Form 10-Q
period 1996-06-30
FNBH BANCORP INC
filed 1996-08-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             Form 10-Q
                         ____________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996
                                 OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to _______

                  Commission file number 0-25752

                          FNBH BANCORP, INC.
         (Exact name of registrant as specified in its charter)

          MICHIGAN                              38-2869722
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

           101 East Grand River, Howell, Michigan 48843
       (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (517)546-3150

                          _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 525,000 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 1996.

                                                         Page 1 of a Total
                                                               of 20 Pages

                                    INDEX


                                                                       Page
                                                                      Number
Part I.   Financial Information (unaudited):

  Item 1.
  Interim Financial Statements:
  Consolidated Balance Sheet as of June 30, 1996 and Dec. 31, 1995.......4
  Consolidated Statements of Income, three months ended
  June 30, 1996 and 1995, and six months ended June 30, 1996 and 1995...5 Consolidated Statements of Stockholders' Equity for six months ended June 30, 1996....................................................6
  Consolidated Statements of Cash Flows for six months ended
  June 30, 1996 and 1995.................................................7
  Notes to Interim Consolidated Financial Statements.....................8

     Item 2.
  Management's Discussion and Analysis of
  Financial Condition and Results of Operations..........................9


Part II.  Other Information

  Item 4................................................................19

  Item 6................................................................19

  Signatures............................................................20

                             PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

Consolidated Balance Sheets               Jun-30         Dec-31
                                            1996           1995
                                     (unaudited)
ASSETS
Cash and due from banks              $  7,900,166        $  8,055,641
Federal funds sold                      7,500,000           8,400,000
                                     ------------        ------------
  Total cash and cash equivalents      15,400,166          16,455,641

Investment securities held to
 maturity, net (fair value of
 $25,169,000 at June 30, 1996
 and $21,897,000 at Dec. 31,
 1995)                                 25,186,499          21,465,669
Investment securities available
 for sale, at fair value               16,964,620          13,115,000
Mortgage-backed securities held
 to maturity, net (fair value of
 $538,000 at June 30, 1996 and
 $620,000 at Dec. 31, 1995)               544,363             614,118
Mortgage-backed securities
 available for sale, at fair value         48,435              56,483
                                      -----------         -----------
   Total investment securities         42,743,917          35,251,270

Loans:
   Commercial                          84,744,118          82,793,050
   Consumer                            19,982,450          20,164,158
   Real estate mortgages               23,398,348          25,001,209
                                      -----------         -----------
     Total loans                      128,124,916         127,958,417
   Less unearned income                   455,360             495,463
   Less allowance for loan losses       3,314,487           3,096,690
                                      -----------         -----------
     Net loans                        124,355,069         124,366,264
Bank premises and equipment - net       4,647,914           4,287,299
Accrued interest and other assets       2,671,360           2,551,343
Other real estate owned                         -              45,688
                                      -----------         -----------
     Total assets                    $189,818,426        $182,957,505
                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
   Non-interest bearing demand       $ 31,320,709        $ 30,815,052
   NOW                                 21,102,198          22,318,050
   Savings and money market            53,645,305          51,564,415
   Time                                63,467,768          59,177,115
                                      -----------         -----------
     Total deposits                   169,535,980         163,874,632
Accrued interest, taxes, and
 other liabilities                      1,389,413           1,553,105
                                      -----------         -----------
     Total liabilities                170,925,393         165,427,737

Stockholders' Equity
  Common stock, no par value.
  Authorized 2,100,000 shares;
  525,000 shares issued and
  outstanding at June 30, 1996
  and Dec. 31, 1995                     5,250,000          5,250,000
 Retained earnings                     13,651,950         12,205,242
 Net unrealized gain (loss) on
  debt securities, net of related
  tax effect                               (8,917)            74,526
                                      -----------        -----------
     Total stockholders' equity        18,893,033         17,529,768
     Total liabilities and
      stockholders' equity           $189,818,426       $182,957,505
                                      ===========        ===========

See notes to interim consolidated financial statements

Consolidated Statements of Income
Unaudited                     Three Months Ended        Six Months Ended
                                    June                    June 30
                              1996        1995         1996         1995
Interest income:
 Interest and fees on loans   $3,194,928  $3,071,760   $6,381,095   $5,925,438
 Interest and dividends on
  investment securities:
    U.S. Treasury securities     368,965     272,012      685,845      552,541
    Obligations of other U.S.
     government agencies          75,037      64,122      150,812      127,455
    Obligations of state and
     political subdivisions      147,077     138,517      288,043      273,968
    Other securities               1,328       1,328        1,328        1,328
    Federal funds sold            60,405      30,334      130,974       88,224
                               ---------   ---------   ----------    ---------
      Total interest income    3,847,740   3,578,073    7,638,097    6,968,954
                               ---------   ---------   ----------    ---------
Interest expense:
 Interest on deposits          1,361,545   1,204,591    2,756,059    2,306,152
 Other interest expense              168       6,151          168        6,151
                               ---------   ---------    ---------    ---------
      Total interest expense   1,361,713   1,210,742    2,756,227    2,312,303
                               ---------   ---------    ---------    ---------
Net interest income            2,486,027   2,367,331    4,881,870    4,656,651

Provision for loan losses        112,125     112,125      224,250      224,250
                               ---------   ---------    ---------    ---------
      Net interest income
       after provision for
       loan losses             2,373,902   2,255,206    4,657,620    4,432,401
                               ---------   ---------    ---------    ---------
Non-interest income:
 Service charges                 385,986     315,539      748,200      623,308
 Gain on sale of loans            33,979      14,391       28,405       29,702
 Other                            76,892      16,824       82,114       34,931
                               ---------   ---------    ---------    ---------
       Total non-interest
        income                   496,857     346,754      858,719      687,941
                               ---------   ---------    ---------    ---------
Non-interest expenses:
 Salaries and employee
  benefits                       823,204     795,271     1,644,738   1,586,833
 Net occupancy                   129,463     122,808       241,663     242,424
 Equipment expense               105,703     104,783       203,970     206,435
 Printing & supplies              41,619      38,357        97,018      91,341
 Michigan Single Business Tax     34,500      42,200        77,000      81,800
 Other                           329,148     409,963       596,492     748,407
                               ---------   ---------    ----------   ---------
       Total non-interest
        expenses               1,463,637   1,513,382     2,860,881   2,957,240
                               ---------   ---------    ----------   ---------
Income before federal
 income taxes                  1,407,122   1,088,578     2,655,458   2,163,102

Federal income taxes             428,000     335,000       815,000     656,500
                               ---------   ---------    ----------   ---------
Net income                    $  979,122  $  753,578    $1,840,458  $1,506,602
                               =========   =========    ==========   =========
Per share statistics*
 Net income                   $     1.86  $     1.44    $     3.51  $     2.87
 Dividends                    $     0.40  $     0.35    $     0.75  $     0.65
 Book Value                   $    35.99  $    31.47    $    35.99  $    31.47
*Based on 525,000 shares outstanding in all time periods.
See notes to interim consolidated financial statements

Consolidated Statements of Stockholders' Equity
Unaudited                              For the six  months ended June 30, 1996

                                                      Net Unrealized
                                                      Gain (Loss)
                                                      on Securities
                                                      Available
                           Common        Retained     for Sale
                           Stock         Earnings     Net of tax   Total
Balances at December 31,
 1995                      $5,250,000    12,205,242      74,526    17,529,768
Net income                          -     1,840,458           -     1,840,458
Change in unrealized
 gain (loss) on debt
 securities
 available for sale,
 net of tax effect                  -             -     (83,443)      (83,443)
Cash dividends ($.75
 per share)                         -      (393,750)          -      (393,750)
                           ----------    ----------    --------    ----------
Balances at June 30,
 1996"                     $5,250,000    13,651,950      (8,917)   18,893,033
                           ==========    ==========    ========    ==========

See notes to interim consolidated financial statements

Consolidated Statements of Cash Flows
Unaudited                                       Six months ended June 30
                                                 1996             1995
Cash flows from operating activities:
 Net income                                      $ 1,840,458      $ 1,506,602
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                        224,250          224,250
    Depreciation and amortization                    183,928          180,258
    Net amortization on investment securities         26,601           40,120
    Loss on disposal of equipment                        130              679
    Gain on sale of loans                            (28,405)         (29,702)
    Proceeds from sale of loans                    6,039,804        1,268,202
    Origination of loans held for sale            (6,162,244)      (1,967,100)
    (Increase) decrease in accrued interest
      income and other assets                        (74,329)         131,437
    Increase in accrued interest, taxes,
      and other liabilities                         (120,692)        (111,123)
                                                 -----------       ----------
          Net cash provided by operating
           activities                              1,929,501        1,243,623
                                                 -----------       ----------
Cash flows from investing activities:
 Purchases of available for sale securities       (4,972,305)      (1,000,746)
 Proceeds from maturities and calls of
  available for sale securities                    1,000,000                -
 Proceeds from mortgage-backed securities
  paydowns-available for sale                          6,372            7,229
 Purchases of held to maturity securities         (7,719,546)      (1,573,427)
 Proceeds from maturities and calls of
  held to maturity securities                      3,970,000        3,720,000
 Proceeds from mortgage-backed securities
  paydowns-held to maturity                           69,788           60,004
 Net increase in loans                               (62,210)      (4,995,971)
 Capital expenditures                               (544,673)        (507,174)
                                                 -----------       ----------
      Net cash used in investing activities       (8,252,574)      (4,290,085)
                                                 -----------       ----------
Cash flows from financing activities:
 Net increase in deposits                          5,661,348        2,862,688
 Dividends paid                                     (393,750)        (341,250)
                                                 -----------       ----------
      Net cash provided by financing
       activities                                  5,267,598        2,521,438
                                                 -----------       ----------
Net decrease in cash and cash equivalents         (1,055,475)        (525,024)

Cash and cash equivalents at beginning of year    16,455,641       14,139,692
                                                 -----------       ----------
Cash and cash equivalents at end of period       $15,400,166      $13,614,668
                                                 ===========       ==========
Supplemental disclosures:
 Interest paid                                   $ 2,760,696      $ 2,222,798
 Federal income taxes paid                           781,000          641,000
 Loans transferred from other real estate            (45,688)               -
 Loans charged off                                    48,916           27,600
See notes to interim consolidated financial statements

Notes to Interim Consolidated Financial Statements (unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1996, and December 31, 1995 and consolidated results of operations for the three months and six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995.

2. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1995 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $976,000 at June 30, 1996 and $992,000 at December 31, 1995. (See Management's Discussion and Analysis of financial condition and results of operations).

Item 2.
                      Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                         Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank). The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 1996 and 1995, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.


Earnings (in thousands             Second Quarter            Year-to-Date
except per share data)           1996         1995         1996         1995
Net income                  $979         $754            $1,840       $1,507

Net Income per Share        $1.86        $1.44            $3.51        $2.87


Net income for the three months ended June 30, 1996 increased 30% from the amount reported for the second quarter of the prior year. This increase was attributable to an increase in net interest income of approximately $119,000 (5%), an increase in non-interest income of about $150,000 (43%), and a decrease in non-interest expenses of $50,000 (3%) which was partially offset by an increase in tax accruals of $93,000 (28%). Net income for the first half of the year increased 22% compared to the same period last year. Contributing to this increase was a $225,000 (5%) growth in net interest income and a $171,000 (25%) increase in non-interest income, a decrease in non-interest expense of $96,000 (3%), partially offset by an increase in tax accruals of $158,000 (24%).


Net Interest Income             Second Quarter            Year-to-Date
(in thousands)                1996         1995         1996          1995
Interest Income               $3,848       $3,578       $7,638        $6,969
Interest Expense               1,362        1,211        2,756         2,312
                              ------       ------       ------        ------
Net Interest Income           $2,486       $2,367       $4,882        $4,657


The Company's 1996 second quarter net interest income increased $119,000 (5%) when compared with the same period in the prior year, while net interest income for the year to date was $225,000 (5%) higher than that of 1995. The following table illustrates some of the factors contributing to the increase in net interest income for the period and for the year to date.


                                    TABLE 1
                     INTEREST YIELDS AND COSTS (in thousands)
                              June 30, 1996 and 1995

                        ---------------Second Quarter Averages----------------
                               1996                             1995
                   Average                        Average
                   Balance    Interest   Rate     Balance     Interest   Rate
Assets:
Fed funds sold     $  4,584   $   60.4   5.27%    $  2,025    $   30.3   5.93%
Securities:
  Taxable            30,355      445.3   5.87%      23,977       337.5   5.63%
  Tax-exempt(1)      10,716      206.2   7.70%       9,278       195.9   8.45%
Loans(2)(3)         128,943    3,198.3   9.92%     121,841     3,076.2   9.99%
                   --------   --------   -----    --------    --------   -----
Total earning
 assets/total
 interest income    174,598   $3,910.2   8.96%     157,121    $3,639.9   9.18%
                              --------                        --------
Cash & due from
 banks                7,268                          6,110
All other assets      7,221                          6,343
Allowance for
 loan loss           (3,254)                        (2,876)
                   --------                       --------
   Total assets    $185,833                       $166,698
                   ========                       ========
Liabilities and
 Shareholders'
 Equity
Interest bearing
 deposits:
Savings & NOW
 accounts          $ 73,529   $  498.2   2.71%    $ 67,813    $  438.8   2.60%
Time                 62,164      863.3   5.55%      55,167       765.8   5.57%
Fed funds
 purchased               12         .2   5.56%         381         6.1   6.38%
                   --------   --------   -----    --------    --------   -----
Total interest
 bearing
 liabilities/
 total interest
 expense            135,705   $1,361.7   4.01%     123,361    $1,210.7   3.94%
                              --------                        --------
Non-interest
 bearing deposits    29,908                         25,558
All other
 liabilities          1,599                          1,514
Shareholders'
 Equity              18,621                         16,265
                   --------                        -------
Total
 liabilities and
 shareholders'
 equity            $185,833                       $166,698
                  =========                      =========
Interest spread                          4.95%                           5.24%
                                         =====                           =====
Net interest
 income-FTE                  $ 2,548.5                       $ 2,429.2
                             =========                       =========
Net interest
 margin                                  5.84%                           6.09%
                                         =====                           =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) Non-accruing loans are not significant during the periods reported and, for purposes of the computation above, are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $126,000 in 1996 and $118,000 in 1995.



                        ----------------Year to Date Averages-----------------
                                  1996                          1995
                     Average                       Average
                     Balance    Interest   Rate    Balance    Interest   Rate
Assets:
Fed. funds sold      $  4,951   $  131.0   5.23%   $  3,055   $   88.2   5.74%
Securities:
   Taxable             28,625      838.0   5.86%     24,463      681.3   5.54%
   Tax-exempt(1)       10,399      403.5   7.76%      9,126      387.8   8.50%
Loans(2)(3)           129,199    6,388.5   9.80%    120,030    5,934.7   9.83%
                     --------   --------   -----   --------   --------   -----
Total earning
 assets/total
 interest income      173,174   $7,761.0   8.90%    156,674   $7,092.0   9.02%
Cash & due
 from banks             7,115                         5,884
All other assets        7,183                         6,243
Allowance for
 loan loss             (3,200)                       (2,808)
                     --------                      --------
    Total assets     $184,272                      $165,993
                     ========                      ========
Liabilities and
 Shareholders'
 Equity
Interest bearing
 deposits:
Savings &
 NOW accounts        $ 74,432   $1,038.5   2.79%   $ 70,120   $  890.5   2.56%
Time                   61,334    1,717.5   5.60%     53,102    1,415.6   5.38%
Fed Funds
 Purchased                  6         .2   5.56%        192        6.2   6.38%
                     --------   --------   -----   --------   --------   -----
Total interest
 bearing
 liabilities/total
 interest expense     135,772   $2,756.2   4.08%    123,414   $2,312.3   3.78%
                                --------                      --------
Non-interest
 bearing deposits      28,604                        25,184
All other
 liabilities            1,603                         1,428
Shareholders'
 Equity                18,293                        15,967
                     --------                      --------
Total liabilities
 and shareholders'
 equity              $184,272                     $ 165,993
                     ========                     =========
Interest spread                            4.82%                         5.24%
                                           =====                         =====
Net interest
 income-FTE                     $5,004.8                      $4,779.7
                                ========                      ========
Net interest
 margin                                    5.69%                         6.04%
                                           =====                         =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) Non-accruing loans are not significant during the periods reported and, for purposes of the computations above, are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $238,000 in 1996 and $211,000 in 1995



Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased more than $270,000 in the second quarter of 1996 compared to that of 1995. In the second quarter of the year, income on Fed Funds was $30,000 more than the same period in 1995 in spite of a decline of 66 basis points in rates, because average balances were $2,600,000 higher. For the year, income on Fed Funds was $43,000 more than 1995 because average balances increased $1,900,000 although rates were 51 basis points lower.

In the second quarter, income on taxable securities increased approximately $108,000 both because the rate increased 24 basis points and the average balance increased $6,400,000. Income from tax-exempt securities increased $10,000 even though the yield fell 75 basis points because the average balance increased by more than $1,400,000. The increase in rates on taxable securities was primarily due to U.S. Treasury bonds which are purchased with two year maturities. Current two year bonds are yielding more than they were two years ago. On the other hand, the Company generally purchases tax-exempt bonds with ten year maturities. Rates are lower on bonds being purchased today than those earned ten years ago on the tax-exempt bonds which they are replacing. For the first six months of the year, income on taxable securities increased approximately $157,000 over the prior year both due to a 32 basis point increase in rates and a $4,000,000 increase in average balances. Income on tax-exempt securities was $16,000 higher than the first half of 1995.
Rates declined 74 basis points while average balances increased $1,200,000.

In the second quarter of this year, loan interest income increased $122,000 when compared to the same period in 1995. This increase was primarily due to the increase in commercial real estate lending that has occurred over the past, offset in part by a 7 basis point decline in the average rate. Demand for commercial and residential loans has increased as a result of a growing local economy. For the first half of the year, loan interest income increased $454,000, with average balances up $9,000,000 while yields declined 3 basis points. Based on year to date average balances, the Bank's loan to asset ratio for the first half of the year was 70% which was in the top 20% of its peer group as designated by the Federal Financial Institutions Examination Council in the Uniform Bank Performance Report. The higher rates earned on loans enabled the Company to maintain a favorable interest margin resulting in increased earnings. The Bank's 5.69% interest margin compared favorably with the peer group average.

Interest Bearing Liabilities/Interest Expense
In the second quarter of 1996, interest expense increased approximately $151,000 both due to an increase in rates of 7 basis points and an increase in average balances of more than $12,000,000. Savings and NOW expense increased $59,000 both because balances increased $5,700,000 and rates increased 11 basis points. Interest on time deposits increased $97,500 in 1996 over the prior year. Balances increased $7,000,000 but the rate paid on time deposits declined 2 basis points in the second quarter of 1996 from that of 1995. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits. In the first half of the year, interest expense was about $444,000 higher than 1995 due to rates increasing 30 basis points and average balances increasing more than $12,000,000.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee
(ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. Throughout 1995 and the first half of 1996 the Company's liquidity ratio exceeded 20%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not offer brokered deposits. Certificates of deposit over $100,000, which amounted to $11,100,000 at June 30, 1996, are held by local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. The Bank's policy requires all purchases of Fed Funds to be approved by senior management so that liquidity needs are known. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity. During the first half of the year, the Fed Funds Sold balances averaged nearly $5,000,000.

In addition to liquidity issues, ALCO discusses the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. The quality of the loan portfolio is reviewed in light of the current allowance. The rate sensitivity report is analyzed and strategies are created to attempt to produce the desired results. This report describes the repricing schedule for various asset and liability categories.

Interest Rate Sensitivity
(dollars in thousands)
                     0-3         4-12        1-5         5+
                     Months      Months      Years       Years       Total
Assets:
  Loans............  $44,486     $33,619     $43,808     $ 6,212     $128,125
  Securities.......    6,152      10,986      18,551       7,055       42,744
  Fed funds........    7,500                                            7,500
  Other assets.....   ______      ______      ______     _______      _______
                                                          11,449       11,449
    Total assets...  $58,138     $44,605     $62,359     $24,716     $189,818

Liabilities &
 Shareholders'
 Equity:
  Demand, Savings
   & NOW...........  $49,185                            $56,883      $106,068
  Time.............   18,593      23,443      21,432                   63,468
  Other liabilities
                                                         20,282        20,282
   and equity......   ______      ______      ______    _______      ________
     Total
      liabilities
      and equity...  $67,778     $23,443     $21,432    $77,165      $189,818

  Rate sensitivity
   gap and ratios:
  Gap for period...  $(9,640)    $21,162     $40,927   $(52,449)
  Cumulative gap...   (9,640)     11,522      52,449
  Cumulative rate
   sensitive ratio.      .86        1.13        1.47       1.00
  Dec. 31, 1995
   rate sensitive
   ratio...........      .92        1.18        1.46       1.00


Given the asset sensitive position of the Bank at June 30, 1996, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized pretax income would decrease approximately
$300,000, while a similar increase in rates would cause pretax income to increase by a like amount. In the table above, the entire balance of savings, NOW and MMDAs are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience.


Provision for Loan Losses          Second Quarter          Year-to-Date
(in thousands)                    1996         1995       1996       1995
     Total                        $112         $112       $224       $224


The provision for loan losses of $112,000 remained the same for the second quarter of 1996 as it was the prior year. Year to date the provision has also remained the same at $224,000. In June of 1996, the allowance for loan loss as a percent of loans was 2.59%, up from 2.39% a year earlier. The allowance percentage increased even as loan balances increased because of the low amount of net charge offs the Bank has experienced. For the first six months of 1996, the Bank had net charge offs of $7,000, compared with net recoveries of $45,000 last year. Non-accrual, past due 90 days, and renegotiated loans were .76% and 1.01% of total loans outstanding at June 30, 1996 and 1995 respectively.

Impaired loans, as defined by Statement of Financial Accounting Standards
No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $1,000,000 at June 30, 1996, compared to $1,200,000 at June 30, 1995, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $200,000 of commercial loans separately identified as impaired.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $1,000,000 had specific reserves calculated in accordance with SFAS No. 114 of $300,000 at June 30, 1996.


Nonperforming Assets
(in thousands)                    Quarter Ended            Year Ended
                                  June 30, 1996          December 31, 1995
Non-accrual loans                     $864                   $926
90 days or more past
 due and still accruing                112                     66
                                     -----                  -----
     Total nonperforming loans         976                    992
Other real estate                        0                     46
                                     -----                  -----
     Total nonperforming assets       $976                 $1,038

Nonperforming loans as a
 percent of total loans               .76%                   .80%
Nonperforming assets as a
 percent of total loans               .76%                   .84%
Nonperforming loans as a
 percent of the loan loss reserve      29%                    34%


The decline in other real estate in 1996 was due to the sale of a parcel of property which made up the December 31, 1995 balance.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first half of 1996 and 1995.

                                     Year to date           Year to date
Loans:                               June 30, 1996          June 30, 1995
  (dollars in thousands)
  Average daily balance of loans
   for the year to date                  128,943               121,841
  Amount of loans (gross)
   outstanding at end of the quarter     128,125               123,274
Allowance for loan losses:
  Balance at beginning of year             3,097                 2,672
  Loans charged off:
    Real estate                                0                     0
    Commercial                                32                     1
    Consumer                                  17                    26
                                              --                    --
       Total charge-offs                      49                    27
  Recoveries of loans
   previously charged off:
     Real estate                               0                     0
     Commercial                               11                    28
     Consumer                                 31                    44
                                              --                    --
        Total recoveries                      42                    72

Net loans charged off (recoveries)             7                   (45)
Additions to allowance charged
  to operations                              224                   224
                                             ---                   ---
    Balance at end of quarter             $3,314                $2,941

Ratios:
  Net loans charged off to average
   loans outstanding                        .01%                  (.04%)
  Allowance for loan losses to
   loans outstanding                       2.59%                  2.39%



Non-interest Income                   Second Quarter        Year-to-Date
(in thousands)                      1996       1995       1996         1995
Total                               $497       $347       $859         $688


Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased by $150,000 (43%) in the second quarter of 1996 compared to the same period in the previous year. The increase in service charge income was primarily due to changes in the service charge schedule implemented in the last half of 1995 as well as growth in the Bank. Gains on loan sales increased because of income from mortgage servicing rights (see discussion of accounting standard, page 18). Other operating income increased $60,000. Included in other operating income is a non-reoccurring gain of $70,000 on the sale of a piece of other real estate.

For the year, non-interest income was up $171,000 (25%) compared to the first six months of 1995.


Non-interest Expense               Second Quarter           Year-to-Date
(in thousands)                   1996         1995        1996        1995
Total                            $1,464       $1,513      $2,861      $2,957


Non-interest expense decreased $49,000 (3%) in the second quarter of 1996
compared to the same period last year.    The decline was due to a reduction
in other expenses including FDIC expense which was $82,000 in the second quarter of 1995 based on a fee of 21 cents per $100 of deposits. This year, because the Bank Insurance Fund has reached its mandated level and because the Bank is a well managed, well capitalized institution, (as defined by the FDIC), the fee for FDIC insurance is expected to be $500 per quarter. This rate could increase if the fund balance declines sufficiently relative to insured deposits and/or Congress passes certain proposed legislation. This savings was partially offset by an increase of 4% in salaries and benefits, 5% in occupancy, and 1% in equipment expense.

For the year non-interest expense was $96,000 (3%) less than 1995. FDIC expense was down $164,000 for the year, equipment expense was $2,500 lower in 1996, and Michigan Single Business tax was down $4,800 for the year. The decline in Single Business tax in spite of the increase in earnings is due to credits received for investments in buildings of nearly $560,000 for main office renovations. The above reductions were partially offset by an increase in salaries and benefits of $58,000 (4%) for the year. Further increases in salary and other expense are anticipated later this year as a trust officer will be hired and some start up costs for a trust department will be incurred.


Income Tax Expense                Second Quarter           Year-to-Date
(in thousands)                  1996         1995        1996        1995
     Total                      $428         $335        $815        $657


Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. The increase of $93,000 in the second quarter tax accrual and $158,000 in the year to date tax accrual was principally the result of increased profitability. Year to date income before taxes was 23% higher in 1996 than in the previous year while the Federal income tax accrual was 24% higher.


Capital (in thousands)              June 30, 1996         December 31, 1995
Shareholders' Equity*                 $18,902                $17,455
Ratio of Equity to Total Assets         9.96%                  9.54%


*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($9,000) at June 30, 1996 and $75,000 at December 31, 1995.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $1,450,000 (8%) during the first six months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $394,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at June 30, 1996 was 15.20%, and total risk-based capital was 16.45%. At June 30, 1995 these ratios were 14.11% and 15.36% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Company's leverage ratio was 10.15% at June 30, 1996 and 9.9% in 1995. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

Presently the Bank has a capital project ongoing involving making renovations to the Brighton branch. The front face of the building has been expanded about ten feet toward Grand River Avenue and will have a predominate arched window rounded by a copper roof. The interior is being updated and an office and conference room will be added. The project is expected to be completed near the end of the third quarter. In addition, the Bank has received regulatory approval to establish a new branch in the northwest part of Brighton and the Bank is attempting to obtain a new branch site in this area.

The projects mentioned above will be financed from internally generated funds. As of June 30, 1996, the Company had outstanding commitments of approximately $400,000 for capital projects.

Accounting Standard
In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 (SFAS 122). This statement requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires the mortgage banking enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights with impairment recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995, with earlier adoption permitted. The Company adopted SFAS 122 in the first quarter of 1996. The impact on the financial statements was creation of an asset of $41,000 for mortgage servicing rights and a $41,000 increase in pretax income for the six months ended June 30, 1996.

                   PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
The registrant's annual meeting of shareholders was held on April 17, 1996. The shareholders voted on the election of directors.

Votes were cast as follows for the three nominees for the office of director to serve until 1999.

                         Shares voted for          Shares voted against
     S.W. Itsell              396,001                      5,665
     Dona Scott Laskey        385,651                     16,015
     Charles N. Holkins       401,666                          0

Additionally, the following directors continue in office.

Term expiring in 1997:
     Donald K. Burkel
     Harry E. Griffith
     Peter B. VanWinkle
     Gary R. Boss

Term expiring in 1998:
     Rebecca S. English
     W. Rickard Scofield
     Roy A. Westran
     Barbara D. Martin


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
        There are none applicable.

(b)  Reports on Form 8-K:
        There were no reports on Form 8-K filed during the second quarter of 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned hereunto duly authorized.


          FNBH BANCORP, INC.



          /s/ Barbara D. Martin
          Barbara D. Martin
          President and Chief Executive Officer




          /s/ Barbara J. Nelson
          Barbara J. Nelson
          Treasurer



DATE:  August 8, 1996