Form 10-Q
period 1996-09-30
FNBH BANCORP INC
filed 1996-11-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          Form 10-Q
                     --------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996
                              OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 525,000 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 1996.


                                          Page 1 of a Total
                                                of 19 Pages

                                      INDEX



                                                                            Page
                                                                          Number
  Part I.   Financial Information (unaudited):

     Item 1.
     Interim Financial Statements:
     Consolidated Balance Sheet as of Sept. 30, 1996 and Dec. 31, 1995........4
     Consolidated Statements of Income, three months ended
     Sept. 30, 1996 and 1995, and nine months ended Sept. 30, 1996 and 1995..5 Consolidated Statements of Stockholders' Equity for nine months ended September 30, 1996.................................................6
     Consolidated Statements of Cash Flows for nine months ended
     September 30, 1996 and 1995..............................................7
     Notes to Interim Consolidated Financial Statements.......................8

     Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations............................9


  Part II.  Other Information

     Item 6..................................................................19

     Signatures..............................................................19

                PART I - FINANCIAL INFORMATION

                                Item 1.
  Financial Statements
  Unaudited interim consolidated financial statements follow.

                       FNBH Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

                                                       Sep-30            Dec-31
                                                       1996               1995
                                                    (Unaudited)

ASSETS
  Cash and due from banks .....................   $   9,351,176    $   8,055,641
  Federal funds sold ..........................       3,300,000        8,400,000
     Total cash and cash equivalents ..........      12,651,176       16,455,641

  Investment securities held to maturity, net
    (fair value of $26,104,000 at September 30,
    1996 and $21,897,000 at Dec. 31, 1995) ....      26,029,415       21,465,669
  Investment securities available for sale,
    at fair value .............................      21,977,187       13,115,000
  Mortgage-backed securities held to maturity,
    net(fair value of $506,000 at September 30,
    1996 and $620,000 at Dec. 31, 1995) .......         510,609          614,118
  Mortgage-backed securities available for
    sale, at fair value .......................          39,832           56,483
       Total investment securities ............      48,557,043       35,251,270

  Loans:
   Commercial .................................      87,631,988       82,793,050
   Consumer ...................................      21,815,978       20,164,158
   Real estate mortgages ......................      22,842,746       25,001,209
      Total loans .............................     132,290,712      127,958,417
   Less unearned income .......................         435,023          495,463
   Less allowance for loan losses .............       3,364,724        3,096,690
       Net loans ..............................     128,490,965      124,366,264

  Bank premises and equipment - net ...........       4,737,468        4,287,299
  Accrued interest and other assets ...........       2,786,086        2,551,343
  Other real estate owned .....................            --             45,688
       Total assets ...........................   $ 197,222,738    $ 182,957,505

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
  Deposits:
   Non-interest bearing demand ................   $  32,778,932    $  30,815,052
   NOW ........................................      22,887,088       22,318,050
   Savings and money market....................      56,198,482       51,564,415
   Time .......................................      64,337,313       59,177,115
       Total deposits .........................     176,201,815      163,874,632

  Accrued interest, taxes, and other
     liabilities ..............................       1,442,094        1,553,105
        Total liabilities .....................     177,643,909      165,427,737

  Stockholders' Equity
   Common stock, no par value.  Authorized
   2,100,000 shares; 525,000 shares issued
   and outstanding at Sept. 30, 1996 and
   Dec. 31, 1995 ..............................       5,250,000        5,250,000
  Retained earnings ...........................      14,335,282       12,205,242
  Net unrealized gain (loss) on debt
   securities, net of related tax effect ......          (6,453)          74,526
     Total stockholders' equity ...............      19,578,829       17,529,768
     Total liabilities and stockholders'
         equity ...............................   $ 197,222,738    $ 182,957,505

  See notes to interim consolidated financial statements

                       FNBH Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
  Unaudited
                               Three Months Ended       Nine Months Ended
                                     September              September 30
                                  1996        1995        1996        1995
 Interest income:
 Interest and fees on loans ....  $3,246,187  $3,119,483  $9,627,282  $9,044,921
 Interest and dividends on investment securities:
 U.S. Treasury securities ......     474,635     301,064   1,160,480     853,605
 Obligations of other
        U.S. government agencies      59,806      70,175     210,618     197,630
 Obligations of state and
        political subdivisions .     154,608     140,516     442,651     414,484
 Other securities ..............       --        --            1,328       1,328
 Federal funds sold ............      82,248      45,136     213,222     133,360
  Total interest income ........   4,017,484   3,676,374  11,655,581  10,645,328

 Interest expense:
 Interest on deposits ..........   1,437,865   1,260,772   4,193,924   3,566,924
 Other interest expense ........       --            615         168       6,766
 Total interest expense ........   1,437,865   1,261,387   4,194,092   3,573,690

 Net interest income ...........   2,579,619   2,414,987   7,461,489   7,071,638
 Provision for loan losses .....     112,125     112,125     336,375     336,375
Net interest income after
   provision for loan losses ...   2,467,494   2,302,862   7,125,114   6,735,263


 Non-interest income:
 Service charges ...............     372,839     323,152   1,121,039     946,460
 Gain on sale of loans .........      36,096       6,762      64,501      36,464
 Other .........................      10,857      21,412      92,971      56,343
  Total non-interest income ....     419,792     351,326   1,278,511   1,039,267

 Non-interest expenses:
  Salaries and employee benefits     824,221     838,713   2,468,959   2,425,546
  Net occupancy ................     130,853     117,184     372,516     359,608
 Equipment expense .............     115,875     116,303     319,845     322,738
 Printing & supplies ...........      52,483      58,241     167,357     165,451
 Michigan Single Business Tax ..      49,000      28,500     126,000     110,300
 Other .........................     427,023     305,850   1,005,659   1,038,388
   Total non-interest expenses .   1,599,455   1,464,791   4,460,336   4,422,031

 Income before federal
        income taxes ...........   1,287,831   1,189,397   3,943,289   3,352,499

 Federal income taxes ..........     394,500     367,500   1,209,500   1,024,000

 Net income ....................    $893,331    $821,897  $2,733,789  $2,328,499

 Per share statistics*
 Net income ....................      $ 1.70      $ 1.57     $  5.21      $ 4.44
 Dividends .....................      $ 0.40      $ 0.35     $  1.15      $ 1.00

 *Based on 525,000 shares outstanding in all time periods

  See notes to interim consolidated financial statements

                       FNBH Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity
Unaudited
                            For the nine months ended September 30, 1996
                                                        Net Unrealized
                                                         Gain (Loss) on
                                                          Securities
                                                          Available for
                                     Common     Retained   Sale
                                     Stock      Earnings   Net of tax     Total
Balances at December 31, 1995 ..... $5,250,000  12,205,242   74,526   17,529,768

Net income ........................       --     2,733,789     --      2,733,789
Change in unrealized gain (loss)
    on debt securities available
    for sale, net of tax effect ...       --          --    (80,979)     (80,979)
Cash dividends ($1.15 per share) ..       --      (603,749)    --       (603,749)

Balances at September 30, 1996 .... $5,250,000  14,335,282   (6,453)  19,578,829

See notes to interim consolidated financial statements

                       FNBH Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Unaudited
                                              Nine months ended September 30
                                               1996          1995
Cash flows from operating activities:
Net income ................................... $  2,733,789  $  2,328,499
Adjustments to reconcile net income to net
     cash provided by operating activities:
Provision for loan losses ....................      336,375       336,375
Depreciation and amortization ................      287,938       279,446
Net amortization on investment
                  securities .................       40,261        63,986
Loss on disposal of equipment ................          130         3,709
Gain on sale of loans ........................      (67,395)      (36,464)
Proceeds from sale of loans ..................    7,857,402     2,641,923
Origination of loans held for sale ...........   (7,844,971)   (3,013,081)
(Increase) decrease in accrued
       interest income and other assets ......     (189,055)       56,079
Increase in accrued interest, taxes,
   and other liabilities .....................      (69,261)      (16,846)
        Net cash provided by
            operating activities..............    3,085,213     2,643,626

Cash flows from investing activities:
Purchases of available for sale securities ...   (9,979,017)   (5,006,993)
Proceeds from maturities and calls
    of available for sale securities .........    1,000,000          --
Proceeds from mortgage-backed securities
     paydowns-available for sale..............       15,299        11,179
Purchases of held to maturity securities .....  (14,728,606)   (2,729,702)
Proceeds from maturities and calls of held
     to maturity securities ..................   10,120,000     4,615,000
Proceeds from mortgage-backed securities
     paydowns-held to maturity ...............      103,561        94,370
Net increase in loans ........................   (4,406,112)   (7,295,382)
Capital expenditures .........................     (738,236)     (881,458)
          Net cash used in investing
             activities ......................  (18,613,111)  (11,192,986)

Cash flows from financing activities:
Net increase in deposits .....................   12,327,183     5,788,530
Dividends paid ...............................     (603,750)     (525,000)
   Net cash provided by financing
       activities ............................   11,723,433     5,263,530

Net decrease in cash and cash equivalents ....   (3,804,465)   (3,285,830)

Cash and cash equivalents at beginning of year   16,455,641    14,139,692

Cash and cash equivalents at end of period ... $ 12,651,176  $ 10,853,862

Supplemental disclosures:
Interest paid ................................ $  4,211,763  $  3,462,441
Federal income taxes paid ....................    1,265,000     1,011,000
Loans charged off ............................      125,374        41,162

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1996, and consolidated results of operations for the three months and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995.

2. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1995 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,203,000 at September 30, 1996 and $992,000 at December 31, 1995. (See Management's Discussion and Analysis of financial condition and results of operations).

  Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First
National Bank in Howell (the Bank). The following is a discussion of the Company's results of operations for the three months and nine months ended September 30, 1996 and 1995, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.


  Earnings  (in thousands     Third Quarter                   Year-to-Date
  except per share data)   1996        1995              1996           1995
Net income                  $893        $822             $2,734         $2,328

Net Income per Share       $1.70       $1.57              $5.21          $4.44

Net income for the three months ended September 30, 1996 increased 9% from the amount reported for the third quarter of the prior year. This increase was attributable to an increase in net interest income of approximately $165,000 (7%), and an increase in non-interest income of $69,000 (19%). Partially offsetting the increase in income were an increase of $134,000 in non-interest expense and an increase in tax accruals of $27,000 (7%). Net income for the first three quarters of the year increased 17% compared to the same period last year. Contributing to this increase was a $390,000 (6%) growth in net interest income and a $240,000 (23%) increase in non-interest income, partially offset by an increase of $38,000 (1%) in non-interest expense and an increase in tax accruals of $186,000 (18%).


  Net Interest Income         Third Quarter       Year-to-Date
  (in thousands)             1996      1995      1996      1995
Interest Income ...          $4,018    $3,676    $11,655   $10,645
Interest Expense ..           1,438     1,261      4,194     3,574
Net Interest Income          $2,580    $2,415    $ 7,461   $ 7,071



The Company's 1996 third quarter net interest income increased $165,000 (7%) when compared with the same period in the prior year, while net interest income for the year to date was $390,000 (6%) higher than that of 1995. The following table illustrates some of the factors contributing to the increase in net interest income for the period and for the year to date.


                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                           September 30, 1996 and 1995

                          ---------------Third Quarter Averages----------------
                                     1996                          1995
                            Average                     Average
                            Balance    Interest Rate    Balance  Interest  Rate
  Assets:
Fed funds sold ........     6,340        82.2   5.07%    3,100     45.1   5.70%
Securities:
   Taxable ............    35,454       534.4   6.03%   26,060    371.2   5.70%
   Tax-exempt(1) ......    11,415       216.3   7.58%    9,674    198.0   8.19%
Loans(2)(3) ...........   129,975     3,250.8   9.79%  123,828  3,123.8   9.87%
Total earning
  assets/total
  interest income .....   183,184  $  4,083.7   8.76%  162,662 $3,738.1   9.02%
Cash & due from
  banks ...............     7,165      --       --     6,830      --        --
All other assets ......     7,391      --       --     6,529      --        --

Allowance for
  loan loss ...........    (3,342)     --       --    (2,994)     --        --
   Total assets ....... $ 194,398      --       -- $ 173,027      --        --


Liabilities and
  Shareholders'
  Equity

Interest bearing
  deposits:
Savings & NOW
 accounts .............    76,794       533.6   2.76%   69,868    460.4   2.61%
Time ..................    64,249       904.3   5.60%   55,774    800.4   5.69%
Fed funds
  purchased ...........         0         0     --        40         .6   5.98%

Total interest
  bearing
  liabilities/total
  interest expense ....   141,043     1,437.9   4.06%  125,682  1,261.4   3.98%

Non-interest
  bearing deposits ....    32,391      --       --    28,959      --        --
All other liabilities .     1,640      --       --     1,495      --        --
Shareholders' Equity ..    19,324      --       --    16,891      --        --

Total liabilities and
   shareholders' equity   194,398      --       --   173,027      --        --

Interest spread .......      --        --      4.70%   --         --      5.04%

Net interest
   income-FTE .........      --       2,645.8    --    --       2,476.7     --

Net interest margin ...      --        --      5.64%   --         --      5.95%



(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.

(2) Non-accruing loans are not significant during the periods reported and, for purposes of the computation above, are included in the average daily loan balances.

(3) Interest on loans includes origination fees totaling $124,000 in 1996 and $112,000 in 1995.

                          ----------------Year to Date Averages-----------------
                                  1996                         1995
                          Average                     Average
                         Balance    Interest   Rate   Balance  Interest  Rate
  Assets:
  Fed. funds sold ....     5,417       213.2   5.17%     3,070     133.4   5.73%
  Securities:
    Taxable ..........    30,918     1,372.4   5.92%    25,002   1,052.5   5.61%
    Tax-exempt(1) ....    10,741       619.8   7.69%     9,310     585.7   8.39%
 Loans(2)(3) .........   129,459     9,639.3   9.78%   121,310   9,058.5   9.87%
  Total earning
   assets/total
  interest income ....   176,535    11,844.7   8.86%   158,692  10,830.1   9.03%

  Cash & due from
 banks ...............     7,132      --        --       6,203     --       --

  All other assets ...     7,253      --        --       6,339     --       --
  Allowance for
     loan loss ......    (3,248)      --        --      (2,871)    --       --

    Total assets ..... $ 187,672      --        --     168,363     --       --

  Liabilities and
    Shareholders'
      Equity

Interest bearing
 deposits:

Savings & NOW accounts    75,225     1,572.1   2.79%    70,035   1,350.9   2.58%
  Time ...............    62,313     2,621.8   5.62%    54,002   2,216.0   5.49%
  Fed Funds
     Purchased .......         4          .2   5.50%       141       6.8   6.34%
  Total interest
      bearing
  liabilities/total
     interest expense    137,542     4,194.1   4.07%   124,178   3,573.7   3.85%

  Non-interest
bearing deposits .....    29,907      --        --      26,456      --      --
  All other
 liabilities .........     1,616      --        --       1,451      --      --

  Shareholders'
   Equity ............    18,607      --        --      16,278      --      --

  Total liabilities
   and shareholders'
     equity ..........   187,672      --        --     168,363      --      --
  Interest spread ....      --        --      4.79%      --         --     5.18%
  Net interest
     income-FTE ......      --       7,650.6    --       --      7,256.4    --

  Net interest
margin ...............      --        --      5.68%      --         --     6.02%

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.

(2) Non-accruing loans are not significant during the periods reported and, for purposes of the computations above, are included in the average daily loan balances.

(3) Interest on loans includes origination fees totaling $362,000 in 1996 and $323,000 in 1995


INTEREST  EARNING  ASSETS/INTEREST
Income On a tax equivalent basis, interest income increased approximately $346,000 in the third quarter of 1996 compared to that of 1995. In the third quarter of the year, income on Fed Funds was $37,000 more than the same period in 1995 in spite of a decline of 63 basis points in rates, because average balances were $3,200,000 higher. For the year, income on Fed Funds was $80,000 more than 1995 because average balances increased $2,300,000 although rates were 56 basis points lower.

In the third quarter, income on taxable securities increased approximately $163,000 both because the rate increased 33 basis points and the average balance increased $9,400,000. Income from tax-exempt securities increased $18,000 even though the yield fell 61 basis points because the average balance increased by more than $1,700,000. The increase in rates on taxable securities was primarily due to U.S. Treasury bonds which are purchased with two year maturities. The yields on the government bonds purchased this year have usually exceeded the yields on maturing bonds. On the other hand, the Company generally purchases tax-exempt bonds with ten year maturities. Rates are lower on bonds being purchased today than those earned ten years ago on the tax-exempt bonds which they are replacing. For the first nine months of the year, income on taxable securities increased approximately $320,000 over the prior year both due to a 31 basis point increase in rates and a nearly $6,000,000 increase in average balances. Income on tax-exempt securities was $34,000 higher than the first three quarters of 1995. Rates declined 70 basis points while average balances increased $1,400,000.

In the third quarter of this year, tax equivalent loan interest was $127,000 higher than the same period in 1995 due to an increase in average balances exceeding $6,000,000 while rates declined 8 basis points. The growth in loans was in the commercial sector. A strong local economy has contributed to demand for land development loans both for residential and commercial use. The decline in mortgage loan balances was the result of the Bank's policy of selling fixed rate mortgage loans with fifteen year and longer maturities. The Bank retains variable rate mortgages but there has not been sufficient demand for these products to offset the run off of older mortgage loans paying down. For the first three quarters of the year, loan interest income increased $580,000, with average balances up $8,000,000 while yields declined 9 basis points.

INTEREST  BEARING  LIABILITIES/INTEREST  EXPENSE
In the third quarter of 1996, interest expense increased approximately $179,000 both due to an increase in rates of 8 basis points and an increase in average balances of more than $15,000,000. Savings and NOW interest expense increased $73,000 both because balances increased $6,900,000 and rates increased 15 basis points. Interest on time deposits increased $104,000 in 1996 over the prior year. Balances increased $8,500,000 but the rate paid on time deposits declined 9 basis points in the third quarter of 1996 from that of 1995. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits. In the first three quarters of the year, interest expense was about $620,000 higher than 1995 due to rates increasing 22 basis points and average balances increasing more than $13,000,000.

LIQUIDITY
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. Throughout 1995 and the first nine months of 1996 the Company's liquidity ratio exceeded 20%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $11,300,000 at September 30, 1996, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. The Bank's policy requires all purchases of Fed Funds to be approved by senior management so that liquidity needs are known. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity. During the first nine months of the year, the Fed Funds Sold balances averaged $5,400,000.

In addition to liquidity issues, ALCO discusses the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. The quality of the loan portfolio is reviewed in light of the current allowance. The rate sensitivity report is analyzed and strategies are created to attempt to produce the desired results. The rate sensitivity report describes the repricing schedule for various asset and liability categories.


Interest Rate Sensitivity
 (dollars in thousands)
                            0-3          4-12       1-5          5+
                           Months       Months     Years       Years     Total
  Assets:
    Loans ..............    55,847      29,410     42,399      4,635     132,291
    Securities .........     4,198       9,718     26,580      8,061      48,557
    Fed funds ..........     3,300        --         --         --         3,300
    Other assets .......      --          --         --       13,075      13,075
      Total assets .....    63,345      39,128     68,979     25,771     197,223

  Liabilities &
   Shareholders' Equity:

    Demand, Savings
     & NOW .............    52,528        --         --       59,362     111,890
    Time ...............    20,079      20,746     23,500         12      64,337
    Other liabilities
     and equity ........      --          --         --       20,996      20,996

Total liabilities
  and equity ...........  $ 72,607    $ 20,746   $ 23,500   $ 80,370    $197,223

Rate sensitivity
  gap and ratios:
 Gap for period ........  $ (9,262)   $ 18,382   $ 45,479   $(54,599)       --
 Cumulative gap ........    (9,262)      9,120     54,599       --          --


Cumulative rate
  sensitive ratio.......       .87        1.10       1.47       1.00
Dec. 31, 1995 rate
  sensitive ratio.......       .92        1.18       1.46       1.00

Given the asset sensitive position of the Bank at September 30, 1996, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $400,000, while a similar increase in rates would cause net interest income to increase by a like amount. In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience.


  Provision for Loan Losses            Third Quarter             Year-to-Date
  (in thousands)                     1996         1995         1996        1995
     Total                           $112         $112         $336        $336

The provision for loan losses of $112,000 remained the same for the third quarter of 1996 as it was the prior year. Year to date the provision has also remained the same at $336,000. In September of 1996, the allowance for loan loss as a percent of loans was 2.54%, up from 2.46% a year earlier. The allowance percentage increased even as loan balances increased because of the low amount of net charge offs the Bank has experienced. For the first nine months of 1996, the Bank had net charge offs of $68,000, compared with net recoveries of $71,000 last year. Non-accrual, past due 90 days, and renegotiated loans were .91% and
 .80% of total loans outstanding at September 30, 1996 and 1995 respectively.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $1,000,000 at September 30, 1996, compared to $900,000 at December 31, 1995, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $200,000 of commercial loans separately identified as impaired.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $1,000,000 had specific reserves calculated in accordance with SFAS No. 114 of $300,000 at September 30, 1996.

The following table describes nonperforming assets at September 30, 1996 compared to December 31, 1995. The loans categorized as ninety days past due are all well secured and in the process of collection.


  Nonperforming Assets                   Quarter Ended           Year Ended
 (in thousands)                        September 30, 1996     December 31, 1995
Non-accrual loans ...............          $  855                $  926
90 days or more past due and
   still accruing ...............             348                    66
   Total nonperforming loans ....           1,203                   992
Other real estate ...............               0                    46
   Total nonperforming assets ...          $1,203                $1,038

Nonperforming loans as a percent
    of total loans ..............            .91%                  .80%
Nonperforming assets as a percent
   of total loans ...............            .91%                  .84%
Nonperforming loans as a percent
 of the loan loss reserve .......             36%                   34%


The decline in other real estate in 1996 was due to the sale of a parcel of property which made up the December 31, 1995 balance.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 1996 and 1995.


Loans:                                       Year to date         Year to date
                                            Sept. 30, 1996       Sept. 30, 1995
(dollars in thousands)
  Average daily balance of loans
   for the year to date ....................     129,459      121,310
  Amount of loans (gross) outstanding
   at end of the quarter ...................     132,291      125,258
Allowance for loan losses:
 Balance at beginning of year ..............       3,097        2,672
     Loans charged off:
       Real estate .........................          29            0
       Commercial ..........................          47            1
       Consumer ............................          49           40
         Total charge-offs .................         125           41

 Recoveries of loans previously charged off:
      Real estate ..........................           0            0
      Commercial ...........................          19           38
      Consumer .............................          38           74
         Total recoveries ..................          57          112

 Net loans charged off (recoveries) ........          68          (71)
  Additions to allowance charged to
          operations .......................         336          336
        Balance at end of quarter ..........   $   3,365    $   3,079

  Ratios:

   Net loans charged off to average
    loans outstanding ......................         .05%        (.06%)
  Allowance for loan losses to loans
      outstanding ..........................        2.54%        2.46%


  Non-interest Income              Third Quarter               Year-to-Date
  (in thousands)                 1996          1995        1996          1995
  Total                          $420          $351        $1,279        $1,039

Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased by $69,000 (19%) in the third quarter of 1996 compared to the same period in the previous year. The $50,000 increase in service charge income was primarily due to changes in the service charge schedule implemented in the last half of 1995 as well as growth in the Bank. Gains on loan sales increased $29,000. The volume of loan sales in the third quarter of this year was up $400,000 over last year and the interest rate environment produced a better return. In addition, the Bank recorded, as an asset, more than $10,000 in mortgage servicing rights (see discussion of accounting standard, page 18). Other operating income decreased $10,000.

For the year,  non-interest  income was up $240,000  (23%) compared to the first
nine   months  of  1995.   Included  in  1996  other   operating   income  is  a
non-reoccurring gain of $70,000 on the sale of a piece of other real estate.

  Non-interest Expense               Third Quarter            Year-to-Date
  (in thousands)                   1996         1995       1996          1995
  Total                            $1,599       $1,465     $4,460        $4,422

Non-interest expense increased $134,000 (9%) in the third quarter of 1996 compared to the same period last year. Contributing to this increase was an increase of $14,000 in occupancy expense and a $121,000 increase in other expense. Building depreciation costs rose due to the Hartland branch which was completed in the third quarter of last year and the renovations to the main office which were put in service earlier this year. Fees for services were $71,000 higher in the third quarter of 1996 than the previous year's third quarter principally because the Bank has hired consultants for selected special projects. These costs or similar costs are expected to continue into the fourth quarter. FDIC expense was $10,000 higher in the third quarter of this year because in the third quarter of last year the Bank received a rebate for payments made for the month of June and the third quarter of 1995, resulting in negative expense for the quarter. Michigan Single Business tax was $20,500 higher this year than last because the Bank realized a tax benefit in the third quarter of last year when the Hartland branch was put in service. This increase was partially offset by a decrease of 2% in salaries and benefits, and .4% in equipment expense.

For the year non-interest expense was $38,000 (1%) higher than 1995. Further increases in salary and other expense are anticipated later this year, and into 1977, as a trust officer will be hired and some start up costs for a trust department will be incurred.

  Income Tax Expense                 Third Quarter              Year-to-Date
  (in thousands)                   1996         1995         1996        1995

     Total                         $395         $368         $1,210      $1,024

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. The increase of $27,000 in the third quarter tax accrual and $186,000 in the year to date tax accrual was principally the result of increased profitability. Both year to date income before taxes and the Federal income tax accrual were 18% higher in 1996 than in the previous year.

  Capital (in thousands)              September 30, 1996      December 31, 1995
  Shareholders' Equity*                     $19,585                $17,455
  Ratio of Equity to Total Assets             9.93%                  9.54%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($6,000) at September 30, 1996 and $75,000 at December 31, 1995.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $2,130,000 (12%) during the first nine months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $604,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at September 30, 1996 was 15.36%, and total risk-based capital was 16.61%. At September 30, 1995 these ratios were 14.37% and 15.62% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Company's leverage ratio was 10.06% at September 30, 1996 and 9.87% in 1995. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

Presently the Bank has a capital project ongoing involving making renovations to the Brighton branch. The front face of the building has been expanded about ten feet toward Grand River Avenue with a predominate arched window rounded by a copper roof. The interior is being updated and an office and conference room are being be added. The project is expected to be completed early in the fourth quarter. In addition, the Bank has received regulatory approval to establish a new branch in the northwest part of Brighton.

The projects  mentioned above will be financed from internally  generated funds.
As  of  September  30,  1996,  the  Company  had   outstanding   commitments  of
approximately $200,000 for capital projects.





ACCOUNTING STANDARD
In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing
Rights, an amendment of FASB Statement No. 65 (SFAS 122). This statement requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires the mortgage banking enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights with impairment recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995, with earlier adoption permitted. The Company adopted SFAS 122 in the first quarter of 1996. The impact on the financial statements was creation of an asset of approximately $60,000 for mortgage servicing rights and, after amortization of approximately $10,000, a $50,000 increase in pretax income for the nine months ended September 30, 1996.

                 PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits
     There are none applicable.

  (b)  Reports on Form 8-K:
     There were no reports on Form 8-K filed during the third quarter of 1996.






                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned hereunto duly authorized.


          FNBH BANCORP, INC.



          /s/Barbara D. Martin
          Barbara D. Martin
          President and Chief Executive Officer




          /s/Barbara J. Nelson
          Barbara J. Nelson
          Treasurer





  DATE:  , 1996