Form 10-K
period 1996-12-31
FNBH BANCORP INC
filed 1997-03-28
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                              --------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ______

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share price of $25 as of March 1, 1997, was $39,375,000 (common stock, no par value). As of December 31, 1996 there were outstanding 1,575,000 shares of the Company's Common Stock (no par value). Stock information has been restated to give effect to a three for one stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.

Documents  Incorporated by Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 are incorporated by reference into Parts II and III of this report.

                                     PART I

     Included in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21 E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the times such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, factors set forth below in this Report generally, and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Item 1 - Business

     FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the "Bank"). The Company was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective May, 1989.

     The Bank was originally organized in 1934 as a national banking association. As of March 1, 1997, the Bank had approximately 110 full-time and part-time employees. None of the Bank's employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily four communities, Howell, Brighton, Hartland, and
Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing urban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

Bank Services

     The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler's checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank's legal lending limit if made solely by the Bank.

     The Bank's deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank.

No material portion of the Bank's loans is concentrated within a single industry or group of related industries. As of December 31, 1996, the Bank's certificates of deposit of $100,000 or more constituted approximately 7% of total deposit liabilities. The Bank's deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

     The Company's cash revenues are derived primarily from dividends paid by the Bank. The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 77% and 80% of total revenues for the periods ended December 31, 1996 and December 31, 1995, respectively. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 16% and 14% of total revenues in 1996 and 1995. Revenues were also generated from deposit service charges and other financial service fees.

     The Bank provides real estate, consumer, and commercial loans to customers in its market. Fifty-one percent of the Bank's loan portfolio is in fixed rate loans. Most of these loans, approximately 94% , mature within five years of issuance. Approximately $4,400,000 in loans (or roughly 3% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-five percent of the Bank's interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $65,800,000 in certificates, $38,800,000 mature within a year, with the balance maturing within a five year period.

     Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant's capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank's offices and are approved under each lending officer's authority. Loan requests in excess of $200,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for its review and approval.

     As described in more detail below, the Bank's ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 1996, was 11% asset sensitive, compared to 18% at December 31, 1995. See discussion and table under "Liquidity and Funds Management" in Item 7 below.

     The Bank sells participations in commercial loans to other financial institutions approved by the Bank, for the purpose of meeting legal lending limit requirements or loan concentration considerations. The Bank regularly sells fixed rate residential mortgages to Freddie Mac. Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank's loan portfolio. The Bank also may purchase loans which meet its normal credit standards.

     The Bank's investment policy is considered to be generally conservative. It provides for unlimited investment in U.S. government bonds, with a maximum maturity of five years. Municipal bonds may be purchased to provide nontaxable income, with the maximum life of municipal bonds limited to approximately ten years with a double A rating or better. A single A rated bond may be purchased if it matures in four years or less. Nonrated bonds may be purchased from local communities that are familiar to the Bank, with a maximum block size of a single purchase limited to $200,000. Investments in states other than Michigan may not exceed 20% of the municipal portfolio, and investments in a single issuer may not exceed 10% of equity capital. Mortgage backed securities, which are fully collateralized by securities issued by government sponsored agencies, may be purchased in block sizes of up to $500,000, provided the average life expectancy does not exceed seven years. In addition, certain collateralized mortgage obligations may be purchased if their average life does not exceed five years. In any case, investments in mortgage backed securities may not exceed 10% of the investment portfolio.

     In addition to the above referenced thresholds affecting the acquisition of investment securities, holdings of approved "non high-risk mortgage securities" are required to be "stress tested" at least annually. Any security that fails this test is required to be marked to market. The acquisition of "high-risk mortgage securities" is prohibited. In no case may the Bank participate in such activities as gains trading, "when-issued" trading, "pair offs", corporate settlement of government and agency securities, repositioning repurchase agreements, and short sales. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.

Bank Competition

     The Bank has six offices within the four communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. The other three facilities are located in Brighton, Hartland, and Fowlerville. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Old Kent Bank, First of America Bank, D&N Bank, and Michigan National Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally based financial institution. Based on deposit information as of June 30, 1996, the Bank holds approximately 17% of local deposits, compared to approximately 22% held by Old Kent Bank, approximately 17% held by First of America, approximately 11% held by D&N Bank, and approximately 9% held by Michigan National Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank's markets, Old Kent Bank maintains four branch offices, First of America Bank operates six branch offices, D&N Bank has five branch offices, and

Michigan National Bank has three branch offices. Management of the Bank is not aware of any plans by these financial institutions to expand their presence in the Bank's market, although a de novo bank was opened in Brighton in 1996.

     The financial services industry continues to become increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry has led to increased competition among banks and other financial institutions for a significant portion of funds which have traditionally been deposited with commercial banks. Competition within the Bank's market has been relatively stable within the past years. Management continues to evaluate the opportunities for the expansion of products and services, such as trust services, the offer of nonproprietary mutual fund products, telephone, computer or on-line banking, and additional branching opportunities. Within the next year, management of the Bank anticipates establishing a trust department and offering telephone banking.

Growth of Bank

     The following table sets forth certain information regarding the growth of the Bank:

                                                 Balances as of December 31,
                                                      (in thousands)
                                 1996       1995       1994       1993       1992
                                 ----       ----       ----       ----       ----
Total Assets ................   $202,009   $182,958   $168,438   $155,556   $154,703
Loans, Net of Unearned Income    136,067    127,463    117,008    112,820    108,957
Securities ..................     47,257     35,251     33,891     28,425     25,086
Noninterest-Bearing Deposits      35,048     30,815     29,513     22,000     23,682
Interest-Bearing Deposits ...    145,896    133,060    122,194    118,489    117,243
Total Deposits ..............    180,944    163,875    151,707    140,489    140,925
Shareholders' Equity ........     19,597     17,530     15,305     13,814     12,255

     During most of the five years presented, the Bank operated six branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one on the east side of Brighton, one in a shopping center in Hartland, one in the village of Fowlerville, and the sixth, opened in September of 1992, was a grocery store branch, located west of downtown Howell. In July of 1995, the Bank moved its Hartland facility from the shopping center, which was a leased building, to a new building, built on property purchased by the Bank, just east of the shopping center site. The Bank experienced a decrease in deposits in 1993 but steady growth since that time. The 1994 growth is primarily attributable to the growth at the Bank's Brighton and Fowlerville branch facilities. In 1995, all branches, except Brighton, and in 1996 all the Bank's branches grew due to general growth in the county.

Supervision and Regulation

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutes and regulations. Changes in applicable laws and regulations may have a material effect on the Company and the Bank and their respective businesses.

     The Company operates in a highly regulated industry, and thus may be affected by changes in state and federal legislation and regulations. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is required to file with the Federal Reserve Board annual reports and information regarding its business operations and those of its subsidiaries.

     The Act requires a bank holding company to obtain the approval of the Federal Reserve Board before it may acquire more than 5% of the voting stock or substantially all of the assets of any bank or merge or consolidate with any other bank holding company. If the effect of a proposed acquisition, merger or consolidation may substantially lessen competition or tend to create a monopoly, the Federal Reserve Board cannot approve the acquisition unless it finds that the anticompetitive effects of the acquisition, merger, or consolidation are clearly outweighed by the convenience and needs of the community to be served. The Act also provides that the consummation of any acquisition, merger or consolidation must be delayed at least 15 days following the approval of the Federal Reserve Board and that any action brought under the antitrust laws of the United States during the time will delay the effectiveness of its approval during the pendency of the action unless otherwise ordered by the board.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act authorizes adequately capitalized and adequately managed bank holding companies to acquire banks located outside their respective home states, irrespective of state law. This legislation also authorizes, effective June 1, 1997 (subject to individual state's rights to accelerate this date or prohibit interstate branching within their borders), banking organizations to branch nationwide by acquisition or consolidation of existing banks in other states. Subject to the approval of the Michigan Financial Institutions Bureau, effective November 29, 1995, Michigan law authorizes out-of-state banks to acquire and establish branches in Michigan, provided the laws of the state of the out-of-state institution permit Michigan banks to acquire or establish branches in that state. Interstate acquisitions are subject to the approval of various federal and state agencies and subject to other conditions.

     Subject to certain exceptions, a bank holding company is also prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One of the exceptions to this prohibition permits activities by a bank holding company or its subsidiaries which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Federal Reserve Board considers whether performance of the activity by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board has adopted regulations prescribing those activities which it presently regards as permissible for bank holding companies and their subsidiaries. Some of these activities include: performing certain data processing services; certain personal and real property leasing; making, acquiring, or servicing loans and other extensions of credit as would be made by a mortgage, finance, credit card or other factoring company; bank related courier services; and, under certain circumstances, acting as any or all of the following: investment or financial advisor, insurance agent or broker, and underwriter for credit life insurance and credit accident and health insurance. The Act does not place geographic restrictions on the activities of the nonbank subsidiary's of bank holding companies. The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies.

     The Act, the Federal Reserve Act, and the Federal Deposit Insurance Act also subject bank holding companies and their subsidiaries to certain restrictions on any extensions of credit by subsidiary banks to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of any property or furnishing of service.

     The Federal Deposit Insurance Act was amended in 1991 by the FDIC Improvement Act of 1991. The FDIC Improvement Act provides for regulatory intervention should a bank's capital deteriorate, limits certain real estate lending and increases audit requirements. The FDIC has been granted authority to impose special assessments on banks to repay borrowings of the FDIC. The FDIC Improvement Act defines a reserve ratio at which the Bank Insurance Fund ("BIF") is to be maintained through FDIC semi-annual assessment rates on the BIF member banks. The FDIC has also established a system of risk-based deposit insurance premiums under the FDIC Improvement Act. This system established four levels of premium rates based on the risk classification of the institution. As a national bank, the Bank's premiums are paid to BIF. Given the designation as a well managed, well capitalized institution, the Bank pays the lowest assessment rate possible to BIF. During 1996, because the BIF reserves had reached the legally mandated level of 1.25% of insured deposits, the Bank paid only an annual membership fee of $2,000.

     As required by the Deposit Insurance Funds Act of 1996, in 1997 the Bank will commence making payments to the FDIC for the Financing Corporation (FICO) bonds that were issued previously. The FICO rate for BIF members banks is 1.296 basis points annually applied to assessable deposits.

     The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at December 31, 1996 was 14.71% and total risk-based capital was 15.96%. At December 31, 1995, these ratios were 14.30% and 15.55%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. These same capital ratios are applied at the bank level by the Federal Deposit Insurance Corporation, under which a well-capitalized bank is defined as one with at least 10% risk-based capital. Capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at December 31, 1996 was 9.86%, while at December 31, 1995 it was 9.83%. The minimum standard leverage ratio is 3%. See also "Capital" discussion in Item 7 below.

     The Bank is organized as a national banking association and is therefore regulated and supervised by the Office of the Comptroller of the Currency (the "OCC"). The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). Consequently, the Bank is also subject to the provisions of the Federal Deposit Insurance Act. As a bank holding company, the Company is subject to the direct supervision of the Federal Reserve Board. As a result of such supervision and regulation, the Bank is subject to requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations based on capital and surplus, and limitations on the payment of dividends on its capital stock. The various regulatory and legal requirements referenced above are primarily for the protection of the Bank's depositors and customers rather than the shareholders of the Company.

     As a Michigan business corporation, the Company may generally declare and pay dividends, provided the Company is not insolvent and that the payment of the dividend would not render it insolvent, and, after giving the effect of the distribution, that the Company's total assets would equal or exceed its total liabilities plus the dissolution preference of any senior equity securities (of which there currently are none). The payment of dividends to its shareholders is limited by the Company's ability to obtain funds from the Bank and by the above-referenced regulatory capital guidelines. As a national bank, the Bank may not pay a dividend on its common stock if the dividend would exceed the net undivided profits then on hand after deducting losses and bad debts.
Additionally, the prior approval of the Office of the Comptroller of the Currency, or its designee, is required for any dividend to a bank holding company by an affiliated national bank if the total of all dividends, including any proposed dividend declared by such bank in any calendar year, exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

     The Michigan Legislature adopted, effective March 28, 1996, the Credit Reform Act. This statute, together with amendments to other related laws, permits regulated lenders, indirectly including Michigan-chartered banks, to charge and collect higher rates of interest and increased fees on certain types of loans to individuals and businesses. The laws prohibit "excessive fees and charges," and authorize governmental authorities and borrowers to bring actions for injunctive relief and statutory and actual damages for violations by lenders. The statutes specifically authorize class actions, and also civil money penalties for knowing and willful, or persistent violations.

     FDIC regulations which became effective April 1, 1996, impose limitations (and in certain cases, prohibitions) on (i) certain "golden parachute" severance payments by troubled depository institutions and their affiliated holding companies to institution-affiliated parties (primarily directors, officers, employees, or principal shareholders of the institution), and (ii) certain indemnification payments by a depository institution or its affiliated holding company, regardless of financial condition, to institution-affiliated parties. The FDIC regulations impose limitations on indemnification payments which could restrict, in certain circumstances, payments by the Company or the Bank to their respective directors or officers otherwise permitted under the Michigan Business Corporation Act ("MBCA") or the National Bank Act, respectively.

     On September 30, 1996, EGRPRA was signed into law, which provides for the recapitalization of SAIF and includes approximately 40 regulatory relief initiatives. Among other matters, this legislation provides for expedited application procedures for nonbanking activities by well capitalized and well managed bank holding companies, provides reform to the Fair Credit Reporting Act, and provides other forms of regulatory relief to the financial services industry.

I  SELECTED STATISTICAL INFORMATION

(A)  Distribution of Assets, Liabilities, and Shareholders' Equity:
(B)  Interest Rates and Interest Differential:

     The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 1996, 1995, and 1994.

     Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank's interest margin decreased 31 basis points (5%) in 1996 as a result of both a decrease in yield on earning assets and an increase in interest cost on deposits. In 1995 the interest margin increased 23 basis points (4%) due to an increase in yield on earning assets.

                                                 Yield Analysis of Consolidated Average Assets and Liabilities
                                                                     (dollars in thousands)
                                              1996                             1995                                1994
                                              ----                             ----                                ----
                                 Average                   Yield/    Average                  Yield/   Average                Yield/
                                 Balance     Interest      Rate      Balance   Interest        Rate    Balance    Interest     Rate
Assets:
Interest earning assets:
Federal funds sold ...........      $5,135       $269.2     5.24%     $3,084       $177.7      5.76%    $4,983      $202.4     4.06%
Securities:
   Taxable ...................      32,042      1,906.4     5.95%     25,591      1,444.5      5.64%    23,419     1,263.3     5.39%
   Tax-exempt ................      11,172        853.4     7.64%      9,413        779.5      8.28%     7,601       678.7     8.93%
Loans(1)(2) ..................     130,648     12,946.8     9.91%    122,500     12,237.8      9.99%   114,384    10,489.6     9.17%
                                   -------     --------              -------     --------              -------    --------
Total earning assets and total
   interest income ...........     178,997    $15,975.8     8.93%    160,588    $14,639.5      9.12%   150,387   $12,634.0     8.40%
                                              ---------                         ---------                        ---------
Cash & due from banks ........       7,195                             6,432                             5,708
All other assets .............       7,341                             6,443                             5,708
Allowance for loan loss.......      (3,281)                           (2,934)                           (2,424)
                                  --------                          --------                          --------
   Total assets ..............    $190,252                          $170,529                          $159,379
                                  ========                          ========                          ========
Liabilities and
   Shareholders' Equity
Interest bearing deposits:
Savings/NOW accounts .........     $76,128     $2,129.9     2.80%    $70,057    $ 1,826.6      2.61%   $71,448    $1,731.5     2.42%
Time .........................      62,577      3,514.5     5.62%     54,924      3,045.1      5.54%    46,882     2,106.4     4.49%
Federal funds purchased ......           4           .2     5.58%        105          6.8      6.43%         0           0     N/A
                                   -------     --------              -------    ---------              -------    --------
Total interest bearing
  liabilities and total
  interest expense............     138,709     $5,644.6     4.07%    125,086    $ 4,878.5      3.90%   118,330    $3,837.9     3.24%
                                               --------                         ---------                         --------
Non-interest bearing deposits       31,005                            27,348                            25,233
All other liabilities ........       1,664                             1,797                             1,090
Shareholders' Equity .........      18,874                            16,298                            14,726
                                   -------                           -------                           -------
Total liabilities and
   shareholders' equity ......    $190,252                          $170,529                          $159,379
                                  ========                          ========                          ========
Interest spread ..............                              4.86%                              5.22%                           5.16%
                                                            =====                              =====                           =====
Net interest income-FTE ......                $10,331.2                          $9,761.0                         $8,796.1
                                              =========                          ========                         ========
Net interest margin ..........                              5.77%                              6.08%                           5.85%
                                                            =====                              =====                           =====

(1) Nonaccruing loans are not significant during the three year period and, for purposes of the computations above, are included in average daily loan balances.

(2) Interest on loans includes origination fees totaling $451,000 in 1996, $440,000 in 1995, and $453,000 in 1994.

(C) The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                         Year ended                        Year ended
                             December 31, 1996 compared to Year   December 31, 1995 compared to Year
                                   ended December 31, 1995           ended December 31, 1994
                                  -----------------------          -----------------------
                                Amount of Increase/(Decrease)    Amount of Increase/(Decrease)
                                    due to change in                  due to change in
                                                   Total                             Total
                                                   Amount                            Amount
                                                     of                                of
                                       Average    Increase/             Average     Increase/
                             Volume      Rate    (Decrease)   Volume     Rate      (Decrease)
Interest Income:
Federal funds sold .......   $   118    $   (27)   $    91    $   (77)   $    53    $   (24)
Securities:
Taxable ..................       364         98        462        117         64        181
  Tax Exempt .............       146        (72)        74        162        (61)       101

Loans ....................       814       (105)       709        744      1,004      1,748
  Total interest income ..   $ 1,442    $  (106)   $ 1,336    $   946    $ 1,060    $ 2,006

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts ...   $   159    $   145    $   304    $   (34)   $   129    $    95
Time .....................       424         45        469        361        578        939
Short-term borrowings ....        (7)         0         (7)         7          0          7
   Total interest expense    $   576    $   190    $   766    $   334    $   707    $ 1,041
Net interest income (FTE)    $   866    $  (296)   $   570    $   612    $   353    $   965


The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II  SECURITIES PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:

                                               (in thousands)
                                          1996      1995      1994
                                          ----      ----      ----
Held to maturity:
U.S. Treasury .........................   $13,996   $ 9,511   $19,120
U.S. Government agencies ..............     1,017     2,033     1,998
States and political subdivisions .....    12,765     9,878     8,964
Mortgage-backed securities ............       352       614       733
FRB Stock .............................        44        44        44
                                          -------   -------   -------
   Total ..............................   $28,174   $22,080   $30,859
Available for sale:
U.S. Treasury .........................   $18,046   $11,090   $ 1,966
U.S. Government agencies ..............     1,001     2,025       999
Mortgage-backed securities ............        36        56        67
Other securities ......................         0         0         0
                                          -------   -------   -------
   Total ..............................   $19,083   $13,171   $ 3,032

     (B)The following table sets forth contractual maturities of securities at December 31, 1996 and the weighted average yield of such securities:

                                                            (Dollars in thousands)
                                                       Maturing After     Maturing After
                                  Maturing Within      One But Within     Five But Within     Maturing After Ten
                                     One Year            Five Years          Ten Years             Years
                               Amount         Yield    Amount     Yield    Amount   Yield      Amount     Yield
Held to maturity
   U.S. Treasury ...........   $ 1,005        5.09%    $12,991    5.99%
   U.S. Government agencies      1,017        6.04%
   States and political
      subdivisions .........       824        9.21%      4,076    8.51%    7,865     7.72%
   Mortgage backed
      securities ...........       144        6.50%        208    7.04%
   FRB Stock ...............      ____                    ____             _____                   44     6.00%
      Total ................   $ 2,990        6.62%    $17,275    6.60%   $7,865     7.72%        $44     6.00%
                               =======                 ========           ======              =======
Tax equivalent adjustment
   for calculations of yield   $    16                 $    78            $  150
                               =======                 =======            ======
Available for sale
   U.S. Treasury ...........   $ 8,019        6.02%    $10,027    5.98%
   U.S. Government agencies      1,001        5.70%
   Mortgage backed
      securities ...........   _______                      36    7.50%   ______              _______
      Total ................   $ 9,020        5.98%    $10,063    5.99%   $    0              $     0
                               =======                 =======            ======              =======

     The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

                                                                                        Rate on Tax
                                 Tax-Exempt Rate              Adjustment              Equivalent Basis
Under 1 year                          6.08%                      3.13%                      9.21%
1-5 years                             5.63%                      2.88%                      8.51%
5-10 years                            5.13%                      2.59%                      7.72%

     Additional   statistical   information  concerning  the  Bank's  securities
portfolio is incorporated by reference in Note 2, Pages 14-18, of the Company's Consolidated Financial Statements for the year ended December 31, 1996.

III LOAN PORTFOLIO

     (A)The table below shows loans outstanding at December 31:

                                                                         (in thousands)
                                                   1996        1995        1994        1993        1992
                                                   ----        ----        ----        ----        ----
Secured by real estate:
   Residential first mortgage                     $ 36,148    $ 36,871     $ 33,842    $ 35,239    $ 38,281
   Residential home equity/other junior liens       12,883      10,566        8,819       9,142       8,890
   Construction and land development                14,042       9,075        8,150       6,505       4,446
   Other                                            43,006      42,454       40,103      36,873      32,288
Consumer                                            12,272      11,233       10,730      10,739      11,956
Commercial                                          15,830      14,546       12,324      11,119      11,284
Other                                                2,360       3,213        3,559       3,746       2,345
                                                  --------    --------     --------    --------    --------
   Total Loans (Gross)                            $136,541    $127,958     $117,527    $113,363    $109,490

The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company's Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to evaluate the adequacy of the allowance for loan losses.

     (B)The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are in the periods indicated.

                                                                           Maturing
                                                                 (in thousands of dollars)
                                                                  After one
                                                   Within one     but within    After five
                                                      year        five years       years          Total
Real estate construction & land development.....      $ 9,584       $ 2,459                     $12,043
Real estate other (secured by commercial &
multi-family)...................................        6,550        33,911         2,545        43,006
Commercial (secured by business assets or
unsecured)......................................        6,596         9,177            57        15,830
Other (loans to farmers, political
   subdivisions, & overdrafts)..................          227         2,133             0         2,360
                                                      -------       -------        ------        ------
Totals..........................................      $22,957       $47,680        $2,602       $73,239

     Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

                                                    Interest Sensitivity
                                                  (in thousands of dollars)
                                              Fixed Rate                Variable Rate
Due after one but within five years...........$33,658                    $14,022
Due after five years..........................  1,055                      1,547

     (C) Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

                                                   (Dollars in thousands)
                                            1996           1995           1994          1993           1992
                                            ----           ----           ----          ----           ----
Nonperforming Loans:
Nonaccrual loans                          $  109         $  926        $   983        $1,568           $709
Loans past due 90 days or more               448             66            295            34            289
                                             ---             --            ---            --            ---
   Total nonperforming loans              $  557         $  992         $1,278        $1,602           $998
                                          ======         ======         ======        ======           ====
Percent of total loans                      .41%           .78%          1.09%         1.41%           .91%

     Additional information concerning nonperforming loans, the Bank's nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 3 on Pages 18-20 of the Company's Consolidated Financial Statements for the year ended December 31, 1996.

     There were no other interest bearing assets at December 31, 1996 that would be required to be disclosed under Item III(C) , if such assets were loans.

     There were no foreign loans outstanding at December 31, 1996.

IV SUMMARY OF LOAN LOSS EXPERIENCE

     (A)The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                   (Dollars in thousands)
                                                  1996       1995        1994        1993        1992
                                                  ----       ----        ----        ----        ----
Loans:
  Average daily balance of loans
           for the year ......................   $ 130,648   $ 122,500   $ 114,384    $ 113,161   $ 108,500
  Amount of loans (gross) outstanding
           at end of the year ................     136,541     127,958     117,527      113,363     109,490
Allowance for loan losses:
   Balance at beginning of year ..............       3,097       2,672       2,205        2,044       1,643
   Loans charged off:
      Real estate ............................          70           0          12            0           0
      Commercial .............................         129         118          37          275         105
      Consumer ...............................          88          91          72          122          56
                                                 ---------   ---------   ---------    ---------   ---------
          Total charge-offs ..................         287         209         121          397         161
Recoveries of loans previously charged off:
      Real estate ............................           1           0           0            0           0
      Commerical .............................          31          95          64           68          16
      Consumer ...............................          45          91          76           41          27
                                                 ---------   ---------   ---------    ---------   ---------
           Total recoveries ..................          77         186         140          109          43
Net loans charged off (recoveries) ...........         210          23         (19)         288         118
Additions to allowance charged to operations .         448         448         448          449         519
                                                 ---------   ---------   ---------    ---------   ---------
           Balance at end of year ............   $   3,335   $   3,097   $   2,672    $   2,205   $   2,044
Ratios:
   Net loans charged off to average loans
       outstanding                                    .16%         .02%       (.02%)       .25%        .11%
   Allowance for loan losses to loans
       outstanding                                   2.44%        2.42%       2.27%       1.94%       1.87%

     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

     (B)The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

                                                    (Dollars in thousands)
                     1996              1995              1994              1993                 1992
                     ----              ----              ----              ----                 ----
              Amount     Percent   Amount  Percent   Amount  Percent   Amount  Percent     Amount       Percent
Commercial..  $  830     66.7%     $851    64.7%     $1,093    61.3%   $1,206     57.7%      $1,527      46.3%
Real estate.      70     17.1%       60    19.5%         45    23.1%      113     26.3%         146      28.7%
Consumer ...      90     16.2%       74    15.8%         95    15.6%      144     16.0%         223      25.0%
Unallocated.   2,345              2,112               1,439               742                   148
              ------             ------              ------            ------                ------
      Total   $3,335      100%   $3,097     100%     $2,672     100%   $2,205      100%      $2,044       100%
              ======     =====   ======    =====     ======    =====   ======     =====      ======       ====

 V  DEPOSITS

     The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

                                                                       (Dollars in
                                                                        thousands)
                                                 1996                    1995                    1994
                                                 ----                    ----                    ----
                                         Average                 Average                   Average
                                         Balance         Rate    Balance         Rate      Balance       Rate
Non-interest bearing demand              $  31,005               $  27,348               $  25,233
Savings, NOW, and money market              76,128       2.80%      70,057       2.61%      71,448       2.42%
Time deposits                               62,577       5.62%      54,924       5.54%      46,882       4.49%
                                            ------                  ------                  ------
      Total                               $169,710       4.07%    $152,329       3.20%    $143,563       2.67%
                                          ========                ========                ========

     The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 1996 is incorporated by reference to note 6 on Page 22 of the Company's Consolidated Financial Statements for the year ended December 31, 1996.

VI  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                     1996          1995           1994          1993           1992
                                     ----          ----           ----          ----           ----
Net income as a percent of:
   Average common equity             19.12%        19.60%         16.63%        17.43%         17.30%
   Average total assets               1.88%         1.88%          1.52%         1.51%          1.35%

     Additional  performance ratios are set forth in Selected Financial Data, in
Item 6, Part II of this Report. Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Item 7, Part II of this Report.

VII  SHORT-TERM BORROWING

     The information required in this item is not applicable for this Company.

Item 2 - Properties

     The Bank operates from six facilities, located in four communities, in Livingston County, Michigan. The executive offices of the Company are located at the Bank's main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 5990 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan, 760 South Grand Avenue, Fowlerville, Michigan, and 10700 Highland Road, Hartland, Michigan. All of the offices have ATM machines and all except the W. Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for fifteen years, expiring September 2007. The average lease payment over the life of the lease is $3,167 monthly.

Item 3 - Legal Proceedings

     The Company is not involved in any material legal proceedings. The Bank is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Company is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of either the Company or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Bank.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                       Additional Item--Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 1996:

                                                                  First Selected
                                                                   as an Officer
Name (Age)                  Position with Company                 of the Company

Barbara D. Martin (50)      President, Chief Executive                 1983
                            Officer and Director
Janet L. Miesle (60)        Secretary of the Company and               1980
                            Senior Vice President and Cashier
                            of the Bank
Barbara J. Nelson (49)      Treasurer of the Company and Vice          1985
                            President and Controller of the
                            Bank


                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 1995, through December 31, 1996, there were, so far as the Company's management knows, 136 sales of shares of the Company's Common Stock, involving a total of 59,931 shares. The price was reported to management in some of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known to be paid was $20.00 per share in the last half of 1995 and during all of 1996, and the lowest price was $18.33 per share in February 1995. To the knowledge of management, the last sale of Common Stock occurred on February 14, 1997. All per share information has been restated to give effect to a three for one stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.

     As of March 1, 1997, there were approximately 590 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1995 and 1996, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

         Sales price and dividend information for the years 1995 and 1996:

                                 Sales Prices                     Cash Dividends
                                                                        Declared
        1995             High                    Low
First Quarter            $18.33                  $18.33                $0.10
Second Quarter           $20.00                  $18.33                $0.12
Third Quarter            $20.00                  $20.00                $0.12
Fourth Quarter           $20.00                  $20.00                $0.35(1)

        1996             High                    Low
First Quarter            $20.00                  $20.00                $0.12
Second Quarter           $20.00                  $20.00                $0.13
Third Quarter            $20.00                  $20.00                $0.13
Fourth Quarter           $20.00                  $20.00                $0.55(2)

(1)  Includes a special dividend of $0.23 per share.
(2)  Includes a special dividend of $0.42 per share.

     The holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have been paid on a quarterly basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Company and Bank to pay dividends is subject to regulatory restrictions and requirements.

Item 6 - Selected Financial Data

                                                                SUMMARY FINANCIAL DATA
                                                        (in thousands, except per share data)
                                          1996           1995          1994           1993          1992
                                          ----           ----          ----           ----          ----
Income Statement Data:
   Interest income                        $15,717        $14,394       $12,412        $11,948       $12,564
   Interest expense                         5,644          4,879         3,838          4,121         4,865
   Net interest income                     10,073          9,515         8,574          7,827         7,699
   Provision for loan losses                  448            448           448            449           519
   Non-interest income                      1,686          1,418         1,195          1,386         1,346
   Non-interest expense                     6,151          5,867         5,864          5,674         5,729
   Income before tax and
    accounting change                       5,160          4,618         3,457          3,090         2,797
   Net income                               3,574          3,200         2,418          2,311         2,032
Per Share Data(1):
   Income before accounting
    change                                  $2.27          $2.03         $1.54          $1.40         $1.29
   Income after cumulative effect
    of accounting change(2)                  2.27           2.03          1.54           1.47          1.29
   Dividends paid                             .93            .68           .55            .50           .46
   Weighted average shares
     outstanding                        1,575,000      1,575,000     1,575,000      1,575,000     1,575,000
Balance Sheet Data:
   Total assets                           202,009        182,958       168,438        155,556       154,703
   Loans                                  136,067        127,463       117,008        112,820       108,957
   Allowance for loan losses                3,335          3,097         2,672          2,205         2,044
   Deposits                               180,944        163,875       151,707        140,489       140,925
   Shareholders' equity                    19,597         17,530        15,305         13,815        12,255
Ratios:
   Dividend payout ratio                   41.13%         33.46%        35.82%         34.07%        35.84%
   Equity to asset ratio                    9.82%         9.61 %         9.14%          8.45%         7.83%

(1) Per share data for all years has been restated to give effect to the three-for-one stock split, payable as a dividend paid in February 1997. (2) Reflects adjustment due to a change in accounting for income taxes in 1993.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion provides information about the consolidated financial condition and results of operations of FNBH Bancorp, Inc. ("Company") and its subsidiary, First National Bank in Howell ("Bank"), and should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

     During 1996 total assets increased 10% to $202,009,000. Contributing to this $19 million increase was a $10 million (23%) increase in short and long term investments and a $8.6 million (7%) increase in loans. Deposits increased $17 million (10%) to $180,944,000. Stockholders' equity increased $2 million (12%) to $19,597,000.

Securities
     The security portfolio is an important source of liquidity for the Bank to meet unusual deposit fluctuations. The primary concern of the management of First National Bank is to ensure the safety of funds entrusted to it by its depositors and shareholders. Approximately 73% of the security portfolio is invested in US government and agency obligations. Except for a minor holding of Federal Reserve Bank stock which the Bank is required to own, the balance of the portfolio consists of tax exempt obligations of states and political subdivisions. The Company's current and projected tax position makes these investments valuable to the Bank. Investment policy requires purchases of tax exempt bonds to be of bonds with AA ratings or better if the maturity exceeds 4 years unless the bond is a local, nonrated issue. The following table shows the percentage makeup of the portfolios as of December 31:

                                             1996            1995
                                             ----            ----
U.S. Treasury & agency securities            72.0%           70.0%
Agency mortgage backed securities              .8%            1.9%
Tax exempt obligations of states
   and political subdivisions                27.1%           28.0%
Other                                          .1%             .1%
                                               ---             ---
      Total securities                      100.0%          100.0%

     In 1995 the Financial Accounting Standards Board allowed companies to make a one time reclassification of securities from held-to-maturity to available-for sale. The Bank took advantage of this opportunity to reclassify $7,000,000 of securities to available-for-sale. Management felt that this move afforded more latitude to allow future sales to meet liquidity needs, for asset/liability management purposes, or to obtain improved yields on alternative investments.

Loans
     The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $8,600,000 (7%) in 1996.

     As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes fixed rate, long-term mortgages which conform to secondary market standards which it sells. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposits ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 1996 the Bank sold $9,000,000 in residential mortgages.

     The Bank has also been able to service customers who do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. These loans are considered nonconforming as they do not meet certain collateral requirements of the secondary market and not because of the credit quality of the borrower. Although the mortgage portfolio actually declined by $1,600,000 to $23,400,000 at year end, its decline would have been greater had the Bank not made more than $4,000,000 in nonconforming loans which it retained in the mortgage portfolio.

     In 1996 there was good commercial loan demand which resulted in a more than $8,000,000 (10%) increase over the prior year. Consumer loans increased nearly
$2,000,000 (10%). The table below explains the makeup of the portion of commercial and consumer loans in the Consolidated Financial Statements that are collateralized by mortgages.

     Included in the "residential first mortgage" totals in the table below are the real estate mortgage loans listed in the Consolidated Financial Statements and loans to commercial customers who pledge their homes as collateral for their borrowings. "Other" real estate loans include $39,000,000 in loans secured by commercial property with the remaining $4,000,000 secured by multi-family units. In the majority of the loans to commercial customers, which are secured by personal or commercial real estate, the Bank is relying on the borrower's cash flow to service the loans. The collateral is taken as extra protection. Construction and land development loans have increased $5,000,000 (55%) as the growth in the county has fueled the demand for housing and commercial development.

     The growth in home equity and junior lien loans has been the result of an ongoing marketing campaign. There has been less growth in consumer loans which consist of auto loans, mobile home loans, or other secured or unsecured loans. The Bank does not offer credit cards but consumer loan balances include $1,500,000 in a revolving line of credit product accessible by check. Commercial loans, which may be secured by business assets or unsecured, continued to grow in 1996. The following table shows balance and percentage makeup of loans as of December 31:

                                                                     (dollars in thousands)
                                                          1996                                 1995
                                                  Balances    Percentage             Balances      Percentage
Secured by real estate:
   Residential first mortgage                     $ 36,148         26.5%             $ 36,871         28.8%
   Residential home equity/other junior liens       12,883          9.4%               10,566          8.2%
   Construction and land development                14,042         10.3%                9,075          7.1%
   Other                                            43,006         31.5%               42,454         33.2%
Consumer                                            12,272          9.0%               11,233          8.8%
Commercial                                          15,830         11.6%               14,546         11.4%
Other                                                2,360          1.7%                3,213          2.5%
                                                  --------        -----              --------        ------
   Total Loans (Gross)                            $136,541        100.0%             $127,958        100.0%

     The Bank's loan personnel have endeavored to make high quality loans using well established policies and procedures and a thorough loan review process. Loans in excess of $200,000 are approved by a committee of the Board or the Board. The Bank has hired an independent person to review the quality of the loan portfolio on a regular basis. The extent of loan quality is demonstrated by the ratios of nonperforming loans and assets as a percentage of the loan portfolio as illustrated in the table below for December 31:

                                        (Dollars in thousands)
                                       1996      1995      1994
Nonperforming Loans:
Nonaccrual loans ...................   $  109    $  926    $  983
Loans past due 90 days or more .....      448        66       295
                                       ------    ------    ------
   Total nonperforming loans .......      557       992     1,278
Other real estate ..................      723        46       135
                                       ------    ------    ------
  Total nonperforming assets .......   $1,280    $1,038    $1,413
                                       ======    ======    ======

Nonperforming loans as a
   percent of total loans ..........      .41%      .78%     1.09%

Nonperforming assets as a
   percent of total loans ..........      .94%      .81%     1.20%
Nonperforming loans as a
  percent of the loan loss reserve..       17%       32%       48%

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

     Nonperforming loans decreased $435,000 to $557,000 at December 31, 1996. However the $723,000 in other real estate at year end 1996 was included in the $926,000 in nonaccrual loans at December 31, 1995. Total nonperforming assets (total nonperforming loans and other real estate) increased $242,000 during the year. The health of the local economy, sound underwriting standards, and a concerted collection effort on the part of the Bank have helped contribute to the low delinquency rate.

     As indicated in Notes 1 and 3 of the Consolidated Financial Statements, the Bank adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" in 1995. A loan is considered impaired when it is probable that all or part of amounts due according to the contractural terms of the loan agreement will be uncollectible. Impaired loans totaled $820,000 at December 31, 1996, compared to $900,000 at the prior year end. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $600,000 of commercial loans separately identified as impaired.

     During 1996 the Bank charged off loans totaling $287,000 and recovered $77,000 for a net charge off amount of $210,000. In the previous year, the Bank had net charge offs totaling $23,000. These low net charge off figures can be attributed to a seasoned lending staff, conservative underwriting, a good economic environment, aggressive charge off policies, and repeated collection efforts. The provision for loan losses has remained unchanged for the past three years at $448,500.

     The allowance for loan losses totaled $3,335,000 at year end which was 2.44% of total loans and more than two and a half times non-performing loans. Management considers this to be adequate to cover any anticipated losses.
Management regularly evaluates the allowance for loan losses based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. The following table shows changes in the loan loss reserve for the years ended December 31:

                                                               (Dollars in thousands)
                                                         1996        1995        1994
Balance at beginning of the year ...................   $ 3,097     $ 2,672     $ 2,205
Additions (deduction):
   Loans charged off ...............................      (287)       (209)       (121)
   Recoveries of loans previously charged off ......        77         186         140
   Provision charged to operations .................       448         448         448
                                                       -------     -------     -------
Balance at end of the year .........................   $ 3,335     $ 3,097     $ 2,672
Allowance for loan losses to loans outstanding .....     2.44%       2.42%       2.27%

Deposits
     Deposit balances of $180,944,000 at December 31, 1996 were more than $17 million (10%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances. Average deposits increased $17.4 million during 1996, about 11%. Non-interest bearing demand deposits increased $3.5 million, about 13% on average. Average savings and NOW balances increased $.6 million (9%) while average time deposits increased $7.5 million or about 14%. The following table sets forth average deposit balances for the years ended December 31:

                                                        (in thousands)
                                                   1996               1995                 1994
                                                   ----               ----                 ----
Non-interest bearing demand                       $ 31,005           $ 27,348             $ 25,233
Savings, NOW and money market                       76,128             70,057               71,448
Time deposits                                       62,577             54,924               46,882
                                                    ------             ------               ------
      Total average deposits                      $169,710           $152,329             $143,563

     The increase in non-interest bearing demand deposits is shared by both business and consumer customers. The increase in savings deposits was primarily due to a $5.4 million increase in money market accounts. The growth in certificates was the result of marketing efforts aimed at attracting CD customers and special rates that were offered on particular time products.

     The majority of the Bank's deposits are from core customer sources-long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 often indicates a reliance upon purchased funds. However, large certificates in the Bank's portfolio consist of core deposits of local customers. The Bank does not support growth through purchased funds or brokered deposits. See Note 6 of the Consolidated Financial Statements for a maturity schedule of over $100,000 certificates.

Capital
     The Company's capital at year end totaled $19,600,000, a more than $2,000,000 (12%) increase over the prior year. Banking regulators have set forth various ratios of capital to assets to assess a financial institution's soundness. Tier 1 capital is equal to shareholders' equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for "well capitalized" institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank's leverage ratio was 9.86% at year end 1996. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank's was 14.71% at year end 1996. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank's total risk based capital ratio was 15.96% at year end. The Bank's strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.

     The following table lists various capital ratios at December 31:
                                                1996                1995                1994
                                                ----                ----                ----
Equity to asset ratio                            9.82%               9.61%               9.14%
Tier 1 leverage ratio                            9.86%               9.83%               9.32%
Tier 1 risk-based capital                       14.71%              14.30%              13.88%
Total risk-based capital                        15.96%              15.55%              15.13%

     The growth in capital ratios is due to the strong earnings the Bank has experienced in the last several years. The Company's ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 1996 the Company paid dividends totaling $1,470,000, or 41% of earnings. Book value of the stock was $12.44 at year end, restated to give effect to a three for one stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.

     The Company maintains a five year plan which was the result of a formal strategic planning process. Management and the Board continue to monitor long term goals which include expanded services to achieve growth and retaining earnings to fund growth, while providing return to shareholders.

     In the coming year the Bank will likely spend in excess of $1,000,000 on various technology needs. In addition, the Bank has received regulatory approval to establish a new branch in the northwest part of Brighton. These projects will be financed from internally generated funds.

Liquidity and Funds Management
     Liquidity is monitored by the Bank's  Asset/Liability  Management Committee
(ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. Throughout 1995 and 1996 the Bank's liquidity ratio exceeded 20%.

     Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Company does not deal in brokered funds and the makeup of its over $100,000 certificates consists of local depositors known to the Bank.

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

     Throughout the past year, Fed Funds Sold balances have averaged slightly more than $5,000,000 compared to $3,000,000 the prior year. Management strives to keep a Fed Funds balance of $3-4 million, a target which will generally meet liquidity needs. Because of the strong demand deposit growth in 1996, management chose to remain more liquid. On occasion the Bank borrowed money through the Fed Funds market. The Bank did not need to sell investment securities for liquidity and the borrowings were a normal part of doing business in times of strong loan demand and unpredictable deposit swings.

     The Bank's Asset/Liability Management committee (ALCO) meets monthly to review the Bank's performance. The committee discusses the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. The quality of the loan portfolio is reviewed in light of the current allowance. The rate sensitivity report is analyzed and strategies are created to attempt to produce the desired results. This report lays out the repricing schedule for various assets and liability categories.

The table below shows the Bank's rate sensitivity as of December 31, 1996:

                                            0-3        4-12        1-5        5+
                                          Months     Months       Years      Years      Total
Assets:
     Loans ............................   $ 51,975    $ 35,504   $ 44,256   $  4,806    $136,541
     Securities .......................      3,179       8,820     26,549      8,709      47,257
     Fed funds ........................      6,500                                         6,500
     Other assets .....................                                       11,711      11,711
                                          --------    --------   --------   --------    --------
           Total assets ...............   $ 61,654    $ 44,324   $ 70,805   $ 25,226    $202,009
Liabilities & Shareholders' Equity:
     Demand, Savings & NOW ............   $ 52,847                          $ 62,326    $115,173
     Time .............................     11,016      31,775     22,968         12      65,771
     Other liabilities and equity .....                                       21,065      21,065
                                          --------    --------   --------   --------    --------
           Total liabilities and equity   $ 63,863    $ 31,775   $ 22,968   $ 83,403    $202,009
Rate sensitivity gap and ratios:
     Gap for period ...................   $ (2,209)   $ 12,549   $ 47,837   $(58,177)
     Cumulative gap ...................     (2,209)     10,340     58,177

Cumulative rate sensitive ratio .......        .97        1.11       1.49       1.00
December 31, 1995 rate sensitive ratio         .92        1.18       1.46       1.00

     Given the asset sensitive position of the Bank at December 31, 1996, if interest rates decrease 200 basis points and management did not respond, management estimates that pretax income would decrease approximately $400,000 while a similar increase in rates would cause pretax income to increase by a like amount. See discussion under "Net Interest Income" below. As noted above, the entire balance of savings, NOW and MMDAs are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience.

RESULTS OF OPERATIONS

     The Company achieved record earnings in 1996. Net income of $3,570,000 was an increase of $374,000 (12%) over 1995 earnings. The increase was due to an increase in both net interest income and non-interest income. The Company's return on average assets was 1.88% in 1996, unchanged from the prior year. The return on average stockholders' equity (ROE) was 19.12%, a decrease from the 19.60% ROE reported in 1995. The decline in ROE occurred because average equity grew 14.5% while earnings grew 12%.

The following table contains key performance ratios for years ended December 31:

                                        1996            1995           1994
                                        ----            ----           ----
Net income to:
   Average stockholders' equity         19.12%         19.60%         16.63%
   Average assets                        1.88%          1.88%          1.52%
Earnings per common share:*             $2.27          $2.03          $1.54

*restated to give effect to 3 for 1 stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.

Net Interest Income
     Net interest income is the difference between interest earned on earning assets and interest paid on deposits. It is the major component of earnings for a financial institution. For analytical purposes, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax-exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%.

     The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

                                           1996                     1995                     1994
                                           ----                     ----                     ----
                                    Average      Yield/      Average      Yield/      Average      Yield/
                                    Balance       Rate       Balance       Rate       Balance       Rate
Interest earning assets:
Federal funds sold                   $  5,135    5.24%       $   3,084    5.76%       $   4,983    4.06%
Taxable securities                     32,042    5.95%          25,591    5.64%          23,419    5.39%
Tax-exempt securities                  11,172    7.64%           9,413    8.28%           7,601    8.93%
Loans                                 130,648    9.91%         122,500    9.99%         114,384    9.17%
                                      -------                  -------                  -------
   Total earning assets              $178,997    8.93%        $160,588    9.12%        $150,387    8.40%
Interest bearing funds:
Savings/NOW accounts                 $ 76,128    2.80%       $  70,057    2.61%       $  71,448    2.42%
Time deposits                          62,577    5.62%          54,924    5.54%          46,882    4.49%
Federal funds purchased                     4    5.58%             105    6.43%               0     N/A
                                     --------                 --------                 --------
   Total interest bearing funds:     $138,709    4.07%        $125,086    3.90%        $118,330    3.24%

Interest spread                                  4.86%                    5.22%                    5.16%
Net interest margin                              5.77%                    6.08%                    5.85%

     Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans. Tax equivalent interest income, however, includes net loan origination fees totaling $451,000 in 1996, $440,000 in 1995, and $453,000 in 1994.

     The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                            Year ended                             Year ended
                                December 31, 1996 compared to Year     December 31, 1995 compared to Year
                                     ended December 31, 1995                ended December 31, 1994
                                    -----------------------                -----------------------
                                  Amount of Increase/(Decrease)          Amount of Increase/(Decrease)
                                        due to change in                       due to change in
                                                     Total                             Total
                                                     Amount                            Amount
                                                      of                                of
                                       Average     Increase/             Average     Increase/
                             Volume     Rate      (Decrease)   Volume     Rate      (Decrease)
Interest Income:
Federal funds sold .......   $   118    $   (27)   $    91    $   (77)   $    53    $   (24)
Securities:
Taxable ..................       364         98        462        117         64        181
  Tax Exempt .............       146        (72)        74        162        (61)       101
Loans ....................       814       (105)       709        744      1,004      1,748
  Total interest income ..   $ 1,442    $  (106)   $ 1,336    $   946    $ 1,060    $ 2,006

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts ...   $   159    $   145    $   304    $   (34)   $   129    $    95
Time .....................       424         45        469        361        578        939
Short-term borrowings ....        (7)         0         (7)         7          0          7
   Total interest expense    $   576    $   190    $   766    $   334    $   707    $ 1,041
Net interest income (FTE)    $   866    $  (296)   $   570    $   612    $   353    $   965

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

     Net interest income increased $570,000 in 1996 over the prior year due to a $1,336,000 increase in interest income partially offset by approximately $766,000 increase in interest expense. The increase in income can be attributed to an increase in average earning assets of $18,400,000. The increase in income on earning assets would have been greater had the yield not declined 19 basis points. Interest income on Fed Funds Sold increased $91,000 due to an increase in average balances of more than $2,000,000, partially offset by a decrease in rates of 52 basis points. Income on taxable securities increased approximately $462,000 as both the average balance and the rate increased. Taxable securities, which consist mostly of U.S. Treasury notes, grew approximately $6,500,000 on average. The security portfolio grew to accommodate deposit growth. The yield on taxable securities increased 31 basis points due to the fact that most of these bonds are purchased with two year maturities and those purchased in

1994 were maturing and being replaced with 1996 bonds which are now yielding higher interest. On the other hand, the Bank generally purchases tax-exempt bonds with ten year maturities. Rates are lower on bonds being purchased today than those earned ten years ago on the tax-exempt bonds which they are replacing. Loan interest was $709,000 higher than in 1995. The increase is due to an increase of nearly $8,000,000 on average balances, partially offset by an 8 point decline in rates. Loan growth was largely attributable to growth in construction and land development loans. In the consumer sector, growth was primarily in home equity loans.

     Interest expense increased in 1996 because average balances increased approximately $13,600,000 and interest rates increased 17 basis points. The increase in interest bearing funds balances was evenly split with a $6,000,000 increase in savings and NOW accounts, while time deposits grew $7,600,000. Savings balances increased as customers responded favorably to the more aggressive tiered rates instituted for money market accounts in the third quarter of 1995. Growth in time deposits was encouraged by competitive pricing and periodically offering special rates on specific products.

     In the previous year, net interest income had increased nearly $1,000,000. The increase in net interest income was the result of an increase in interest income of $2,000,000, partially offset by an increase in interest expense of approximately $1,000,000. The increase in interest income in 1995 was the result of a $10,000,000 increase in earning assets and an increase in yields on earning assets of 72 basis points. The increase in interest expense was the result of average balances increasing nearly $7,000,000 and interest rates increasing 17 basis points.

     In the coming year, management expects growth to continue in both loans and deposits, although deposits may grow faster than loans as was the case in 1996. The interest spread and interest margin will likely continue to decline unless the Fed increases rates which is uncertain. With competition intense for deposits, management does not expect deposit rates to decline in 1997.

     The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

                                                          1996            1995          1994
As a percent of average earning assets:
   Loans                                                  72.99%          76.28%        76.07%
   Securities                                             24.14%          21.80%        20.61%
   Fed funds sold                                          2.87%           1.92%         3.32%
                                                           -----           -----         -----
      Average earning assets                             100.00%         100.00%       100.00%

   Savings and NOW                                        42.53%          43.63%        47.51%
   Time deposits                                          34.96%          34.20%        31.17%
   Fed funds purchased                                         0            .07%             0
                                                         -------         -------       -------
      Average interest bearing liabilities                77.49%          77.90%        78.68%

Earning asset ratio                                       94.08%          94.17%        94.36%
Free-funds ratio                                          22.51%          22.10%        21.32%

Provision for Loan Losses
     The provision for loan losses of $448,500 remained the same for 1996 as it was the prior two years. This provision was sufficient to produce a ratio of allowance for loan loss to loans of 2.44% and a ratio of nonperforming loans to the allowance for loan loss of 17% at year end. (See "Loans" on pages 22 & 23). The growth in commercial loans, which typically carry more risk, may require increased provisions in the future. Management analysis of the adequacy of the allowance considers the portfolio mix as well as economic conditions within the Bank's market.

Non-interest Income
     Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased by approximately $270,000 (19%) in 1996 compared to the previous year. Most of the increase was due to an increase in service charge income from loans, deposit accounts, and other banking services. Service charge income increased $170,000 (13%) over the prior year, due to deposit growth and adjustments to some charges made to more fairly compensate the Bank for services performed. Management does not anticipate that service charge income will continue to grow at the rate experienced in 1996.

     "Other" non-interest income increased $32,000 to $96,000 in 1996. Included in 1996 other non-interest income is a nonrecurring $70,000 gain on the sale of other real estate. In 1995 there were gains of $24,500 on the sale of other real estate and $20,000 on the sale of equipment.

Non-interest Expense
     Non-interest interest expense increased 5% in 1996. The most significant component of non-interest expense is salaries and benefits expense. In 1996 salaries and benefits expense increased 2.5% to $3,300,000, due to the combined effects of salary increases and certain positions which were temporarily unfilled.

     Occupancy expense increased $30,000 and equipment expense increased $13,000. The increase in occupancy was primarily due to increased depreciation costs as the main office and Brighton branch buildings both had major renovations that were put in service in 1996. Equipment expense increased primarily because repair and maintenance costs increased while depreciation costs decreased. Management anticipates that in 1997 some older equipment will be replaced which may result in decreased maintenance costs but increased depreciation.

     Other expense increased $160,000 (9%). The most notable factor contributing to the increase in other expense was a $190,000 increase in fees because the Bank hired consultants for selected projects. Further increases in salary and other expense are anticipated in 1977 as a trust officer will be hired and some start up costs for a trust department will be incurred.

Federal Income Tax Expense
     Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense increased $168,000 to $1,585,500 (12%) in 1996 compared to a $379,000 (36%) increase in 1995. For further information see Note 7 "Federal Income Taxes" in the Company's Consolidated Financial Statements.

Prospective Accounting Changes
     In June 1996 the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under the financial components approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement supersedes portions of Statement 122 and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Statement 125 is not expected to have a material impact on the operating results or financial condition of the Bank.


Item 8 - Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data of the Company appear in the Appendix to the Company's definitive Proxy Statement, dated March 27, 1997, commencing at page 23, relating to the April 23, 1997 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statement
         Independent Auditors' Report
         Quarterly financial data relating to results of operations for the years ended December 31, 1996 and 1995 are reported on page ?? of the Appendix.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Election of Directors" on pages 1 through 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 27, 1997, relating to the April 23, 1997 Annual Meeting of Shareholders, is incorporated herein by reference.


Executive Officers
     The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11 - Executive Compensation

     The information set forth under the caption "Summary Compensation Table" on page 4 of the Company's definitive proxy statement, as filed with the Commission and dated March 27, 1997, relating to the April 23, 1997 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 3 and 4 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Ownership of Common Stock" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 27, 1997, relating to the April 23, 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions with Management" on page 5 of the Company's definitive proxy statement, as filed with the Commission and dated March 27, 1997, relating to the April 23, 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  1.  Financial Statements
          All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's Definitive Proxy Statement, dated March 27, 1997, relating to the April 23, 1997 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

     2.  Financial Statement Schedules
          Not applicable.

     3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.



(b)      Reports on Form 8-K
          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 13, 1997.

FNBH BANCORP, INC.



/s/ Barbara D. Martin          Barbara D. Martin, President & Chief Executive
                               Officer (Principal Executive Officer)

/s/ Barbara J. Nelson          Barbara J. Nelson, Treasurer
                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who's signature appears below, hereby appoints Barbara D. Martin and Barbara J. Nelson, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.


Roy A. Westran, Chairman of the Board                  /s/ Roy A. Westran


Harry E. Griffith, Vice Chairman of the Board          /s/ Harry E. Griffith


Gary R. Boss, Director                                 /s/ Gary R. Boss


Peter H. Burgher, Director                             /s/ Peter H. Burgher


Donald K. Burkel, Director                             /s/ Donald K. Burkel


Rebecca S. English, Director                           /s/ Rebecca S. English


Charles N. Holkins, Director                           /s/ Charles N. Holkins


S. W. Itsell, Director                                 /s/ S. W. Itsell


Dona Scott Laskey, Director                            /s/ Dona Scott Laskey


Barbara D. Martin, Director                            /s/ Barbara D. Martin


W. Rickard Scofield, Director                          /s/ W. Rickard Scofield


R. Michael Yost, Director                              /s/ R. Michael Yost

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number                                                                      Page
                                                                            ----
(13)  The Company's Financial Statements, on pages 23 to 40 of the
      Appendix to the Company's Proxy Statement for Annual Meeting
      of Shareholders to be held April 23, 1997.  This Appendix was filed with the Commission as part of the Company's Proxy
      Statement and was delivered to Company shareholders in
      compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.....................................................38

(21)  Subsidiaries of the Registrant..........................................70

     The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number                                         Original Filing Form and Date
------                                         -----------------------------
3.1   Restated Articles of Incorporation       Exhibit 3.1 of Form 10, effective
      of the Registrant                        June 30, 1995 ("Form 10")

3.2   Bylaws of the Registrant                 Exhibit 3.2 of Form 10

4     Form of Registrant's Stock Certificate   Exhibit 4 of Form 10

      Material Contracts:

10.2  Howell Branch Lease Agreement            Exhibit 10.2 to Form 10

FNBH BANCORP, INC., AND SUBSIDIARY
Consolidated Financial Statements

December 31, 1996 and 1995
With Independent Auditors' Report Thereon)

                       FNBH BANCORP, INC., AND SUBSIDIARY

                                Table of Contents


                                                                       Page(s)
Independent Auditors' Report                                              1

Consolidated Balance Sheets                                              2-3

Consolidated Statements of Income                                        4-5

Consolidated Statements of Stockholders' Equity                           6

Consolidated Statements of Cash Flows                                    7-8

Notes to Consolidated Financial Statements                               9-35

                          Independent Auditors' Report


The Board of Directors and Stockholders
FNBH Bancorp, Inc.:


We have audited the consolidated balance sheets of FNBH Bancorp, Inc., and subsidiary ("Corporation") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc., and subsidiary as of DecemberE31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 3, the Corporation changed its method of accounting for mortgage servicing rights in 1996 to adopt the provisions of SFAS No. 122 Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65. As discussed in Notes 1 and 3, the Corporation changed its method of accounting for impaired loans in 1995 to adopt the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

                                                  /s/ KPMG Peat Marwick LLP

Detroit, Michigan
January 16, 1997

                       FNBH BANCORP, INC., AND SUBSIDIARY
                     Consolidated Balance Sheets, Continued
                           December 31, 1996 and 1995
                Assets                     1996            1995
Cash and cash equivalents:
  Cash and due from banks .......   $   7,069,216    $   8,055,641
   Federal funds sold ...........       6,500,000        8,400,000

Total cash and cash equivalents .      13,569,216       16,455,641

Investment securities held-to-
 maturity, net (fair value of
 $28,160,000 in 1996 and
 $21,897,000 in 1995) (note 2) ..      27,821,614       21,465,669
Investment securities available-
 for-sale, at fair value (note 2)      19,047,187       13,115,000
Mortgage-backed securities
 held-to-maturity, net (fair
 value of $353,000 in 1996 and
 $620,000 in 1995) (note 2) .....         351,930          614,118
Mortgage-backed securities
 available for sale, at fair
 value (note 2) .................          35,960           56,483
Total investment and mortgage-
 backed securities ..............      47,256,691       35,251,270

Loans (note 3):
  Commercial ....................      91,015,036       82,793,050
  Real estate mortgage ..........      23,402,833       25,001,209
       Consumer
                                       22,122,885       20,164,158
Total loans .....................     136,540,754      127,958,417

Less unearned income ............        (473,311)        (495,463)
 Less allowance for
   loan losses (note 4) .........      (3,335,044)      (3,096,690)
Net loans .......................     132,732,399      124,366,264

Other real estate owned .........         723,011           45,688
Bank premises and equipment,
  net (note 5) ..................       4,818,603        4,287,299
Accrued interest income and
 other assets (note 7) ..........       2,909,324        2,551,343

 Total assets ...................   $ 202,009,244    $ 182,957,505

See notes to consolidated financial statements.

                       FNBH BANCORP, INC., AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

  Liabilities and Stockholders' Equity       1996           1995
Deposits:
 Demand (non-interest bearing) ...........   $ 35,047,948   $ 30,815,052
 NOW .....................................     25,145,241     22,318,050
 Savings and money market accounts .......     54,979,331     51,564,415
 Time (note 6) ...........................     65,771,249     59,177,115

Total deposits ...........................    180,943,769    163,874,632

Accrued interest, taxes,
 and other liabilities ...................      1,468,367      1,553,105

Total liabilities ........................    182,412,136    165,427,737

Stockholders' equity:

  Common stock, $0 par value
  Authorized 2,100,000 shares;
  1,575,000 shares issued and
  outstanding at December 31,
  1996 and 1995 ..........................      5,250,000      5,250,000

  Retained earnings ......................     14,308,934     12,205,242

  Net unrealized gain on
  securities available-for-sale,
  net of tax (note 2) ....................         38,174         74,526

Total stockholders' equity ...............     19,597,108     17,529,768


Commitments and contingent
 liabilities (notes 9, 10, and 11)

Total liabilities and stockholders' equity   $202,009,244   $182,957,505

 See notes to consolidated financial statements.

                       FNBH BANCORP, INC., AND SUBSIDIARY
                       Consolidated Statements of Income
                 Years ended December 31, 1996, 1995, and 1994

                                                       1996           1995           1994
Interest and dividend income:
  Interest and fees on loans .......................   $ 12,932,241   $ 12,219,074    $ 10,473,297
     Interest and dividends on investment
      and mortgage-backed securities:
     U.S. Treasury securities ......................      1,639,212      1,167,705       1,094,947
     Obligations of other U.S. government agencies .        264,493        274,156         160,367
     Obligations of state and political subdivisions        609,437        552,542         473,184
     Other securities ..............................          2,655          2,655           7,989
     Interest on federal funds sold ................        269,257        177,663         202,357
                                                       ------------   ------------    ------------

     Total interest income .........................     15,717,295     14,393,795      12,412,141
                                                       ------------   ------------    ------------

Interest expense:
  Interest on deposits .............................      5,644,358      4,871,772       3,837,913
  Interest on other borrowings .....................            213          6,766            --
                                                       ------------   ------------    ------------

     Total interest expense ........................      5,644,571      4,878,538       3,837,913
                                                       ------------   ------------    ------------

     Net interest income ...........................     10,072,724      9,515,257       8,574,228

Provision for loan losses (note 4) .................        448,500        448,500         448,500
                                                       ------------   ------------    ------------
     Net interest income
      after provision for loan losses ..............      9,624,224      9,066,757       8,125,728

    Non-interest income:
       Service charges .............................      1,487,042      1,314,004       1,180,434
       Loss on sale of securities (note 2) .........           --          (30,004)        (80,980)
       Gain on sale of loans .......................        103,209         69,387          58,326
       Other .......................................         95,660         64,088          37,130
                                                       ------------   ------------    ------------

         Total non-interest income .................      1,685,911      1,417,475       1,194,910
                                                       ------------   ------------    ------------

See notes to consolidated financial statements.

                       FNBH BANCORP, INC., AND SUBSIDIARY
                  Consolidated Statements of Income, Continued
                  Years ended December 31, 1996, 1995, and 1994

                                     1996         1995         1994
Non-interest expenses:
  Salaries and employee benefits .   $3,287,930   $3,207,779   $3,109,116
  Net occupancy expense ..........      494,218      463,043      503,093
  Equipment expense ..............      444,697      431,728      464,453
  Printing and supplies ..........      227,239      220,289      185,453
  Other (note 8) .................    1,696,859    1,543,731    1,601,545
                                     ----------   ----------   ----------

       Total non-interest expenses    6,150,943    5,866,570    5,863,660
                                     ----------   ----------   ----------
Income before federal income taxes    5,159,192    4,617,662    3,456,978

Federal income taxes (note 7) ....    1,585,500    1,417,500    1,038,500
                                     ----------   ----------   ----------
       Net income ................    3,573,692    3,200,162    2,418,478
                                     ----------   ----------   ----------
Net income per share .............   $     2.27   $     2.03   $     1.54
                                     ==========   ==========   ==========
Cash dividends per share .........   $      .93   $      .68   $      .55
                                     ==========   ==========   ==========

See notes to consolidated financial statements.

                       FNBH BANCORP, INC., AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995, and 1994
                                                                                Net Unrealized
                                                                                 Gain (Loss) on
                                                                                 Securities
                                                                                 Available-for-
                                               Common         Retained           Sale, Net of
                                               Stock          Earnings           Tax (Note 2)    Total
                                               -----          --------            --------        -----
Balances as of December 31, 1993 ...........   $  5,250,000   $  8,529,102    $     35,448    $ 13,814,550

Net income .................................           --        2,418,478            --         2,418,478
    Changes in unrealized loss on
    securities available for sale ..........           --             --           (62,046)        (62,046)
    net of tax
Cash dividends ($.55 per share) ............           --         (866,250)           --          (866,250)

Balances at December 31, 1994 ..............      5,250,000     10,081,330         (26,598)     15,304,732

Net income .................................           --        3,200,162            --         3,200,162
    Changes in unrealized loss on
    securities available for sale-- ........           --             --           101,382         101,382
    net of tax
    Implementation of Guide to
    Implementation of Statement ............           --             --              (258)           (258)
    115, net of tax
Cash dividends ($.68 per share) ............           --       (1,076,250)           --        (1,076,250)

Balances at December 31, 1995 ..............      5,250,000     12,205,242          74,526      17,529,768

Net income .................................           --        3,573,692            --         3,573,692
Changes in unrealized gain on securities
 available for sale, net ...................           --             --           (36,352)        (36,352)
of tax
Cash dividends ($.93 per share) ............           --       (1,470,000)           --        (1,470,000)


Balances at December 31, 1996 ..............   $  5,250,000   $ 14,308,934    $     38,174    $ 19,597,108

See notes to consolidated financial statements.

                       FNBH BANCORP, INC., AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995, and 1994
                                              1996            1995            1994
Cash flows from operating activities:
  Net income ..............................   $  3,573,692    $  3,200,162    $  2,418,478
  Adjustments to reconcile
     net income to net cash
     provided by operating activities:
   Provision for loan losses ..............        448,500         448,500         448,500
   Depreciation and amortization ..........        402,592         384,315         423,791
   Deferred federal income tax
      expense (benefit) ...................        (42,900)          8,000        (214,000)
   Net amortization on investment
       securities .........................         50,581          88,873         132,757
   Loss on disposal of equipment ..........          1,668           3,762          17,305
   Loss on sales of securities ............           --            30,004          80,980
   Gain on sale of loans ..................       (103,209)        (69,387)        (58,326)
   Proceeds from sale of loans ............     10,920,683       5,557,668       9,486,872
   Origination of loans held for sale .....    (11,608,783)     (5,738,281)     (9,486,872)
   (Increase) decrease in accrued
     interest income and other assets .....       (992,404)         23,041          12,807
   Increase (decrease) in accrued
     interest, taxes, and other
     liabilities ..........................        (66,038)         74,400         205,325
Net cash provided by operating activities .      2,584,382       4,011,057       3,467,617

Cash flows from investing activities:
   Purchases of available-for-sale
      securities ..........................     (9,979,018)     (6,016,056)     (2,999,531)
   Proceeds from sales of
      available-for-sale securities .......           --         3,037,422       1,925,859
   Proceeds from maturities of
      available-for-sale securities .......      4,000,000            --         2,000,000
   Repayments from mortgage-backed
      securities available-for-sale .......         19,531          14,954         146,350
   Purchases of held-to-maturity securities    (17,608,826)     (3,447,071)    (15,242,811)
   Proceeds from maturities and calls
      of held-to-maturity securities ......     11,316,782       4,965,000       8,202,000
   Repayments from mortgage-backed
      securities held to maturity .........        140,477         119,662         194,432
   Net increase in loans ..................     (8,023,327)    (10,228,892)     (4,111,361)
   Capital expenditures ...................       (935,563)     (1,231,516)       (391,657)
     Net cash used by investing activities.    (21,069,944)    (12,786,497)    (10,276,719)

See notes to consolidated financial statements.

                       FNBH BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Cash Flows,
                       Continued Years ended December 31,
                              1996, 1995, and 1994

                                             1996             1995             1994
Cash flows from financing activities:
   Net increase in deposits ............   $ 17,069,137    $ 12,167,639    $ 11,218,377
   Dividends paid ......................     (1,470,000)     (1,076,250)       (866,250)

       Net cash provided by
         financing activities ..........     15,599,137      11,091,389      10,352,127

Net increase (decrease) in
    cash and cash equivalents ..........     (2,886,425)      2,315,949       3,543,025

Cash and cash equivalents
    at beginning of year ...............     16,455,641      14,139,692      10,596,667

Cash and cash equivalents
    at end of year .....................   $ 13,569,216    $ 16,455,641    $ 14,139,692

Supplemental disclosures:
  Interest paid ........................   $  5,674,395    $  4,826,022    $  3,816,845
  Federal income taxes paid ............      1,645,000       1,427,500       1,109,000
  Loans transferred to other real estate        723,011          45,688         132,701
  Loans charged off ....................        287,285         209,300         120,574

Transfer of investment securities to
  available-for-sale classification: ...           --         7,058,046            --

See notes to consolidated financial statements.

                       FNBH BANCORP, INC., AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995



(1) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

          The consolidated financial statements include the accounts of FNBH Bancorp, Inc., and its wholly owned subsidiary, First National Bank in Howell. All significant intercompany balances and transactions have been eliminated.


          First National Bank in Howell ("Bank") is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler's checks, night depository, safe deposit box, and U.S. Savings Bonds. The Bank serves primarily four communitiesNHowell, Brighton, Hartland, and FowlervilleNall of which are located in Livingston County, Michigan.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting and reporting policies of FNBH Bancorp, Inc., and subsidiary ("Corporation") conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant of these policies.


     (b) Investment and Mortgage-Backed Securities

          Investment  securities at December 31, 1996 and 1995,  consist of U.S.
          Treasury,   municipal  bond,  and  government  agency  securities.  In accordance with SFAS No. 115, the Bank classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued


     (b) Investment and Mortgage-Backed Securities, Continued

          Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

          A  decline  in  the  market   value  of  any   available-for-sale   or
          held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings, resulting in the establishment of a new cost basis for the security.

          Premiums and discounts are amortized or accreted over the life of the respective security as an adjustment to yield using the effective-interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

     (c) Loans

          Loans are stated at their principal amount outstanding, net of an allowance for loan losses. Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Mortgage loans held for sale are carried at the lower of cost or market determined on an net aggregate basis. Market is determined on the basis of delivery prices in the secondary mortgage market. When loans are sold, gains and losses are recognized based on the specific-identification method.

          Effective January 1, 1996, the Bank adopted the provisions of statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65. The Bank originates mortgage loans for sale to the secondary market, and sells the loans with servicing retained.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

     (c) Loans, Continued

          Beginning in 1996, the total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair value at the date of origination. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.

          Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, mortgage servicing rights are stratified based on predominant risks characteristics of the underlying serviced loans. These risk characteristics include loan type, term, year originated, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized though a valuation allowance.

          Fair values for individual strata are based on quoted market prices for comparable transactions if available or estimated fair value. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

     (d) Allowance for Loan Losses

          The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's evaluation of the collectibility of specific loans. Although the Bank carefully evaluates the adequacy of the allowance for loan losses based on information known to management at a given time, various regulatory agencies, as part of their normal examination process, may require future additions to the allowance for loan losses.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

     (e) Nonperforming Assets

          Effective January 1, 1995, the Bank adopted the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observed market price, or the fair value of the collateral if the loan is collateral-dependent. This statement applies to all loans that are restructured in a troubled-debt restructuring involving a modification of terms. SFAS No. 114 was amended in October 1994 by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This amendment allows for interest income on impaired loans to be recognized using existing methods and deletes those income recognition provisions described in SFAS No. 114.

          The bank considers a loan to be impaired when it is probable that it will be unable to collect all or part of amounts due according to the contractual terms of the loan agreement. In evaluating the portfolio for impairment, management takes into consideration several factors, including current economic conditions, past loan loss experience, the estimated value of any underlying collateral, the overall balance and composition of the loan portfolio, and management's evaluation of collectibility of specific loans.

          The Bank charges off all or part of loans when amounts are deemed to be uncollectible, although collection efforts may continue and future recoveries may occur.

          Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to less than market rates due to a serious weakening of the borrower's financial condition, and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition.


          Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued but not yet collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

     (e) Nonperforming Assets, Continued

          Interest income on impaired loans is accrued based on the principal amounts outstanding. The accrual of interest is discontinued when an impaired loan becomes 90 days past due. The Bank utilized the "fair value of collateral" method to measure impairment, as virtually all of the loans considered to be impaired are commercial mortgage loans.


     (f) Other Real Estate Owned

          Other real estate owned at the time of foreclosure is recorded at the lower of the Bank's cost of acquisition or the asset's fair market value, net of disposal cost, which becomes the property's new basis. Any write-downs at date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets and subsequent write-downs to reflect declines in value are charged to other expense.

     (g) Bank Premises and Equipment

          Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization, computed on the straight-line method, are charged to operations over the estimated useful lives of the assets.

     (h) Federal Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on different tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

     (i) Pension Plan

          The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5Epercent of total employee earnings plus 50Epercent of employee contributions (limited to 10Epercent of their earnings), or the maximum amount permitted by the Internal Revenue Code. The pension plan expense of the Bank for 1996, 1995, and 1994 was approximately $200,000, $175,000, and $185,000, respectively.

     (j) Statements of Cash Flows

          For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold.

     (k) Stock Split

          On January 16, 1997, the Board declared a three-for-one stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997. The dividend is payable February 16, 1997. The stock split increased FNBH Bancorp's outstanding common shares from 525,000 to 1,575,000 shares. Additional paid-in capital and common stock were not restated as a result of the stock split as the par value of the stock was zero. All references in the Consolidated Financial Statements and Notes thereto to numbers of shares, per-share amounts, and market prices of the Company's common stock have been restated giving retroactive recognition to the stock split.

     (2) Investment and Mortgage-Backed Securities

          During November 1995, the Financial Accounting Standards Board issued a Guide to Implementation of Statement 115 on Accounting for Certain Investment in Debt and Equity Securities. This guide allowed for a one-time change in the classification of SFAS No. 115 securities as of the date of the implementation guide, but no later than December 31, 1995. As a result, the Bank made a one-time transfer of approximately $7,000,000 of investment securities held to maturity to available-for-sale in 1995. The market value of the securities was $7,065,000 at the date of transfer.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2) Investment and Mortgage-Backed Securities, Continued

          A summary of the amortized cost and approximate fair value of investment securities at December 31, 1996, follows:

                                             Held to Maturity            Available for Sale
                                         Amortized    Approximate    Amortized    Approximate
                                           Cost       Fair Value     Cost          Fair Value
U.S. Treasury securities .............   $13,995,601   $14,038,000   $17,989,344   $18,046,250
Obligations of other U.S. ............
  government agencies ................     1,017,277     1,020,000     1,000,185     1,000,937
Obligations of states and
    political subdivisions ...........    12,764,486    13,058,000          --            --
Other securities .....................        44,250        44,000          --            --

                                          27,821,614    28,160,000    18,989,529    19,047,187
Mortgage-backed
    securities .......................       351,930       353,000        35,745        35,960

                                         $28,173,544   $28,513,000   $19,025,274   $19,083,147

          A summary of unrealized gains and losses on investment securities at December 31, 1996, follows:

                                 Held to Maturity                Available for Sale
                               Gross           Gross         Gross           Gross
                            Unrealized        Unrealized    Unrealized     Unrealized
                              Gains             Losses         Gains         Losses
U.S. Treasury securities .    $ 53,730       $ 11,331       $ 63,565       $  6,659
Obligations of other U.S.
government agencies ......       2,723            --             752             --
Obligations of states and
political subdivisions ...     318,349         24,835             --             --
Other securities .........        --              250             --             --
Mortgage-backed securities       1,070            --             215             --

                              $375,872       $ 36,416       $ 64,532       $  6,659

                       FNBH BANCORP, INC., AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

(2) Investment and Mortgage-Backed Securities, Continued

          The amortized cost and approximate fair value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Held to Maturity                       Available for Sale
                                         Amortized          Approximate          Amortized          Approximate
                                           Cost             Fair Value             Cost              Fair Value
    Due in one year or less            $    2,845,885      $    2,851,000      $    9,003,200      $    9,020,312
    Due after one year through
    five years                             17,066,724          17,242,000           9,986,329          10,026,875
    Due after five years
    through ten years                       7,864,755           8,023,000                  --                  --
    Due after ten years                        44,250              44,000                  --                  --

                                           27,821,614          28,160,000          18,989,529          19,047,187
    Mortgage-backed securities
    (principally short-term)                  351,930             353,000              35,745              35,960

                                       $   28,173,544      $   28,513,000      $   19,025,274      $   19,083,147

          The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10Epercent of stockholders' equity at December 31, 1996 and 1995, are as follows:

                                  1996                               1995
                          Amortized      Approximate      Amortized        Approximate
                            Cost         Fair Value         Cost           Fair Value
State of Michigan        $6,875,131      $7,014,526       $5,243,554       $5,449,000

          Investment  securities,   with  an  amortized  cost  of  approximately
          $500,000 at December 31, 1996 and 1995, were pledged to secure public deposits and for other purposes as required or permitted by law.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2) Investment and Mortgage-Backed Securities, Continued

          A summary of the amortized cost and approximate fair value of investment securities at December 31, 1995, follows:

                                               Held to Maturity                        Available for Sale
                                        Amortized           Approximate          Amortized          Approximate
                                           Cost             Fair Value             Cost              Fair Value
    U.S. Treasury securities           $    9,510,704      $    9,525,000      $   11,002,723      $   11,090,313
    Obligations of other U.S.
    government agencies                     2,033,158           2,049,000           2,000,559           2,024,687
    Obligations of states and
    political subdivisions                  9,877,557          10,279,000                  --                  --
    Other securities                           44,250              44,000                  --                  --

                                           21,465,669          21,897,000          13,003,282          13,115,000
    Mortgage-backed securities                614,118             620,000              55,275              56,483

                                       $   22,079,787      $   22,517,000      $   13,058,557      $   13,171,483

          A summary of unrealized gains and losses on investment securities at December 31, 1995, follows:

                                                 Held to Maturity                         Available for Sale
                                             Gross              Gross                Gross              Gross
                                           Unrealized        Unrealized            Unrealized         Unrealized
                                             Gains             Losses                Gains              Losses
    U.S. Treasury securities           $     31,253         $    16,957        $     87,590          $    --
    Obligations of other U.S.
    government agencies                      15,842                  --              24,128               --
    Obligations of states and
    political subdivisions                  405,315               3,872                  --               --
    Other securities                             --                 250                  --               --
    Mortgage-backed securities                5,882                  --               1,208               --

                                       $    458,292         $    21,079        $    112,926          $    --

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2) Investment and Mortgage-Backed Securities, Continued

          In 1996, no investment securities available-for-sale were sold. Accordingly, no realized gains or losses were recorded. The Bank recognized gross losses of $30,004 and $80,980 during 1995 and 1994, respectively, on the sale of investment securities available-for-sale. No gains were realized in 1995 and 1994.

(3) Loans

          Loans on nonaccrual amounted to $109,000, $926,000, and $983,000 at December 31, 1996, 1995, and 1994, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $12,000, $138,000, and $116,000 of interest income would have been realized in 1996, 1995, and 1994, respectively. The Bank had no troubled-debt restructured loans at December 31, 1996 and 1995.

          Details of past-due and nonperforming loans follow:

                                             90 Days Past Due
                                            and Still Accruing              Nonaccrual
                                          1996            1995          1996           1995
    Commercial and mortgage
      loans secured by real
      estate                             $434,000        $64,000       $ 80,000       $918,000
    Consumer loans                             --          2,000          2,000             --
    Commercial and other                   14,000             --         27,000          8,000
    loans
                                         $448,000        $66,000       $109,000       $926,000

          Impaired loans totaled $820,000 and $900,000 at December 31, 1996 and 1995, respectively. Specific reserves relating to these loans were $70,000 and $280,000 at DecemberE31, 1996 and 1995, respectively. These reserves were calculated in accordance with SFAS No.E114. No adjustments to the provision or allowance for loan losses was required as a result of the 1995 adoption of SFAS No. 114. There were no other loans considered impaired for which there was no related specific reserve.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

          Cash receipts received and recognized as income on impaired loans approximated $210,000 and $100,000 for the year ended December 31, 1996 and 1995, respectively. Average impaired loans for the year ended December 31, 1996 and 1995, were approximately $970,000 and $1,100,000, respectively .

          Loans serviced for others were approximately $33,900,000, $29,500,000, and $29,700,000 at December 31, 1996, 1995, and 1994, respectively.

          During 1996, the Bank capitalized $63,000 in mortgage servicing rights and incurred approximately $8,000 in related amortization expense. At December 31, 1996, these mortgage service rights had a fair value of approximately $60,000. Mortgage loans with mortgage servicing rights capitalized totaled approximately $9,000,000 at December 31, 1996. No valuation allowances for capitalized mortgage servicing rights were considered necessary as of December 31, 1996.

          The ongoing impact of FAS 122 is dependent upon, among other things, the volume of loan originations, the general levels of market interest rates, and the rate of estimated prepayments. Accordingly, management is unable to predict with any reasonable certainty what effect FAS 122 will have on the Bank's future results of operations or its financial condition.

          Included in real estate loans at December 31, 1996 were approximately $688,000 of fixed rate mortgage loans held for sale.

          There were no mortgage loans held for sale at December 31, 1995.

          The Bank's primary market area is considered to be Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.

          Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 1996, and 1995. Such loans were made in the ordinary course of business in accordance with the Bank's normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal collection risk.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

          Loans to related parties are summarized below for the periods indicated:

                                  1996            1995
Balance at beginning of year   $   885,000    $   403,000

New loans ..................       400,000        599,000
Loan repayments ............      (239,000)      (117,000)

Balance at end of year .....   $ 1,046,000    $   885,000

(4) Allowance for Loan Losses

          The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994:

                                   1996            1995           1994
Balance at beginning of year ..   $ 3,096,690    $ 2,672,007    $ 2,204,743

Provision charged to operations       448,500        448,500        448,500
Loans charged off .............      (287,285)      (209,300)      (120,574)
Recoveries of loans charged off        77,139        185,483        139,338

Balance at end of year ........   $ 3,335,044    $ 3,096,690    $ 2,672,007

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(5) Bank Premises and Equipment

          Asummary of bank premises and equipment, and related accumulated depreciation and amortization at December 31, 1996 and 1995, follows:

                                   1996           1995
Land and land improvements ..   $ 1,028,961    $ 1,034,526
Bank premises ...............     4,297,656      3,745,378
Furniture and equipment .....     2,992,840      2,777,037
                                  8,319,457      7,556,941
Less accumulated depreciation
 and amortization ...........    (3,500,854)    (3,269,642)
                                $ 4,818,603    $ 4,287,299

(6) Time Certificates of Deposit


          At December 31, 1996, the scheduled maturities of time deposits with a remaining term of more than one year were:

            Year of Maturity                     1996

                1998                    $      10,923,529
                1999                            6,337,357
                2000                            3,142,743
                2001                            2,666,229
             Thereafter                            11,858

                                         $     23,081,716

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(6) Time Certificates of Deposit, Continued

          Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 1996, 1995, and 1994, are as follows:

                               1996          1995            1994
Three months or less ....   $ 2,608,872   $ 5,154,950   $ 4,313,339
Three through six months      3,411,513       300,000       600,000
Six through twelve months     4,009,637     3,014,681       608,646
Over twelve months ......     2,183,637     1,351,748     1,477,881

                            $12,213,659   $ 9,821,379   $ 6,999,866

          Interest expense attributable to the above deposits amounted to approximately $591,000, $467,000, and $266,000 in 1996, 1995, and
          1994, respectively.

(7) Federal Income Taxes

          Income tax expense from operations consists of:

               1996           1995           1994
Current    $ 1,628,400    $ 1,409,500   $ 1,252,500
Deferred       (42,900)         8,000      (214,000)

           $ 1,585,500    $ 1,417,500   $ 1,038,500

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(7) Federal Income Taxes, Continued

          Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

Computed "expected" tax expense ...........   $ 1,754,125    $ 1,570,000    $ 1,175,373
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net ....      (193,100)      (181,300)      (159,480)
Other, net ................................        24,475         28,800         22,607

                                              $ 1,585,500    $ 1,417,500    $ 1,038,500

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                          1996             1995
Deferred tax assets:
Loan loss reserve ..................   $   999,100    $   918,100
Deferred loan fees .................          --           15,000
Other ..............................       158,900        160,700

Total gross deferred tax assets ....     1,158,000      1,093,800
Deferred tax liabilities:
Deferred fees ......................       (15,400)          --
Unrealized gain on securities
  available for sale ...............       (19,700)       (13,702)
Other ..............................       (25,700)       (19,800)
Total gross deferred tax liabilities       (60,800)       (33,502)

Net deferred tax asset .............   $ 1,097,200    $ 1,060,298

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(8) Supplementary Income Statement Information

          Other than the items listed, other non-interest expenses did not include any amounts that exceeded 1 percent of total revenue, which is the sum of total interest income and total non-interest income.

                                1996        1995         1994
Other fees .................   $328,475   $133,616       $170,482

Supplies ...................   $227,239   $220,289       $185,453

Marketing ..................   $188,834   $176,504       $161,935

Michigan Single Business Tax   $159,000   $149,800       $158,500

(9) Leases

          The Bank has several noncancelable operating leases that provide for renewal options.

          Future minimum lease payments under noncancelable leases as of December 31, 1996, are as follows:


Year ending December 31:
           1997                                       34,000
           1998                                       38,000
           1999                                       38,000
           2000                                       38,000
           2001                                       38,000
Later years, through 2007                            243,500

          Rental expense charged to operations in 1996,  1995, and 1994 amounted
          to  approximately   $39,000,   $66,000,  and  $94,000,   respectively,
          including amounts paid under short-term, cancelable leases.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(10) Financial Instruments with Off-Balance-Sheet Risk

          The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are loan commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.

          The Bank's exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit and letters of credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making credit commitments as it does for on-balance-sheet loans.

          Financial instruments whose contract amounts represent credit risk at December 31, 1996 and 1995, are as follows:

                                        1996                1995
       Fixed-rate                     $8,200,000        $5,600,000
       Variable-rate                  30,800,000        22,200,000

         Total credit commitments    $39,000,000       $27,800,000

       Letters of credit             $   710,000       $   850,000

          Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties. Market risk may arise if interest rates move adversely subsequent to the extension of commitments.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(10) Financial Instruments with Off-Balance-Sheet Risk, Continued


          Letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. All letters of credit are short-term guarantees of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 1996 and 1995, is in excess of the committed amount.

(11) Capital

          The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined ) to average assets (as defined).

          The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(11) Capital, Continued

          The Bank's actual capital amounts and ratios are also presented in the following table as of December 31, 1996 and 1995:

                                             1996               1995
Tier 1 .................................   $ 19,526,000   $ 17,393,000
Tier 2 .................................      1,660,000      1,520,000

Total risk-based capital ...............     21,186,000     18,913,000

Risk-weighted assets ...................    130,002,000    119,899,000
Risk-weighted off-balance sheet exposure      2,776,000      1,695,000


Total risk-weighted assets .............    132,778,000    121,594,000

                                              Minimum Ratios
                                                for Well-
                                               Capitalized
                                               Institutions               1996              1995             1994
Tier 1 risk-based capital                         6.00%                  14.71%            14.30%           13.90%
ratio

Total risk-based capital ratio                    10.00%                 15.96%            15.55%           15.13%

Tier 1 leverage ratio                              5.00%                  9.86%             9.83%            9.32%

(12) Contingent Liabilities

          The Bank is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, is expected to have a material effect on the Bank's financial position or results of operations.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(13) Fair Value of Financial Instruments

          SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument.

          Fair-value   methods  and   assumptions   for  the  Bank's   financial
          instruments are as follows:

     Cash and Cash Equivalents

          The carrying amounts reported in the consolidated balance sheet for cash and federal funds sold reasonably approximate those assets' fair values.

     Investment and Mortgage-Backed Securities

          Fair values for investment and mortgage-backed securities are based on
          quoted  market  prices.   The  carrying  amount  of  accrued  interest
          receivable approximates their fair values.

     Loans Receivable

          For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair values for fixed-rate one- to four-family residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates the loans' fair value.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(13) Fair Value of Financial Instruments, Continued

     Deposit Liabilities

          The fair value of deposits with no stated maturity, such as demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposits is estimated using rates currently offered for deposits with similar remaining maturities. The fair value of accrued interest payable approximates its carrying value.

     Off-Balance-Sheet Instruments

          The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, approximates book value of $330,000 and $200,000 at December 31, 1996 and 1995, respectively.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(13) Fair Value of Financial Instruments, Continued

          The estimated fair values of the Bank's financial instruments are as follows:

                                                              1996                                1995
                                                  Carrying            Fair             Carrying            Fair
                                                   Value              Value             Value              Value
          Financial Assets
Cash and short-term investments                $     13,569       $     13,500       $    16,456        $    16,500
Investment securities                                47,257             47,600            35,251             35,700
Loans:
    Commercial loans                                 91,015             90,400            82,793             81,000
    Real estate loans                                23,403             23,600            25,001             25,500
    Consumer loans                                   22,123             22,200            20,164             20,300
Less:
    Allowance for loan losses                        (3,335)            (3,335)           (3,097)            (3,097)
    Unearned fees                                      (473)              (473)             (495)              (495)

                                                              1996                                 1995

                                                  Carrying            Fair             Carrying            Fair
                                                   Value              Value             Value              Value



        Financial Liabilities

Demand deposits                                 $    35,048        $    35,000       $    30,815        $    30,800
NOW accounts                                         25,145             25,100            22,318             22,300
    Savings and money market
    accounts                                         54,979             55,000            51,564             51,600
Time deposits                                        65,771             66,600            59,177             59,900

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(13) Fair Value of Financial Instruments, Continued

     Limitations

          Fair-value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discounts that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair-value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(14) Dividend Restrictions

          On a parent company-only basis, the Corporation's only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of Comptroller of the Currency (OCC), unless the total dividend in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $7,200,000 was available for dividends on JanuaryE1, 1997, without the approval of the OCC.

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(15) Condensed Financial Information - Parent Company Only

          The condensed balance sheets at December 31, 1996 and 1995, and the statements of income and cash flows for the years ended December 31, 1996, 1995, and 1994, of FNBH Bancorp, Inc., follow:

                      Condensed Balance Sheets
                                                            1996            1995
Assets:
    Cash ............................................   $    71,570   $    62,480
    Investment in subsidiary ........................    19,525,538    17,467,288

                                                        $19,597,108   $17,529,768

Liabilities and stock equity:
    Stockholder's equity ............................   $19,597,108   $17,529,768

                   Total liabilities and stock equity   $19,597,108   $17,529,768

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(15) Condensed Financial Information - Parent Company Only, Continued

                         Condensed Statements of Income
                                                      Year Ended December 31,
                                               1996         1995          1994

Operating income - dividends from
subsidiary ..............................   $1,522,500   $1,128,750   $  931,875
               Total operating income ...    1,522,500    1,128,750      931,875
Operating expenses - administrative and
other expenses ..........................       43,410       55,220       33,199
               Total operating expenses .       43,410       55,220       33,199
Income before equity in undistributed net
income of subsidiary ....................    1,479,090    1,073,530      898,676
Equity in undistributed net income of
subsidiary ..............................    2,094,602    2,126,632    1,519,802
               Net income ...............   $3,573,692   $3,200,162   $2,418,478

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(15) Condensed Financial Information - Parent Company Only, Continued

                       Condensed Statements of Cash Flows

                             Year Ended December 31,


                                                     1996              1995         1994
Net income .....................................   $ 3,573,692    $ 3,200,162    $ 2,418,478
       Adjustments to reconcile net income to
       net cash from operating activities:
          Decrease in other assets .............          --             --              780
       Equity in undistributed net income of
       subsidiaries ............................    (2,094,602)    (2,126,632)    (1,519,802)

                   Total adjustments ...........    (2,094,602)    (2,126,632)    (1,519,022)

                      Net cash provided by
                      operating activities .....     1,479,090      1,073,530        899,456
    Cash flow from financing activities -
    dividends paid .............................     1,470,000      1,076,250        866,250

                      Net cash used in financing
                      activities ...............    (1,470,000)    (1,076,250)      (866,250)

Net increase (decrease) in cash ................         9,090         (2,720)        33,206
Cash at beginning of period ....................        62,480         65,200         31,994

Cash at end of period ..........................   $    71,570    $    62,480    $    65,200

                       FNBH BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(16) Quarterly Financial Data (Unaudited)

          The following table presents summarized quarterly data for each of the two years ended December 31, 1996 (dollars in thousands, except per-share data):

                                                 Quarters Ended in 1996
                                   March 31      June 30     September 30   December 31
Selected operations data:
    Interest income ............   $3,790,357   $3,847,740   $4,017,484   $4,061,714

    Net interest income ........    2,395,843    2,486,027    2,579,619    2,611,235

       Provision for loan losses      112,125      112,125      112,125      112,125
    Income before income
    taxes ......................    1,248,336    1,407,122    1,287,831    1,215,903

    Net income .................      861,336      979,122      893,331      839,903


    Net income per share .......          .55          .62          .57          .53
    Cash dividends per share ...          .12          .13          .13          .55

                                                Quarters Ended in 1995
                                March 31    June 30     September 30  December 31
Selected operations data:

Interest income ............   $3,390,881   $3,578,073   $3,676,374   $3,748,467

Net interest income ........    2,289,320    2,367,331    2,414,987    2,443,619

   Provision for loan losses      112,125      112,125      112,125      112,125

Income before income
taxes ......................    1,074,524    1,088,578    1,189,397    1,265,163

Net income .................      753,024      753,578      821,897      871,663

Net income per share .......          .48          .48          .52          .55
Cash dividends per share ...          .10          .12          .12          .35

                                   EXHIBIT 21

                                  SUBSIDIARIES

              Name                             Jurisdiction of Incorporation
First National Bank in Howell                          Michigan