Form 10-Q
period 1997-03-31
FNBH BANCORP INC
filed 1997-05-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                               -------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,575,000 shares of the Company's Common Stock (no par value) were outstanding as of March 31, 1997.

                                                               Page 1 of a Total
                                                                     of 17 Pages

                                      INDEX

                                                                            Page
                                                                          Number
Part I.   Financial Information (unaudited):

  Item 1.
  Interim Financial Statements:
  Consolidated Balance Sheet as of March 31, 1997 and Dec. 31, 1996...........4
  Consolidated Statements of Income, three months ended
  March 31, 1997 and 1996.....................................................5
  Consolidated Statements of Stockholders' Equity for three months ended March 31, 1997........................................................6
  Consolidated Statements of Cash Flows for three months ended
  March 31, 1997 and 1996.....................................................7
  Notes to Interim Consolidated Financial Statements..........................8

  Item 2.
  Management's Discussion and Analysis of
  Financial Condition and Results of Operations...............................9


Part II.  Other Information

  Item 6.....................................................................17

  Signatures.................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets                                                        March 31     December 31
                                                                                       1997            1996
Assets                                                                          (unaudited)
Cash and due from banks                                                        $  9,867,740    $  7,069,216
Federal funds sold                                                                  300,000       6,500,000
                                                                                    -------       ---------
   Total cash and cash equivalents                                               10,167,740      13,569,216

Investment securities held to maturity, net (fair value of $31,304,000
   at March 31, 1997 and $28,160,000 at Dec. 31, 1996)                           31,238,120      27,821,614
Investment securities available for sale, at fair value                          17,002,174      19,047,187
Mortgage-backed securities held to maturity, net (fair value of
   $682,000 at March 31, 1997 and $353,000 at Dec. 31, 1996)                        693,627         351,930
Mortgage-backed securities available for sale, at fair value                         33,073          35,960
                                                                                     ------          ------
      Total investment securities                                                48,966,994      47,256,691

Loans:
   Commercial                                                                    96,099,649      91,015,036
   Consumer                                                                      22,905,598      22,122,885
   Real estate mortgages                                                         22,933,739      23,402,833
                                                                                 ----------      ----------
      Total loans                                                               141,938,986     136,540,754
   Less unearned income                                                             448,955         473,311
   Less allowance for loan losses                                                 3,387,285       3,335,044
                                                                                  ---------       ---------
      Net loans                                                                 138,102,746     132,732,399

Bank premises and equipment - net                                                 4,792,244       4,818,603
Accrued interest and other assets                                                 2,987,038       2,909,324
Other real estate owned                                                             720,611         723,011
                                                                                    -------         -------
      Total assets                                                             $205,737,373    $202,009,244
                                                                               ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                 $ 35,786,835    $ 35,047,948
   NOW                                                                           22,483,257      25,145,241
   Savings and money market                                                      57,480,358      54,979,331
   Time                                                                          68,177,615      65,771,249
                                                                                 ----------      ----------
      Total deposits                                                            183,928,065     180,943,769

Accrued interest, taxes, and other liabilities                                    1,578,474       1,468,367
                                                                                  ---------       ---------
      Total liabilities                                                         185,506,539     182,412,136

Stockholders' Equity
Common stock, no par value.  Authorized 2,100,000 shares; 1,575,000
shares issued and outstanding at March 31, 1997 and Dec. 31, 1996                 5,250,000       5,250,000
Retained earnings                                                                14,970,891      14,308,934
Net unrealized gain on debt securities, net of related tax effect                     9,943          38,174
                                                                                      -----          ------
      Total stockholders' equity                                                 20,230,834      19,597,108
      Total liabilities and stockholders' equity                               $205,737,373    $202,009,244
                                                                               ============    ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                                      Three months ended March 31
                                                                               1997                    1996
Interest income:
   Interest and fees on loans                                           $ 3,299,903             $ 3,186,167
   Interest and dividends on investment securities:
      U.S. Treasury securities                                              482,544                 316,880
      Obligations of other U.S. government agencies                          38,054                  75,775
      Obligations of state and political subdivisions                       173,628                 140,966
   Interest on federal funds sold                                            51,951                  70,569
                                                                             ------                  ------
      Total interest income                                               4,046,080               3,790,357
                                                                          ---------               ---------
Interest expense:
   Interest on deposits                                                   1,480,396               1,394,514
   Other interest expense                                                         0                       0
      Total interest expense                                              1,480,396               1,394,514
                                                                          ---------               ---------
      Net interest income                                                 2,565,684               2,395,843
Provision for loan losses                                                   112,125                 112,125
                                                                            -------                 -------
      Net interest income after provision for loan losses                 2,453,559               2,283,718
                                                                          ---------               ---------
Non-interest income:
   Service charges                                                          380,200                 362,214
   Gain (loss) on sale of loans                                              37,839                  (5,574)
   Other                                                                     10,308                   5,222
                                                                             ------                   -----
      Total non-interest income                                             428,347                 361,862
                                                                            -------                 -------
Non-interest expense:
   Salaries and employee benefits                                           916,551                 821,534
   Net occupancy                                                            141,849                 112,200
   Equipment expense                                                        108,242                  98,267
   Fees                                                                      46,909                  26,114
   Printing and supplies                                                     53,781                  63,658
   Michigan Single Business Tax                                              49,000                  42,500
   Other                                                                    282,868                 232,971
                                                                            -------                 -------
      Total non-interest expense                                          1,599,200               1,397,244
                                                                          ---------               ---------
Income before federal income taxes                                        1,282,706               1,248,336
Federal income taxes                                                        384,500                 387,000
                                                                            -------                 -------
      Net income                                                        $   898,206             $   861,336
                                                                        ===========             ===========

Per share statistics*
   Net income                                                                $  .57                  $  .55
   Dividends                                                                 $  .15                  $  .12
   Book Value                                                                $12.84                  $12.44
*Based on 1,575,000 shares outstanding March 31, 1997 and 1996 respectively

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Unaudited                                               For the three months ended March 31, 1997

                                                                             Net Unrealized
                                                                                Gain on
                                                                               Securities
                                                                             Available for
                                                  Common        Retained          Sale
                                                   Stock        Earnings       Net of tax         Total
Balances at December 31, 1996                     $5,250,000    14,308,934           38,174      19,597,108

Net income                                             -           898,206                          898,206
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                            (28,231)        (28,231)
Cash dividends (15(cent)per share)                     -          (236,249)                        (236,249)

Balances at March 31, 1997                        $5,250,000    14,970,891            9,943      20,230,834
                                                  ==========    ==========             =====     ==========

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                       Three months ended March 31
                                                                                   1997            1996
Cash flows from operating activities:
   Net income                                                                   $   898,206     $   861,336
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                     112,125         112,125
      Depreciation and amortization                                                 102,191          87,788
      Net amortization on investment securities                                       9,425          12,778
      Loss on disposal of equipment                                                       0             130
      (Gain) loss on sale of loans                                                  (37,839)          5,574
      Proceeds from sale of loans                                                 3,222,628       1,819,125
      Origination of loans held for sale                                         (3,262,950)     (2,656,080)
      Increase in accrued interest income and other assets                          (75,314)       (131,984)
      Increase in accrued interest, taxes, and other liabilities                    124,687          63,115
                                                                                    -------          ------
         Net cash provided by operating activities                                1,093,159         173,907
                                                                                  ---------         -------

Cash flows from investing activities:
   Purchases of available for sale securities                                      (995,781)     (2,000,016)
   Proceeds  from maturities and calls of available for sale securities           3,000,000               0
   Proceeds from mortgage-backed securities paydowns-available for sale               2,872           3,426
   Purchases of held to maturity securities                                      (3,953,769)     (4,839,705)
   Proceeds from maturities and calls of held to maturity securities                      0       1,600,000
   Proceeds from mortgage-backed securities paydowns-held to maturity               184,140          40,584
   Net increase in loans                                                         (5,404,310)     (2,893,498)
   Capital expenditures                                                             (75,833)       (381,479)
                                                                                   --------       ---------
         Net cash used in investing activities                                   (7,242,681)     (8,470,688)
                                                                                 -----------     -----------

Cash flows from financing activities:
   Net increase in deposits                                                       2,984,296       1,815,346
   Dividends paid                                                                  (236,250)       (183,750)
                                                                                  ---------       ---------
         Net cash provided by financing activities                                2,748,046       1,631,596
                                                                                  ---------       ---------

Net decrease in cash and cash equivalents                                        (3,401,476)     (6,665,185)

Cash and cash equivalents at beginning of year                                   13,569,216      16,455,641
                                                                                 ----------      ----------

Cash and cash equivalents at end of period                                      $10,167,740     $ 9,790,456
                                                                                ===========     ===========

Supplemental disclosures:
   Interest paid                                                                $ 1,480,372     $ 1,429,709
   Loans charged off                                                                 84,360           8,231

See notes to interim consolidated financial statements

Notes to Interim Consolidated Financial Statements(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1997, and consolidated results of operations for the three months ended March 31, 1997 and 1996 and consolidated cash flows for the three months ended March 31, 1997 and 1996.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1996 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,492,000 at March 31, 1997 and $557,000 at December 31, 1996. (See Management's Discussion and Analysis of financial condition and results of operations).

6. On January 16, 1997, the Board of Directors declared a three for one stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997. The dividend was paid February 16, 1997. References to common stock and per share data have been restated for 1996 to reflect the effect of the split.

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First
National Bank in Howell (the Bank). The following is a discussion of the Company's results of operations for the three months ended March 31, 1997 and 1996, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands            First Quarter
except per share data)          1997          1996
Net income                    $  898        $  861

Net Income per Share          57(cent)      55(cent)

Net income of $898,000 for the three months ended March 31, 1997 increased 4% from the amount reported for the same period of the prior year. Contributing to the improvement in earnings was an increase of $170,000 (7%) in net interest income. This increase is the result of growth the Bank has experienced as the interest margin has declined in the last year from 5.62% in 1996 to 5.54% this year. Additionally, non-interest income increased $66,000 in the first quarter of 1997 compared to the same period last year. The increase in income would have been greater if non-interest expense had not increased $200,000 (14%).

Net Interest Income                          First Quarter
(in thousands)                             1997         1996
Interest Income                            $4,046      $3,790
Interest Expense                            1,480       1,394
                                           ------       -----
Net Interest Income                       $ 2,566      $2,396

The Company's 1997 first quarter net interest income increased $170,000. The following table illustrates some of the factors contributing to the increase in net interest income for the first quarter.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             March 31, 1997 and 1996

                                  ---------------First Quarter Averages----------------
                                                     1997                                1996
                                                     ----                                ----
                                   Average                              Average
                                   Balance       Interest     Rate      Balance       Interest      Rate
Assets:
Fed funds sold                     $    3,988    $    51.9    5.21%     $   5,318     $    70.6    5.25%
Securities:  Taxable                   35,043        520.7    5.94%        26,894         392.6    5.84%
             Tax-exempt(1)             13,005        242.9    7.47%        10,082         197.3    7.83%
Loans(2)(3)                           137,484      3,304.8    9.64%       129,455       3,190.3    9.75%
                                    ---------     --------               --------      --------
Total earning assets/total
interest income                       189,520     $4,120.3    8.71%       171,749      $3,850.8    8.88%
                                                  --------                             --------
Cash & due from banks                   7,071                               6,962
All other assets                        8,451                               7,162
Allowance for loan loss                (3,366)                             (3,147)
                                    ----------                           --------
   Total assets                      $201,676                            $182,726
                                     ========                            ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts              $  82,114     $  554.7    2.74%     $  75,335     $   540.2    2.88%
Time                                   67,090        925.7    5.60%        60,504         854.3    5.68%
Fed funds purchased                         0            0                      0             0

Total interest bearing
  liabilities/total interest
  expense                             149,204    $ 1,480.4    4.02%       135,839      $1,394.5    4.13%
                                                 ---------                             --------
expense
Non-interest bearing deposits          30,932                              27,357
All other liabilities                   1,611                               1,623
Shareholders' Equity                   19,929                              17,907
                                    ---------                            --------
Total liabilities and
   shareholders' equity              $201,676                            $182,726
                                     ========                            --------
Interest spread                                               4.69%                                4.75%
                                                              =====                                =====
Net interest income-FTE                          $ 2,639.9                            $ 2,456.3
                                                 =========                            =========
Net interest margin                                           5.54%                                5.62%
                                                              =====                                =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computation above, non-accrual loans are not included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $75,000 in 1997 and $112,000 in 1996.


Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $270,000 in the first quarter of 1997 compared to that of 1996. Income from the sale of Fed Funds declined nearly $20,000 both because average balances were $1,300,000 less than the prior year and because yields were 4 basis points lower in 1997.

In the first quarter, income on taxable securities increased approximately $130,000 both because the rate increased 10 basis points and the average balance increased $8,000,000. Income from tax-exempt securities increased $46,000 even though the yield fell 36 basis points because the average balance increased approximately $3,000,000. The increase in rates on taxable securities was primarily due to U.S. Treasury bonds which are purchased with two year maturities. The yields on the government bonds purchased this year have usually exceeded the yields on maturing bonds. On the other hand, the Company generally purchases tax-exempt bonds with ten year maturities. Rates are lower on bonds being purchased today than those earned ten years ago on the tax-exempt bonds which they are replacing.

For the first quarter of this year, tax equivalent loan interest was $100,000 higher than the same period in 1996 due to an increase in average balances exceeding $8,000,000 while rates declined 11 basis points. The growth in loans was primarily in commercial loans where average balances increased approximately $7,500,000 (9%). Average consumer loans also increased $2,300,000 (12%). A strong local economy and marketing efforts by the Bank have contributed to loan growth. Average real estate mortgage loans declined $1,800,000 (7%) due to the Bank's policy of selling fixed rate mortgage loans with fifteen year and longer maturities. The Bank retains variable rate mortgages but there has not been sufficient demand for these products to offset the run off of older mortgage loans paying down.


Interest Bearing Liabilities/Interest Expense
In the first quarter of 1997, interest expense increased approximately $86,000 due to an increase in average balances of more than $13,400,000 partially offset by a decrease in rates of 11 basis points. Savings and NOW interest expense increased $15,000 because average balances increased $6,800,000 although rates declined 14 basis points. Interest on time deposits increased $71,000 in 1997 over the prior year. Balances increased $6,600,000 but the rate paid on time deposits declined 8 basis points in the first quarter of 1997 from that of 1996. The deposit growth was principally the result of the Bank's marketing efforts to increase its share of Livingston County deposits.


Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. Throughout 1996 and the first three months of 1997 the Company's liquidity ratio exceeded 20%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over

$100,000 certificates, which amounted to approximately $12,000,000 at March 31, 1997, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. The Bank's policy requires all purchases of Fed Funds to be approved by senior management so that liquidity needs are known. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity. During the first three months of the year, the Fed Funds Sold balances averaged approximately $4,000,000.

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

Interest Rate Sensitivity
(dollars in thousands)                   0-3       4-12        1-5        5+
                                       Months     Months      Years      Years        Total
Assets:
 Loans ............................   $ 58,279   $ 29,866    $ 46,625   $  6,720    $141,490
 Securities .......................      3,500      9,509      26,846      9,112      48,967
 Fed funds ........................        300                                           300
 Other assets .....................     ______     ______      ______     14,980      14,980
   Total assets ...................   $ 62,079   $ 39,375    $ 73,471   $ 30,812    $205,737

Liabilities & Shareholders' Equity:
 Demand, Savings & NOW ............   $ 33,435   $ 12,669    $ 42,166   $ 27,524    $115,794
 Time .............................     17,257     29,891      21,023          7      68,178
 Other liabilities and equity .....     ______     ______      ______     21,765      21,765
    Total liabilities and equity ..   $ 50,692   $ 42,560    $ 63,189   $ 49,296    $205,737

Rate sensitivity gap and ratios:
   Gap for period .................   $ 11,387   $ (3,185)   $ 10,282   $(18,484)
   Cumulative gap .................     11,387      8,202      18,484

Cumulative rate sensitive ratio ...       1.22       1.09        1.12       1.00
Dec. 31, 1996 rate sensitive ratio        1.45       1.22        1.16       1.00

Given the asset sensitive position of the Bank at March 31, 1997, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $160,000, while a similar increase in rates would cause net interest income to increase by a like amount. December 31 ratios are restated to reflect the results of management's analysis of the rate sensitivity of demand, savings and NOW balances. Although these liabilities are variable rate products, some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                          First Quarter
(in thousands)                                  1997         1996
         Total                                  $112         $112
                                                ====         ====

The provision for loan losses of $112,000 remained the same for the first quarter of 1997 as it was the prior year. In March of 1997, the allowance for loan loss as a percent of loans was 2.39%, down from 2.46% a year earlier. For the first three months of 1997, the Bank had net charge offs of $60,000, compared with net recoveries of $14,000 last year. Non-accrual, past due 90 days, and renegotiated loans were 1.05% and .73% of total loans outstanding at March 31, 1997 and 1996 respectively.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $3,900,000 at March 31, 1997, compared to $820,000 at December 31, 1996, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $2,500,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectible.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $3,800,000 had specific reserves calculated in accordance with SFAS No. 114 of $600,000 at March 31, 1997.





Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at March 31, 1997 compared to December 31, 1996. The loans categorized as ninety days past due and still accruing are all well secured and in the process of collection.

Nonperforming Assets                                          Quarter Ended                Year Ended
(in thousands)                                                March 31, 1997            December 31, 1996
                                                              --------------            -----------------
Non-accrual loans                                               $1,374                        $109
90 days or more past due and still accruing                        118                         448
                                                                ------                         ---
         Total nonperforming loans                               1,492                         557
Other real estate                                                  721                         723
                                                                ------                       -----
         Total nonperforming assets                             $2,213                      $1,280

Nonperforming loans as a percent of total loans                  1.05%                        .41%
Nonperforming assets as a percent of total loans                 1.56%                        .94%
Nonperforming loans as a percent of the loan loss reserve          44%                         17%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 1997 and 1996.

                                                                      Year to date         Year to date
Loans:                                                               March 31, 1997       March 31, 1996
(dollars in thousands)
   Average daily balance of loans for the year to date                   137,484               129,455
   Amount of loans (gross) outstanding at end of the
   quarter                                                               141,490               131,202
Allowance for loan losses:
   Balance at beginning of year                                            3,335                 3,097
   Loans charged off:
      Real Estate Mortgage                                                     0                     0
      Commercial                                                              39                     0
      Consumer                                                                45                     8
         Total charge-offs                                                    84                     8
Recoveries of loans previously charged off:
      Real Estate Mortgage                                                     1                     0
      Commercial                                                              13                     0
      Consumer                                                                10                    22
         Total recoveries                                                     24                    22

Net loans charged off (recoveries)                                            60                   (14)
Additions to allowance charged to operations                                 112                   112
         Balance at end of quarter                                        $3,387                $3,223

Ratios:
  Net loans charged off (annualized) to average
  loans outstanding                                                         .17%                 (.04%)
  Allowance for loan losses to loans outstanding                           2.39%                 2.46%

Although nonperforming loans have increased in 1997 compared to the prior year, management believes it has been quite aggressive in recognizing problem loans. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. In addition, net charge offs for the Bank have been historically low.

Non-interest Income                     First Quarter
(in thousands)                        1997          1996
                                      ----          ----
Total                                 $428          $362
                                      ====          ====

Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets, increased by $66,000 (18%) in the first quarter of 1997 compared to the same period in the previous year. Service charge income increased $18,000 (5%) primarily because service charges on loans increased. Gains from loan sales increased more than $40,000 from the $5,500 loss realized in the first quarter of last year to a nearly $38,000 gain in 1997. In the first quarter of 1996, $1,800,000 mortgages were sold while $3,200,000 mortgages were sold in the first quarter of 1997.

Non-interest Expense                    First Quarter
(in thousands)                        1997         1996
Total                                $1,599       $1,397
                                     ======       ======

Non-interest expense increased $200,000 (14%) in the first quarter of 1997 compared to the same period last year. Contributing to this increase were increases of $95,000 (12%) in salaries, $30,000 (26%) in occupancy, $21,000
(80%) in fees, and $50,000 (21%) in other. Salaries increased, in part, because some officer level positions were filled and also because an analysis of jobs in the bank completed late in 1996 showed that some salary adjustments needed to be made. Occupancy costs increased due to depreciation of building renovations done at the Bank's main office and Brighton branch and due to increased cost of snow removal. Fees for services increased principally because the Bank has hired consultants for selected special projects. Other expense is higher than last year partially because the commitment the Bank makes to contribute 2% of pretax income to the communities it serves is being accrued throughout the year in 1997 rather than being expensed as incurred as it was in 1996. Further increases in salary and other expense, related to starting a trust department, are anticipated as the year progresses. The Bank has hired a trust officer and expects to have trust powers before the end of the second quarter.

Income Tax Expense                             First Quarter
(in thousands)                               1997         1996
         Total                               $385         $387
                                             ====         ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                           March 31, 1997                    December 31, 1996
                                                 --------------                    -----------------
Shareholders' Equity*                              $20,221                              $19,559
Ratio of Equity to Total Assets                      9.79%                                9.82%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $10,000 at March 31, 1997 and $38,000 at December 31, 1996.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $660,000 (3%) during the first three months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $236,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at March 31, 1997 was 14.95%, and total risk-based capital was 16.20%. At March 31, 1996 these ratios were 14.35% and 15.60% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Company's leverage ratio was 10.01% at March 31, 1997 and 9.78% in 1996. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In the coming year, the Bank will likely spend in excess of $1,000,000 on various technology needs. In addition, the Bank has received regulatory approval to establish a new branch in the northwest part of Brighton and is currently looking for a site. These projects will be financed from internally generated funds.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
       There are none applicable.

(b)  Reports on Form 8-K:
       There were no reports on Form 8-K filed during the first quarter of 1997.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer




                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer


DATE:  May 12, 1997