Form 10-Q
period 1997-06-30
FNBH BANCORP INC
filed 1997-08-11
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,575,000 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 1997.

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

    Item 1.
    Interim Financial Statements:
    Consolidated Balance Sheet as of June 30, 1997 and Dec. 31, 1996..........4
    Consolidated Statements of Income, three months ended
    June 30, 1997 and 1996, and six months ended  June 30, 1997 and 1996......5
    Consolidated Statement of Shareholders' Equity for six months ended June 30, 1997.......................................................6
    Consolidated Statements of Cash Flows for six months ended
    June 30, 1997 and 1996....................................................7
    Notes to Interim Consolidated Financial Statements........................8

    Item 2.
    Management's Discussion and Analysis of
    Financial Condition and Results of Operations.............................9


Part II.  Other Information

    Item 4...................................................................18

    Item 6...................................................................19

    Signatures...............................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets                                                        June 30          December 31
                                                                                    1997                1996
Assets                                                                           (unaudited)
Cash and due from banks                                                          $  9,823,025      $  7,069,216
Federal funds sold                                                                    200,000         6,500,000
                                                                                      -------         ---------
   Total cash and cash equivalents                                                 10,023,025        13,569,216

Investment securities held to maturity, net (fair value of $31,614,000
   at June 30, 1997 and $28,160,000 at Dec. 31, 1996)                              31,329,742        27,821,614
Investment securities available for sale, at fair value                            12,019,687        19,047,187
Mortgage-backed securities held to maturity, net (fair value of
   $666,000 at June 30, 1997 and $353,000 at Dec. 31, 1996)                           670,162           351,930
Mortgage-backed securities available for sale, at fair value                           29,587            35,960
                                                                                       ------            ------
      Total investment securities                                                  44,049,178        47,256,691

Loans:
   Commercial                                                                     100,698,073        91,015,036
   Consumer                                                                        24,379,048        22,122,885
   Real estate mortgages                                                           22,993,923        23,402,833
                                                                                   ----------        ----------
      Total loans                                                                 148,071,044       136,540,754
   Less unearned income                                                               510,115           473,311
   Less allowance for loan losses                                                   3,538,221         3,335,044
                                                                                    ---------         ---------
      Net loans                                                                   144,022,708       132,732,399

Bank premises and equipment - net                                                   4,775,804         4,818,603
Accrued interest and other assets                                                   2,869,857         2,909,324
Other real estate owned                                                               684,411           723,011
                                                                                      -------           -------
      Total assets                                                               $206,424,983      $202,009,244
                                                                                 ============      ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                   $ 36,847,866      $ 35,047,948
   NOW                                                                             21,955,397        25,145,241
   Savings and money market                                                        53,435,122        54,979,331
   Time                                                                            71,768,731        65,771,249
                                                                                   ----------        ----------
      Total deposits                                                              184,007,116       180,943,769

Accrued interest, taxes, and other liabilities                                      1,564,482         1,468,367
                                                                                    ---------         ---------
      Total liabilities                                                           185,571,598       182,412,136

Shareholders' Equity*
Common stock, no par value.  Authorized 2,100,000 shares; 1,575,000
shares issued and outstanding at June 30, 1997 and Dec. 31, 1996                    5,250,000         5,250,000
Retained earnings                                                                  15,582,862        14,308,934
Net unrealized gain on debt securities, net of related tax effect                      20,523            38,174
                                                                                       ------            ------
      Total stockholders' equity                                                   20,853,385        19,597,108
      Total liabilities and stockholders' equity                                 $206,424,983      $202,009,244
                                                                                 ============      ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY


Consolidated Statements of Income

Unaudited                                                          Three Months Ended June        Six Months Ended June
                                                                   1997            1996           1997            1996
                                                                   ----            ----           ----            ----
Interest income:
   Interest and fees on loans                                $3,510,183      $3,194,928     $6,810,086      $6,381,095
   Interest and dividends on investment securities:
      U.S. Treasury securities                                  447,105         368,965        929,649         685,845
      Obligations of other U.S. government agencies              39,732          75,037         77,786         150,812
      Obligations of state and political subdivisions           172,836         147,077        346,464         288,043
      Other securities                                            1,328           1,328          1,328           1,328
   Interest on federal funds sold                                 5,694          60,405         57,645         130,974
                                                                  -----          ------         ------         -------
      Total interest income                                   4,176,878       3,847,740      8,222,958       7,638,097
                                                              ---------       ---------      ---------       ---------

Interest expense:
   Interest on deposits                                       1,505,860       1,361,545      2,986,256       2,756,059
   Other interest expense                                        21,492             168         21,492             168
                                                                 ------             ---         ------             ---
      Total interest expense                                  1,527,352       1,361,713      3,007,748       2,756,227
                                                              ---------       ---------      ---------       ---------

      Net interest income                                     2,649,526       2,486,027      5,215,210       4,881,870

Provision for loan losses                                       112,125         112,125        224,250         224,250
                                                                -------         -------        -------         -------
      Net interest income after provision for loan losses     2,537,401       2,373,902      4,990,960       4,657,620
                                                              ---------       ---------      ---------       ---------

Non-interest income:
   Service charges                                              386,069         385,986        766,269         748,200
   Gain on sale of securities                                     1,546               0          1,546               0
   Gain on sale of loans                                         34,316          33,979         72,155          28,405
   Other                                                          8,946          76,892         19,254          82,114
                                                                  -----          ------         ------          ------
      Total non-interest income                                 430,877         496,857        859,224         858,719
                                                                -------         -------        -------         -------

Non-interest expense:
   Salaries and employee benefits                               895,682         823,204      1,812,233       1,644,738
   Net occupancy                                                129,578         129,463        271,427         241,663
   Equipment expense                                            109,638         105,703        217,880         203,970
   Fees                                                         143,021          59,720        189,930          59,720
   Printing and supplies                                         67,933          41,619        121,714          97,018
   Michigan Single Business Tax                                  39,100          34,500         88,100          77,000
   Other                                                        382,104         269,428        664,972         536,772
                                                                -------         -------        -------         -------
      Total non-interest expense                              1,767,056       1,463,637      3,366,256       2,860,881
                                                              ---------       ---------      ---------       ---------

Income before federal income taxes                            1,201,222       1,407,122      2,483,928       2,655,458

Federal income taxes                                            353,000         428,000        737,500         815,000
                                                                -------         -------        -------         -------

      Net income                                             $  848,222      $  979,122     $1,746,428      $1,840,458
                                                             ==========      ==========     ==========      ==========

Per share statistics*
   Net income                                                    $  .54            $.62          $1.11           $1.17
   Dividends                                                     $  .15            $.12           $.30          $  .25
   Book Value                                                    $13.24          $12.00         $13.24          $12.00

*Based on 1,575,000 shares outstanding in all time periods.
See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity
Unaudited
                                                                 For the six months ended June 30, 1997

                                                                                 Net Unrealized
                                                                                     Gain on
                                                                                   Securities
                                                                                  Available for
                                                    Common         Retained           Sale
                                                    Stock          Earnings        Net of tax           Total
Balances at December 31, 1996                       $5,250,000      14,308,934        38,174            19,597,108

Net income                                                           1,746,428                           1,746,428
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                             (17,651)              (17,651)
Cash dividends (30(cent)per share)                                    (472,500)                           (472,500)

Balances at June 30, 1997                           $5,250,000      15,582,862        20,523            20,853,385
                                                    ==========      ==========        ======            ==========

See notes to interim consolidated financial statements

                                    FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                              Six months ended June 30
                                                                                        1997              1996
                                                                                        ----              ----
Cash flows from operating activities:
   Net income                                                                    $  1,746,428       $ 1,840,458

   Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses                                                       224,250           224,250
      Depreciation and amortization                                                   208,695           183,928
      Net amortization on investment securities                                        18,330            26,601
      Loss on disposal of equipment                                                       718               130
      Gain on sale of loans                                                           (72,155)          (28,405)
      Gain on sale of securities                                                       (1,546)                0
      Proceeds from sale of loans                                                   4,825,189         6,039,804
      Origination of loans held for sale                                           (4,784,694)       (6,162,244)
      (Increase) decrease in accrued interest income and other assets                  78,067           (74,329)
      Increase (decrease) in accrued interest, taxes, and other liabilities           105,215          (120,692)
                                                                                      -------
         Net cash provided by operating activities                                  2,348,497         1,929,501
                                                                                    ---------         ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                        (995,781)       (4,972,305)
   Proceeds from sales of available for sale securities                             4,001,563                 0
   Proceeds  from maturities and calls of available for sale securities             4,000,000         1,000,000
   Proceeds from mortgage-backed securities paydowns-available for sale                 6,372             6,372
   Purchases of held to maturity securities                                        (4,555,522)       (7,719,546)
   Proceeds from maturities and calls of held to maturity securities                  500,000         3,970,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                 207,347            69,788
   Net increase in loans                                                          (11,482,899)          (62,210)
   Capital expenditures                                                              (166,615)         (544,673)
                                                                                    ---------         ---------
         Net cash used in investing activities                                     (8,485,535)       (8,252,574)
                                                                                  -----------       -----------

Cash flows from financing activities:
   Net increase in deposits                                                         3,063,347         5,661,348
   Dividends paid                                                                    (472,500)         (393,750)
                                                                                    ---------         ---------
         Net cash provided by financing activities                                  2,590,847         5,267,598
                                                                                    ---------         ---------

Net decrease in cash and cash equivalents                                          (3,546,191)       (1,055,475)

Cash and cash equivalents at beginning of year                                     13,569,216        16,455,641
                                                                                   ----------        ----------

Cash and cash equivalents at end of period                                        $10,023,025       $15,400,166
                                                                                  ===========       ===========

Supplemental disclosures:
   Interest paid                                                                  $ 2,949,393       $ 2,760,696
   Federal income taxes paid                                                          600,000           781,000
   Loans transferred from other real estate                                            38,600            45,688
   Loans charged off                                                                   95,899            48,916

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1997, and consolidated results of operations for the three months and six months ended June 30, 1997 and 1996 and consolidated cash flows for the six months ended June 30, 1997 and 1996.

2. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1996 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $2,091,000 at June 30, 1997 and $557,000 at December 31, 1996. (See Management's Discussion and Analysis of financial condition and results of operations).

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

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First
National Bank in Howell (the Bank). The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 1997 and 1996, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                      Second Quarter                            Year-to-Date
except per share data)                      1997         1996                         1997      1996
                                            ----         ----                         ----      ----
Net income                                  $848         $979                         $1,746    $1,840

Net Income per Share                        $.54         $.62                          $1.11     $1.17

Net income for the three  months  ended June 30,  1997  decreased  approximately
$130,000 (13%) from the amount reported for the second quarter of the prior year. For the quarter, net interest income increased $164,000 (7%). However, non-interest income decreased $66,000 (13%) and non-interest expense increased $303,000 (21%), while federal tax accruals decreased $75,000 (18%). Net income for the first half of the year decreased $94,000 (5%) compared to the same period last year. Contributing to this decrease was an increase of $505,000 (8%) in non-interest expense offset by an increase of $333,000 (7%) in net interest income and a decrease in federal tax accruals of $77,000 (10%).

Net Interest Income                                Second Quarter                            Year-to-Date
(in thousands)                                    1997         1996                        1997        1996
                                                  ----         ----                        ----        ----
Interest Income                                   $4,177       $3,848                     $8,223     $7,638
Interest Expense                                   1,527        1,362                      3,008      2,756
                                                  ------        -----                      -----       ----
Net Interest Income                              $ 2,650       $2,486                     $5,215     $4,882

The Company's 1997 second quarter net interest income increased $164,000 (7%) when compared with the same period in the prior year, while net interest income for the year to date was $333,000 (7%) higher than that of 1996. The following table illustrates some of the factors contributing to the increase in net interest income for the period and for the year to date.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             June 30, 1997 and 1996

                                                 ---------------Second Quarter Averages----------------

                                                       1997                                    1996
                                                       ----                                    ----
                                          Average                                  Average
                                          Balance       Interest       Rate        Balance       Interest       Rate
Assets:
Fed funds sold                           $    422       $    5.7      5.35%      $   4,584      $    60.4      5.27%
Securities:  Taxable                       32,724          488.1      5.97%         30,355          445.3      5.87%
                   Tax-exempt(1)           13,074          240.9      7.37%         10,716          206.2      7.70%
Loans(2)(3)                               145,205        3,587.6      9.77%        128,943        3,198.3      9.92%
                                          -------        -------                   -------        -------
Total earning assets/total
interest income                           191,425       $4,322.3      8.95%        174,598       $3,910.2      8.96%
                                                        --------                                 --------
Cash & due from banks                       7,458                                    7,268
All other assets                            8,349                                    7,221
Allowance for loan loss                    (3,471)                                  (3,254)
                                         --------                                 --------
   Total assets                          $203,761                                 $185,833
                                         ========                                 ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $  76,848      $   515.8      2.69%      $  73,529      $   498.2      2.71%
Time                                       70,008          990.1      5.67%         62,164          863.3      5.55%
Fed funds purchased                         1,493           21.5      5.69%             12             .2      5.56%
                                         --------       ---------                ---------        -------
Total interest bearing
liabilities/total interest expense        148,349      $ 1,527.4      4.13%        135,705       $1,361.7      4.01%
                                                       ---------                                 --------
Non-interest bearing deposits              33,239                                   29,908
All other liabilities                       1,527                                    1,599
Shareholders' Equity                       20,646                                   18,621
                                          -------                                  -------
Total liabilities and
   shareholders' equity                  $203,761                                 $185,833
                                         ========                                 --------
Interest spread                                                       4.82%                                    4.95%
                                                                      =====                                    =====
Net interest income-FTE                                $ 2,794.9                                $ 2,548.5
                                                       =========                                =========
Net interest margin                                                   5.75%                                    5.84%
                                                                      =====                                    =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $72,000 in 1997 and $126,000 in 1996.

                                                     ----------------Year to Date Averages-----------------

                                                         1997                                  1996
                                                         ----                                  ----
                                          Average                                  Average
                                          Balance       Interest       Rate        Balance      Interest        Rate
Assets:
Fed. funds sold                        $    2,195    $      57.6      5.22%   $      4,951   $     131.0       5.23%
Securities:  Taxable                       33,874        1,008.8      5.96%         28,625         838.0       5.61%
                   Tax-exempt(1)           13,040          483.7      7.42%         10,399         403.5       7.76%
Loans(2)(3)                               141,366        6,820.1      9.63%        129,199       6,388.5       9.80%
                                          -------      ---------                  --------      --------
Total earning assets/total
interest income                           190,475      $ 8,370.2      8.77%        173,174      $7,761.0       8.90%
                                                       ---------                                --------
Cash & due from banks                       7,266                                    7,115
All other assets                            8,411                                    7,183
Allowance for loan loss                    (3,419)                                  (3,200)
                                          -------                                   ------
   Total assets                          $202,733                               $  184,272
                                         ========                               ==========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                   $ 79,466    $   1,070.5      2.72%     $   74,432     $ 1,038.5       2.79%
Time                                       68,557        1,915.7      5.64%         61,334       1,717.5       5.60%
Fed Funds Purchased                           751           21.5      5.69%              6            .2       5.56%
                                        ---------      ---------                 ---------      --------
Total interest bearing
liabilities/total interest expense        148,774    $   3,007.7      4.08%        135,772      $2,756.2       4.08%
                                                       ---------                                --------
Non-interest bearing deposits              32,092                                   28,604
All other liabilities                       1,673                                    1,603
Shareholders' Equity                       20,194                                   18,293
                                         --------                                ---------
Total liabilities and
  shareholders' equity                   $202,733                                $ 184,272
                                         ========                                =========
Interest spread                                                       4.69%                                    4.82%
                                                                      =====                                    =====
Net interest income-FTE                               $  5,362.5                                $5,004.8
                                                      ==========                                ========
Net interest margin                                                   5.59%                                    5.69%
                                                                      =====                                    =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $147,000 in 1997 and $238,000 in 1996


Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $412,000 in the second quarter of 1997 compared to that of 1996. In the second quarter of the year, income on Fed Funds was $55,000 less than the same period in 1996, in spite of an increase in rates of 8 basis points, because average balances were $4,200,000 lower. For the year, income on Fed Funds was $73,000 less than 1996 because average balances were $2,800,000 lower. Rates were nearly identical.

In the second quarter, income on taxable securities increased approximately $43,000 both because the rate increased 10 basis points and the average balance increased $2,400,000. Income from tax-exempt securities increased $35,000 even though the yield fell 33 basis points because the average balance increased by approximately $2,400,000. For the first six months of the year, income on taxable securities increased $171,000 over the prior year both due to a 35 basis point increase in rates and a $5,200,000 increase in average balances. Income on tax-exempt securities was $80,000 higher than the first half of 1996. Rates declined 34 basis points while average balances increased $2,600,000.

In the second quarter of this year, tax equivalent loan interest was $398,000 higher than the same period in 1996 due to an increase in average balances exceeding $16,000,000 while rates declined 15 basis points. The growth in loans was principally in the commercial sector. The decline in mortgage loan balances was the result of the Bank's policy of selling fixed rate mortgage loans with fifteen year and longer maturities. The Bank retains variable rate mortgages but there has not been sufficient demand for these products to offset the run off of older mortgage loans paying down. For the first half of the year, loan interest income increased $430,000, with average balances up $12,000,000 while yields declined 17 basis points.

Interest Bearing Liabilities/Interest Expense
In the second quarter of 1997, interest expense increased $166,000 both due to an increase in rates of 12 basis points and an increase in average balances of $12,600,000. Savings and NOW interest expense increased $18,000 because balances increased $3,300,000 although rates declined 2 basis points. Interest on time deposits increased $127,000 in 1997 over the prior year. Balances increased $7,800,000 and the rate paid on time deposits increased 12 basis points in the second quarter of 1997 compared to that of 1996. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston
County deposits. The increase in rates on certificates reflects prevailing trends in the market. Average Fed Funds purchased in the second quarter of this year exceeded last year by approximately $1,500,000.

In the first half of the year, interest expense was approximately $250,000 higher than 1996 due to average balances of interest bearing liabilities increasing $13,000,000. The average rate paid in the first half of 1997 was the same as 1996. Savings and NOW interest expense increased $32,000 because balances increased $5,000,000 although the interest rate declined 7 basis points. Interest on time deposits increased $198,000 because the balance increased $7,200,000 and the rate increased 4 basis points. Fed Fund Purchased interest increased $21,000 because the balance increased $745,000 and the rate increased 13 basis points.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. Throughout 1996 and the first half of 1997 the Company's liquidity ratio exceeded 20%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $12,900,000 at June 30, 1997, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. The Bank's policy requires all purchases of Fed Funds to be approved by senior management so that liquidity needs are known. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity. In April of this year, the Bank sold $4,000,000 in Treasury securities to meet liquidity needs. The Bank has also had to borrow more this year as loan demand has exceeded deposit growth. During the first half of the year, Fed Funds Purchased balances averaged $751,000 while Fed Funds Sold balances averaged $2,200,000.

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

Interest Rate Sensitivity
(dollars in thousands)                            0-3            4-12            1-5            5+
                                                 Months         Months          Years         Years          Total
Assets:
   Loans.....................................    $56,404        $29,688        $53,719       $ 5,909       $145,720
   Securities................................      1,000         13,648         20,250         8,989         43,887
   Fed funds.................................        200                                                        200
   Other assets..............................                                                 16,618         16,618

      Total assets...........................    $57,604        $43,336        $73,969       $31,516       $206,425

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW.....................    $29,483        $12,857        $42,521       $27,405       $112,266
   Time......................................     18,070         32,870         20,828             1         71,769
   Other liabilities and equity..............                                                 22,390         22,390

      Total liabilities and equity...........    $47,553        $45,727        $63,349       $49,796       $206,425

Rate sensitivity gap and ratios:
   Gap for period............................    $10,051       $ (2,391)       $10,620     $ (18,280)
   Cumulative gap............................     10,051          7,660         18,280

Cumulative rate sensitive ratio..............       1.21           1.08           1.12          1.00
Dec. 31, 1996 rate sensitive ratio...........       1.45           1.22           1.16          1.00

Given the asset sensitive position of the Bank at June 30, 1997, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $150,000, while a similar increase in rates would cause net interest income to increase by a like amount. In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                         Second Quarter                              Year-to-Date
(in thousands)                                   1997         1996                          1997        1996
                                                 ----         ----                          ----        ----
         Total                                   $112         $112                          $224        $224
                                                 ====         ====                          ====        ====

The provision for loan losses of $112,000 remained the same for the second quarter of 1997 as it was the prior year. Year to date the provision has also remained the same at $224,000. In June of 1997, the allowance for loan loss as a percent of loans was 2.39%, compared to 2.59% a year earlier. For the first six months of 1997, the Bank had net charge offs of $21,000, compared with net charge offs of $6,000 last year. Non-accrual, past due 90 days, and renegotiated loans were 1.41% and .76% of total loans outstanding at June 30, 1997 and 1996 respectively.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $3,800,000 at June 30, 1997, compared to $820,000 at December 31, 1996 and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and, at June 30, 1997, an additional $2,000,000 of commercial loans separately identified as impaired. The increase in impaired loans is primarily due to problem loans with two large creditors. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectible.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $3,700,000 had specific reserves calculated in accordance with SFAS No. 114 of $600,000 at June 30, 1997.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at June 30, 1997 compared to December 31, 1996. The loans categorized as ninety days past due are all well secured and in the process of collection.

Nonperforming Assets                                                  Quarter Ended            Year Ended
(in thousands)                                                        June 30, 1997        December 31, 1996
                                                                      -------------        -----------------
Non-accrual loans                                                         $2,016                 $109
90 days or more past due and still accruing                                   75                  448
                                                                         -------                 ----
         Total nonperforming loans                                         2,091                  557
Other real estate                                                            684                  723
                                                                         -------                -----
         Total nonperforming assets                                       $2,775               $1,280

Nonperforming loans as a percent of total loans                             1.41%                 .41%
Nonperforming assets as a percent of total loans                            1.87%                 .94%
Nonperforming loans as a percent of the loan loss reserve                     59%                  17%

The reduction in Other Real Estate was the result of selling some of the assets related to the property that had been foreclosed. Sale of the assets is continuing and should conclude by the end of the third quarter.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 1997 and 1996.

                                                                          Year to date           Year to date
Loans:   (dollars in thousands)                                           June 30, 1997          June 30, 1996
   Average daily balance of loans for the year to date                    141,366                128,943
   Amount of loans (gross) outstanding at end of the
   quarter                                                                148,071                128,125
Allowance for loan losses:
   Balance at beginning of year                                             3,335                  3,097
   Loans charged off:
      Real estate                                                               0                      0
      Commercial                                                               44                     32

      Consumer                                                                 52                     17
                                                                               --                     --
         Total charge-offs                                                     96                     49

   Recoveries of loans previously charged off:
      Real estate                                                              33                      0
      Commercial                                                               24                     11
      Consumer                                                                 18                     31
                                                                               --                     --
         Total recoveries                                                      75                     42

Net loans charged off                                                          21                      7
Additions to allowance charged to operations                                  224                    224
                                                                             ----                    ---
         Balance at end of quarter                                         $3,538                 $3,314

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                         .03%                   .01%
   Allowance for loan losses to loans outstanding                            2.39%                  2.59%

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

Non-interest Income           Second Quarter                 Year-to-Date
(in thousands)                1997      1996                1997      1996
                              ----      ----                ----      ----
Total                         $431      $497                $859      $859
                              ====      ====                ====      ====

Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, decreased by $66,000 (13%) in the second quarter of 1997 compared to the same period in the previous year. The only category to show a significant change in the second quarter was "Other Income" which declined $68,000 from the previous year. In 1996 other income included a $70,000 gain from the sale of other real estate.

For the year, non-interest income was unchanged. Service charge income was approximately $20,000 higher than the previous year and the gain from loan sales has increased $45,000 in 1997. Other income has declined $63,000 for the year as noted above.

Non-interest Expense          Second Quarter                 Year-to-Date
(in thousands)                1997      1996                1997      1996
                              ----      ----                ----      ----
Total                         $1,767    $1,464              $3,366    $2,861
                              ======    ======              ======    ======

Non-interest expense increased $300,000 (21%) in the second quarter of 1997 compared to the same period last year. Contributing to this increase was an increase of $70,000 in salaries and benefits expense and a $230,000 increase in other expense. Salaries increased, in part, because an analysis of jobs in the Bank completed late in 1996 showed that some salary adjustments needed to be made. In addition, a Trust Officer was hired in April and the accrual for medical benefits was $40,000 higher in the second quarter of 1997 compared to last year. Legal fees increased $35,000 for the quarter due to costs of working out some problem loans and disposing of Other Real Estate. Taxes associated with the Other Real Estate boosted ORE expense by nearly $30,000 this quarter. Fees for services were $80,000 higher in the second quarter of 1997 than the previous year's second quarter principally because the Bank has hired consultants for selected special projects. These costs or similar costs are expected to continue throughout the year. Management is committed to investing resources in initiatives that will keep the Bank competitive in the future.

For the year non-interest expense was $505,000 (18%) higher than 1996. In spite of the increase in non-interest expense, the Bank was able to achieve an efficiency ratio of 54%.

The Bank anticipates additional expenses later this year, and into 1998, as some additional start up costs for the trust department and expenses related to the Bank's Year 2000 project are incurred. The Bank is highly dependent on technology and several applications are dependent on the software's ability to make the transition to the year 2000. The Bank has hired a consultant to recommend actions related to year 2000 compliance. A committee is implementing these steps at this time. It is anticipated that the cost of the consultant will be approximately $20,000. Other out of pocket expenses are not anticipated to be significant unless the Bank needs to make software changes which could result in major capital outlays.

Income Tax Expense            Second Quarter                 Year-to-Date
(in thousands)                1997      1996                1997      1996
                              ----      ----                ----      ----
         Total                $353      $428                $738      $815
                              ====      ====                ====      ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. The decrease of $75,000 in the second quarter tax accrual and $77,000 in the year to date tax accrual was principally the result of declining income.

Capital (in thousands)                             June 30, 1997                                  December 31, 1996
Shareholders' Equity*                              $20,833                                        $19,559
Ratio of Equity to Total Assets                      10.09%                                          9.68%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $21,000 at June 30, 1997 and $38,000 at December 31, 1996.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $1,270,000 (6.5%) during the first half of the year. This increase was the result of net income earned by the company reduced by dividends paid of $472,500.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at June 30, 1997 was 14.56%, and total risk-based capital was 15.81%. At June 30, 1996 these ratios were 15.20% and 16.45% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Company's leverage ratio was 10.20% at June 30, 1997 and 10.15% in 1996. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

The Bank is committed to spending in excess of $1,000,000 on various technology improvements. In addition, the Bank has received regulatory approval to establish a new branch in the northwest part of Brighton and is currently looking for a site. The projects mentioned above will be financed from internally generated funds.


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The registrant's annual meeting of shareholders was held on April 23, 1997. The shareholders voted on the election of directors.

Votes were cast as follows for the five nominees for the office of director.

Term expiring in 1999:
                                    Shares voted for        Shares voted against
         R. Michael Yost               1,120,762                     2,475

Term expiring in 2000:

         Gary R. Boss                  1,121,914                     1,323
         Peter H. Burgher              1,122,097                     1,140
         Donald K. Burkel              1,122,190                     1,047
         Harry E. Griffith             1,122,442                       795

Additionally, the following directors continue in office.

Term expiring in 1998:
         Rebecca S. English
         W. Rickard Scofield
         Roy A. Westran
         Barbara D. Martin

Term expiring in 1999:
         S.W. Itsell
         Dona Scott Laskey
         Charles N. Holkins

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
      There are none applicable.

(b) Reports on Form 8-K:
      There were no reports on Form 8-K filed during the second quarter of 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer




                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer





DATE:  August 7, 1997