Form 10-Q
period 1997-09-30
FNBH BANCORP INC
filed 1997-11-14
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,575,000 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 1997.

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

Item 1.
Interim Financial Statements:
Consolidated Balance Sheet as of Sept. 30, 1997 and Dec. 31, 1996..............4
Consolidated Statements of Income, three months ended
Sept. 30, 1997 and 1996, and nine months ended Sept. 30, 1997 and 1996.........5
Consolidated Statement of Shareholders' Equity for nine months ended September 30, 1997.......................................................6
Consolidated Statements of Cash Flows for nine months ended
September 30, 1997 and 1996....................................................7
Notes to Interim Consolidated Financial Statements.............................8

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations..................................9


Part II. Other Information

Item 6........................................................................19

Signatures....................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets                                               September 30    December 31
                                                                            1997           1996
                                                                           (unaudited)
Assets
Cash and due from banks                                                   $  8,363,236   $  7,069,216
Federal funds sold                                                           2,900,000      6,500,000
                                                                          ------------   ------------
   Total cash and cash equivalents                                          11,263,236     13,569,216

Investment securities held to maturity, net (fair value of $31,732,000
   at September 30, 1997 and $28,160,000 at Dec. 31, 1996)                  31,424,733     27,821,614
Investment securities available for sale, at fair value                     11,031,250     19,047,187
Mortgage-backed securities held to maturity, net (fair value of
   $636,000 at September 30, 1997 and $353,000 at Dec. 31, 1996)               636,875        351,930
Mortgage-backed securities available for sale, at fair value                    27,403         35,960
                                                                          ------------   ------------
      Total investment securities                                           43,120,261     47,256,691
Loans:
   Commercial                                                              108,231,084     91,015,036
   Consumer                                                                 25,889,782     22,122,885
   Real estate mortgages                                                    23,900,464     23,402,833
                                                                          ------------   ------------
      Total loans                                                          158,021,330    136,540,754
   Less unearned income                                                        595,569        473,311
   Less allowance for loan losses                                            3,539,911      3,335,044
                                                                          ------------   ------------
      Net loans                                                            153,885,850    132,732,399
Bank premises and equipment - net                                            4,757,360      4,818,603
Accrued interest and other assets                                            2,900,446      2,909,324
Other real estate owned                                                              0        723,011
                                                                          ------------   ------------
      Total assets                                                        $215,927,153   $202,009,244
                                                                          ============   ============
Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                            $ 40,947,578   $ 35,047,948
   NOW                                                                      22,007,967     25,145,241
   Savings and money market                                                 55,869,559     54,979,331
   Time                                                                     73,893,167     65,771,249
                                                                          ------------   ------------
      Total deposits                                                       192,718,271    180,943,769
Accrued interest, taxes, and other liabilities                               1,622,601      1,468,367
                                                                          ------------    -----------
      Total liabilities                                                    194,340,872    182,412,136

Shareholders' Equity*
Common stock, no par value.  Authorized 2,100,000 shares; 1,575,000
shares issued and outstanding at September 30, 1997 and Dec. 31, 1996 .      5,250,000      5,250,000
Retained earnings                                                           16,309,422     14,308,934
Net unrealized gain on debt securities, available for sale, net of  tax         26,859         38,174
                                                                          ------------   ------------
      Total stockholders' equity                                            21,586,281     19,597,108
      Total liabilities and stockholders' equity                          $215,927,153   $202,009,244
                                                                          ============   ============
   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                    Three Months Ended Sept.     Nine Months Ended Sept.
                                                                   1997          1996          1997          1996
Interest income:
   Interest and fees on loans                               $ 3,759,274   $ 3,246,187   $10,569,360   $ 9,627,282
   Interest and dividends on investment securities:
      U.S. Treasury securities                                  426,306       474,635     1,355,955     1,160,480
      Obligations of other U.S. government agencies              26,216        59,806       104,002       210,618
      Obligations of state and political subdivisions           175,115       154,608       521,579       442,651
      Other securities                                                0             0         1,328         1,328
   Interest on federal funds sold                                19,603        82,248        77,248       213,222
                                                              ---------     ---------    ----------    ----------
      Total interest income                                   4,406,514     4,017,484    12,629,472    11,655,581
                                                              =========     =========    ==========    ==========
Interest expense:
   Interest on deposits                                       1,602,965     1,437,865     4,589,221     4,193,924
   Other interest expense                                        13,417             0        34,909           168
                                                              ---------     ---------     ---------     ---------
      Total interest expense                                  1,616,382     1,437,865     4,624,130     4,194,092
                                                              =========     =========     =========     =========
      Net interest income                                     2,790,132     2,579,619     8,005,342     7,461,489
Provision for loan losses                                       112,125       112,125       336,375       336,375
                                                               ---------     ---------     ---------     ---------
      Net interest income after provision for loan losses     2,678,007     2,467,494     7,668,967     7,125,114
                                                              =========     =========     =========     =========
Non-interest income:
   Service charges                                              405,364       372,839     1,171,633     1,121,039
   Gain on sale of loans                                         40,912        36,096       113,067        64,501
   Other                                                         89,474        10,857       110,274        92,971
                                                                 ------        ------       -------        ------
      Total non-interest income                                 535,750       419,792     1,394,974     1,278,511
                                                                =======       =======     =========     =========
Non-interest expense:
   Salaries and employee benefits                             1,036,621       824,221     2,848,854     2,468,959
   Net occupancy                                                133,494       130,853       404,921       372,516
   Equipment expense                                            118,063       115,875       335,943       319,845
   Fees                                                          69,244        93,373       259,174       153,093
   Printing and supplies                                         53,662        52,483       175,376       167,357
   Michigan Single Business Tax                                  54,000        49,000       142,100       126,000
   Other                                                        376,363       333,650     1,041,335       852,566
                                                                -------       -------     ---------       -------
      Total non-interest expense                              1,841,447     1,599,455     5,207,703     4,460,336
                                                              =========     =========     =========     =========
Income before federal income taxes                            1,372,310     1,287,831     3,856,238     3,943,289

Federal income taxes                                            409,500       394,500     1,147,000     1,209,500
                                                              ---------     ---------    ----------    ----------
      Net income                                            $   962,810   $   893,331   $ 2,709,238   $ 2,733,789
                                                            ===========   ===========   ===========   ===========
Per share statistics*
   Net income                                               $       .61   $       .57   $      1.72   $      1.74
   Dividends                                                $       .15   $       .13   $       .45   $       .38

*Based on 1,575,000 shares outstanding in all time periods.
See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity
Unaudited                           For the nine months ended September 30, 1997

                                                                             Net Unrealized
                                                                                Gain on
                                                                               Securities
                                                                             Available for
                                                  Common        Retained         Sale
                                                   Stock        Earnings       Net of tax        Total
Balances at December 31, 1996 ..............   $ 5,250,000     14,308,934         38,174     19,597,108
Net income .................................                    2,709,238                     2,709,238
Change in unrealized gain on debt securities
   available for sale, net of tax effect ...                                     (11,315)       (11,315)
Cash dividends (45 (cents) per share) ......                     (708,750)                     (708,750)
Balances at September 30, 1997 .............   $ 5,250,000     16,309,422         26,859     21,586,281
                                               ===========     ==========         ======     ==========

See notes to interim consolidated financial statements

                                   FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Unaudited                                                                             Nine months ended Sept. 30
                                                                                         1997              1996
Cash flows from operating activities:
   Net income                                                                      $  2,709,238    $  2,733,789
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Provision for loan losses                                                         336,375         336,375
      Depreciation and amortization                                                     322,468         287,938
      Net amortization on investment securities                                          27,113          40,261
      Loss on disposal of equipment                                                         718             130
      Gain on sale of loans                                                            (113,067)        (67,395)
      Gain on sale of securities                                                         (1,546)              0
      Proceeds from sale of loans                                                     7,490,568       7,857,402
      Origination of loans held for sale                                             (7,737,344)     (7,844,971)
      (Increase) decrease in accrued interest income and other assets                   731,888        (189,055)
      Increase (decrease) in accrued interest, taxes, and other liabilities             160,134         (69,261)

         Net cash provided by operating activities                                    3,926,545       3,085,213

Cash flows from investing activities:
   Purchases of available for sale securities                                          (995,781)     (9,979,017)
   Proceeds from sales of available for sale securities                               4,001,562               0
   Proceeds  from maturities and calls of available for sale securities               5,000,000       1,000,000
   Proceeds from mortgage-backed securities paydowns-available for sale                   8,702          15,299
   Purchases of held to maturity securities                                          (4,661,189)    (14,728,606)
   Proceeds from maturities and calls of held to maturity securities                    500,000      10,120,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                   240,355         103,561
   Net increase in loans                                                            (21,129,983)     (4,406,112)
   Capital expenditures                                                                (261,943)       (738,236)

         Net cash used in investing activities                                      (17,298,277)    (18,613,111)

Cash flows from financing activities:
   Net increase in deposits                                                          11,774,502      12,327,183
   Dividends paid                                                                      (708,750)       (603,750)

         Net cash provided by financing activities                                   11,065,752      11,723,433

Net decrease in cash and cash equivalents                                            (2,305,980)     (3,804,465)

Cash and cash equivalents at beginning of year                                       13,569,216      16,455,641

Cash and cash equivalents at end of period                                         $ 11,263,236    $ 12,651,176

Supplemental disclosures:
   Interest paid                                                                   $  4,539,687    $  4,211,763
   Federal income taxes paid                                                          1,140,000       1,265,000
   Loans charged off                                                                    219,294         125,374

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1997, and consolidated results of operations for the three months and nine months ended September 30, 1997 and 1996 and consolidated cash flows for the nine months ended September 30, 1997 and 1996.

2. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1996 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,511,000 at September 30, 1997 and $557,000 at December 31, 1996. (See Management's Discussion and Analysis of financial condition and results of operations).

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

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First
National Bank in Howell (the Bank). The following is a discussion of the Company's results of operations for the three months and nine months ended September 30, 1997 and 1996, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                      Third Quarter                      Year-to-Date
except per share data)                     1997         1996                    1997      1996
Net income                                $963          $893                $2,709       $2,734
Net Income per Share                     $ .61         $ .57                 $1.72        $1.74

Net income for the three months ended September 30, 1997 increased approximately $70,000 (8%) from the amount reported for the third quarter of the prior year. For the quarter, net interest income increased $210,000 (8%) and non-interest income increased $116,000 (28%). However, non-interest expense increased $242,000 (15%) and federal tax accruals increased $15,000 (4%). Net income for the first nine months of the year decreased $25,000 (1%) compared to the same period last year. Contributing to thi decrease was an increase of $747,000 (17%) in non-interest expense offset by an increase of $544,000 (7%) in net interest income, an increase of $116,000 (9%) in non-interest income, and a decrease in federal tax accruals of $63,000 (5%).

Net Interest Income                                  Third Quarter                    Year-to-Date
-------------------
(in thousands)                                        1997         1996              1997        1996
Interest Income                                   $4,406       $4,018            $12,629     $11,656
Interest Expense                                   1,616        1,438              4,624       4,194
                                                 -------        -----              -----       -----
Net Interest Income                              $ 2,790       $2,580             $8,005      $7,462

The Company's 1997 third quarter net interest income increased $210,000 (8%) when compared with the same period in the prior year, while net interest income for the year to date was $544,000 (7%) higher than that of 1996. The following table illustrates some of the factors contributing to the increase in net interest income for the period and for the year to date.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                           September 30, 1997 and 1996

                                                     ---------------Third Quarter Averages----------------
                                                       1997                                    1996
                                                       ----                                    ----
                                          Average                                  Average
                                          Balance       Interest       Rate        Balance       Interest       Rate
Assets:
Fed funds sold                          $   1,450       $   19.6      5.29%      $   6,340      $    82.2      5.07%
Securities:  Taxable                       30,368          452.5      5.96%         35,454          534.4      6.03%
                   Tax-exempt(1)           13,289          243.3      7.32%         11,415          216.3      7.58%
Loans(2)(3)                               152,146        3,763.7      9.68%        129,975        3,250.8      9.79%
                                        ---------       --------                  --------       --------
Total earning assets/total
interest income                           197,253       $4,479.1      8.89%        183,184       $4,083.7      8.76%
                                                        --------                                 --------
Cash & due from banks                       7,776                                    7,165

All other assets                            7,747                                    7,391
Allowance for loan loss                    (3,585)                                  (3,342)
                                      -----------                              -----------
   Total assets                          $209,191                                 $194,398
                                         ========                                 ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $  77,202      $   550.4      2.83%      $  76,794      $   533.6      2.76%
Time                                       72,376        1,052.6      5.77%         64,249          904.3      5.60%
Fed funds purchased                           922           13.4      5.69%              0              0
                                      -----------  --------------            -------------   ------------
Total interest bearing
liabilities/total interest expense        150,500      $ 1,616.4      4.26%        141,043       $1,437.9      4.06%
                                                       ---------                                 --------
Non-interest bearing deposits              35,543                                   32,391
All other liabilities                       1,815                                    1,640
Shareholders' Equity                       21,333                                   19,324
                                       ----------                               ----------
Total liabilities and
   shareholders' equity                  $209,191                                 $194,398
                                         ========                                 --------
Interest spread                                                       4.63%                                    4.70%
                                                                      =====                                    =====
Net interest income-FTE                                $ 2,862.7                                $ 2,645.8
                                                       =========                                =========
Net interest margin                                                   5.67%                                    5.64%
                                                                      =====                                    =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $106,500 in 1997 and $124,000 in 1996.

                                                   ----------------Year to Date Averages-----------------
                                                         1997                                  1996
                                                         ----                                  ----
                                          Average                                  Average
                                          Balance       Interest       Rate        Balance      Interest        Rate
Assets:
Fed. funds sold                        $    1,944    $      77.2      5.24%   $      5,417   $     213.2       5.17%
Securities:  Taxable                       32,693        1,461.3      5.96%         30,918       1,372.4       5.92%
                   Tax-exempt(1)           13,124          727.2      7.39%         10,741         619.8       7.69%
Loans(2)(3)                               144,999       10,584.1      9.66%        129,459       9,639.3       9.78%
                                          -------   ------------               -----------   -----------
Total earning assets/total
interest income                           192,760      $12,849.8      8.84%        176,535     $11,844.7       8.86%
                                                       ---------                               ---------
Cash & due from banks                       7,437                                    7,132
All other assets                            8,187                                    7,253
Allowance for loan loss                    (3,475)                                  (3,248)
                                          -------                                  ------
   Total assets                          $204,909                               $  187,672
                                         ========                               ==========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                   $ 78,703    $   1,620.9      2.75%     $   75,225     $ 1,572.1       2.79%
Time                                       69,844        2,968.3      5.68%         62,313       2,621.8       5.62%
Fed Funds Purchased                           809           34.9      5.69%              4            .2       5.50%

Total interest bearing
liabilities/total interest expense        149,356    $   4,624.1      4.14%        137,542      $4,194.1       4.07%
                                                     -----------                                --------
Non-interest bearing deposits              33,226                                   29,907
All other liabilities                       1,670                                    1,616
Shareholders' Equity                       20,657                                   18,607
                                       ----------                              -----------
Total liabilities and
  shareholders' equity                   $204,909                                $ 187,672
                                         ========                                =========
Interest spread                                                       4.70%                                    4.79%
                                                                      =====                                    =====
Net interest income-FTE                               $  8,225.7                                $7,650.6
                                                      ==========                                ========
Net interest margin                                                   5.63%                                    5.68%
                                                                      =====                                    =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $254,000 in 1997 and $362,000 in 1996


Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $400,000 in the third quarter of 1997 compared to that of 1996. In the third quarter of 1997, income on Fed Funds was $63,000 less than the same period in 1996, in spite of an increase in rates of 22 basis points, because average balances were $4,900,000 lower. For the year, income on Fed Funds was $136,000 less than 1996 because average balances were approximately $3,500,000 lower, although rates were 7 basis points more in 1997 than th previous year.

In the third quarter, income on taxable securities decreased approximately $82,000 both because the rate decreased 7 basis points and the average balance decreased $5,100,000.

Income from tax-exempt securities increased $27,000 even though the yield fell 26 basis points because the average balance increased by approximately $1,900,000. For the first nine months of the year, income on taxable securities increased $89,000 over the prior year both due to a 4 basis point increase in rates and a $1,800,000 increase in average balances. Income on tax-exempt securities was $107,000 higher than the first three quarters of 1996. Rates declined 30 basis points while average balances increased $2,400,000.

In the third quarter of this year, tax equivalent loan interest was $513,000 higher than the same period in 1996 due to an increase in average balances exceeding $22,000,000 while rates declined 11 basis points. The growth in loans was principally in the commercial sector where the average balance was
$17,700,000 (21%) more than the previous year. Consumer loans increased approximately $4,000,000 on average (20%) while consumer mortgage loans increased $300,000 (1%). The lack in growth of consumer mortgages is largely due to the Bank's policy of selling fixed rate mortgages with fifteen year and longer maturities. The Bank retains variable rate mortgages but there has not been sufficient demand for these products to offset the run off of older mortgage loans paying down. For the first nine months of the year, loan interest income increased $945,000, with average balances up $15,500,000 while yields declined 12 basis points. The greater growth in loans compared to investments was due to a concerted effort on the part of management to use the deposits available where they would produce the best return.

Interest Bearing Liabilities/Interest Expense
In the third quarter of 1997, interest expense increased $179,000 both due to an increase in rates of 20 basis points and an increase in average balances of $9,500,000. Savings and NOW interest expense increased $17,000 because balances increased $400,000 and rates increased 7 basis points. Interest on time deposits increased $148,000 in the third quarter of 1997 over the prior year. Balances increased $8,100,000 and the rate paid on time deposits increased 17 basis points. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits. The increase in rates on certificates reflects prevailing trends in the market. The average amount of Fed Funds Purchased in the third quarter of 1997 was $922,000 while no Fed Funds were purchased in the same period of 1996.

In the first three quarters of the year, interest expense was approximately $430,000 higher than 1996 due to average balances of interest bearing liabilities increasing $12,000,000 and the rate paid increasing 7 basis points. Savings and NOW interest expense increased $49,000 because balances increased $3,500,000 although the interest rate declined 4 basis points. Interest on time deposits increased $346,000 because the balance increased $7,500,000 and the rate increased 6 basis points. Fed Fund Purchased interest increased $35,000 because there was very little activity in Fed Funds Purchased in 1996.


Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. Throughout 1996 and the first nine months of 1997 the Company's liquidity ratio exceeded 20%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $12,700,000 at September 30, 1997, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. The Bank's policy requires all purchases of Fed Funds to be approved by senior management so that liquidity needs are known. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity. In April of this year, the Bank sold $4,000,000 in Treasury securities to meet liquidity needs. The Bank has also had to borrow more this year as loan demand has exceeded deposit growth. During the first nine months of the year, Fed Funds Purchased balances averaged $800,000 while Fed Funds Sold balances averaged $1,900,000.

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

Interest Rate Sensitivity
(dollars in thousands)                               0-3           4-12            1-5            5+
                                                  Months         Months          Years         Years          Total
Assets:
   Loans...................................      $59,879        $29,666        $60,344       $ 6,049       $155,938
   Securities..............................        2,320         20,427         11,115         9,094         42,956
   Fed funds...............................        2,900                                                      2,900
   Other assets............................                                                   14,133         14,133
                                                 -------        -------        -------        ------         ------
      Total assets.........................      $65,099        $50,093        $71,459       $29,276       $215,927

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW...................      $31,512        $13,705        $46,077       $27,555       $118,849
   Time....................................       21,633         29,802         22,445            13         73,893
   Other liabilities and equity............       ______         ______         ______        23,185         23,185
                                                                                              ------         ------
      Total liabilities and equity.........      $53,145        $43,507        $68,522       $50,753       $215,927

Rate sensitivity gap and ratios:
   Gap for period..........................      $11,954         $6,586         $2,937     $(21,477)
   Cumulative gap..........................       11,954         18,540         21,477

Cumulative rate sensitive ratio............         1.22           1.19           1.13          1.00
Dec. 31, 1996 rate sensitive ratio.........         1.45           1.22           1.16          1.00

Given the asset sensitive position of the Bank at September 30, 1997, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $300,000, while a similar increase in rates would cause net interest income to increase by a like amount. In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses     Second Quarter       Year-to-Date
(in thousands)                1997      1996      1997      1996
                              ----      ----      ----      ----
Total                         $112      $112      $336      $336
                              ====      ====      ====      ====

The provision for loan losses of $112,000 remained the same for the third quarter of 1997 as it was the prior year. Year to date the provision has also remained the same at $336,000. In September of 1997, the allowance for loan loss as a percent of loans was 2.24%, compared to 2.55% a year earlier. For the first nine months of 1997, the Bank had net charge offs of $131,500, compared with net charge offs of $68,600 last year. Non-accrual, past due 90 days, and renegotiated loans were .95% and .91% of total loans outstanding at September 30, 1997 and 1996 respectively.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $3,400,000 at September 30, 1997, compared to $820,000 at December 31, 1996 and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and, at September 30, 1997, an additional $2,000,000 of commercial loans separately identified as impaired. The increase in impaired loans is primarily due to problem loans wit two large borrowers. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectible.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $3,000,000 had specific reserves calculated in accordance with SFAS No. 114 of $400,000 at September 30, 1997.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at September 30, 1997 compared to December 31, 1996. The loans categorized as ninety days past due are all well secured and in the process of collection.

Nonperforming Assets
(in thousands)                                                   Sept. 30, 1997      December 31, 1996
                                                                 --------------      -----------------
Non-accrual loans .............................                  $1,421              $  109
90 days or more past due and still accruing ...                      90                 448
                                                                 ------              ------
         Total nonperforming loans ............                   1,511                 557
Other real estate .............................                       0                 723
                                                                 ------              ------
         Total nonperforming assets ...........                  $1,511              $1,280

Nonperforming loans as a percent of total loans                    .95%                .41%
Nonperforming assets as a percent of total loans                   .95%                .94%
Nonperforming loans as a percent of the loan loss reserve           43%                 17%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 1997 and 1996.

                                                           Year to date           Year to date
Loans:   (dollars in thousands)                           Sept. 30, 1997         Sept. 30, 1996
   Average daily balance of loans for the year to date...    144,999                 129,459
   Amount of loans (gross) outstanding at end of the
   Quarter ..............................................    158,021                 132,291
Allowance for loan losses:
   Balance at beginning of year .........................      3,335                   3,097
   Loans charged off:
      Real estate .......................................          0                      29
      Commercial ........................................        163                      47

      Consumer ..........................................         56                      49
                                                            --------                --------
         Total charge-offs ..............................        219                     125

   Recoveries of loans previously charged off:
      Real estate .......................................         33                       0
      Commercial ........................................         33                      19
      Consumer ..........................................         22                      38
                                                            --------                --------
         Total recoveries ...............................         88                      57

Net loans charged off ...................................        131                      68
Additions to allowance charged to operations ............        336                     336
                                                            --------                --------
         Balance at end of quarter ......................   $  3,540                $  3,365

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding ...................................        .12%                    .07%
   Allowance for loan losses to loans outstanding .......       2.24%                   2.54%

Although nonperforming and impaired loans have increased in 1997 compared to the prior year, management believes it has been quite aggressive in recognizing problem loans. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Any identifiable loss related to impaired loans has previously been charged off. Management is comfortable with the overall quality of th loan portfolio but continues to monitor loan quality on an on-going basis. The above mentioned problem credits, making up the greater part of impaired loans, are well collateralized and are not expected to result in serious losses.

Non-interest Income       Third Quarter        Year-to-Date
(in thousands)           1997      1996      1997       1996
                         ----      ----      ----       ----
Total                    $536      $420      $1,395     $1,279
                         ====      ====      ======     ======

Non-interest income, which includes service charges on deposit accounts, loan and customer service fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased by $116,000 (28%) in the third quarter of 1997 compared to the same period in the previous year. Making up the increase in non-interest income is an increase in service fees of $32,500 (9%), an increase in gain on loan sales of $5,000 (13%), and an increase in other income of $78,500 (72%). The increase i service fees is the result of increased business volume. Included in other income is gain on the sale of other real estate of $86,000 that is not expected to recur.

For the year, non-interest income increased $116,000. Service fees increased approximately $50,000 (5%), the gain from loan sales increased $48,500 (75%), and other income increased $17,000 (19%). Other income in 1996 included a gain on the sale of other real estate of $70,000.

Non-interest Expense      Third Quarter       Year-to-Date
(in thousands)           1997      1996      1997       1996
                         ----      ----      ----       ----
Total                    $1,841    $1,599    $5,208    $4,460
                         ======    =======   ======    ======

Non-interest expense increased $242,000 (15%) in the third quarter of 1997 compared to the same period last year. Contributing to this increase was an increase of $210,000 in salaries and benefits expense and a $25,000 increase in other expense. The increase in salaries and benefits was primarily due to the profit sharing accrual, attributable to the Bank's performance, which was $190,000 more in the third quarter of 1997 compared to the same period in 1996.

For the year non-interest expense was $747,000 (17%) higher than 1996. For the year, salaries and benefits increased $380,000. In addition to the profit sharing accrual mentioned above, salaries increased in 1997 due to staffing of the Trust Department and as a result of an analysis of jobs in the Bank completed late in 1996 which showed the need for adjustments to salaries for certain positions. Fees for services increased $100,000 principally because the Bank has hired consultants for selected specia projects. Other income increased $190,000 due, in part, to legal fees and other real estate expense related to the disposal of other real estate, and to charges related to technology. In spite of the increase in non-interest expense, the Bank was able to achieve an efficiency ratio of 54%.

The Bank anticipates that operating expenses will continue to grow this year, and into 1998, as expenses related to the Bank's Strategic Plan are incurred. Management drafted and the Board of Directors approved a Strategic Plan which focuses on increasing market penetration in the eastern part of the county, developing the Bank's trust and investment business, and increasing the Bank's leadership in small business lending.

The Bank will also focus considerable energy on the Year 2000 issue in the remainder of 1997 and 1998. The Bank is highly dependent on technology and several applications are dependent on the software's ability to make the transition to the year 2000. The Bank has hired a consultant who has recommended actions related to year 2000 compliance. A committee is in the process of implementing these steps at this time. Management does not believe that compliance with Year 2000 will have a material effect o the Bank's financial condition.

Income Tax Expense        Third Quarter       Year-to-Date
(in thousands)           1997      1996      1997      1996
                         ----      ----      ----      ----
Total                    $410      $395      $1,147    $1,210
                         ====      ====      ======    ======

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                        September 30, 1997             December 31, 1996
-------                                       ------------------             -----------------
Shareholders' Equity*                                $21,559                       $19,559
Ratio of Equity to Total Assets                        9.98%                         9.68%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $27,000 at September 30, 1997 and $38,000 at December 31, 1996.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $2,000,000 (10%) during the first nine months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $708,750.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at September 30, 1997 was 14.32%, and total risk-based capital was 15.57%. At September 30, 1996 these ratios were 15.36% and 16.61% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Company's leverage ratio was 10.30% at September 30, 1997 and 10.06% in 1996. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
       There are none applicable.

(b)  Reports on Form 8-K:
       There were no reports on Form 8-K filed during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer




                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer