Form 10-K
period 1997-12-31
FNBH BANCORP INC
filed 1998-03-30
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
                              --------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share price of $30 as of March 1, 1998, was $45,113,220 (common stock, no par value). As of December 31, 1997 there were outstanding 1,575,000 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference:

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 are incorporated by reference into Parts II and III of this report.

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

     The Bank was originally organized in 1934 as a national banking association. As of March 1, 1998, the Bank had approximately 110 full-time and part-time employees. None of the Bank's employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily four communities, Howell, Brighton, Hartland, and
Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing urban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

     On November 26, 1997 H.B. Realty Co. was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

     The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler's checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank's legal lending limit if made solely by the Bank.

     The Bank's deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. As of December 31, 1997, the Bank's certificates of deposit of $100,000 or more constituted approximately 7% of total deposit liabilities. The Bank's deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

     The Company's cash revenues are derived primarily from dividends paid by the Bank. The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 76% and 77% of total revenues for the periods ended December 31, 1997 and December 31, 1996, respectively. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 14% and 16% of total revenues in 1997 and 1996. Revenues were also generated from deposit service charges and other financial service fees.

     The Bank provides real estate, consumer, and commercial loans to customers in its market. Fifty-six percent of the Bank's loan portfolio is in fixed rate loans. Most of these loans, approximately 87%, mature within five years of issuance. Approximately $11,800,000 in loans (or roughly 7% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-three percent of the Bank's interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $76,100,000 in certificates, $52,400,000 mature within a year, with the balance maturing within a five year period.

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

     As described in more detail below, the Bank's ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 1997, was 16% asset sensitive, compared to 11% at December 31, 1996. See discussion and table under "Quantitative and Qualitative Disclosures about Market Risk" in Item 7 below.

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

     The Bank's investment policy is considered to be generally conservative. It provides for unlimited investment in U.S. government bonds, with a maximum maturity of five years. Municipal bonds may be purchased to provide nontaxable income, with the maximum life of municipal bonds limited to approximately ten years with a double A rating or better. A single A rated bond may be purchased if it matures in four years or less. Non-rated bonds may be purchased from local communities that are familiar to the Bank, with a maximum block size of a single purchase limited to $300,000. Investments in states other than Michigan may not exceed 20% of the municipal portfolio, and investments in a single issuer may not exceed 10% of equity capital. Mortgage backed securities, which are fully collateralized by securities issued by government sponsored agencies, may be purchased in block sizes of up to $500,000, provided the average life expectancy does not exceed seven years. In addition, certain collateralized mortgage obligations may be purchased if their average life does not exceed five years. In any case, investments in mortgage backed securities may not exceed 10% of the investment portfolio.

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

Bank Competition

     The Bank has six offices within the four communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. The other three facilities are located in Brighton, Hartland, and Fowlerville. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Old Kent Bank, First of America Bank, D&N Bank, and Michigan National Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally based financial institution. Based on deposit information as of June 30, 1997, the Bank holds approximately 18% of local deposits, compared to approximately 21% held by Old Kent Bank, approximately 16% held by First of America, approximately 12% held by D&N Bank, and approximately 9% held by Michigan National Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank's markets, Old Kent Bank maintains four branch offices, First of America Bank operates six branch offices, D&N Bank has five branch offices, and Michigan National Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank's market, although sale of First of America is pending at this time which may have some impact on the local market.

     The financial services industry continues to become increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry has led to increased competition among banks and other financial institutions for a significant portion of funds which have traditionally been deposited with commercial banks. Competition within the Bank's market has been relatively stable within the past years. Management continues to evaluate the opportunities for the expansion of products and services, such as offering nonproprietary mutual fund products, telephone, computer or on-line banking, and additional branching opportunities. Within the next year, management of the Bank anticipates offering telephone banking and building an additional branch in Brighton.

Growth of Bank

         The following table sets forth certain information regarding the growth of the Bank:

                                            Balances as of December 31,
                                                  (in thousands)
                                   1997       1996       1995       1994      1993
Total Assets ................   $226,314   $202,009   $182,958   $168,438   $155,556
Loans, Net of Unearned Income    158,397    136,067    127,463    117,008    112,820
Securities ..................     43,725     47,257     35,251     33,891     28,425
Noninterest-Bearing Deposits      41,631     35,048     30,815     29,513     22,000
Interest-Bearing Deposits ...    160,668    145,896    133,060    122,194    118,489
Total Deposits ..............    202,299    180,944    163,875    151,707    140,489
Shareholders' Equity ........     21,732     19,597     17,530     15,305     13,814

     During the five years presented, the Bank operated six branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one on the east side of Brighton, one in a shopping center in Hartland, one in the village of Fowlerville, and the sixth, opened in September of 1992, was a grocery store branch, located west of downtown Howell. In July of 1995, the Bank moved its Hartland facility from the shopping center, which was a leased building, to a new building, built on property purchased by the Bank, just east of the shopping center site. The 1994 growth is primarily attributable to the growth at the Bank's Brighton and Fowlerville branch facilities. In 1995, all branches, except Brighton, and in 1996 and 1997 all of the Bank's branches grew due to general growth in the county.

Supervision and Regulation

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutes and regulations. Changes in applicable laws and regulations may have a material effect on the Company and the Bank and their respective businesses.

     The Company operates in a highly regulated industry, and thus may be affected by changes in state and federal legislation and regulations. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is required to file, with the Federal Reserve Board, annual reports and information regarding its business operations and those of its subsidiaries.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act authorizes adequately capitalized and adequately managed bank holding companies to acquire banks located outside their respective home states, irrespective of state law. This legislation also authorizes, effective June 1, 1997 (subject to individual state's rights to accelerate this date or prohibit interstate branching within their borders), banking organizations to branch nationwide by acquisition or consolidation of existing banks in other states. Subject to the approval of the Michigan Financial Institutions Bureau, effective November 29, 1995, Michigan law authorized out-of-state banks to acquire and establish branches in Michigan, provided the laws of the state of the out-of-state institution permit Michigan banks to acquire or establish branches in that state. Interstate acquisitions are subject to the approval of various federal and state agencies and subject to other conditions.

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

     As required by the Deposit Insurance Funds Act of 1996, in 1997 the Bank will commence making payments to the FDIC for the Financing Corporation (FICO) bonds that were issued previously. The FICO rate for BIF members banks is 1.296 basis points annually applied to assessable deposits. During 1997 the Bank paid $22,000 to the FDIC.

     The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio at December 31, 1997 was 14.32% and total risk-based capital was 15.58%. At December 31, 1996, these ratios were 14.71% and 15.96%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. These same capital ratios are applied at the bank level by the Federal Deposit Insurance Corporation, under which a well-capitalized bank is defined as one with at least 10% risk-based capital. Capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at December 31, 1997 was 9.96%, while at December 31, 1996 it was 9.86%. The minimum standard leverage ratio is 3%. See also "Capital" discussion in Item 7 below.

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

I SELECTED STATISTICAL INFORMATION

(A) Distribution of Assets, Liabilities, and Shareholders' Equity:

(B) Interest Rates and Interest Differential:

     The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 1997, 1996, and 1995.

     Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank's interest margin decreased 2 basis points in 1997 as a result of an increase of 11 basis points in interest cost on deposits, partially offset by an increase of 4 basis points in the yield on earning assets. In 1996 the interest margin decreased 31 basis points due to both a decrease in yield on earning assets and an increase in interest cost on deposits.

                                    Yield Analysis of Consolidated Average Assets and Liabilities
                                                                      (dollars in thousands)


                                              1997                                 1996                              1995

                               Average                   Yield/     Average                 Yield/    Average                 Yield
                               Balance      Interest      Rate      Balance     Interest     Rate     Balance     Interest     Rate
Assets:
Interest earning assets:
Federal funds sold              $2,754        $148.8      5.40%     $5,135       $269.2     5.24%     $3,084      $177.7       5.76%
Securities:
Taxable                         31,873       1,906.0      5.98%     32,042      1,906.4     5.95%     25,591     1,444.5       5.64%
Tax-exempt                      13,262         975.8      7.36%     11,172        853.4     7.64%      9,413       779.5       8.28%
Loans(1)(2)                    148,096      14,540.3      9.82%    130,648     12,946.8     9.91%    122,500    12,237.8       9.99%
Total earning assets and
  total interest income        195,985     $17,570.9      8.97%    178,997    $15,975.8     8.93%    160,588   $14,639.5       9.12%
Cash & due from banks            7,620                               7,195                             6,432
All other assets                 8,089                               7,341                             6,443
Allowance for loan loss         (3,499)                             (3,281)                           (2,934)
Total assets                  $208,195                            $190,252                           170,529
Liabilities and
  Shareholders'Equity
Interest bearing deposits:
Savings/NOW accounts           $79,104     $2,210.5      2.79%     $76,128    $ 2,129.9    2.80%     $70,057     $1,826.6      2.61%
Time                            71,093      4,059.5      5.71%      62,577      3,514.5    5.62%      54,924      3,045.1      5.54%
Federal funds purchased            610         35.3      5.77%           4           .2    5.58%         105          6.8      6.43%
Total interest bearing
  liabilities and total
  interest expense             150,807     $6,305.3      4.18%     138,709    $ 5,644.6    4.07%      125,08     $4,878.5      3.90%
Non-interest bearing
  deposits                      34,668                              31,005                            27,348
All other liabilities            1,792                               1,664                             1,797
Shareholders' Equity            20,928                              18,874                            16,298
Total liabilities and
  shareholders' equity        $208,195                            $190,252                          $170,529
Interest spread                                          4.79%                            4.86%                                5.22%
Net interest income-FTE                   $11,265.6                           $10,331.2                          $9,761.0
Net interest margin                                      5.75%                            5.77%                                6.08%

(1) Nonaccruing loans are not significant during the three year period and, for purposes of the computations above, are included in average daily loan balances.
(2) Interest on loans includes origination fees totaling $380,000 in 1997, $451,000 in 1996, and $440,000 in 1995.

(C) The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                          Year ended                         Year ended
                                December 31, 1997 compared to      December 31, 1996 compared to
                                Year ended December 31, 1996        Year ended December 31, 1995

                                Amount of Increase/(Decrease)      Amount of Increase (Decrease)
                                       due to change in                 due to change in


                                                       Total                          Total
                                                       Amount                         Amount
                                                         Of                             Of
                                          Average     Increase/            Average   Increase/
                               Volume       Rate      Decrease   Volume      Rate   (Decrease)

Interest Income:
Federal funds sold .......      (125)         4       (121)       118        (27)        91
Securities:
Taxable ..................       (10)        10          0        364         98        462
Tax Exempt ...............       160        (37)       123        146        (72)        74
Loans ....................     1,729       (136)     1,593        814       (105)       709
Total interest income ....     1,754       (159)     1,595      1,442       (106)     1,336
Interest Expense:
Interest bearing deposits:
Savings/NOW accounts .....        83         (2)        81        159        145        304
Time .....................       478         67        545        424         45        469
Short-term borrowings ....        34          1         35         (7)         0         (7)
Total interest expense ...       595         66        661        576        190        766
Net interest income (FTE)    $ 1,159       (225)       934        866       (296)       570

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II SECURITIES PORTFOLIO

(A)The following table sets forth the book value of securities at December 31:

                                                           (in thousands)
                                              1997             1996             1995
Held to maturity:
U.S. Treasury ...................          $15,993          $13,996          $ 9,511
U.S. Government agencies ........                0            1,017            2,033
States and political subdivisions           14,028           12,765            9,878
Mortgage-backed securities ......              633              352              614
FRB Stock .......................               44               44               44
 Total ..........................          $30,698          $28,174          $22,080
Available for sale:
U.S. Treasury ...................          $13,026          $18,046          $11,090
U.S. Government agencies ........                0            1,001            2,025
Mortgage-backed securities ......                0               36               56
Other securities ................                0                0                0
 Total ..........................          $13,026          $19,083          $13,171

     (B)The following table sets forth contractual maturities of securities at December 31, 1997 and the weighted average yield of such securities:

                                                                  (Dollars in thousands)
                                                           Maturing After           Maturing After
                                 Maturing Within           One But Within           Five But Within        Maturing After
                                    One Year                 Five Years                Ten Years              Ten Years

                               Amount       Yield        Amount       Yield        Amount      Yield     Amount     Yield
Held to maturity
U.S. Treasury                 $13,998       5.97%        $1,995       5.96%
States and politica
  subdivisions                    492       9.02%         3,559       8.46%         9,977       7.66%
Mortgage backed
  Securities                                                633       6.27%
FRB Stock                                                                                                    44     6.00%
                              -------                    ------                     -----                   ---
Total                         $14,490       6.07%        $6,187       7.43%        $9,977       7.66%       $44     6.00%
                              =======                    ======                    ======                   ===

Tax equivalent adjustment
  for calculations of yield       $10                       $70                       $195

Available for sale
U.S. Treasury                 $10,018       5.96%        $3,008       5.84%
  Total                       $10,018       5.96%        $3,008       5.84%             $0                   $0
                              =======                    ======                         ==                   ==

     The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:


                                                                        Rate on Tax
                         Tax-Exempt Rate        Adjustment           Equivalent Basis
Under 1 year                  5.96%                3.06%                    9.02%
1-5 years                     5.58%                2.88%                    8.46%
5-10 years                    5.05%                2.61%                    7.66%

     Additional statistical information concerning the Bank's securities portfolio is incorporated by reference in Note 2, Pages 9 and 10, of the Company's Consolidated Financial Statements for the year ended December 31, 1997.

III LOAN PORTFOLIO

     (A)The table below shows loans outstanding at December 31:

                                                                     (in thousands)
                                                    1997          1996          1995        1994          1993
Secured by real estate:
   Residential first mortgage                   $ 38,073      $ 36,148      $ 36,871      $3,842      $ 35,239
   Residential home equity/other junior liens    13,6651         2,883        10,566       8,819         9,142
   Construction and land development             19,4901         4,042         9,075       8,150         6,505
   Other                                         53,7434         3,006        42,454      40,103        36,873
Consumer                                         14,0111         2,272        11,233      10,730        10,739
Commercial                                        18,299        15,830        14,546      12,324        11,119
Other                                              1,729         2,360         3,213       3,559         3,746
                                                --------      --------      --------    --------      --------
   Total Loans (Gross)                          $159,010      $136,541      $127,958    $117,527      $113,363

The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company's Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to evaluate the adequacy of the allowance for loan losses.

     (B)The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are in the periods indicated.

                                                                               Maturing
                                                                     (in thousands of dollars)
                                                                      After one
                                                   Within one         but within       After Five
                                                      Year            five years         Years            Total
Real estate construction & land development          $12,958          $ 5,321                0          $18,279
Real estate other (secured by commercial &
   multi-family) ..........................           10,574           40,366            2,577           53,517
Commercial (secured by business assets or
   Unsecured) .............................            6,378           11,699              219           18,296
Other (loans to farmers, political
   Subdivisions, & overdrafts) ............               46            1,621                0            1,667
                                                     -------          -------          -------          -------
   Totals .................................          $29,956          $59,007          $ 2,796          $91,759

     Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

                                                  Interest Sensitivity
                                               (in thousands of dollars)
                                            Fixed Rate      Variable Rate
Due after one but within five years          $46,053          $12,954
Due after five years ..............            1,039            1,757

     (C) Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

                                                        (Dollars in thousands)
                                        1997          1996            1995         1994             1993
Nonperforming  Loans:
Nonaccrual loans                       $ 809         $ 109          $  926         $983          $ 1,568
Loans  past  due 90  days  or  more      249           448              66          295               34
                                         ---           ---              --          ---               --
 Total nonperforming loans           $ 1,058         $ 557            $992       $1,278          $ 1,602
                                     =======         =====            ====       ======          =======
Percent of total loans                 .67%           .41%            .78%        1.09%            1.41%

     Additional information concerning nonperforming loans, the Bank's nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 3 on Pages 10 of the Company's Consolidated Financial Statements for the year ended December 31, 1997.

     There were no other interest bearing assets at December 31, 1997 that would be required to be disclosed under Item III(C) , if such assets were loans.

     There were no foreign loans outstanding at December 31, 1997.

IV SUMMARY OF LOAN LOSS EXPERIENCE

     (A)The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                     (Dollars in  thousands)
                                                  1997           1996         1995         1994          1993
Loans:
Average daily balance of loans for the year    $ 148,097    $ 130,648    $ 122,500    $ 114,384     $ 113,161
Amount of loans (gross) outstanding at end
  of the year ..............................     159,011      136,541      127,958      117,527       113,363
Allowance for loan losses:
Balance at beginning of year ...............       3,335        3,097        2,672        2,205         2,044
Loans charged off:
  Real estate ..............................           0           70            0           12             0
  Commercial ...............................         375          129          118           37           275
  Consumer .................................         124           88           91           72           122
                                                     ---           --           --           --           ---
    Total charge-offs ......................         499          287          209          121           397
Recoveries of loans previously charged off:
  Real estate ..............................          32            1            0            0             0
  Commercial ...............................          43           31           95           64            68
  Consumer .................................          27           45           91           76            41
                                                      --           --           --           --            --
    Total recoveries .......................         102           77          186          140           109

Net loans charged off (recoveries) .........         397          210           23          (19)          288
Additions to allowance charged to operations         486          448          448          448           449
                                                     ---          ---          ---          ---           ---
    Balance at end of year .................   $   3,424    $   3,335    $   3,097    $   2,672     $   2,205
Ratios:
Net loans charged off to average loans
  outstanding ..............................         .27%         .16%         .02%        (.02%)         .25%
Allowance for loan losses to loans
  outstanding ..............................        2.15%        2.44%        2.42%        2.27%         1.94%

     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

         (B)The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

                                                (Dollars in thousands)

                           1997                1996               1995             1994                1993
                      Amount  Percent     Amount Percent    Amount  Percent     Amount  Percent     Amount  Percent
Commercial            $1,810    90.1%     $  830   66.7%    $  851   64.7%      $1,093    61.3%     $1,206   57.7%
Real estate               95     4.7%         70   17.1%        60   19.5%          45    23.1%        113   26.3%
Consumer                 105     5.2%         90   16.2%        74   15.8%          95    15.6%        144   16.0%
Unallocated            1,414               2,345             2,112               1,439                 742
                       -----               -----             -----               -----                 ---
  Total               $3,424     100%     $3,335    100%    $3,097    100%      $2,672     100%     $2,205    100%
                      ======     ====     ======    ====    ======    ====      ======     ====     ======    ====

V DEPOSITS

     The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

                                                                 (Dollars in thousands)

                                                  1997                   1996                  1995
                                           Average                Average               Average
                                           Balance     Rate       Balance     Rate      Balance    Rate
Non-interest  bearing demand              $ 34,707                $ 31,005              $ 27,348
Savings,  NOW, and money market             79,104     2.79%        76,128    2.80%       70,057   2.61%
Time deposits                               71,093     5.71%        62,577    5.62%       54,924   5.54%
                                            ------                  ------                ------
  Total                                   $184,904     4.17%      $169,710    4.07%     $152,329   3.20%
                                          ========                ========              ========

     The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 1997 is incorporated by reference to note 6 on Page 11 of the Company's Consolidated Financial Statements for the year ended December 31, 1997.

VI RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                    1997         1996         1995           1994       1993
Net income as a percent of:
 Average common equity            17.84%       19.12%       19.60%         16.63%     17.43%
 Average total assets              1.79%        1.88%        1.88%          1.52%      1.51%

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

Item 2 - Properties

     The Bank operates from six facilities, located in four communities, in Livingston County, Michigan. The executive offices of the Company are located at the Bank's main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 5990 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan, 760 South Grand Avenue, Fowlerville, Michigan, and 10700 Highland Road, Hartland, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for fifteen years, expiring September 2007. The average lease payment over the life of the lease is $3,167 monthly.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                       Additional Item--Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 1997:

                                                                   First Selected as an Officer
             Name (Age)            Position with Company                  of the Company
Barbara D. Martin  (51)         President, Chief Executive                      1983
                                Officer, and Director of the
                                Company and the Bank
Barbara J. Nelson (50)          Secretary/Treasurer of the                      1985
                                Company and Senior Vice
                                President, Cashier, and Chief
                                Financial Officer of the Bank
John D. Logan (48)              Senior  Vice President, Trust and               1997
                                Investments, of the Bank
James  Wibby (47)               Senior  Vice President, Loans, of               1997
                                the  Bank
Jerry  Armstong (38)            Vice President, Operations                      1997
Donna Gehringer(45)             Manager of Branches                             1997

                                    PART II

 Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 1996, through December 31, 1997, there were, so far as the Company's management knows, 162 sales of shares of the Company's Common Stock, involving a total of 48,672 shares. The price was reported to management in these transactions, however there may have been other transactions involving the company stock at prices not reported to management. During this period, the highest price known to be paid was $30.00 per share in the last quarter of 1997 and the lowest price was $20.00 per share paid during all of 1996. To the knowledge of management, the last sale of Common Stock occurred on January 16, 1998. All per share information has been restated to give effect to a three for one stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.


     As of March 1, 1998, there were approximately 620 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1996 and 1997, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

     Sales price and dividend information for the years 1996 and 1997:


                                  Sales Prices               Cash Dividends Declared
                 1996           High            Low
First Quarter                 $20.00            $20.00                $0.12
Second Quarter                $20.00            $20.00                $0.13
Third Quarter                 $20.00            $20.00                $0.13
Fourth Quarter                $20.00            $20.00                $0.55(1)
                 1997           High            Low
First Quarter                 $25.00            $25.00                $0.15
Second Quarter                $27.50            $25.00                $0.15
Third Quarter                 $27.50            $27.50                $0.15
Fourth Quarter                $30.00            $27.50                $0.55(2)

(1)   Includes a special dividend of $0.42 per share.
(2)   Includes a special dividend of $0.40 per share.

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

Item 6 - Selected Financial Data

                             SUMMARY FINANCIAL DATA
                     (in thousands, except per share data)

                                  1997         1996         1995        1994        1993
Income Statement Data:
Interest income                $17,276      $15,717      $14,394     $12,412     $11,948
Interest expense                 6,305        5,644        4,879       3,838       4,121
Net interest income             10,971       10,073        9,515       8,574       7,827
Provision for loan losses          486          448          448         448         449
Non-interest income              1,851        1,686        1,418       1,195       1,386
Non-interest expense             6,982        6,151        5,867       5,864       5,674
Income before tax and
 accounting change               5,354        5,160        4,618       3,457       3,090
Net income                       3,733        3,574        3,200       2,418       2,311
Basic Per Share Data(1):
 Income before accounting
 change                          $2.37         2.27         2.03        1.54        1.40
Income after cumulative effect
 of accounting change(2)          2.37         2.27         2.03        1.54        1.47
Dividends paid                    1.00          .93          .68         .55         .50
Weighted average shares
 outstanding                 1,575,000    1,575,000    1,575,000   1,575,000   1,575,000
Balance Sheet Data:
Total assets                   226,314      202,009      182,958     168,438     155,556
Loans                          158,397      136,067      127,463     117,008     112,820
Allowance for loan losses        3,424        3,335        3,097       2,672       2,205
Deposits                       202,299      180,944      163,875     151,707     140,489
Shareholders' equity            21,732       19,597       17,530      15,305      13,814
Ratios:
Dividend payout ratio           42.19%       41.13%       33.46%      35.82%      34.07%
Equity to asset ratio           10.05%        9.82%        9.61%       9.14%       8.45%

(1) Per share data for all years has been restated to give effect to the three-for-one stock split, payable as a dividend paid in February 1997.
(2) Reflects adjustment due to a change in accounting for income taxes in 1993.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion provides information about the consolidated financial condition and results of operations of FNBH Bancorp, Inc. ("Company") and its subsidiaries, First National Bank in Howell ("Bank") and HB Realty Co., and should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

     During 1997 total assets increased 12% to $226,314,000. Contributing to this $24 million increase was a $22.5 million (17%) increase in loans. Deposits increased $21.4 million (12%) to $202,299,000. Stockholders' equity increased $2.1 million (11%) to $21,732,000.

Securities

     The security portfolio is an important source of liquidity for the Bank to meet unusual deposit fluctuations. The primary concern of the management of the Bank is to ensure the safety of funds entrusted to it by its depositors and shareholders. Approximately $29,000,000 of the security portfolio is invested in US government obligations. An additional $14,000,000 of the portfolio consists of tax exempt obligations of states and political subdivisions. The Company's current and projected tax position makes these investments advantageous to the Bank. The Bank's investment policy requires purchases of tax exempt issues to be of bonds with AA ratings or better if the maturity exceeds 4 years unless the bond is a local, nonrated issue. Except for a minor holding of Federal Reserve Bank stock which the Bank is required to own, the remainder of the Bank's investment portfolio consists of government agency mortgage backed securities.

     The following table shows the percentage makeup of the security portfolio as of December 31:

                                                                      1997         1996
U.S. Treasury & agency securities .........................          66.3%        72.0%
Agency mortgage backed securities .........................           1.4%          .8%
Tax exempt obligations of states and political subdivisions          32.1%        27.1%
Other .....................................................           2%            .1%
    Total securities ......................................         100.0%       100.0%

Loans

     The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $22,500,000 (17%) in 1997.

     As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes fixed rate, long-term mortgages which conform to secondary market standards which it sells. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposits ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 1997 the Bank sold $8,000,000 in residential mortgages.

     The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. These loans are considered nonconforming as they do not meet certain collateral requirements of the secondary market and not because of the credit quality of the borrower. During 1997 the Bank made more than $6,000,000 in nonconforming loans which it retained in the mortgage portfolio.

     During 1997, the Bank experienced a significant amount of loan demand. Growth in the county resulted in a need for financing commercial and consumer real estate. Commercial loans passed the $100,000,000 mark for the first time in June and ended the year at $110,000,000, a 21% increase for the year. Consumer loans increased $2,700,000 (13%).

     There was a modest 6% growth in home equity and junior lien loans. Consumer loans, which consist of auto loans, mobile home loans, or other secured or unsecured loans, grew at approximately 14%. The Bank does not offer credit cards but consumer loan balances include $1,500,000 in a revolving line of credit product accessible by check.

     The following table reflects the makeup of the commercial and consumer loans in the Consolidated Financial Statements that are collateralized by mortgages. Included in the residential first mortgage totals below are the "real estate mortgage" loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. In the majority of the loans to commercial customers, the Bank is relying on the borrower's cash flow to service the loans. However, these loans may be secured by personal or commercial real estate. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. "Other" real estate loans include $50,000,000 in loans secured by commercial property with the remaining $4,000,000 secured by multi-family units. Construction and land development loans have increased $5,000,000 (39%) as the growth in the county has fueled the demand for housing and commercial development.

     The following table shows the balance and percentage makeup of loans as of December 31:

                                                                     (dollars  in   thousands)
                                                               1997                                  1996
                                                    Balances    Percentage               Balances        Percentage
Secured  by real estate:
 Residential first mortgage                        $ 38,073          23.9%              $ 36,1482              6.5%
 Residential home  equity/other junior liens         13,665           8.6%                12,8839               .4%
 Construction and land development                  19,4901           2.3%               14,04210               .3%
 Other                                              53,7433           3.8%               43,00631               .5%
Consumer                                            14,0118            .8%                 12,272              9.0%
Commercial                                          18,2991           1.5%                 15,830             11.6%
Other                                                1,7291            .1%                  2,360              1.7%

 Total Loans (Gross)                               $159,010         100.0%               $136,541            100.0%

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

                                                                       (Dollars in thousands)
                                                            1997              1996              1995
Nonperforming Loans:
Nonaccrual loans                                           $  809            $  109                $926
Loans past due 90 days or more                                249               448                  66
 Total nonperforming loans                                  1,058               557                 992
Other real estate                                               0               723                  46

 Total nonperforming assets                                $1,058            $1,280              $1,038

Nonperforming loans as a percent of total loans                67%              .41%                .78%
Nonperforming assets as a percent of total loans               67%              .94%                .81%
Nonperforming loans as a percent of the loan loss reserve      31%               17%                 32%

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

     Nonperforming loans increased $500,000 to $1,058,000 at December 31, 1997. Total nonperforming assets decreased $222,000 during the year. The health of the local economy, sound underwriting standards, and a concerted collection effort on the part of the Bank have helped contribute to the low delinquency rate.

     As indicated in Notes 1 and 3 of the Consolidated Financial Statements, the Bank adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" in 1995. Impaired loans totaled $3,100,000 at December 31, 1997, compared to $820,000 at the prior year end. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $2,300,000 of commercial loans separately identified as impaired. The increase in impaired loans is primarily due to problem loans with two large borrowers. Both loans are well collateralized and are not expected to result in losses that would have a material adverse impact on the Company's financial condition or results of operation.

     During 1997 the Bank charged off loans totaling $499,000 and recovered $101,000 for a net charge off amount of $398,000. In the previous year, the Bank had net charge offs totaling $210,000. The increase in net charge offs is largely due to one large loan that was written down to the estimated value of its collateral. As a result, management increased the fourth quarter loan loss provision to $150,000, from the $112,125 provided for in each of the previous three quarters.

     The allowance for loan losses totaled $3,424,000 at year end which was 2.15% of total loans, down from 2.44% of loans in 1996. The decline is due to the increase in loan balances and the large charge off taken in 1997. The allowance for loan losses is more than three times non-performing loans. Management considers this to be adequate to cover any anticipated losses.
Management regularly evaluates the allowance for loan losses based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered.

     The following table shows changes in the loan loss reserve for the years ended December 31:

                                                               (Dollars in thousands)
                                                             1997       1996      1995
Balance at beginning of the year.......................     $3,335    $3,097    $2,672
Additions (deduction):
Loans charged off......................................       (499)     (287)     (209)
Recoveries of loans previously charged off.............        102        77       186
Provision charged to operations........................        486       448       448
Balance at end of the year.............................     $3,424    $3,335    $3,097
Allowance for loan losses to loans outstanding.........      2.15%     2.44%     2.42%

Deposits

     Deposit balances of $202,299,000 at December 31, 1997 were more than $21 million (12%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances.

Average deposits increased $15.2 million during 1997, about 9%. Non-interest bearing demand deposits increased $3.7 million, about 12% on average. Average savings and NOW balances increased $3 million (4%) while average time deposits increased $8.5 million or about 14%.

     The following table sets forth average deposit balances for the years ended December 31:

                                            (in thousands)
                                   1997        1996           1995
Non-interest bearing demand      $ 34,707    $ 31,005       $ 27,348
Savings, NOW and money market      79,104      76,128         70,057
Time deposits                      71,093      62,577         54,924
     Total average deposits      $184,904    $169,710       $152,329

     Contributing to the increase in non-interest bearing demand deposits is an increase in business deposits of 21% from year end 1996 to 1997. The increase in savings deposits was primarily due to a $4.5 million increase in money market accounts. The growth in certificates was the result of maintaining competitive rates in the market and selectively offering special rates on particular time products.

     The majority of the Bank's deposits are from core customer sources-long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates a reliance upon purchased funds. However, large certificates in the Bank's portfolio consist primarily of core deposits of local customers. The Bank does not support growth through purchased funds or brokered deposits. See Note 6 of the Consolidated Financial Statements for a maturity schedule of over $100,000 certificates.

Capital
     The Company's capital at year end totaled $21,732,000, a more than $2,000,000 (11%) increase over the prior year. Banking regulators have set forth various ratios of capital to assets to assess a financial institution's soundness. Tier 1 capital is equal to shareholders' equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for "well capitalized" institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank's leverage ratio was 9.50% at year end 1997. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank's was 14.12% at year end 1997. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank's total risk based capital ratio was 15.37% at year end. The Bank's strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.

     The following table lists various Bank capital ratios at December 31:

                              1997           1996        1995
Equity to asset ratio          9.19%         9.67%      9.55%
Tier 1 leverage ratio          9.50%         9.86%      9.83%
Tier 1 risk-based capital     14.12%        14.71%     14.30%
Total risk-based capital      15.37%        15.96%     15.55%

     The Company's ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 1997 the Company paid dividends totaling $1,575,000, or 42% of earnings. Book value of the stock was $13.80 at year end.

     The Company maintains a five year plan which was the result of a formal strategic planning process. Management and the Board continue to monitor long term goals which include expanded services to achieve growth and retaining earnings to fund growth, while providing return to shareholders.

     In the coming year, the Bank will spend in excess of $1,000,000 on various technology improvements including a change to the Bank's core operating system. In addition, the Bank has received regulatory approval to establish a new branch in the northwest part of Brighton. Included in other assets is $875,000 paid for an option to purchase a tract of land in northwest Brighton for $3,000,000. It is expected that the Bank will exercise the option and that a small part of the site will be used for the branch and the excess land is expected to be sold. Construction is expected to begin when all necessary permits have been obtained from governing agencies.

Liquidity and Funds Management
     Liquidity is monitored by the Bank's  Asset/Liability  Management Committee
(ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. The Bank's liquidity ratio averaged 22% in 1997.

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

     Throughout the past year, Fed Funds Sold balances have averaged slightly more than $3,000,000 compared to $5,000,000 the prior year. Management strives to keep a Fed Funds balance of $3-4 million, a target which will generally meet liquidity needs. Periodically the Bank borrowed money through the Fed Funds market. In the second quarter of the year, the Bank sold $4,000,000 of its available for sale investment securities to increase liquidity needed to fund strong loan demand and seasonal deposit swings.

Quantitative and Qualitative Disclosures about Market Risk
     The Bank's Asset/Liability Management committee (ALCO) meets monthly to review the Bank's performance. The committee discusses the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. The quality of the loan portfolio is reviewed in light of the current allowance. The Bank's exposure to market risk is reviewed.

     Interest rate risk is the potential of economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank does not enter into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 9 of the Consolidated Financial Statements). It appears that the Bank's market risk is reasonable at this time.

     The table below shows the scheduled maturity of the Bank's assets and liabilities as of December 31, 1997:

                                         0-3            4-12          1-5             5+
                                        Months         Months        Years           Years          Total
Assets:
Loans.................................  $53,949        $38,007        $60,312        $ 6,743        $159,011
Securities............................    4,050         20,544          9,147          9,984          43,725
Fed funds.............................    3,100                                                        3,100
Other assets..........................                                                20,478          20,478
Total assets..........................  $61,099        $58,551        $69,459        $37,205        $226,314
Liabilities & Shareholders' Equity:
Demand, Savings & NOW.................  $35,582        $14,124        $47,534        $28,930        $126,170
Certificates of Deposit...............   12,644         40,523         22,909             53          76,129
Other liabilities and equity..........                                                24,015          24,015
Total liabilities and equity..........  $48,226        $54,647        $70,443        $52,998        $226,314
Rate sensitivity gap and ratios:
Gap for period........................  $12,873         $3,904        $  (984)      $(15,793)
Cumulative gap........................   12,873         16,777         15,793
Cumulative rate sensitive ratio.......     1.27           1.16           1.09           1.00
December 31, 1996 rate sensitive ratio      .97           1.11           1.49           1.00

                              Total        Average Interest Rate    Estimated Fair Value
Assets:
 Loans                        $159,011            9.82%               $158,700
 Securities                     43,725            6.38%                 44,200
 Fed funds                       3,100            5.40%                  3,100

Liabilities:
 Savings, NOW, MMDA            $84,539            2.79%                 84,540
 Certificates of Deposit        76,129            5.71%                 77,400

     Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair values for fixed rate one-to-four family residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Because it has a one day maturity, the carrying value is used as fair value for fed funds sold. The fair value of deposits with no stated maturity, such as savings, NOW and money market accounts is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

     As noted above, the entire balance of savings, NOW and MMDAs is not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience.

     Given the asset sensitive position of the Bank at December 31, 1997, if interest rates decrease 200 basis points and management did not respond, management estimates that pretax net interest income would decrease approximately $400,000 while a similar increase in rates would cause pretax net interest income to increase by a like amount. See discussion under "Net Interest Income" below.

RESULTS OF OPERATIONS

     The Company achieved record earnings in 1997. Net income of $3,733,000 was an increase of $160,000 (4.5%) over 1996 earnings. The increase was due to an increase in both net interest income and non-interest income. The Company's return on average assets (ROA) was 1.79% in 1997, a 9 basis point decrease from the prior year. The ROA declined because income grew at 4.5% while average assets grew at 9.4%. The return on average stockholders' equity (ROE) was 17.84%, a decrease of 110 basis points from the ROE reported in 1996. The decline in ROE occurred because average equity grew 12% while earnings grew 4.5%.

     The following table contains key performance ratios for years ended December 31:

                                             1997           1996           1995
Net income to:
  Average stockholders' equity               17.84%         19.12%         19.60%
  Average assets                              1.79%          1.88%          1.88%
  Basic earnings per common share:*          $2.37          $2.27          $2.03

* restated to give effect to 3 for 1 stock split, payable as a dividend on two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.

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

     The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

                                        1997                     1996                1995
                                 Average    Yield/       Average     Yield/    Average   Yield/
                                 Balance     Rate        Balance      Rate     Balance    Rate
Interest earning assets:
 Federal funds sold                $2,754    5.40%         $5,135     5.24%     $3,084    5.76%
 Taxable securities                31,873    5.98%         32,042     5.95%     25,591    5.64%
 Tax-exempt securities             13,262    7.36%         11,172     7.64%      9,413    8.28%
 Loans                            148,096    9.82%        130,648     9.91%    122,500    9.99%
 Total earning assets            $195,985    8.97%       $178,997     8.93%   $160,588    9.12%
Interest bearing funds:
Savings/NOW accounts              $79,104    2.79%        $76,128     2.80%    $70,057    2.61%
Time deposits                      71,093    5.71%         62,577     5.62%     54,924    5.54%
Federal funds purchased               610    5.77%              4     5.58%        105    6.43%
Total interest bearing funds:    $150,807    4.18%       $138,709     4.07%   $125,086    3.90%
Interest spread                              4.79%                    4.86%               5.22%
Net interest margin                          5.75%                    5.77%               6.08%

     Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans. Tax equivalent interest income, however, includes net loan origination fees totaling $380,000 in 1997, $451,000 in 1996, and $440,000 in 1995.

     The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                                    Year ended                             Year ended
                                            December 31, 1997 compared to         December 31, 1996 compared to
                                            Year ended December 31, 1996          Year ended December 31, 1995

                                           Amount of Increase/(Decrease)          Amount of Increase/(Decrease)
                                                 due to change in                         Due to change in
                                                                      Total                            Total
                                                                      Amount                           Amount
                                                                         Of                               Of
                                                       Average        Increase/               Average  Increase/
                                           Volume       Rate          (Decrease)  Volume       Rate    (Decrease)
Interest Income:Federal funds sold........   $ (125)        $ 4       $ (121)        $ 118     $ (27)     $ 91
Securities: Taxable.......................      (10)         10            0           364        98       462
Tax Exempt................................      160         (37)         123           146       (72)       74
Loans.....................................    1,729        (136)       1,593           814      (105)      709
Total interest income.....................  $ 1,754      $ (159)      $1,595       $ 1,442    $ (106)  $ 1,336
Interest Expense:
Interest bearing deposits:
Savings/NOW accounts......................     $ 83        $ (2)        $ 81         $ 159     $ 145     $ 304
Time......................................      478          67          545           424        45       469
Short-term borrowings.....................       34           1           35            (7)        0        (7)
Total interest expense....................    $ 595        $ 66        $ 661         $ 576     $ 190      $766
Net interest income (FTE).................  $ 1,159      $ (225)       $ 934         $ 866    $ (296)    $ 570

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

     Net interest income increased $934,000 in 1997 over the prior year due to a $1,595,000 increase in interest income partially offset by approximately $661,000 increase in interest expense. The increase in income can be attributed to an increase in average earning assets of $17,000,000. The increase in income on earning assets would have been greater had the yield not declined 7 basis points. Interest income on Fed Funds Sold decreased $121,000 due to an decrease in average balances of $2,400,000, partially offset by an increase in rates of 16 basis points. Income on taxable securities was essentially the same in both 1997 and 1996, with a slight decrease in average balances being offset with a slight increase in interest rates. Tax-exempt bonds earned $123,000 more in 1997 than the previous year. The average balance of these securities increased more than $2,000,000 while the rate declined 28 basis points. Loan interest income was $1,593,000 higher in 1997 than the previous year. The increase was due to an increase of nearly $17,500,000 in average balances, partially offset by a 9 basis point decline in rates. Loan demand was strong in 1997 and management of the Bank endeavored to meet the needs of the community by allowing the investment portfolio to decline to satisfy loan demand. Average commercial loans grew 17% and average consumer loans grew 16%.

     Interest  expense  increased  $661,000  in 1997  because  average  balances increased approximately $12,000,000 and interest rates increased 11 basis points. The interest cost for savings and NOW accounts increased $81,000 because average savings and NOW balances increased $3,000,000 while interest rates declined one basis point. Interest on certificates of deposit increased $545,000 because average time deposits increased $8,500,000 and interest rates increased 9 basis points. Savings balances increased as customers responded favorably to the tiered rate structure now being offered on money market accounts. Growth in time deposits was encouraged by competitive pricing and periodically offering special rates on specific products. Fed funds purchased increased $35,000 primarily because the average balance increased $606,000.

     In the previous year, net interest income had increased nearly $570,000. The increase in net interest income was the result of an increase in interest income of $1,336,000, partially offset by an increase in interest expense of approximately $766,000. The increase in interest income in 1996 was the result of an $18,400,000 increase in earning assets partially offset by a decrease in yields on earning assets of 19 basis points. The increase in interest expense was the result of average balances increasing $13,600,000 and interest rates increasing 17 basis points.

     In the coming year, management expects growth to continue in both loans and deposits on the assumption that the economy will remain strong. An economic decline could adversely affect growth. The interest spread and interest margin will likely continue to decline unless the Fed increases rates. The interest cost on deposits is expected to continue to rise as competition for deposits intensifies among the bank and non-bank players.

     The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

                               1997           1996           1995
As a percent of average earning assets:
Loans                         75.56%         72.99%         76.28%
Securities                    23.03%         24.14%         21.80%
Fed funds sold                 1.41%          2.87%          1.92%
Average earning assets       100.00%        100.00%        100.00%
Savings and NOW               40.36%         42.53%         43.63%
Time deposits                 36.27%         34.96%         34.20%
Fed funds purchased             .31%             0            .07%
Average interest bearing
  liabilities                 76.94%         77.49%         77.90%
Earning asset ratio           94.14%         94.08%         94.17%
Free-funds ratio              23.06%         22.51%         22.10%

Provision for Loan Losses
     The provision for loan losses increased to $486,000 in 1997 compared to $448,500 in 1996. This provision was sufficient to produce a ratio of allowance for loan loss to loans of 2.15% and a ratio of nonperforming loans to the allowance for loan loss of 31% at year end. Partially due to the growth in commercial loans, which typically carry more risk, management expects to increase the provision in the coming year. Management analysis of the adequacy of the allowance considers the portfolio mix as well as economic conditions within the Bank's market.

Non-interest Income
     Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased by approximately $160,000 (10%) in 1997 compared to the previous year. Service charge income increased $70,000 (5%) over the prior year, due to loan and deposit growth. Gain on loan sales increased $60,000 (60%). This number is very volatile as the volume of loan sales is dependent on the amount of mortgage demand and on the movement of mortgage rates. In 1997 the Bank benefited from good mortgage demand and falling mortgage rates. "Other" non-interest income increased $30,000 in 1997. Included in other non-interest income is a nonrecurring $86,000 gain on the sale of other real estate. In 1996 there was a gain of $60,000 on the sale of other real estate.

Non-interest Expense
     Non-interest interest expense increased 13.5% in 1997. The most significant component of non-interest expense is salaries and benefits expense. In 1997 salaries and benefits expense increased 15% to $3,800,000, due to the combined effects of salary increases, staffing of the trust department, and an increase in the employee profit sharing bonus.

     Occupancy expense increased $40,000 and equipment expense increased $35,000. The increase in occupancy was primarily due to increased depreciation costs as the main office and Brighton branch buildings both had major renovations that were completed during 1996 and had a full year of depreciation expense in 1997. Equipment expense increased both because maintenance and depreciation costs increased. In 1998 the Bank will change its core operating system which will require an estimated $1,200,000 investment in hardware and software that will result in an increased depreciation expense of approximately $200,000 in the coming year.

     Other expense increased $205,000 (17%). The most notable factors contributing to the increase in other expense were increases in expense related to upgrading technology and in legal fees related to the sale of other real estate, problem loans, property negotiations, and compensation plans.

     The Bank's trust department officially opened in August but incurred expenses for about three quarters of the year and lost approximately $190,000 for the year. It is anticipated that next year the trust department will lose approximately $30,000 more than it did in 1997.

     Year 2000 issues will be a focus of management's attention in the coming year. The Bank is highly dependent on technology and several applications are dependent on the software's ability to make the transition to the year 2000. The Bank has hired a consultant who has recommended actions related to year 2000 compliance. A committee is in the process of implementing these steps at this time. Other than the 1998 increased technology investments previously mentioned, management does not believe that compliance with Year 2000 will have a material effect on the Bank's financial condition.

Federal Income Tax Expense
     Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense increased $35,000 to $1,620,500 (2%) in 1997. For further information see Note 7 "Federal Income Taxes" in the Company's Consolidated Financial Statements.

Prospective Accounting Changes
     The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income" (SFAS #130) and Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS #131) in June of 1997.

     SFAS #130 establishes standards for reporting and displaying comprehensive income and its components, including but not limited to unrealized gains or losses on securities available for sale, in the financial statements. This statement is effective for both interim and annual periods beginning after December 15, 1997 with earlier application permitted. SFAS #130 will require reclassification of all prior period amounts.

     SFAS #131 establishes standards for the way that public entities report information about operating segments in financial statements. This statement is effective for both interim and annual periods beginning after December 31, 1997 with restatement of prior period information required.

Item 7a - Quantitative and Qualititative Disclosures about Market Risk Included in Management's Discussion and Analysis

Item 8 - Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data of the Company appear on pages 1 to 17 of Appendix III to the Company's definitive Proxy Statement, dated March 17, 1998, relating to the April 22, 1998 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statement
         Independent Auditors' Report
         Quarterly financial data relating to results of operations for the years ended December 31, 1997 and 1996 are reported on page 17 of Appendix III.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None



                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Election of Directors" on pages 1 through 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 1998, relating to the April 22, 1998 Annual Meeting of Shareholders, is incorporated herein by reference.


Executive Officers
     The information called for by this item is contained in Part I of this Form 10-K Report.


Item 11 - Executive Compensation

     The information set forth under the caption "Summary Compensation Table" on page 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 1998, relating to the April 22, 1998 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on page 6 and "Shareholder Return Performance Graph" on page 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 - Security  Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Ownership of Common Stock" on page 9 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 1998, relating to the April 22, 1998 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions with Management" on page 8 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 1998, relating to the April 22, 1998 Annual Meeting of Shareholders, is incorporated herein by reference.




                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Report on Form 8-K


(a)  1.  Financial Statements
           All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix III to the Registrant's Definitive Proxy Statement, dated March 17, 1998, relating to the April 22, 1998 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

       2.  Financial Statement Schedules
            Not applicable.

       3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.



(b)        Reports on Form 8-K
            No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 12, 1998.

FNBH BANCORP, INC.



/s/ Barbara D. Martin         Barbara D. Martin, President & Chief Executive
                              Officer (Principal Executive Officer)

/s/ Barbara J. Nelson         Barbara J. Nelson, Secretary/Treasurer
                              (Principal Accounting Officer)

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


Randolph E. Rudisill, Director                         /s/ Randolph E. Rudisill


W. Rickard Scofield, Director                          /s/ W. Rickard Scofield


R. Michael Yost, Director                              /s/ R. Michael Yost

                                 EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number                                                                      Page
(13)  Pages 1-17 of Appendix III to the Company's Proxy Statement for
      Annual Meeting of Shareholders to be held April 22, 1998 representing that  portion of the  Appendix incorporated by reference in Item 8 of this report. This Appendix was filed with the Commission as part of the Company's Proxy Statement and was delivered to Company shareholders in compliance with Rule 14(a)-3 of the Securities Exchange
      Act of 1934, as amended.................................................38

(21)  Subsidiaries of the Registrant..........................................40

     The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number                                         Original Filing Form and Date
3.1  Restated Articles of Incorporation        Exhibit 3.1 of Form 10, effective
     of the Registrant                         June 30, 1995 ("Form 10")

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

H.B. Realty Co................................................Michigan