Form 10-Q
period 1998-03-31
FNBH BANCORP INC
filed 1998-05-15
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,575,000 shares of the Company's Common Stock (no par value) were outstanding as of March 31, 1998.

                                      INDEX


                                                                            Page
                                                                          Number
Part I.   Financial Information (unaudited):

    Item 1.
    Interim Financial Statements:
    Consolidated Balance Sheets as of March 31, 1998 and Dec. 31, 1997.........4
    Consolidated Statements of Income, three months ended
    March 31, 1998 and 1997....................................................5
    Consolidated Statements of Stockholders' Equity and Comprehensive
    Income for three months ended March 31, 1998 and 1997......................6
    Consolidated Statements of Cash Flows for three months ended
    March 31, 1998 and 1997....................................................7
    Notes to Interim Consolidated Financial Statements.........................8

    Item 2.
    Management's Discussion and Analysis of
    Financial Condition and Results of Operations..............................9


Part II.  Other Information

    Item 6....................................................................17

    Signatures................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
---------------------------
                                                            March 31     December 31
                                                             1998            1997
                                                                             ----
Assets                                                    (unaudited)
Cash and due from banks ...............................   $ 10,636,642   $ 15,638,564
Federal funds sold ....................................      1,900,000      3,100,000
   Total cash and cash equivalents ....................     12,536,642     18,738,564

Investment securities held to maturity, net
  (fair value of $30,250,000 at
  March 31, 1998 and $30,571,000 at Dec. 31, 1997) ....     29,671,683     30,065,021
Investment securities available for sale, at fair value     13,028,220     13,026,347
Mortgage-backed securities held to maturity,
   net (fair value of $572,000 at
   March 31, 1998 and $632,000 at Dec. 31, 1997) ......        570,593        633,372
      Total investment securities .....................     43,270,496     43,724,740

Loans:
   Commercial .........................................    118,127,369    110,005,566
   Consumer ...........................................     25,582,316     24,896,572
   Real estate mortgages ..............................     23,914,913     24,108,647
      Total loans .....................................    167,624,598    159,010,785
   Less unearned income ...............................        598,838        613,444
   Less allowance for loan losses .....................      3,572,370      3,423,847
      Net loans .......................................    163,453,390    154,973,494

Bank premises and equipment - net .....................      5,736,212      4,974,412
Accrued interest and other assets .....................      4,035,837      3,903,047
Other real estate owned ...............................        335,713              0
      Total assets ....................................   $229,368,290   $226,314,257


Liabilities and Stockholders' Equity

Liabilities
Deposits:
   Non-interest bearing demand ........................   $ 39,432,588   $ 41,630,813
   NOW ................................................     22,833,984     23,699,151
   Savings and money market ...........................     63,228,678     60,839,930
   Time ...............................................     79,426,805     76,129,297
       Total deposits .................................    204,922,055    202,299,191

Accrued interest, taxes, and other liabilities ........      2,053,864      2,283,041
      Total liabilities ...............................    206,975,919    204,582,232

Stockholders' Equity
Common stock, no par value.  Authorized
     2,100,000 shares; 1,575,000 shares
     issued and outstanding at March 31,
     1998 and Dec. 31, 1997 ...........................      5,250,000      5,250,000
Retained earnings .....................................     17,130,393     16,467,201
Accumulated other comprehensive income, net ...........         11,978         14,824
      Total stockholders' equity ......................     22,392,371     21,732,025
       Total liabilities and stockholders' equity .....   $229,368,290   $226,314,257

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                             Three
                                                             months ended March 31
                                                               1998          1997
Interest income:
   Interest and fees on loans ...........................   $4,001,808   $3,299,903
   Interest and dividends on investment securities:
      U.S. Treasury securities ..........................      422,812      520,598
      Obligations of state and political subdivisions ...      189,424      173,628
   Interest on federal funds sold .......................       65,500       51,951
      Total interest income .............................    4,679,544    4,046,080

Interest expense:
   Interest on deposits .................................    1,756,357    1,480,396
   Other interest expense ...............................          666            0
      Total interest expense ............................    1,757,023    1,480,396

      Net interest income ...............................    2,922,521    2,565,684

Provision for loan losses ...............................      150,000      112,125
      Net interest income after provision for loan losses    2,772,521    2,453,559

Non-interest income:
   Service charges ......................................      372,061      380,200
    Gain (loss) on sale of loans ........................       59,430       37,839
   Other ................................................       16,401       10,308
      Total non-interest income .........................      447,892      428,347


Non-interest expense:
   Salaries and employee benefits .......................    1,041,832      916,551
   Net occupancy ........................................      132,905      141,849
   Equipment expense ....................................      115,333      108,242
   Fees .................................................       51,695       46,909
   Printing and supplies ................................       65,721       53,781
   Michigan Single Business Tax .........................       52,000       49,000
   Other ................................................      409,235      282,868
      Total non-interest expense ........................    1,868,721    1,599,200

Income before federal income taxes ......................    1,351,692    1,282,706

Federal income taxes ....................................      405,000      384,500

      Net income ........................................   $  946,692   $  898,206

Per share statistics*
   Net income ...........................................         $.60         $.57
   Dividends ............................................         $.18         $.15
   Book Value ...........................................        $14.22      $13.80

*Based on 1,575,000 shares outstanding March 31, 1998 and 1997 respectively

                        FNBH BANCORP, INC. AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                 Accumulated
                                                                                   Other
                                                   Common         Retained      Comprehensive
                                                    Stock         Earnings         Income           Total
Balances at December 31, 1996                      $5,250,000    14,308,934        38,174         19,597,108
Net income                                                          898,206                          898,206

Change in unrealized gain on debt securities
   available for sale, net of tax effect                                          (28,231)           (28,231)

Cash dividends (15 cents per share)                                (236,249)                        (236,249)

Balances at March 31, 1997                         $5,250,000    14,970,891         9,943         20,230,834

See notes to interim consolidated financial statements


                                                                                Accumulated
                                                                                   Other
                                                    Common       Retained      Comprehensive
                                                     Stock       Earnings         Income            Total
Balances at December 31, 1997                      $5,250,000    16,467,201       14,824          21,732,025

Net income                                                          946,692                          946,692
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                          (2,846)             (2,846)

Cash dividends (18 cents per share)                                (283,500)                        (283,500)

Balances at March 31, 1998                         $5,250,000    17,130,393       11,978          22,392,371

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited

                                                                               Three months ended March 31
                                                                                    1998          1997
 Cash flows from operating activities:
   Net income .............................................................   $    946,692    $    898,206
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ...........................................        150,000         112,125
      Depreciation and amortization .......................................        110,767         102,191
      Net amortization on investment securities ...........................          6,144           9,425
      Loss on disposal of equipment .......................................            725               0
      Gain on sale of loans ...............................................        (59,430)        (37,839)

      Proceeds from sale of loans .........................................      3,160,461       3,222,628
      Origination of loans held for sale ..................................     (3,727,477)     (3,262,950)
      Increase in accrued interest income and other assets ................       (468,503)        (75,314)
      Increase (decrease) in accrued interest, taxes, and other liabilities       (227,677)        124,687

         Net cash provided by (used in) operating activities ..............       (108,298)      1,093,159

Cash flows from investing activities:
   Purchases of available for sale securities .............................     (2,006,021)       (995,781)

   Proceeds  from maturities and calls of available for sale securities ...      2,000,000       3,000,000
   Proceeds from mortgage-backed securities paydowns-available for sale ...              0           2,872
   Purchases of held to maturity securities ...............................     (1,612,814)     (3,953,769)
   Proceeds from maturities and calls of held to maturity securities ......      2,000,000               0

   Proceeds from mortgage-backed securities paydowns-held to maturity .....         62,589         184,140
   Net increase in loans ..................................................     (8,003,450)     (5,404,310)
   Capital expenditures ...................................................       (873,292)        (75,833)
         Net cash used in investing activities ............................     (8,432,988)     (7,242,681)

Cash flows from financing activities:
   Net increase in deposits ...............................................      2,622,864       2,984,296
   Dividends paid .........................................................       (283,500)       (236,250)
         Net cash provided by financing activities ........................      2,339,364       2,748,046

 Net decrease in cash and cash equivalents ................................     (6,201,922)     (3,401,476)

Cash and cash equivalents at beginning of year ............................     18,738,564      13,569,216

Cash and cash equivalents at end of period ................................   $ 12,536,642    $ 10,167,740

Supplemental disclosures:
   Interest paid ..........................................................   $  1,742,381    $  1,480,372
   Loans transferred to other real estate .................................        335,713            --
   Loans charged off ......................................................         15,926          84,360

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1998, and consolidated results of operations for the three months ended March 31, 1998 and 1997 and consolidated cash flows for the three months ended March 31, 1998 and 1997.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1997 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $881,000 at March 31, 1998 and $1,058,000 at December 31, 1997. (See Management's Discussion and Analysis of financial condition and results of operations).

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months ended March 31, 1998 and 1997, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                                                  First Quarter
except per share data)                                                  1998        1997
                                                                        ----        ----
Net income                                                               $  947      $  898

Net Income per Share                                                   60 cents     57 cents

Net income of $947,000 for the three months ended March 31, 1998 increased 5% from the amount reported for the same period of the prior year. Contributing to the improvement in earnings was an increase of $357,000 (14%) in net interest income. This increase is the result of the Bank's growth in commercial loans as well as an increase in the Bank's interest margin of 12 basis points. Additionally, non-interest income increased approximately $20,000 in the first quarter of 1998 compared to the same period last year. The increase in income would have been greater if non-interest expense had not increased $270,000 (17%).

Net Interest Income                                                   First Quarter
(in thousands)                                                     1998          1997
Interest Income                                                   $4,680       $4,046
Interest Expense                                                   1,757        1,480

Net Interest Income                                             $ 2,923        $2,566

The Company's 1998 first quarter net interest income increased $357,000. The following table illustrates some of the factors contributing to the increase in net interest income for the first quarter.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             March 31, 1998 and 1997

                                          ---------------First Quarter Averages----------------
                                                1998                                1997
                                                ----                                ----
                                       Average                         Average
                                       Balance    Interest    Rate     Balance     Interest   Rate
Assets:
Fed funds sold                         $ 4,827    $  65.5     5.43%    $ 3,988     $ 51.9    5.21%
Securities:  Taxable                    28,599      422.8     6.03      35,043      520.7    5.94%
             Tax-exempt(1)              14,600      262.7     7.20%     13,005      242.9    7.47%
Loans(2)(3)                            163,176    4,006.1     9.84%    137,484    3,304.8    9.64%

Total earning assets/total
interest income                        211,202   $4,757.1     9.04%    189,520   $4,120.3    8.71%

Cash & due from banks                   8,333                            7,071
All other assets                        9,418                            8,451
Allowance for loan loss                (3,500)                          (3,366)

   Total assets                      $225,453                         $201,676

Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts              $  86,399    $  636.4     2.99%   $ 82,114   $  554.7    2.74%
Time                                   78,277     1,119.9     5.80%     67,090      925.7    5.60%
Fed funds purchased                        45          .7                    0          0      -
Total interest bearing
liabilities/total interest expense    164,721   $ 1,757.0     4.33%    149,204   $1,480.4    4.02%
Non-interest bearing deposits          36,618                           30,932
All other liabilities                   1,955                            1,611
Shareholders' Equity                   22,159                           19,929
Total liabilities and
   shareholders' equity              $225,453                         $201,676
Interest spread                                               4.71%                          4.69%
Net interest income-FTE                         $ 3,000.1                        $2,639.9
Net interest margin                                           5.66%                          5.54%

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computation above, non-accrual loans are not included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $153,000 in 1998 and $75,000 in 1997.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $637,000 in the first quarter of 1998 compared to that of 1997. Income from the sale of Fed Funds increased nearly $14,000 both because average balances were $839,000 higher than the prior year and because yields increased 22 basis points.

In the first quarter, income on taxable securities decreased approximately $98,000 because the average balance decreased $6,400,000 although the rate earned increased 9 basis points. Income from tax-exempt securities increased $20,000 even though the yield fell 27 basis points because the average balance increased approximately $1,600,000.

For the first quarter of this year, tax equivalent loan interest was $701,000 higher than the same period in 1997 due to an increase in average balances of nearly $26,000,000 and an increase in rates of 20 basis points. The increase in rates was primarily due to the $78,000 increase in loan origination fees. The growth in loans was primarily in commercial loans where average balances increased approximately $22,000,000 (24%). Average consumer loans increased nearly $3,000,000 (13%). A strong local economy and marketing efforts by the Bank have contributed to loan growth in the commercial and consumer markets. Average real estate mortgage loans increased $849,000 (4%). This moderate growth is due to the Bank's policy of selling fixed rate mortgage loans with fifteen year and longer maturities. The Bank sold more than $3,000,000 in mortgage loans during the first quarter of 1998.

Interest Bearing Liabilities/Interest Expense
In the first quarter of 1998, interest expense increased approximately $277,000 due to an increase in average balances of approximately $15,500,000 and an increase in rates of 21 basis points. Savings and NOW interest expense increased $82,000 because average balances increased $4,200,000 and rates increased 25 basis points. Interest on time deposits increased $194,000 in 1998 over the prior year. Balances increased $11,000,000 and the rate paid on time deposits increased 20 basis points in the first quarter of 1998 from that of 1997. The deposit growth was principally the result of the Bank's marketing efforts to increase its share of Livingston County deposits.


Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. The Bank's average liquidity ratio was 22.3% in 1997 and averaged 19.4% for the first three months of 1998.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to approximately $16,000,000 at March 31, 1998 compared to $15,000,000 at December 31, 1997, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first three months of the year, the Fed Funds Sold balances averaged approximately $5,000,000 and the Fed Funds Purchased balance average $45,000. The Bank's policy requires all purchases of Fed Funds to be approved by senior management so that liquidity needs are known. The Bank has recently purchased stock in the Federal Home Loan Bank of Indianapolis where it has a line of credit available which offers increased liquidity to the Bank. The line available currently is $13,000,000 and the Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. In addition, management may look to "available for sale" securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity

(dollars in thousands)                            0-3         4-12          1-5            5+
                                                Months       Months        Years         Years        Total
Assets:
   Loans...................................     $63,900      $33,366       $61,905      $ 6,774     $165,945
   Securities..............................       7,290       17,401         7,192       11,387       43,270
   Fed funds...............................       1,900                                                1,900
   Other assets............................      ______       ______        ______       18,253       18,253
      Total assets.........................     $73,090      $50,767       $69,097      $36,414     $229,368

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW...................     $37,471      $13,620       $45,952      $28,452     $125,495
   Time....................................      19,570       34,157        25,647           53       79,427
   Other liabilities and equity............      ______       ______        ______       24,446       24,446
      Total liabilities and equity.........     $57,041      $47,777       $71,599      $52,951     $229,368

Rate sensitivity gap and ratios:
   Gap for period..........................     $16,049       $2,990       $(2,502)   $(16,537)
   Cumulative gap..........................      16,049       19,039        16,537

Cumulative rate sensitive ratio............        1.28         1.18          1.09         1.00
Dec. 31, 1997 rate sensitive ratio.........        1.27         1.16          1.09         1.00

Given the asset sensitive position of the Bank at March 31, 1998, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $300,000, while a similar increase in rates would cause net interest income to increase by a like amount. As noted above, the entire balance of savings, NOW and MMDAs is not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                                      First Quarter
(in thousands)                                               1998         1997
         Total                                               $150         $112

The provision for loan losses increased $38,000 in the first quarter of 1998 compared to the prior year. In March of 1998, the allowance for loan loss as a percent of loans was 2.13%, down from 2.39% a year earlier, and 2.15% at December 31, 1997. For the first three months of 1998, the Bank had net charge offs of $2,000, compared with net charge offs of $60,000 last year. Non-accrual, past due 90 days, and renegotiated loans were .53% and 1.05% of total loans outstanding at March 31, 1998 and 1997 respectively and .67% of total loans at December 31, 1997.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $3,400,000 at March 31, 1998, compared to $3,100,000 at December 31, 1997, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $2,800,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. The majority of the impaired balance relates to one borrower whose loan is well collateralized. Any loss that might occur from it is not expected to have a material impact on the Company's financial condition or results of operation.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $3,300,000 had specific reserves calculated in accordance with SFAS No. 114 of $400,000 at March 31, 1998.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at March 31, 1998 compared to December 31, 1997. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection.

Nonperforming Assets                                         Quarter Ended                  Year Ended
(in thousands)                                                March 31, 1998             December 31, 1997
Non-accrual loans                                                 $713                         $809
90 days or more past due and still accruing                        168                          249
         Total nonperforming loans                                 881                        1,058
Other real estate                                                  336                            0
         Total nonperforming assets                             $1,217                       $1,058

Nonperforming loans as a percent of total loans                   .53%                         .67%
Nonperforming assets as a percent of total loans                  .73%                         .67%
Nonperforming loans as a percent of the loan loss reserve          25%                          31%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 1998 and 1997.

                                                       Year to date          Year to date
Loans:                                                 March 31, 1998       March 31, 1997

   (dollars in thousands)
   Average daily balance of loans for the year to date    163,176          137,484
   Amount of loans, net of unearned income,
   outstanding at the end of the quarter .............    167,026          141,490
Allowance for loan losses:
   Balance at beginning of year ......................      3,424            3,335

   Loans charged off:

      Real Estate Mortgage ...........................          0                0
      Commercial .....................................         11               39
      Consumer .......................................          5               45
         Total charge-offs ...........................         16               84
   Recoveries of loans previously charged off:
      Real Estate Mortgage ...........................          0                1
      Commercial .....................................          6               13
      Consumer .......................................          8               10
         Total recoveries ............................         14               24


Net loans charged off ................................          2               60

Additions to allowance charged to operations .........        150              112
         Balance at end of quarter ...................   $  3,572         $  3,387

Ratios:
  Net loans charged off (annualized) to average
  loans outstanding ..................................        .01%            .17%
  Allowance for loan losses to loans outstanding .....       2.13%           2.39%

Nonperforming loans have decreased in 1998 compared to the prior year, although non-performing assets have increased due to the foreclosure of a piece of commercial real estate. Management is pursuing sale of this property. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

Non-interest Income                                                   First Quarter
(in thousands)                                                     1998          1997
Total                                                              $448          $428

Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets, increased by nearly $20,000 (5%) in the first quarter of 1998 compared to the same period in the previous year. Service charge income declined slightly. Gains from loan sales increased more than $20,000 (57%). The volume of loans sold was nearly identical but the rate of return was better in the low interest rate environment of this year.

Non-interest Expense                                              First Quarter
(in thousands)                                                 1998          1997
Total                                                          $1,869       $1,599

Non-interest expense increased $270,000 (17%) in the first quarter of 1998 compared to the same period last year. Contributing to this increase were increases of $125,000 (14%) in salaries and benefits, and an approximately $142,000 increase in other expense. There was a slight decrease in occupancy expense and a slight increase in equipment expense which offset each other. Both building and equipment expenses are expected to increase as the year progresses. Building cost will increase as a new branch is constructed in Brighton. Equipment cost will escalate as the Bank's core computer system is changed and an extensive local and wide area network is engineered. Salaries increased due to normal salary increases and because the Bank added a Trust Department. In other expense, advertising expense is $35,000 higher than last year due to costs related to producing television ads. Computer service fees increased $30,000 over last year due to costs related to implementing a new computer system.

Income Tax Expense                                                  First Quarter
(in thousands)                                                    1998         1997
         Total                                                    $405         $385

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                                March 31, 1998                 December 31, 1997
Shareholders' Equity*                                 $22,380                        $21,717
Ratio of Equity to Total Assets                        9.76%                          9.60%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $12,000 at March 31, 1998 and $15,000 at December 31, 1997.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $663,000 (3%) during the first three months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $283,500.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at March 31, 1998 was 12.73%, and total risk-based capital was 13.98%. At March 31, 1997 these ratios were 14.95% and 16.20% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 9.18% at March 31, 1998 and 10.01% in 1997. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In the first quarter, the Company has spent approximately $800,000 on hardware and software and will likely spend an additional $500,000 on various technology needs as the year progresses. In addition, the Bank is requesting regulatory approval to establish a new branch in the northwest part of Brighton. Included in other assets is approximately $1,000,000 paid for an option to purchase a tract of land in northwest Brighton. In June the Company is expected to exercise the option to purchase 18 acres of land on which the facility will be built. Exercise of the option will cost the Company $3,000,000. The Company currently has listed for sale a substantial portion of the acreage. These projects will be financed from internally generated funds.


Year 2000 issues are an important focus of management's attention. The Bank is highly dependent on technology and several applications are dependent on the software's ability to make the transition to the Year 2000. The Bank has hired a consultant who has recommended actions related to Year 2000 compliance. A committee is in the process of implementing these steps at this time. Software that is Year 2000 sensitive has been identified. Testing is ongoing and will continue into the second and third quarter of this year. Other than the technology investments mentioned above, management does not believe that compliance with Year 2000 will have a material effect on the Company's financial condition. The Bank has analyzed significant vendors and customers Year 2000 readiness and has determined that any failures they may have will not have a material effect on the Company.

Accounting Standards
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components, including but not limited to unrealized gains or losses on securities available for sale, in the financial statements. This statement was effective for both interim and annual periods beginning after December 15, 1997 with earlier application permitted. SFAS 130 requires reclassification of all prior period amounts.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
131). SFAS 131 establishes standards for the way that public entities report information about operating segments in financial statements. This statement is effective for annual reporting for 1998 calendar year entities. Although this statement applies to interim financial statements, interim reporting is not required in the initial year of application.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier adoption encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

       There are none applicable.

(b) Reports on Form 8-K:
       There were no reports on Form 8-K filed during the first quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer




                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Secretary/Treasurer




DATE:  May 8, 1998