Form 10-Q
period 1998-06-30
FNBH BANCORP INC
filed 1998-08-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,575,000 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 1998.

                                      INDEX


                                                                            Page
                                                                          Number
Part I.   Financial Information (unaudited):

  Item 1.
  Interim Financial Statements:
  Consolidated Balance Sheet as of June 30, 1998 and Dec. 31, 1997.............4
  Consolidated Statements of Income, three months ended June 30, 1998 and 1997, and six months ended June 30, 1998 and 1997........................5
  Consolidated  Statement of Shareholders' Equity and Comprehensive
  Income for six months ended June 30, 1998....................................6
  Consolidated Statements of Cash Flows for six months ended
  June 30, 1998 and 1997.......................................................7
  Notes to Interim Consolidated Financial Statements...........................8

  Item 2.
  Management's Discussion and Analysis of
  Financial Condition and Results of Operations................................9

  Item 3.
  Quantitative and Qualitative Disclosures about Market Risk..................20

Part II.  Other Information

  Item 4......................................................................20

  Item 6......................................................................21

  Signatures..................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY


Consolidated Balance Sheets                                                June 30       December 31
                                                                            1998             1997
Assets                                                                    (unaudited)
Cash and due from banks ..............................................   $ 12,652,210   $ 15,638,564
Federal funds sold ...................................................      1,200,000      3,100,000
                                                                         ------------   ------------
   Total cash and cash equivalents ...................................     13,852,210     18,738,564

Investment securities held to maturity, net (fair value of $27,540,000
   at June 30, 1998 and $30,571,000 at Dec. 31, 1997) ................     26,953,957     30,065,021
Investment securities available for sale, at fair value ..............      9,024,810     13,026,347
Mortgage-backed securities held to maturity, net (fair value of
   $984,000 at June 30, 1998 and $632,000 at Dec. 31, 1997) ..........        985,900        633,372
                                                                          -----------   ------------
      Total investment securities ....................................     36,964,667     43,724,740

Loans:
   Commercial ........................................................    131,792,622    110,005,566
   Consumer ..........................................................     25,926,259     24,896,572
   Real estate mortgages .............................................     23,355,942     24,108,647
                                                                         ------------   ------------
      Total loans ....................................................    181,074,823    159,010,785
   Less unearned income ..............................................        605,121        613,444
   Less allowance for loan losses ....................................      3,702,785      3,423,847
                                                                         ------------   ------------
      Net loans ......................................................    176,766,917    154,973,494

 Premises and equipment - net ........................................      9,925,813      4,974,412
Accrued interest and other assets ....................................      3,060,858      3,903,047
Other real estate owned ..............................................        275,713              0
                                                                         ------------   ------------
      Total assets ...................................................   $240,846,178   $226,314,257
                                                                         ============   ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand .......................................   $ 47,704,929   $ 41,630,813
   NOW ...............................................................     22,667,539     23,699,151
   Savings and money market ..........................................     65,370,401     60,839,930
   Time ..............................................................     80,310,009     76,129,297
                                                                        -------------   ------------
      Total deposits .................................................    216,052,878    202,299,191

Accrued interest, taxes, and other liabilities .......................      1,579,716      2,283,041
                                                                        -------------   ------------
      Total liabilities ..............................................    217,632,594    204,582,232

Shareholders' Equity*
Common stock, no par value.  Authorized 4,200,000 shares; 1,575,000
shares issued and outstanding at June 30, 1998 and Dec. 31, 1997 .....      5,250,000      5,250,000
Retained earnings ....................................................     17,953,384     16,467,201
Accumulated other comprehensive income, net ..........................         10,200         14,824
                                                                         ------------   ------------
      Total stockholders' equity .....................................     23,213,584     21,732,025

      Total liabilities and stockholders' equity                         $240,846,178   $226,314,257
                                                                         ============   ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY


Consolidated Statements of Income
Unaudited                                                  Three Months Ended June        Six Months Ended June
                                                              1998          1997          1998          1997
Interest income:
   Interest and fees on loans                               $4,267,024    $3,510,183    $8,268,832     $6,810,086
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                      383,088       486,837       805,900      1,007,435
      Obligations of state and political subdivisions          196,705       172,836       386,129        346,464
      Other securities                                          16,822         1,328        16,822          1,328
   Interest on federal funds sold                               43,541         5,694       109,041         57,645
                                                             ---------     ---------     ---------      ---------
      Total interest income                                  4,907,180     4,176,878     9,586,724      8,222,958
                                                             ---------     ---------     ---------      ---------

Interest expense:
   Interest on deposits                                      1,796,380     1,505,860     3,552,737      2,986,256
   Other interest expense                                        6,156        21,492         6,822         21,492
                                                             ---------     ---------     ---------      ---------
      Total interest expense                                 1,802,536     1,527,352     3,559,559      3,007,748
                                                             ---------     ---------     ---------      ---------

      Net interest income                                    3,104,644     2,649,526     6,027,165      5,215,210

Provision for loan losses                                      150,000       112,125       300,000        224,250
                                                             ---------     ---------     ---------      ---------
      Net interest income after provision for loan losses    2,954,644     2,537,401     5,727,165      4,990,960
                                                             ---------     ---------     ---------      ---------

Non-interest income:
   Service charges                                             400,656       386,069       772,717        766,269
   Gain on sale of securities                                        0         1,546             0          1,546
   Gain on sale of loans                                        80,044        34,316       139,474         72,155
   Other                                                        20,504         8,946        36,905         19,254
                                                               -------       -------       -------        -------
      Total non-interest income                                501,204       430,877       949,096        859,224
                                                               -------       -------       -------        -------
Non-interest expense:

   Salaries and employee benefits                            1,076,685       895,682     2,118,517      1,812,233
   Net occupancy                                               147,303       129,578       280,208        271,427
   Equipment expense                                           146,665       109,638       261,998        217,880
   Fees                                                         73,118       143,021       124,813        189,930
   Printing and supplies                                        41,498        67,933       107,219        121,714
   Michigan Single Business Tax                                 43,500        39,100        95,500         88,100
   Other                                                       367,588       382,104       776,823        664,972
                                                             ---------     ---------     ---------      ---------
      Total non-interest expense                             1,896,357     1,767,056     3,765,078      3,366,256
                                                             ---------     ---------     ---------      ---------

Income before federal income taxes                           1,559,491     1,201,222     2,911,183      2,483,928

Federal income taxes                                           453,000       353,000       858,000        737,500
                                                            ----------     ---------    ----------     ----------

      Net income                                            $1,106,491    $  848,222    $2,053,183     $1,746,428
                                                            ==========    ==========    ==========     ==========
Per share statistics*
   Basic EPS                                                    $  .70          $.54         $1.30          $1.11
   Diluted EPS                                                  $  .70          $.54         $1.30          $1.11
   Dividends                                                    $  .18          $.15        $  .36         $  .30
   Book Value                                                   $14.74        $13.24        $14.74         $13.24

*Based on 1,575,000 shares outstanding in all time periods.

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                     Accumulated
                                                                                     Other
                                                  Common         Retained            Comprehensive
                                                   Stock         Earnings            Income             Total
Balances at December 31, 1996                      $5,250,000    14,308,934            38,174            19,597,108

 Net income                                                       1,746,428                               1,746,428
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                              (17,651)              (17,651)
Cash dividends (30 cents per share)                                (472,500)                               (472,500)


Balances at June 30, 1997                          $5,250,000    15,582,862            20,523            20,853,385

See notes to interim consolidated financial statements


                                                                                 Accumulated
                                                                                 Other
                                                   Common         Retained       Comprehensive
                                                    Stock         Earnings       Income              Total
Balances at December 31, 1997                      $5,250,000    16,467,201      14,824              21,732,025

Net income                                                        2,053,183                            2,053,183
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                         (4,624)                  (4,624)
Cash dividends (36 cents per share)                                (567,000)                            (567,000)


Balances at June 30, 1998                          $5,250,000    17,953,384      10,200               23,213,584

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                           Six months ended June 30
                                                                                      1998             1997
Cash flows from operating activities:
   Net income ..................................................................   $  2,053,183    $  1,746,428

   Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses ................................................        300,000         224,250
      Depreciation and amortization ............................................        247,042         208,695
      Net amortization on investment securities ................................         15,534          18,330
      Loss on disposal of equipment ............................................            723             718
      Gain on sale of loans ....................................................       (139,574)        (72,155)
      Gain on sale of securities ...............................................              0          (1,546)
      Proceeds from sale of loans ..............................................     11,276,972       4,825,189
      Origination of loans held for sale .......................................    (11,493,348)     (4,784,694)
      Decrease in accrued interest income and other assets .....................        566,476          78,067
      Increase (decrease) in accrued interest, taxes, and other liabilities ....       (700,975)        105,215
                                                                                   ------------    ------------
         Net cash provided by operating activities .............................      2,126,033       2,348,497
                                                                                   ------------    ------------

Cash flows from investing activities:
   Purchases of available for sale securities ..................................     (2,006,021)       (995,781)
   Proceeds from sales of available for sale securities ........................              0       4,001,563
   Proceeds  from maturities and calls of available for sale securities ........      6,000,000       4,000,000
   Proceeds from mortgage-backed securities paydowns-available for sale ........              0           6,372
   Purchases of held to maturity securities ....................................     (2,636,291)     (4,555,522)
   Proceeds from maturities and calls of held to maturity securities ...........      5,290,000         500,000
   Proceeds from mortgage-backed securities paydowns-held to maturity ..........         89,878         207,347
   Net increase in loans .......................................................    (21,737,473)    (11,482,899)
   Capital expenditures ........................................................     (5,199,167)       (166,615)
                                                                                   ------------    ------------
         Net cash used in investing activities .................................    (20,199,074)     (8,485,535)
                                                                                   ------------    ------------

Cash flows from financing activities:
   Net increase in deposits ....................................................     13,753,687       3,063,347
   Dividends paid ..............................................................       (567,000)       (472,500)
                                                                                   ------------    ------------
         Net cash provided by financing activities .............................     13,186,687       2,590,847
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................................     (4,886,354)     (3,546,191)

Cash and cash equivalents at beginning of year .................................     18,738,564      13,569,216
                                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................................   $ 13,852,210    $ 10,023,025
                                                                                   ============    ============
Supplemental disclosures:
   Interest paid ...............................................................   $  3,551,715    $  2,949,393
   Federal income taxes paid ...................................................        915,000         600,000
   Loans transferred from other real estate ....................................        335,713          38,600
   Loans charged off ...........................................................         66,945          95,899

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1998, and consolidated results of operations for the three months and six months ended June 30, 1998 and 1997 and consolidated cash flows for the six months ended June 30, 1998 and 1997.

2. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1997 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,057,000 at June 30, 1998 and $1,058,000 at December 31, 1997. (See Management's Discussion and Analysis of financial condition and results of operations).

6. The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects dilution if options to issue common stock were exercised or converted into common stock.

Item 2.


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

This report includes certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in business areas in which the Company operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, acquisitions and integration of acquired businesses.

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 1998 and 1997, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands          Second Quarter                             Year-to-Date
except per share data)          1998         1997                       1998           1997
                                ----         ----                       ----           ----
Net income                    $1,106          $848                    $2,053         $1,746
Net Income per Share           $ .70         $ .54                    $1.30           $1.11

Net income for the three months ended June 30, 1998 increased approximately $258,000 (30%) over the amount reported for the same period last year. Contributing to this increase were quarterly increases in net interest income of approximately $455,000 (17%) as well as increases in non-interest income of approximately $70,000 (16%). However, there were also increases of approximately $129,000 (7%) in non-interest expense, $38,000 (16%) in the loan loss provision, and $100,000 (28%) in the federal income tax accrual. Net income for the first half of the year increased $307,000 (18%) compared to the same period last year. Contributing to this increase was an increase of $812,000 (16%) in net interest income and a $90,000 (10%) increase in non-interest income, partially offset by increases of $399,000 (12%) in non-interest expense, $76,000 (34%) in the loan loss provision, and $120,000 (16%) in federal tax accruals.

Net Interest Income              Second Quarter                            Year-to-Date
(in thousands)                 1998         1997                        1998           1997
                               ----         ----                        ----           ----
Interest Income               $4,907         $4,177                     $9,587         $8,223
Interest Expense               1,802          1,527                      3,560          3,008
                              ------          -----                      -----          -----
Net Interest Income           $3,105         $2,650                     $6,027         $5,215

The Company's 1998 second quarter net interest income increased $455,000 (17%) when compared with the same period in the prior year, while net interest income for the year to date was $812,000 (16%) higher than that of 1997. The following table illustrates some of the factors contributing to the increase in net interest income for the period and for the year to date.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             June 30, 1998 and 1997

                                              ---------------Second Quarter Averages----------------
                                                     1998                                   1997
                                      Average                                Average
                                      Balance       Interest      Rate       Balance      Interest      Rate
Assets:
Fed funds sold                        $    3,165    $    43.5     5.43%      $    422     $    5.7      5.35%
Securities:  Taxable                      26,233        399.9     6.10%        32,724        488.1      5.97%
                   Tax-exempt(1)          15,325        272.9     7.12%        13,074        240.9      7.37%
Loans(2)(3)                              173,449      4,272.3     9.74%       145,205      3,587.6      9.77%

Total earning assets/total
interest income                          218,172     $4,988.6     9.05%       191,425     $4,322.3      8.95%

Cash & due from banks                      9,099                                7,458
All other assets                          11,090                                8,349
Allowance for loan loss                   (3,656)                              (3,471)

   Total assets                         $234,705                             $203,761

Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $  87,383    $   653.4     3.00%     $  76,848    $   515.8      2.69%
Time                                      79,830      1,143.0     5.74%        70,008        990.1      5.67%
Purchased funds                              426          6.1     5.66%         1,493         21.5      5.69%

Total interest bearing
liabilities/total interest expense       167,639    $ 1,802.5     4.31%       148,349     $1,527.4      4.13%


Non-interest bearing deposits             42,277                               33,239
All other liabilities                      2,003                                1,527
Shareholders' Equity                      22,786                               20,646

Total liabilities and
   shareholders' equity                 $234,705                             $203,761

Interest spread                                                   4.74%                                 4.82%

Net interest income-FTE                             $ 3,186.1                            $ 2,794.9

Net interest margin                                               5.75%                                 5.75%

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115. For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

    (3) Interest on loans includes origination fees totaling $138,000 in 1998 and $72,000 in 1997.

                                              ----------------Year to Date Averages-----------------
                                                     1998                                    1997
                                     Average                               Average
                                     Balance        Interest      Rate     Balance        Interest     Rate
Assets:
Fed. funds sold                      $    3,991     $    109.0    5.43%    $    2,195   $     57.6     5.22%
Securities:  Taxable                     27,402          822.7    6.05%        33,874      1,008.8     5.96%
                   Tax-exempt(1)         14,964          535.6    7.16%        13,040        483.7     7.42%
Loans(2)(3)                             168,341        8,278.4    9.80%       141,366      6,820.1     9.63%

Total earning assets/total
interest income                         214,698      $ 9,745.7    9.06%       190,475     $8,370.2     8.77%

Cash & due from banks                     8,718                                 7,266
 All other assets                        10,261                                 8,411
Allowance for loan loss                  (3,578)                               (3,419)

   Total assets                        $230,099                            $  202,733

Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $ 86,893    $   1,289.9    2.99%    $   79,466    $ 1,070.5     2.72%
Time                                     79,058        2,262.9    5.77%        68,557      1,915.7     5.64%
Purchased funds                             237            6.8    5.73%           751         21.5     5.69%


Total interest bearing
liabilities/total interest expense      166,188    $   3,559.6    4.32%       148,774     $3,007.7     4.08%

Non-interest bearing deposits            39,462                                32,092
All other liabilities                     1,979                                 1,673
Shareholders' Equity                     22,470                                20,194

Total liabilities and
  shareholders' equity                 $230,099                             $ 202,733

Interest spread                                                   4.74%                                4.69%

Net interest income-FTE                             $  6,186.1                            $5,362.5

Net interest margin                                               5.71%                                5.59%

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $291,000 in 1998 and $147,000 in 1997.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $666,000 in the second quarter of 1998 compared to that of 1997. Improved earning asset yields combined with a $28,000,000 (19%) growth in average loan balances led to the net interest income growth. Commercial loan originations exceeded $33,500,000 this quarter compared to $29,000,000 in the same quarter a year ago. Origination fees increased $66,000 compared to the second quarter of last year. The growth in the loan portfolio has been funded by deposit growth and by a reduction in the security portfolio. The change in mix in the composition of the Bank's earning assets has resulted in an increase in the yield on earning assets. Management is committed to continuing to meet the credit needs of the community and will continue to promote deposit growth to do so. In addition, the Bank has a line of credit available at the Federal Home Loan Bank to fund loan growth if deposits are insufficient. Possible growth in net interest income over the near term is expected to be reduced by the acquisition in June, 1998 of a $4,000,000 parcel of land, a non-earning asset, as discussed elsewhere.

For the first half of the year, tax equivalent net interest income increased $824,000. Again, the increase was primarily attributable to loan growth. Loan interest income increased $1,460,000, with average balances up $27,000,000 and yields increased 17 basis points. The growth in loans was primarily in the commercial sector where average balances increased approximately $24,000,000 (25%) for the year. Average consumer loans increased $2,400,000 (11%). Average mortgage loans increased $650,000 (3%). This moderate mortgage loan growth is due to the Bank's policy of selling fixed rate mortgage loans with fifteen year and longer maturities. The Bank sold $10,400,000 in mortgage loans during the first half of 1998. For the first six months of the year, income on taxable securities decreased $186,000 from that earned the prior year due to a $6,500,000 decrease in average balances although the yields earned increased by 9 basis points. Income on tax-exempt securities was $52,000 higher than the first half of 1997. Rates declined 26 basis points while average balances increased $1,900,000.


Interest Bearing Liabilities/Interest Expense
In the second quarter of 1998, interest expense increased $275,000 both due to an increase in rates of 18 basis points and an increase in average balances of $19,300,000. Savings and NOW interest expense increased $138,000 because balances increased $10,500,000 and rates increased 31 basis points. Interest on time deposits increased $153,000 in the second quarter of 1998 over the prior year. Balances increased $9,800,000 and the rate paid on time deposits increased 7 basis points compared to that of 1997. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits. The increase in rates on certificates reflects prevailing trends in the market.

In the first half of the year, interest expense was $552,000 higher than 1997 both due to average balances of interest bearing liabilities increasing $17,400,000 and the average rate increasing 24 basis points. Savings and NOW interest expense increased $219,000 because balances increased $7,400,000 and the interest rate increased 27 basis points. Interest on time deposits increased $347,000 because the balance increased $10,500,000 and the rate increased 13 basis points

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a 15% liquidity ratio. As of June 30, the Bank's liquidity ratio was 15.5%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $16,600,000 at June 30, 1998, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first half of the year, Fed Funds sold balances averaged nearly $4,000,000 while purchased funds averaged $237,000. In addition, the Bank purchased stock in the Federal Home Loan Bank of Indianapolis in the first quarter of this year. As a result, the Bank has a $13,000,000 line of credit currently available. The Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. Also impacting the Bank's liquidity was a $4,000,000 purchase of land. Part of this land will be used to build a branch, but a substantial portion of the land is expected to be sold. When it is sold, the cash generated will improve the Bank's liquidity ratio. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

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

Interest Rate Sensitivity
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years        Total
Assets:
   Loans......................................  $76,060      $30,863       $67,199      $ 6,348     $180,470
   Securities.................................    9,135        9,950         6,989       10,891       36,965
   Fed funds..................................    1,200                                                1,200
   Other assets...............................                                           22,211       22,211

      Total assets............................  $86,395      $40,813       $74,188      $39,450     $240,846

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW......................  $39,260      $15,266       $52,665      $28,552     $135,743
   Time.......................................   20,807       35,709        23,457          337       80,310
   Other liabilities and equity...............                                           24,793       24,793

      Total liabilities and equity............  $60,067      $50,975       $76,122      $53,682     $240,846

Rate sensitivity gap and ratios:
   Gap for period.............................  $26,328    $ (10,162)      $(1,934)    $(14,232)
   Cumulative gap.............................   26,328       16,166        14,232

Cumulative rate sensitive ratio...............     1.44         1.15          1.08         1.00
Dec. 31, 1997 rate sensitive ratio............     1.27         1.16          1.09         1.00

Given the asset sensitive position of the Bank at June 30, 1998, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $250,000, while a similar increase in rates would cause net interest income to increase by a like amount. In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses             Second Quarter                            Year-to-Date
(in thousands)                      1998         1997                          1998        1997
         Total                      $150         $112                          $300        $224

The provision for loan losses increased $38,000 in the second quarter of 1998 compared to the prior year. Year to date the provision has increased $76,000. In June of 1998, the allowance for loan loss as a percent of loans was 2.05%, compared to 2.39% a year earlier and 2.15% at December 31, 1997. For the first six months of 1998, the Bank had net charge offs of $21,000, the same amount it had in the first half of 1997. Non-accrual, past due 90 days, and renegotiated loans were .58% and 1.41% of total loans outstanding at June 30, 1998 and 1997 respectively and .67% of total loans at December 31, 1997.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $3,900,000 at June 30, 1998, compared to $3,100,000 at December 31, 1997 and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and, at June 30, 1998, $3,200,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis. The majority of the impaired balance relates to one borrower whose loan is considered to be well collateralized. Any loss that might occur from it is not expected to have a material impact on the Company's financial condition or results of operations.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $3,700,000 had specific reserves calculated in accordance with SFAS No. 114 of $500,000 at June 30, 1998.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at June 30, 1998 compared to December 31, 1997. The loans categorized as ninety days past due are all well secured and in the process of collection.

Nonperforming Assets                                        Quarter Ended          Year Ended
(in thousands)                                              June 30, 1998        December 31, 1997
Non-accrual loans                                              $1,023                       $809
90 days or more past due and still accruing                        34                        249

         Total nonperforming loans                              1,057                      1,058
Other real estate                                                 276                          0

         Total nonperforming assets                            $1,333                     $1,058

Nonperforming loans as a percent of total loans                  .58%                       .67%
Nonperforming assets as a percent of total loans                 .74%                       .67%
Nonperforming loans as a percent of the loan loss reserve         36%                        31%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 1998 and 1997.

Loans:   (dollars in thousands)                                       Year to date         Year to date
                                                                     June 30, 1998         June 30, 1997
   Average daily balance of loans for the year to date                  168,341               141,366
   Amount of loans (gross) outstanding at end of the
   quarter                                                              181,075               148,071
Allowance for loan losses:
   Balance at beginning of year                                           3,424                 3,335
   Loans charged off:
      Real estate                                                             0                     0
      Commercial                                                             18                    44
      Consumer                                                               49                    52
         Total charge-offs                                                   67                    96
   Recoveries of loans previously charged off:
      Real estate                                                             0                    33
      Commercial                                                             13                    24
      Consumer                                                               33                    18
         Total recoveries                                                    46                    75

Net loans charged off                                                        21                    21
Additions to allowance charged to operations                                300                   224
         Balance at end of quarter                                       $3,703                $3,538

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                      .02%                  .03%
   Allowance for loan losses to loans outstanding                         2.05%                 2.39%

Nonperforming loans have decreased in 1998 compared to the prior year end, although non-performing assets have increased due to the foreclosure of a piece of commercial real estate. Management is pursuing sale of this property. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely

Non-interest Income                             Second Quarter                         Year-to-Date
(in thousands)                                1998          1997                    1998           1997
Total                                         $501          $431                    $949          $859
                                              ====          ====                    ====          ====

Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain (loss) on sale of assets and securities transactions, increased by $70,000 (16%) in the second quarter of 1998 compared to the same period in the previous year. Although all categories of non-interest income increased in the second quarter, the most significant change was to the gain on sale of loans which increased $46,000 (133%) over the previous year. Driven by customers' desires to refinance in the low rate environment of the current year, the volume of loan sales in the second quarter of 1998 was four times what it was in 1997.

For the year, non-interest income increased $90,000 (10%). Again, the most significant increase was to gain on loan sales which was $67,000 higher in 1998 than it was in the previous year.

Non-interest Expense                        Second Quarter                             Year-to-Date
(in thousands)                           1998          1997                          1998          1997
Total                                   $1,896         $1,767                        $3,765        $3,366
                                        ======         ======                        ======        ======

Non-interest expense increased $129,000 (7%) in the second quarter of 1998 compared to the same period last year. Contributing to this increase was an increase of $180,000 in salaries and benefits expense and a $37,000 increase in equipment expense. Salaries increased due to normal salary increases, addition of a trust department, and increased profit sharing accruals. Equipment depreciation and maintenance costs increased as the Bank has purchased and installed a personal computer network in preparation for a computer conversion to take place in the fourth quarter.

For the first half of the year, non-interest expense increased $400,000 (12%) primarily in the above mentioned categories. Both building and equipment expenses are expected to increase as the year progresses. Building costs will increase as a new branch is constructed in Brighton. Equipment cost will escalate as the Bank's core computer system is changed. Management is committed to investing resources in initiatives that will keep the Bank competitive in the future.

Income Tax Expense                        Second Quarter                                 Year-to-Date
(in thousands)                          1998           1997                          1998           1997
         Total                          $453            $353                         $858           $738
                                        ====            ====                         ====           ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. The increases of $100,000 in the second quarter tax accrual and $120,000 in the year to date tax accrual were principally the result of increasing income.

Capital (in thousands)                            June 30, 1998            December 31, 1997
Shareholders' Equity*                                 $23,203                  $21,717
Ratio of Equity to Total Assets                         9.63%                    9.60%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $10,000 at June 30, 1998 and $15,000 at December 31, 1997.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $1,486,000 (7%) during the first half of the year. This increase was the result of net income earned by the company reduced by dividends paid of $567,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at June 30, 1998 was 10.78%, and total risk-based capital was 12.03%. At June 30, 1997 these ratios were 14.56% and 15.81% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 8.15% at June 30, 1998 and 10.20% in 1997. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

Year 2000 issues are an important focus of management's attention. The Company is highly dependent on technology and most bank products are dependent on the software's ability to make the transition to the Year 2000. A committee is in the process of testing applications that have been identified as being date sensitive. In the first half of this year, the Company has spent approximately $850,000 on hardware and software and will likely spend an additional $450,000 on various technology needs as the year progresses. When all upgrades are installed, the Company expects to be Year 2000 compliant. In addition, the Company has analyzed significant vendors and customers' Year 2000 readiness and has determined that any failures they may have are not expected to have a material effect on the Company.

In June of this year, the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton. The cost of the property was approximately $4,000,000. A portion of the land will be used for a new branch building. Construction is expected to begin in the third quarter. Cost of the branch building is estimated at approximately $1,000,000 and management anticipates that the branch will be open in the first half of 1999. The Company currently has listed for sale a substantial portion of the acreage which is not needed for the branch. Improvements to the land, such as a road, will be needed to enhance the salability of the property. Cost of these improvements is estimated to be approximately $250,000. These projects will be financed from internally generated funds.

Accounting Standards
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components, including but not limited to unrealized gains or losses on securities available for sale, in the financial statements. This statement was effective for both interim and annual periods beginning after December 15, 1997. SFAS 130 requires reclassification of all prior period amounts.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. the accounting for gains and losses on derivatives depends on the intended use of the derivative. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. Retroactive application is not permitted. SFAS 133 is not expected to have a significant impact on the financial condition or operations of the Corporation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
No material changes in the market risk faced by the Company has occurred since December 31, 1997.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The registrant's annual meeting of shareholders was held on April 22, 1998. The shareholders voted on the election of directors.

Votes were cast as follows for the three nominees for the office of director.

Term expiring in 2001:
                                    Shares voted for        Shares voted against
         Rebecca S. English          1,029,281                      8,863
         W. Rickard Scofield         1,037,700                        444
         Barbara D. Martin           1,038,060                         84
         Randolph E. Rudisill        1,037,667                        477

Additionally, the following directors continue in office.

Term expiring in 1999:
         Dona Scott Laskey
         Charles N. Holkins
         R. Michael Yost

Term expiring in 2000:
         Gary R. Boss
         Donald K. Burkel
         Harry E. Griffith

Votes were cast as follows to approve an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares from 2,100,000 to 4,200,000.
     Shares voted for        Shares voted against            Shares Abstained
         976,942                   25,814                         35,388

Votes were cast as follows to approve the adoption of the Corporation's Long-Term Incentive Plan.

     Shares voted for        Shares voted against            Shares Abstained
         903,175                   34,752                        100,217

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
      There are none applicable.

(b) Reports on Form 8-K:
      There were no reports on Form 8-K filed during the second quarter of 1998.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer




                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer





DATE:  August 10, 1998