Form 10-Q
period 1998-09-30
FNBH BANCORP INC
filed 1998-11-16
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,562,588 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 1998.

                                                               Page 1 of a Total
                                                                     of 21 Pages

                                      INDEX


                                                                            Page
                                                                          Number
Part I.   Financial Information (unaudited):

   Item 1.
   Interim Financial Statements:
   Consolidated Balance Sheet as of Sept. 30, 1998 and Dec. 31, 1997...........4
   Consolidated Statements of Income, three months ended
   Sept. 30, 1998 and 1997, and nine months ended  Sept. 30, 1998 and 1997.....5
   Consolidated Statement of Shareholders' Equity and Comprehensive
   Income for nine months ended September 30, 1998.............................6
   Consolidated Statements of Cash Flows for nine months ended
   September 30, 1998 and 1997.................................................7
   Notes to Interim Consolidated Financial Statements..........................8

   Item 2.
   Management's Discussion and Analysis of
   Financial Condition and Results of Operations...............................9

   Item 3.
   Quantitative and Qualitative Disclosures about Market Risk.................20


Part II.  Other Information

   Item 6.....................................................................20

   Signatures.................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY


Consolidated Balance Sheets                                                     September 30     December 31
                                                                                    1998             1997
Assets                                                                           (unaudited)
Cash and due from banks                                                          $10,437,412   $  15,638,564
Short term investments                                                            12,408,975       3,100,000
                                                                                  ----------       ---------
   Total cash and cash equivalents                                                22,846,387      18,738,564

Investment securities held to maturity, net (fair value of $22,122,000
   at September 30, 1998 and $30,571,000 at Dec. 31, 1997)                        22,028,742      30,065,021
Investment securities available for sale, at fair value                           11,086,217      13,026,347
Mortgage-backed securities held to maturity, net (fair value of
   $701,000 at September 30, 1998 and $632,000 at Dec. 31, 1997)                     700,951         633,372
                                                                                     -------         -------
      Total investment securities                                                 33,815,910      43,724,740
Loans:
   Commercial                                                                    134,487,198     110,005,566
   Consumer                                                                       25,792,714      24,896,572
   Real estate mortgages                                                          23,820,091      24,108,647
                                                                                  ----------      ----------
      Total loans                                                                184,100,003     159,010,785
   Less unearned income                                                              611,871         613,444
   Less allowance for loan losses                                                  3,971,262       3,423,847
                                                                                   ---------       ---------
      Net loans                                                                  179,516,870     154,973,494

Premises and equipment - net                                                      10,222,862       4,974,412
Accrued interest and other assets                                                  3,081,562       3,903,047
Other real estate owned                                                              275,713               0
                                                                                    --------       ---------
      Total assets                                                              $249,759,304    $226,314,257
                                                                                ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 46,285,960    $ 41,630,813
   NOW                                                                            25,866,868      23,699,151
   Savings and money market                                                       70,596,214      60,839,930
   Time                                                                           81,744,478      76,129,297
                                                                                  ----------      ----------
      Total deposits                                                             224,493,520     202,299,191

Accrued interest, taxes, and other liabilities                                     1,788,230       2,283,041
                                                                                   ---------       ---------
      Total liabilities                                                          226,281,750     204,582,232

Shareholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,562,588 shares issued and outstanding at September 30, 1998 and 1,575,000
shares issued and outstanding at December 31, 1997                                 4,815,580       5,250,000
Retained earnings                                                                 18,701,254      16,467,201
Unearned management retention plan                                                  (66,220)               0
Accumulated other comprehensive income, net                                           26,940          14,824
                                                                                      ------          ------
      Total stockholders' equity                                                  23,477,554      21,732,025
      Total liabilities and stockholders' equity                                $249,759,304    $226,314,257
                                                                                ============    ============

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                   Three Months Ended Sept.        Nine Months Ended Sept.
                                                               1998          1997          1998           1997
Interest income:
   Interest and fees on loans                               $4,538,914    $3,759,274    $12,807,746     $10,569,360
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                      261,502       452,522      1,067,402       1,459,957
      Obligations of state and political subdivisions          197,138       175,115        583,267         521,579
      Other securities                                          13,210             0         30,032           1,328
   Interest on short term investments                          135,410        19,603        244,451          77,248
                                                               -------        ------        -------          ------
      Total interest income                                  5,146,174     4,406,514     14,732,898      12,629,472
                                                             ---------     ---------     ----------      ----------

Interest expense:
   Interest on deposits                                      1,881,989     1,602,965      5,434,726       4,589,221
   Other interest expense                                        3,890        13,417         10,712          34,909
                                                                 -----        ------         ------          ------
      Total interest expense                                 1,885,879     1,616,382      5,445,438       4,624,130
                                                             ---------     ---------      ---------       ---------

      Net interest income                                    3,260,295     2,790,132      9,287,460       8,005,342

Provision for loan losses                                      170,000       112,125        470,000         336,375
                                                               -------       -------        -------         -------
      Net interest income after provision for loan losses    3,090,295     2,678,007      8,817,460       7,668,967
                                                            ----------     ---------      ---------       ---------

Non-interest income:
   Service charges                                             416,180       405,364      1,188,897       1,171,633
   Gain on sale of loans                                        62,909        40,912        202,383         113,067
   Other                                                        25,153        89,474         62,058         110,274
                                                                ------        ------         ------         -------
      Total non-interest income                                504,242       535,750      1,453,338       1,394,974
                                                               -------       -------      ---------       ---------

Non-interest expense:
   Salaries and employee benefits                            1,066,661     1,036,621      3,185,178       2,848,854
   Net occupancy                                               170,348       133,494        450,556         404,921
   Equipment expense                                           209,082       118,063        471,080         335,943
   Professional and service fees                               113,487        69,244        238,300         259,174
   Printing and supplies                                        65,538        53,662        172,757         175,376
   Michigan Single Business Tax                                 57,300        54,000        152,800         142,100
    Other                                                      357,778       376,363      1,134,601       1,041,335
                                                               -------       -------      ---------       ---------
      Total non-interest expense                             2,040,194     1,841,447      5,805,272       5,207,703
                                                             ---------     ---------      ---------       ---------

Income before federal income taxes                           1,554,343     1,372,310      4,465,526       3,856,238

Federal income taxes                                           494,000       409,500      1,352,000       1,147,000
                                                               -------       -------      ---------       ---------

      Net income                                            $1,060,343    $  962,810     $3,113,526      $2,709,238
                                                            ==========    ==========     ==========      ==========
Per share statistics*
   Basic EPS                                                      $.68          $.61          $1.98           $1.72
   Diluted EPS                                                    $.68          $.61          $1.98           $1.72
   Cash Dividends                                                 $.20          $.15          $ .56           $ .45

*Based on 1,573,215 average shares outstanding Sept. 30, 1998 and 1,575,000 average shares outstanding Sept. 30, 1997.

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)



                                                                                           Accumulated
                                                                                             Other
                                                            Common          Retained      Comprehensive
                                                            Stock           Earnings         Income        Total
Balances at December 31, 1996                             $5,250,000       14,308,934      38,174        19,597,108
Net income                                                                  2,709,238                     2,709,238
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                  (11,315)          (11,315)
                                                                                                           --------
Total comprehensive income                                                                                2,697,923
Cash dividends (45(cent)per share)                                           (708,750)                     (708,750)
                                                          ----------       ----------     -------        ----------
Balances at September 30, 1997                            $5,250,000       16,309,422      26,859        21,586,281
                                                          ==========       ==========     =======        ==========


See notes to interim consolidated financial statements



                                                                                          Unearned     Accumulated
                                                                                         Management       Other
                                                             Common        Retained      Retention    Comprehensive
                                                              Stock        Earnings         Plan          Income            Total
Balances at December 31, 1997                               $5,250,000     16,467,201                      14,824       21,732,025
Net income                                                                  3,113,526                                    3,113,526
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                   12,116           12,116
                                                                                                                            ------
Total comprehensive income                                                                                               3,125,642
Shares purchased @ $35 per share                              (525,000)                                                   (525,000)
Shares issued  for management retention plan                    82,775                     (82,775)
Shares issued for directors' compensation                        7,805                                                       7,805
Amortization of management retention plan                                                   16,555                          16,555
Cash dividends (56(cent)per share)                                           (879,473)                                    (879,473)
                                                            ----------      ----------     -------         ------       ----------
Balances at September 30, 1998                              $4,815,580      18,701,254     (66,220)        26,940       23,477,554
                                                            ==========      ==========     =======         ======       ==========

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                         Nine months ended Sept. 30
                                                                                    1998             1997
 Cash flows from operating activities:
   Net income                                                                     $3,113,526     $ 2,709,238
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Provision for loan losses                                                      470,000         336,375
      Depreciation and amortization                                                  435,618         322,468
      Net amortization on investment securities                                       26,154          27,113
      Loss on disposal of equipment                                                      725             718
      Gain on sale of loans                                                                -        (113,067)
      Gain on sale of securities                                                    (202,383)         (1,546)
      Proceeds from sale of loans                                                 14,476,034       7,490,568
      Origination of loans held for sale                                         (14,363,746)     (7,737,344)
      (Increase) decrease in accrued interest income and other assets                545,772         731,888
      Increase (decrease) in accrued interest, taxes, and other liabilities         (516,911)        160,134
                                                                                   ---------         -------
         Net cash provided by operating activiti es                                3,984,789       3,926,545
                                                                                   ---------       ---------
Cash flows from investing activities:
   Purchases of available for sale securities                                     (8,044,578)       (995,781)
   Proceeds from sales of available for sale securities                                    -       4,001,562
   Proceeds  from maturities and calls of available for sale securities           10,000,000       5,000,000
    Proceeds from mortgage-backed securities paydowns-available for sale                   -           8,702
   Purchases of held to maturity securities                                       (2,818,408)     (4,661,189)
   Proceeds from maturities and calls of held to maturity securities              10,390,000         500,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                374,080         240,355
   Net increase in loans                                                         (24,883,123)    (21,129,983)
   Capital expenditures                                                           (5,684,793)       (261,943)
                                                                                 -----------        --------
         Net cash used in investing activities                                   (20,666,822)    (17,298,277)
                                                                                 ------------    -----------
Cash flows from financing activities:
   Net increase in deposits                                                       22,194,329      11,774,502
   Dividends paid                                                                   (879,473)       (708,750)
   Stock buyback                                                                    (525,000)              -
                                                                                   ---------      ----------
         Net cash provided by financing activities                                20,789,856      11,065,752
                                                                                  ----------      ----------

Net decrease in cash and cash equivalents                                          4,107,823      (2,305,980)

Cash and cash equivalents at beginning of year                                    18,738,564      13,569,216
                                                                                  ----------      ----------

Cash and cash equivalents at end of period                                       $22,846,387     $11,263,236
                                                                                 ===========     ===========
Supplemental disclosures:
   Interest paid                                                                  $5,439,063     $ 4,539,687
   Federal income taxes paid                                                       1,430,000       1,140,000
   Loans transferred to other real estate                                            335,713               -
   Loans charged off                                                                  99,014         219,294

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1998, and consolidated results of operations for the three months and nine months ended September 30, 1998 and 1997 and consolidated cash flows for the nine months ended September 30, 1998 and 1997.

2. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1997 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $731,000 at September 30, 1998 and $1,058,000 at December 31, 1997. (See Management's Discussion and Analysis of financial condition and results of operations).

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

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

This report includes certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in business areas in which the Company operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, and credit quality and credit risk management.

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and nine months ended September 30, 1998 and 1997, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                       Third Quarter                       Year-to-Date
except per share data)                      1998         1997                   1998        1997
                                            ----         ----                   ----        ----
Net Income                                  $1,060       $963                   $3,114      $2,709

Diluted Net Income per Share                  $.68       $.61                    $1.98       $1.72

Net income for the three months ended September 30, 1998 increased approximately $100,000 (10%) from the amount reported for the third quarter of the prior year. For the quarter, net interest income increased $470,000 (17%). However, non-interest income decreased $32,000 (6%), the loan loss provision increased 58,000 (52%), non-interest expense increased nearly $200,000 (11%), and federal tax accruals increased $84,000 (21%) partially offsetting the effects of the quarterly increase in net interest income.

Net income for the first nine months of the year increased $404,000 (15%) compared to the same period last year. Contributing to this increase was an increase of $1,282,000 (16%) in net interest income and an increase of $58,000 (4%) in non-interest income, partially offset by an increase of $134,000 (40%) in the loan loss provision, an increase of $598,000 (11%) in non-interest expense, and an increase in federal tax accruals of $205,000 (18%).

Net Interest Income                        Third Quarter                      Year-to-Date
(in thousands)                          1998         1997                  1998         1997
                                        ----         ----                  ----         ----
Interest Income                         $5,146       $4,406                $14,733      $12,629
Interest Expense                         1,886        1,616                  5,446        4,624
                                         -----        -----                  -----        -----
Net Interest Income                     $3,260       $2,790                $ 9,287       $8,005

The Company's 1998 third quarter net interest income increased $470,000 (17%) when compared with the same period in the prior year, while net interest income for the year to date was $1,282,000 (16%) higher than that of 1997. The following table illustrates some of the factors contributing to the increase in net interest income for the period and for the year to date.

                                                      TABLE 1
                                     INTEREST YIELDS AND COSTS (in thousands)
                                            September 30, 1998 and 1997

                                                ---------------Third Quarter Averages----------------
                                                      1998                                1997
                                                      ----                                ----
                                        Average                             Average
                                        Balance     Interest      Rate      Balance      Interest       Rate
Assets:
Short Term Investments                  $  9,775    $   135.5     5.43%     $   1,450    $    19.6      5.29%
Securities:  Taxable                      18,413        274.6     5.97%        30,368        452.5      5.96%
             Tax-exempt(1)                15,401        273.1     7.13%        13,289        243.3      7.32%
 Loans(2)(3)                             182,329      4,544.1     9.75%       152,146      3,763.7      9.68%
                                         -------     --------                --------      -------
Total earning assets/total
interest income                          225,918     $5,227.3     9.08%       197,253     $4,479.1      8.89%
                                         -------     --------                 -------     --------
Cash & due from banks                     10,094                                7,776
All other assets                          13,533                                7,747
Allowance for loan loss                   (3,874)                              (3,585)
                                         -------                             --------
   Total assets                         $245,671                             $209,191
                                        ========                             ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $  92,946    $   720.1     3.07%     $  77,202    $   550.4      2.83%
Time                                      81,476      1,161.9     5.66%        72,376      1,052.6      5.77%
Other borrowings                             244          3.9     6.22%           922         13.4      5.69%
                                             ---    ---------                 -------       ------
Total interest bearing
liabilities/total interest expense       174,666    $ 1,885.9     4.28%       150,500     $1,616.4      4.26%
                                                    ---------                             --------
Non-interest bearing deposits             45,574                               35,543
All other liabilities                      1,985                                1,815
Shareholders' Equity                      23,446                               21,333
                                          ------                              -------
Total liabilities and
   shareholders' equity                 $245,671                             $209,191
                                        ========                             ========
Interest spread                                                   4.80%                                 4.63%
                                                                  =====                                 =====
Net interest income-FTE                             $ 3,341.4                            $ 2,862.7
                                                    =========                            =========
Net interest margin                                               5.77%                                 5.67%
                                                                  =====                                 =====

     (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
     (2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
     (3) Interest on loans includes origination fees totaling $159,000 in 1998 and $106,500 in 1997.

                                                 ----------------Year to Date Averages-----------------
                                                          1998                             1997
                                                          ----                             ----
                                       Average                                Average
                                       Balance        Interest    Rate        Balance     Interest     Rate
Assets:
Short term investments                 $  5,940       $  244.6    5.43%  $      1,944   $     77.2     5.24%
Securities:  Taxable                     24,367        1,097.3    6.02%        32,693      1,461.3     5.96%
             Tax-exempt(1)               15,112          808.7    7.14%        13,124        727.2     7.39%
Loans(2)(3)                             173,055       12,822.4    9.79%       144,999     10,584.1     9.66%
                                        -------       --------                -------     --------
Total earning assets/total
interest income                         218,474      $14,973.0    9.07%       192,760    $12,849.8     8.84%
                                                     ---------                           ---------
Cash & due from banks                     9,181                                 7,437
All other assets                         11,370                                 8,187
Allowance for loan loss                  (3,678)                               (3,475)
                                        -------                                ------
   Total assets                        $235,347                            $  204,909
                                       ========                              ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $ 88,933      $ 2,009.9    3.02%    $   78,703    $ 1,620.9     2.75%
Time                                     79,873        3,424.8    5.73%        69,844      2,968.3     5.68%
Other borrowings                            239           10.7    5.90%           809         34.9     5.69%
                                           ----           ----                -------       ------
Total interest bearing
liabilities/total interest expense      169,045      $ 5,445.4    4.31%       149,356     $4,624.1     4.14%
                                                     ---------                            --------
Non-interest bearing deposits            41,718                                33,226
 All other liabilities                    1,785                                 1,670
Shareholders' Equity                     22,799                                20,657
                                         ------                              --------
Total liabilities and
  shareholders' equity                 $235,347                             $ 204,909
                                       ========                             =========
Interest spread                                                   4.76%                                4.70%
                                                                  =====                                =====
Net interest income-FTE                              $ 9,527.6                            $8,225.7
                                                     =========                            ========
Net interest margin                                               5.74%                                5.63%
                                                                  =====                                =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $450,000 in 1998 and $254,000 in 1997

Interest Earning Assets/Interest Income

On a tax equivalent basis, net interest income increased approximately $479,000 in the third quarter of 1998 compared to that of 1997. Improved earning asset yields combined with a $30,000,000 (20%) growth in average loan balances led to the net interest income growth. The amortization of loan origination fees increased $52,500 compared to the third quarter of last year. The growth in the loan portfolio has been funded by deposit growth and by a reduction in the security portfolio. The change in mix in the composition of the Bank's earning assets has resulted in an increase in the yield on earning assets. Management is committed to continuing to meet the credit needs of the community and will continue to promote deposit growth to do so. In addition, the Bank has a line of credit available at the Federal Home Loan Bank to fund loan growth if deposits are insufficient. Since the Bank's loan portfolio is primarily made up of commercial loans, approximately $50,000,000 of which are variable rate loans tied to prime, the recent decrease in prime is expected to have some impact on the interest margin in the next quarter.

For the first nine months of the year, tax equivalent net interest income increased $1,302,000. Again, the increase was primarily attributable to loan growth. Loan interest income increased $2,238,000, with average balances up $28,000,000 and yields increased 13 basis points. The growth in loans was primarily in the commercial sector where average balances increased approximately $26,000,000 (26%) for the year. Average consumer loans increased $1,765,000 (7%). Average mortgage loans increased $515,000 (2%). This moderate mortgage loan growth is due to the Bank's policy of selling fixed rate mortgage loans which mature in fifteen years or more. Mortgage demand has been strong, generating additional fee income. The Bank sold $13,400,000 in mortgage loans during the first nine months of 1998.


Interest Bearing Liabilities/Interest Expense

In the third quarter of 1998, interest expense increased $270,000 both due to an increase in rates of 2 basis points and an increase in average balances of $24,000,000. Savings and NOW interest expense increased $170,000 because balances increased $15,700,000 and rates increased 24 basis points. Interest on time deposits increased $110,000 in the third quarter of 1998 over the prior year. The increase was entirely due to growth as the rate declined 11 basis points. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits.

In the first three quarters of the year, interest expense was approximately $821,000 higher than 1997 due to average balances of interest bearing liabilities increasing $20,000,000 and the rate paid increasing 17 basis points. Savings and NOW interest expense increased $389,000 because balances increased $10,200,000 and the interest rate increased 27 basis points. Interest on time deposits increased $457,000 because the balance increased $10,000,000 and the rate increased 5 basis points.

Liquidity

Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a 15% liquidity ratio. As of September 30, the Bank's liquidity was 16.7%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $17,200,000 at September 30, 1998 ($14,900,000 at December 31, 1997),
consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first nine months of the year, short term investments averaged nearly $5,900,000 while purchased funds averaged $239,000. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

During the third quarter, $9,000,000 in Treasury securities matured. Because of the relatively flat yield curve and the unfavorable investing atmosphere of the third quarter, a portion of these funds were invested short term with the Federal Home Loan Bank. These funds are available on an overnight call and add to the Bank's liquidity position. In addition, the Bank has a $13,000,000 line of credit available at the Federal Home Loan Bank. The Bank has pledged certain mortgage loans and investment securities as collateral for the FHLB borrowing.

Also impacting the Bank's liquidity was a $4,000,000 purchase of land. Part of this land is being used as a branch site, but a substantial portion of the land is expected to be sold. When it is sold, the cash generated will improve the Bank's liquidity ratio.

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

Interest Rate Sensitivity

(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years        Total
Assets:
                                                                                                    ,C>
   Loans..................................      $74,010      $30,124       $71,838       $7,516     $183,488
   Securities.............................        4,100        5,915        12,795       11,006       33,816
   Fed funds..............................       12,409                                               12,409
   Other assets...........................                                               20,046       20,046
                                                -------      -------       -------       ------       ------
      Total assets........................      $90,519      $36,039       $84,633      $38,568     $249,759

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW..................      $43,978      $15,398       $53,027      $30,346     $142,749
   Time...................................       22,813       40,784        18,120           28       81,745
    Other liabilities and equity..........                                               25,265       25,265
                                                -------      -------       -------       ------     --------
       Total liabilities and equity.......      $66,791      $56,182       $71,147      $55,639     $249,759

Rate sensitivity gap and ratios:
   Gap for period.........................       23,728      (20,143)       13,486      (17,071)
    Cumulative gap........................       23,728        3,585        17,071

Cumulative rate sensitive ratio...........         1.36         1.03          1.09         1.00
Dec. 31, 1997 rate sensitive ratio........         1.27         1.16          1.09         1.00

Based on the asset sensitive position of the Bank at September 30, 1998, if interest rates decrease 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $150,000, while a similar increase in rates would cause net interest income to increase by a like amount. This forecast assumes that short and long term rates change equally. However, the Bank's commercial loan portfolio currently has $50,000,000 variable rate loans tied to prime. In the event that short term rates decline more than long term rates, the effect on income may be greater than $150,000. In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses        Third Quarter                        Year-to-Date
(in thousands)                1998           1997                1998           1997
                              ----           ----                ----           ----
Total                         $170           $112                $470           $336

The provision for loan losses increased $58,000 in the third quarter of 1998 compared to the prior year. Year to date the provision has increased $134,000 (40%). Because of the significant amount of loan growth the Bank has experienced in the last year, principally in the commercial loan portfolio, an increase in the provision was deemed advisable. In September of 1998, the allowance for loan loss as a percent of loans was 2.16%, compared to 2.24% a year earlier. For the first nine months of 1998, the Bank had net recoveries of $68,000, compared with net charge offs of $131,500 last year. Non-accrual, past due 90 days, and renegotiated loans were .40% and .95% of total loans outstanding at September 30, 1998 and 1997 respectively and .67% of total loans at December 31, 1997.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $3,700,000 at September 30, 1998, compared to $3,100,000 at December 31, 1997 and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and, at September 30, 1998, $3,200,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectible. The majority of the impaired loan balance relates to one borrower whose loan is considered to be generally adequately collateralized.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $3,600,000 had specific reserves calculated in accordance with SFAS No. 114 of $460,000 at September 30, 1998.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at September 30, 1998 compared to December 31, 1997.

Nonperforming Assets
(in thousands)                                                Sept. 30, 1998        December 31, 1997
Non-accrual loans                                                  $731                   $809
90 days or more past due and still accruing                           0                    249
                                                                    ---                    ---
         Total nonperforming loans                                  731                  1,058
Other real estate                                                   276                      0
                                                                   ----                    ---
         Total nonperforming assets                              $1,007                 $1,058

Nonperforming loans as a percent of total loans                    .40 %                    .67 %
Nonperforming assets as a percent of total loans                   .55 %                    .67 %
Nonperforming loans as a percent of the loan loss reserve            18%                     31%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 1998 and 1997.

Loans:   (dollars in thousands)                                       Year to date         Year to date
                                                                     Sept. 30, 1998       Sept. 30, 1997
   Average daily balance of loans for the year to date                  173,055               144,999
   Amount of loans (gross) outstanding at end of the
   Quarter                                                              183,488               158,021
Allowance for loan losses:
   Balance at beginning of year                                           3,424                 3,335
   Loans charged off:
      Real estate                                                             0                     0
      Commercial                                                             20                   163

      Consumer                                                               79                    56
                                                                             --                    --
         Total charge-offs                                                   99                   219

   Recoveries of loans previously charged off:
      Real estate                                                             0                    33
      Commercial                                                            132                    33
      Consumer                                                               44                    22
                                                                             --                    --
         Total recoveries                                                   176                    88

Net loans charged off (recoveries)                                          (77)                  131
Additions to allowance charged to operations                                470                   336
                                                                            ---                   ---
         Balance at end of quarter                                       $3,971                $3,540

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                     (.04%)                 .12%
   Allowance for loan losses to loans outstanding                         2.16%                 2.24%

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

Non-interest Income                        Third Quarter                      Year-to-Date
(in thousands)                          1998           1997                1998           1997
                                        ----           ----                ----           ----
Total                                   $504           $536                $1,453         $1,395

Non-interest income, which includes service charges on deposit accounts, loan and customer service fees, other operating income, and gain (loss) on sale of assets decreased by $32,000 (6%) in the third quarter of 1998 compared to the same period in the previous year. The reason for the decline was that 1997 non-interest income included a nonrecurring gain of $86,000 on the sale of other real estate.

For the year, non-interest income increased $58,000, chiefly the result of an increase in gains from the sale of mortgage loans. With the interest rate on mortgage loans at a relatively low level, borrowers have been looking to refinance, creating much loan activity amid a favorable rate environment in which to sell loans on the secondary market.

Non-interest Expense                       Third Quarter                      Year-to-Date
(in thousands)                          1998           1997                1998           1997
                                        ----           ----                ----           ----
Total                                   $2,040         $1,841              $5,805         $5,208

Non-interest expense increased $199,000 (11%) in the third quarter of 1998 compared to the same period last year. Contributing to this increase is an increase of $37,000 in occupancy expense, at least partly due to increased property taxes related to land owned by the Company, and an increase of $90,000 in equipment expense largely due to the costs related to deploying a LAN and the related depreciation expense.

For the year non-interest expense was nearly $600,000 (11%) higher than 1997, for the same reasons mentioned above and due to increases in salary expense related to normal salary increases, addition of a trust department, and increased profit share accruals. Equipment costs, especially, are expected to continue to increase in the fourth quarter and into next year. A new computer system will be fully functional in the fourth quarter with increased depreciation costs and support services.

Income Tax Expense                         Third Quarter                       Year-to-Date
(in thousands)                          1998           1997                1998           1997
                                        ----           ----                ----           ----
Total                                   $494           $410                $1,352         $1,147

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. The increases of $84,00 0 in the third quarter and $105,000 in the year to date tax accrual were principally the result of increasing income.

Capital                                          September 30, 1998         December 31, 1997
(in thousands)
Shareholders' Equity*                                $23,451                    $21,717
Ratio of Equity to Total Assets                        9.39%                      9.60%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $27,000 at September 30, 1998 and $15,000 at December 31, 1997.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $1,892,000 (8%) during the first nine months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $879,473. In addition, the Company purchased 15,000 shares of its common stock for $525,000 and issued 2,588 shares for $90,580, of which 2,365 shares were issued to certain employees under the Company's long term incentive plan.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at September 30, 1998 was 10.46%, and total risk-based capital was 11.71%. At September 30, 1997 these ratios were 14.29% and 15.54% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively and well capitalized ratios are 6% and 10% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 7.78% at September 30, 1998 and 10.29% in 1997. The minimum standard leverage ratio is 3% and well capitalized banks must maintain a leverage ratio of at least 5%. All of the Bank's capital ratios meet the well capitalized standards.

Year 2000 issues are an important focus of management's attention. The Company is highly dependent on technology and most bank products are dependent on the software's ability to make the transition to the Year 2000. Preparation for the Year 2000 problem began two years ago when a technology plan was drafted. Although the plan identified ten major technology initiatives to be completed in two to three years, the Year 2000 project was given first priority and efforts began immediately. A national bank consulting firm was hired to help prepare an action plan. The engagement included management education, an inventory of all systems, risk assessment, an action plan, and a project schedule.

A steering committee, comprised of ten key employees representing all departments of the bank, is working on the action plan. The plan consists of five phases: awareness, assessment, renovation, validation, and implementation. The awareness and assessment phases are complete. All "mission critical" systems have been identified. The objective is to ensure that any system used by the company that relies on dates will not be affected by the Year 2000 problem, not only computers but power systems, vault timers, elevators, etc. The committee is in the process of completing steps for the renovation, validation, and implementation phases. Applications that have been identified as being date sensitive are being tested. Testing for most of the mission critical systems including PC and server hardware and software is complete. Simulation testing will be completed for core and ancillary systems in the fourth quarter. The Company has spent approximately $1,500,000 on hardware and software in the first three quarters of 1998 and the capital expenditures are essentially complete for this project. The main frame computer system that processes the Bank's business will be converted to a client server system in the fourth quarter. When the conversion is complete, the Company expects to be Year 2000 compliant. However, in spite of thorough testing, the Company can give no guarantee that the systems of other service providers, on which the Company relies, will be fully compliant. Nor can the Company guarantee that some non "mission critical" software or hardware program will not fail.

The committee also recognizes that the Company has relationships with vendors and customers which are important to the smooth functioning of its business. As a result, the Company has analyzed significant vendors and customers' Year 2000 readiness and has determined that any failures they may have are not expected to have a material effect on the Company.

In June of this year, the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton. The cost of the property was approximately $4,000,000. A portion of the land will be used for a new branch building. Site preparation is complete and building construction will begin in the fourth quarter. Cost of the branch building is estimated at approximately $1,200,000 and management anticipates that the branch will be open by the end of the second quarter in 1999. The Company currently is attempting to sell a substantial portion of the acreage which is not needed for the branch. A road has been constructed on the property. Any additional improvements that are needed to enhance the salability of the property are not expected to exceed $200,000. These projects will be financed from internally generated funds.

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





                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
       There are none applicable.

(b) Reports on Form 8-K:
       There were no reports on Form 8-K filed during the third quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  _________________________________________________
                  Barbara D. Martin
                  President and Chief Executive Officer



                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer



DATE:  November 12, 1998