Form 10-K
period 1998-12-31
FNBH BANCORP INC
filed 1999-03-29
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                              --------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share price of $40 as of March 1, 1999, was $62,510,720 (common stock, no par value). As of December 31, 1998 there were outstanding 1,562,765 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement and appendix dated March 19, 1999 for the Annual Meeting of Shareholders to be held April 21, 1999 are incorporated by reference into Parts I, II and III of this report.

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

     The Bank was originally organized in 1934 as a national banking association. As of March 1, 1999, the Bank had approximately 107 full-time and part-time employees. None of the Bank's employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily four communities, Howell, Brighton, Hartland, and
Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing urban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

     On November 26, 1997 H.B. Realty Co., a subsidiary of the Company, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

     The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler's checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $13,000,000 available. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank's legal lending limit if made solely by the Bank.

     The Bank's deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. No material portion of the Bank's loans is concentrated within a single industry or group of related industries. As of December 31, 1998, t he Bank's certificates of deposit of $100,000 or more constituted approximately 8% of total deposit liabilities. The Bank's deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

     The Company's cash revenues are derived primarily from dividends paid by the Bank. The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 80% and 76% of total revenues for the periods ended December 31, 1998 and December 31, 1997, respectively. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 12% and 14% of total revenues in 1998 and 1997. Revenues were also generated from deposit service charges and other financial service fees.

     The Bank provides real estate, consumer, and commercial loans to customers in its market. Sixty percent of the Bank's loan portfolio is in fixed rate loans. Most of these loans, approximately 85%, mature within five years of issuance. Approximately $12,000,000 in loans (or about 6.5% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-four percent of the Bank's interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $87,900,000 in certificates, $70,400,000 mature within a year, with the balance maturing within a five year period.

     Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant's capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank's offices and are approved under each lending officer's authority. Loan requests in excess of $400,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for its review and approval.

     As described in more detail below, the Bank's cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 1998, was 8% liability sensitive, compared to 16% asset sensitive at December 31, 1997. See discussion and table under "Quantitative and Qualitative Disclosures about Market Risk" in Item 7 below.

     The Bank sells participations in commercial loans to other financial institutions approved by the Bank, for the purpose of meeting legal lending limit requirements or loan concentration considerations. The Bank regularly sells fixed rate residential mortgages to Freddie Mac while retaining servicing on the sold loans. Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank's loan portfolio. The Bank also may purchase loans which meet its normal credit standards.

     The Bank's investment policy is considered to be generally conservative. It provides for unlimited investment in U.S. government and agency bonds, with a maximum maturity of five years. Municipal bonds may be purchased to provide nontaxable income, with the maximum life of municipal bonds limited to approximately ten years with a double A rating or better. A single A rated bond may be purchased if it matures in four years or less. Non-rated bonds may be purchased from local communities that are familiar to the Bank, with a maximum block size of a single purchase limited to $300,000. Investments in states other than Michigan may not exceed 20% of the municipal portfolio, and investments in a single issuer may not exceed 10% of equity capital. Mortgage backed securities, which are fully collateralized by securities issued by government sponsored agencies, may be purchased in block sizes of up to $500,000, provided the average life expectancy does not exceed seven years. In addition, certain collateralized mortgage obligations may be purchased if their average life does not exceed five years. In any case, investments in mortgage backed securities may not exceed 10% of the investment portfolio.

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

Bank Competition

The Bank has six offices within the four communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. The other three facilities are located in Brighton, Hartland, and Fowlerville. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Old Kent Bank, National City Bank, D&N Bank, and Michigan National Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally based financial institution. Based on deposit information as of June 30, 1998, the Bank holds approximately 19% of local deposits, compared to approximately 20% held by Old Kent Bank, approximately 15% held by National City Bank, approximately 11% held by D&N Bank, and approximately 10% held by Michigan National Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank's markets, Old Kent Bank maintains four branch offices, National City Bank operates six branch offices, D&N Bank has five branch offices, and Michigan National Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank's market.

     The financial services industry continues to become increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry has led to increased competition among banks and other financial institutions for a significant portion of funds which have traditionally been deposited with commercial banks. Competition within the Bank's market has been relatively stable within the past years. Management continues to evaluate the opportunities for the expansion of products and services, such as offering nonproprietary mutual fund products, telephone, computer or on-line banking, and additional branching opportunities. The Bank currently has an additional branch in Brighton under construction which should be open for business in the third quarter of 1999.

Growth of Bank

     The following table sets forth certain information regarding the growth of the Bank:

                                                               Balances as of December 31,
                                                               ---------------------------
                                                                     (in thousands)
                                            1998          1997           1996          1995           1994
                                            ----          ----           ----          ----           ----
Total Assets                              $264,894       $226,314      $202,009       $182,958      $168,438
Loans, Net of Unearned Income              185,018        158,397       136,067        127,463       117,008
Securities                                  38,646         43,725        47,257         35,251        33,891
Noninterest-Bearing Deposits                47,402         41,631        35,048         30,815        29,513
Interest-Bearing Deposits                  192,155        160,668       145,896        133,060       122,194
Total Deposits                             239,557        202,299       180,944        163,875       151,707
Shareholders' Equity                        23,497         21,732        19,597         17,530        15,305

     During the five years presented, the Bank operated six branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one on the east side of Brighton, one in a shopping center in Hartland, one in the village of Fowlerville, and the sixth was a grocery store branch, located west of downtown Howell. In July of 1995, the Bank moved its Hartland facility from the shopping center, which was a leased building, to a new building, built on property purchased by the Bank, just east of the shopping center site. In the time period presented, all of the Bank's branches grew due to general growth in the county.

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

     Subject to certain exceptions, a bank holding company is also prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One of the exceptions to this prohibition permits activities by a bank holding company or its subsidiaries which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Federal Reserve Board considers whether performance of the activity by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board has adopted regulations prescribing those activities which it presently regards as permissible for bank holding companies and their subsidiaries. Some of these activities include: performing certain data processing services; certain personal and real property leasing; making, acquiring, or servicing loans and other extensions of credit as would be made by a mortgage, finance, credit card or other factoring company; bank related courier services; and, under certain circumstances, acting as any or all of the following: investment or financial advisor, insurance agent or broker, and underwriter for credit life insurance and credit accident and health insurance. The Act does not place geographic restrictions on the activities of the nonbank subsidiary's of bank holding companies. The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies.

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

     As required by the Deposit Insurance Funds Act of 1996, in 1997 the Bank commenced making payments to the FDIC for the Financing Corporation (FICO) bonds that were issued previously. The FICO rate for BIF members banks is 1.220 basis points annually applied to assessable deposits. During 1998 the Bank paid $24,000 to the FDIC.

     The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio, at December 31, 1998, was 12.52% and total risk-based capital was 13.79%. At December 31, 1997, these ratios were 14.32% and 15.58%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. These same capital ratios are applied at the bank level by the Federal Deposit Insurance Corporation, under which a well- capitalized bank is defined as one with at least 10% risk-based capital. Capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at December 31, 1998 was 9.14%, while at December 31, 1997 it was 9.96%. The minimum standard leverage ratio is 3%. See also "Capital" discussion in Item 7 below.

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

     In 1996 the Michigan Legislature adopted the Credit Reform Act. This statute, together with amendments to other related laws, permits regulated lenders, indirectly including Michigan-chartered banks, to charge and collect higher rates of interest and increased fees on certain types of loans to individuals and businesses. The laws prohibit "excessive fees and charges," and authorize governmental authorities and borrowers to bring actions for injunctive relief and statutory and actual damages for violations by lenders. The statutes specifically authorize class actions, and also civil money penalties, for knowing and willful or persistent violations.

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

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act (EGRPRA) was signed into law, which provides for the recapitalization of SAIF and includes approximately 40 regulatory relief initiatives. Among other matters, this legislation provides for expedited application procedures for nonbanking activities by well capitalized and well managed bank holding companies, provides reform to the Fair Credit Reporting Act, and provides other forms of regulatory relief to the financial services industry.




I  SELECTED STATISTICAL INFORMATION

(A) Distribution of Assets, Liabilities, and Shareholders' Equity:
(B) Interest Rates and Interest Differential:

     The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 1998, 1997, and 1996.

     Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank's interest margin increased one basis point in 1998 as a result of an increase of twelve basis points in yield on earning assets, partially offset by an increase of ten basis points in the interest cost on deposits. In 1997 the interest margin decreased two basis points due to an increase in interest cost on deposits partially offset by an increase in yield on earning assets.

                           Yield Analysis of Consolidated Average Assets and Liabilities
                                              (dollars in thousands)


                                                 1998                             1997                               1996
                                                 ----                             ----                               ----
                                   Average                  Yield/     Average               Yield/    Average                Yield/
                                   Balance     Interest      Rate      Balance  Interest     Rate      Balance     Interest    Rate
                                   -------     --------     ------     -------  --------     -----    --------     --------   ------
Assets:
Interest earning assets:
Federal funds sold                  $8,630       $449.1     5.31%      $2,754     $148.8     5.40%     $5,135       $269.2     5.24%
Securities:
    Taxable                         23,019      1,386.9     6.02%      31,873    1,906.0     5.98%     32,042      1,906.4     5.95%
   Tax-exempt                       15,221      1,085.1     7.13%      13,262      975.8     7.36%     11,172        853.4     7.64%
Loans(1)(2)                        175,873     17,317.6     9.85%     148,096   14,540.3     9.82%    130,648     12,946.8     9.91%
                                   -------     --------               -------   --------              -------     --------
Total earning assets and total
   interest income                 222,743    $20,238.7     9.09%     195,985  $17,570.9     8.97%    178,997    $15,975.8     8.93%
Cash & due from banks                9,836    ---------                 7,620  ---------                7,195    ---------
 All other assets                   11,335                              8,089                           7,341
Allowance for loan loss             (3,777)                            (3,499)                         (3,281)
                                  --------                           --------                        --------
   Total assets                   $240,137                           $208,195                        $190,252
                                  ========                           ========                        ========
Liabilities and
   Shareholders' Equity
Interest bearing deposits:
Savings/NOW accounts               $91,552     $2,772.5     3.03%     $79,104   $2,210.5     2.79%    $76,128     $2,129.9     2.80%
 Time                               81,119      4,617.2     5.69%      71,093    4,059.5     5.71%     62,577      3,514.5     5.62%
Federal funds purchased                179         10.7     5.98%         610       35.3     5.77%          4           .2     5.58%
                                   -------     --------               -------   --------              -------     --------
Total interest bearing
  liabilities and total interest
  expense                          172,850     $7,400.4     4.28%     150,807   $6,305.3     4.18%    138,709     $5,644.6     4.07%
Non-interest bearing deposits       43,619     --------                34,668   --------               31,005     --------
All other liabilities                1,751                              1,792                           1,664
 Shareholders' Equity               21,917                             20,928                          18,874
Total liabilities and             --------                           --------                        --------
   shareholders' equity           $240,137                           $208,195                        $190,252
                                  ========                           ========                        ========
Interest spread                                             4.81%                            4.79%                             4.86%
                                                            =====                            =====                             =====
Net interest income-FTE                       $12,838.3                        $11,265.6                         $10,331.2
                                              =========                        =========                         =========
Net interest margin                                         5.76%                            5.75%                             5.77%
                                                            =====                            =====                             =====

(1) Nonaccruing loans are not significant during the three year period and, for purposes of the computations above, are included in average daily loan balances.
(2) Interest on loans includes origination fees totaling $600,000 in 1998, $380,000 in 1997, and $451,000 in 1996.

(C) The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                                   Year ended                            Year ended
                                          December 31, 1998 compared to        December 31, 1997 compared to
                                          Year ended December 31, 1997          Year ended December 31, 1996
                                          ----------------------------          ----------------------------
                                          Amount of Increase/(Decrease)        Amount of Increase/(Decrease)
                                              due to change in                       due to change in
                                              ----------------                       ----------------
                                                               Total                                Total
                                                               Amount                               Amount
                                                                 Of                                   of
                                                  Average     Increase/                Average     Increase/
                                     Volume        Rate      (Decrease)     Volume      Rate      (Decrease)
                                     ------        ----      ----------     ------      ----      ----------
Interest Income:
Short term investments....          $   317      $  (17)    $   300         $  (125)    $    4     $   (121)
Securities:
  Taxable.................             (529)         11        (518)            (10)        10            0
  Tax Exempt..............              144         (35)        109             160        (37)         123
Loans.....................            2,727          50       2,777           1,729       (136)       1,593

  Total interest income...          $ 2,659      $    9     $ 2,668        $  1,754     $ (159)    $  1,595

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts....          $   348      $  214     $   562        $     83     $   (2)          81
  Time....................              572         (15)        557             478         67          545
Short-term borrowings.....             (25)           1         (24)             34          1           35

   Total interest expense.          $   895      $  200     $ 1,095        $    595     $   66     $    661

Net interest income (FTE).          $ 1,764      $ (191)    $ 1,573        $  1,159     $ (225)    $    934

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II  SECURITIES PORTFOLIO

     (A)The following table sets forth the book value of securities at December 31:

                                                    (in thousands)
                                     1998               1997             1996
                                     ----               ----             ----
Held to maturity:
U.S. Treasury                       $ 1,999          $ 15,993         $ 13,996
U.S. Government agencies                  0                 0            1,017
States and political subdivisions    16,279            14,028           12,765
Mortgage-backed securities              602               633              352
                                        ---               ---              ---
   Total                           $ 18,880          $ 30,654         $ 28,130
Available for sale:
U.S. Treasury                      $ 12,092          $ 13,026         $ 18,046
U.S. Government agencies              6,982                 0            1,001
Mortgage-backed securities                0                 0               36
FRB Stock                                44                44               44
FHLB Stock                              648                 0                0
                                   --------          --------         --------
   Total                           $ 19,766          $ 13,070         $ 19,127

     (B)The following table sets forth contractual maturities of securities at December 31, 1998 and the weighted average yield of such securities:

                                                              (Dollars in thousands)
                                                         Maturing After        Maturing After
                                     Maturing Within       One But Within    Five But Within       Maturing After
                                        One Year            Five Years          Ten Years            Ten Years
                                        --------            ----------          ---------            ---------
                                  Amount       Yield     Amount    Yield    Amount     Yield       Amount   Yield
                                  ------       -----     ------    -----    ------     -----       ------   -----
Held to maturity
   U.S. Treasury                  $  1,999     6.09%
   States and political
      subdivisions                   1,095     7.95%     $3,726    5.82%    $11,458    6.73%
   Mortgage backed
      Securities                       251     5.20%        351    5.74%
                                       ---                  ---
      Total                       $  3,345     6.63%     $4,077    5.81%    $11,458    6.73%         $0
                                  ========               ======             =======                  ==

Tax equivalent adjustment
   for calculations of yield           $20                  $70                $214
                                       ===
Available for sale
   U.S. Treasury                  $  4,021     5.73%    $ 8,071    4.80%
   U.S. Agency                                            6,982    4.93%
   FRB Stock                                                                                     $   44     6.00%
   FHLB Stock                                                                                       648     7.98%
                                                                                                    ---
      Total                       $  4,021     5.73%    $15,053    4.86%         $0                $692     7.85%
                                  ========              =======                  ==

     The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

                                                                                         Rate on Tax
                                Tax-Exempt Rate                Adjustment              Equivalent Basis
                                ---------------                ----------              ----------------
Under 1 year                          6.11%                      1.84%                      7.95%
1-5 years                             5.29%                       .53%                      5.82%
5-10 years                            4.86%                      1.87%                      6.73%

Additional statistical information concerning the Bank's securities portfolio is incorporated by reference in Note 2 of the Company's Consolidated Financial Statements for the year ended December 31, 1998.

III LOAN PORTFOLIO

     (A)The table below shows loans outstanding at December 31:

                                                                        (in thousands)
                                                     1998        1997        1996         1995        1994
                                                     ----        ----        ----         ----        ----
Secured by real estate:
   Residential first mortgage                      $ 38,051    $ 38,073     $ 36,148    $ 36,871    $ 33,842
   Residential home equity/other junior liens         9,106      13,665       12,883      10,566       8,819
   Construction and land development                 23,048      19,490       14,042       9,075       8,150
   Other                                             68,960      53,743       43,006      42,454      40,103
Consumer                                             16,653      14,011       12,272      11,233      10,730
Commercial                                           26,058      18,299       15,830      14,546      12,324
Other                                                 3,770       1,729        2,360       3,213       3,559
                                                   --------    --------     --------    --------    --------
   Total Loans (Gross)                             $185,646    $159,010     $136,541    $127,958    $117,527

The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company's Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to evaluate the adequacy of the allowance for loan losses.

     (B)The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are in the periods indicated.

                                                                          Maturing
                                                                          --------
                                                                  (in thousands of dollars)
                                                                     After one
                                                     Within one      but within     After five
                                                       year          five years       years        Total
                                                       ----          ----------       -----        -----
Real estate construction & land development...       $16,339        $ 6,709              0       $  23,048
 Real estate other (secured by commercial &
   multi-family)..............................        13,440         51,305          4,215          68,960
Commercial (secured by business assets or
   Unsecured).................................         8,535         15,540          1,983          26,058
 Other (loans to farmers, political
   Subdivisions, & overdrafts) ...............            95          3,435            240           3,770
                                                     -------        -------         ------        --------
       Totals.................................       $38,409        $76,989         $6,438        $121,836

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

                                                                  Interest Sensitivity
                                                                 ----------------------
                                                                (in thousands of dollars)
                                                         Fixed Rate                  Variable Rate
                                                         ----------                  -------------
Due after one but within five years...............       $60,087                     $16,902
Due after five years..............................         4,377                       2,061

     (C) Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

                                                                   (Dollars in thousands)
                                              1998          1997           1996           1995           1994
                                              ----          ----           ----           ----           ----
Nonperforming Loans:
Nonaccrual loans                          $ 1,519        $   809         $  109         $  926       $   983
Loans past due 90 days or more                 25            249            448             66           295
                                               --            ---            ---             --           ---
   Total nonperforming loans              $ 1,544        $ 1,058         $  557         $  992       $ 1,278
                                          =======        =======         ======         ======       =======
Percent of total loans                       .83%           .67%           .41%           .78%         1.09%

     Additional information concerning nonperforming loans, the Bank's nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 3 of the Company's Consolidated Financial Statements for the year ended December 31, 1998.

     There were no other interest bearing assets, at December 31, 1998, that would be required to be disclosed under Item III(C), if such assets were loans.

     There were no foreign loans outstanding at December 31, 1998.

IV SUMMARY OF LOAN LOSS EXPERIENCE

     (A)The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                      (Dollars in thousands)
                                                      1998        1997        1996        1995        1994
                                                      ----        ----        ----        ----        ----
Loans:
  Average daily balance of loans for the year....    $172,090    $148,097    $130,648    $122,500   $114,384
  Amount of loans (gross) outstanding at end
      of the year................................     185,646     159,011     136,541     127,958    117,527
Allowance for loan losses:
   Balance at beginning of year..................       3,424       3,335       3,097       2,672      2,205
   Loans charged off:
      Real estate................................         110           0          70           0         12
      Commercial.................................          63         375         129         118         37
      Consumer...................................         129         124          88          91         72
                                                          ---         ---          --          --         --
          Total charge-offs......................         302         499         287         209        121
   Recoveries of loans previously charged off:
       Real estate...............................          96          32           1           0          0
       Commercial................................          51          43          31          95         64
       Consumer..................................          49          27          45          91         76
                                                           --          --          --          --         --
           Total recoveries......................         196         102          77         186        140

Net loans charged off (recoveries)...............         106         397         210          23        (19)
Additions to allowance charged to operations.....         640         486         448         448        448
                                                         ----         ---         ---         ---        ---
           Balance at end of year................    $  3,958    $  3,424    $  3,335    $  3,097   $  2,672

Ratios:
   Net loans charged off to average loans
       outstanding                                       .06%        .27%        .16%        .02%      (.02%)
   Allowance for loan losses to loans
       outstanding                                      2.13%       2.15%       2.44%       2.42%      2.27%

     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

     (B)The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

   (Dollars in thousands)
                      1998                1997                1996              1995              1994
                      ----                ----                ----              ----              ----
                 Amount    Percent   Amount    Percent   Amount  Percent   Amount  Percent   Amount    Percent
                 ------    -------   ------    -------   ------  -------   ------  -------   ------    -------
Commercial.....  $2,437     91.0%    $ 1,810    90.1%    $ 830    66.7%   $  851    64.7%    $ 1,093    61.3%
Real estate....      53      2.0%         95     4.7%       70    17.1%       60    19.5%         45    23.1%
Consumer.......     189      7.0%        105     5.2%       90    16.2%       74    15.8%         95    15.6%
Unallocated....   1,279                1,414             2,345             2,112               1,439
                   ----                -----            ------            ------               -----
      Total....  $3,958      100%     $3,424     100%   $3,335     100%   $3,097     100%     $2,672     100%
                 ======      ====     ======     ====   ======     ====   ======     ====     ======    =====

 V  DEPOSITS

     The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

                                                                    (Dollars in thousands)
                                                    1998                     1997                    1996
                                                    ----                     ----                    ----
                                           Average                 Average                 Average
                                           Balance        Rate     Balance        Rate     Balance        Rate
                                           -------        ----     -------        ----     -------        ----
Non-interest bearing demand               $  43,619               $  34,668               $  31,005
Savings, NOW, and money market               91,552       3.03%      79,104       2.79%      76,128       2.80%
Time deposits                                81,119       5.69%      71,093       5.71%      62,577       5.62%
                                             ------                  ------                  ------
      Total                                $216,290       4.28%    $184,865       4.18%    $169,710       4.07%
                                           ========                ========                ========

     The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 1998 is incorporated by reference to note 7 of the Company's Consolidated Financial Statements for the year ended December 31, 1998.

VI  RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                             1998          1997           1996          1995           1994
                                             ----          ----           ----          ----           ----
Net income as a percent of:
   Average common equity                    17.83%         17.84%        19.12%         19.60%        16.63%
   Average total assets                      1.63%          1.79%         1.88%          1.88%         1.52%

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                       Additional Item--Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 1998:

                                                                            First Selected as an Officer
         Name (Age)                        Position with Company                   of the Company
         ---------                         ---------------------                   --------------
Barbara D. Martin (52)              President, Chief Executive Officer,                 1983
                                    and Director of the Company and the
                                    Bank
Barbara J. Nelson (51)              Secretary/Treasurer of the Company                  1985
                                    and Senior Vice President, Cashier,
                                    and Chief Financial Officer of the
                                    Bank
John D. Logan(49)                   Senior Vice President, Trust and                    1997
                                    Investments, of the Bank
James Wibby(48)                     Senior Vice President, Loans, of the                1997
                                    Bank
Jerry Armstong(39)                  Vice President, Operations                          1997

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 1997, through December 31, 1998, there were, so far as the Company's management knows, 306 sales of shares of the Company's Common Stock, involving a total of 129,223 shares. The price was reported to management in these transactions, however there may have been other transactions involving the company stock at prices not reported to management. During this period, the highest price known to be paid was $35.00 per share during the last three quarters of 1998 and the lowest price was $25.00 per share in the first quarter of 1997. To the knowledge of management, the last sale of Common Stock occurred on February 10, 1999. All per share information has been restated to give effect to a three for one stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.

     As of March 1, 1999, there were approximately 820 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1997 and 1998, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

     Sales price and dividend information for the years 1997 and 1998:

                                              Sales Prices                     Cash Dividends Declared
                                              ------------                     -----------------------
            1997                       High                    Low
            ----                       ----                    ---
First Quarter                         $25.00                  $25.00                      $0.15
Second Quarter                        $27.50                  $25.00                      $0.15
Third Quarter                         $27.50                  $27.50                      $0.15
Fourth Quarter                        $30.00                  $27.50                      $0.55(1)

            1998                       High                    Low
            ----                       ----                    ---
First Quarter                         $30.00                  $30.00                      $0.18
Second Quarter                        $35.00                  $35.00                      $0.18
Third Quarter                         $35.00                  $35.00                      $0.20
Fourth Quarter                        $35.00                  $35.00                      $0.49(2)

(1)  Includes a special dividend of $0.40 per share.
(2)  Includes a special dividend of $0.29 per share.


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

Item 6 - Selected Financial Data

                                              SUMMARY FINANCIAL DATA
                                       (in thousands, except per share data)

                                             1998          1997           1996          1995          1994
                                             ----          ----           ----          ----          ----
Income Statement Data:
   Interest income                         $19,910        $17,276       $15,717        $14,394       $12,412
   Interest expense                          7,400          6,305         5,644          4,879         3,838
   Net interest income                      12,510         10,971        10,073          9,515         8,574

   Provision for loan losses                   640            486           448            448           448
   Non-interest income                       1,749          1,851         1,686          1,418         1,195
   Non-interest expense                      8,033          6,982         6,151          5,867         5,864
   Income before tax                         5,586          5,354         5,160          4,618         3,457
   Net income                                3,907          3,733         3,574          3,200         2,418
Basic Per Share Data(1):
   Net income                                $2.49           2.37          2.27           2.03          1.54
   Dividends paid                             1.05           1.00           .93            .68           .55
   Weighted average shares
      outstanding                        1,570,537      1,575,000     1,575,000      1,575,000     1,575,000
Balance Sheet Data:
   Total assets                            264,894        226,314       202,009        182,958       168,438
   Loans                                   185,018        158,397       136,067        127,463       117,008
   Allowance for loan losses                 3,958          3,424         3,335          3,097         2,672
   Deposits                                239,557        202,299       180,944        163,875       151,707
   Shareholders' equity                     23,497         21,732        19,597         17,530        15,305
Ratios:
   Dividend payout ratio                    42.11%         42.19%        41.13%         33.46%        35.82%
   Equity to asset ratio                     9.13%         10.05%         9.82%          9.61%         9.14%

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

FINANCIAL CONDITION

     During 1998 total assets increased 17% to $264,894,000. Contributing to this $39 million increase was a $27 million (17%) increase in loans. Deposits increased $37 million (18%) to $239,557,000. Stockholders' equity increased $1.8 million (8%) to $23,497,000.

Securities
     The security portfolio is an important source of liquidity for the Bank to meet unusual deposit fluctuations. A primary concern of the management of the Bank is to ensure the safety of funds entrusted to it by its depositors and shareholders. Approximately $22,000,000 of the security portfolio is invested in US government and agency obligations. An additional $16,000,000 of the portfolio consists of tax exempt obligations of states and political subdivisions. The Company's current and projected tax position makes these investments advantageous. The Bank's investment policy requires purchases of tax exempt issues to be of bonds with AA ratings or better if the maturity exceeds 4 years unless the bond is a local, nonrated issue. Other securities consist of equity holdings in the Federal Reserve Bank and the Federal Home Loan Bank.

     The following table shows the percentage makeup of the security portfolio as of December 31:

                                                                                 1998          1997
                                                                                 ----          ----
U.S. Treasury & agency securities................................              54.5%          66.3%
Agency mortgage backed securities................................               1.6%           1.4%
Tax exempt obligations of states and political subdivisions......              42.1%          32.1%
Other                                                                           1.8%            .2%
                                                                              ------         ------
      Total securities...........................................             100.0%         100.0%

Loans
         The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $27,000,000 (17%) in 1998.

     As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes fixed rate, long-term mortgages which conform to secondary market standards which it sells. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 1998 the Bank sold $17,000,000 in residential mortgages.

     The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. These loans are considered nonconforming as they do not meet certain requirements of the secondary market. During 1998 the Bank made approximately $7,000,000 in nonconforming loans which it retained in the mortgage portfolio.

     During 1998, the Bank experienced a significant amount of loan demand. Growth in the county resulted in a need for financing commercial projects, some of which were for the construction of commercial buildings and some of which were for the development of residential subdivisions. Commercial loans ended the year at $137,634,000, a 25% increase for the year. Consumer loans declined slightly.

     The following table reflects the makeup of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the "real estate mortgage" loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. In the majority of the loans to commercial customers, the Bank is relying on the borrower's cash flow to service the loans. However, these loans may be secured by personal or commercial real estate. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. "Other" real estate loans include $65,000,000 in loans secured by commercial property with the remaining $4,000,000 secured by multi-family units. The most significant loan growth was in commercial loans secured by business property which increased $15,200,000, 28% over the prior year, and in commercial loans not secured by real estate which increased $7,800,000, a 42% increase.

     The following table shows the balance and percentage makeup of loans as of December 31:

                                                                        (dollars in thousands)
                                                                1998                             1997
                                                                ----                             ----
                                                        Balances        Percentage     Balances       Percentage
Secured by real estate:
   Residential first mortgage                           $ 38,051          20.5%         $ 38,073         23.9%
   Residential home equity/other junior
   liens                                                   9,106           4.9%           13,665          8.6%
   Construction and land development                      23,048          12.4%           19,490         12.3%
   Other                                                  68,960          37.1%           53,743         33.8%
 Consumer                                                 16,653           9.0%           14,011          8.8%
Commercial                                                26,058          14.1%           18,299         11.5%
Other                                                      3,770           2.0%            1,729          1.1%
                                                          ------         ------         --------        ------
   Total Loans (Gross)                                  $185,646         100.0%         $159,010        100.0%

     The Bank's loan personnel have endeavored to make high quality loans using well established policies and procedures and a thorough loan review process. Loans in excess of $400,000 are approved by a committee of the Board or the Board. The Bank has hired an independent person to review the quality of the loan portfolio on a regular basis. Loan quality is demonstrated by the ratios of nonperforming loans and assets as a percentage of the loan portfolio as illustrated in the table below for December 31:

                                                                       (Dollars in thousands)
                                                                   1998         1997        1996
                                                                   ----         ----        ----
Nonperforming Loans:
Nonaccrual loans........................................         $  1,519      $  809       $109
Loans past due 90 days or more..........................               25         249        448
                                                                       --         ---        ---
   Total nonperforming loans............................            1,544       1,058        557
Other real estate.......................................                0           0        723
                                                                        -           -        ---
  Total nonperforming assets............................           $1,544      $1,058     $1,280
                                                                   ======      ======     ======

 Nonperforming loans as a percent of total loans........             .83%        .67%       .41%
Nonperforming assets as a percent of total loans........             .83%        .67%       .94%
Nonperforming loans as a percent of the loan loss
   reserve..............................................              27%         31%        17%

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

     Nonperforming loans increased $490,000 to $1,544,000 at December 31, 1998. The increase in nonperforming loans is primarily due to the addition of a $700,000 loan to nonaccrual status. The loan is well collateralized and is not expected to result in losses that would have a material adverse impact on the Company's financial condition or results of operation.

     Impaired loans totaled $4,300,000 at December 31, 1998, compared to $3,100,000 at the prior year end. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $3,200,000 of commercial loans separately identified as impaired. The increase in impaired loans is primarily due to the addition of the $700,000 loan to nonaccrual loans mentioned above.

     During 1998 the Bank charged off loans totaling $302,000 and recovered $196,000 for a net charge off amount of $106,000. In the previous year, the Bank had net charge offs totaling $397,000. Because of the 25% commercial loan growth, management increased the loan loss provision in the second half of the year to $340,000 from the $300,000 provided for in the first half of the year.

     The allowance for loan losses totaled $3,958,000 at year end which was 2.13% of total loans, compared to 2.15% of loans in 1997. Management considers this to be adequate to cover any anticipated losses. Management regularly evaluates the allowance for loan losses based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered.

     The following table shows changes in the loan loss reserve for the years ended December 31:

                                                                 (Dollars in thousands)
                                                            1998           1997         1996
                                                            ----           ----         ----
Balance at beginning of the year..............            $3,424        $3,335       $3,097
Additions (deduction):
   Loans charged off..........................              (302)         (499)        (287)
   Recoveries of loans charged off............               196           102           77
   Provision charged to operations............               640           486          448
                                                            ----          ----         ----
Balance at end of the year....................            $3,958        $3,424       $3,335

Allowance for loan losses to loans outstanding             2.13%         2.15%        2.44%

Deposits
     Deposit balances of $239,557,000 at December 31, 1998 were approximately $37 million (18%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances. Average deposits increased $31.3 million during 1998, about 17%. Non-interest bearing demand deposits increased $8.9 million, about 26% on average. Average savings and NOW balances increased $12.4 million (16%) while average time deposits increased $10 million or about 14%.

     The following table sets forth average deposit balances for the years ended December 31:

                                                                 (in thousands)
                                                    1998            1997            1996
                                                    ----            ----            ----
Non-interest bearing demand                       $ 43,619        $ 34,668      $ 31,005
Savings, NOW and money market                       91,552          79,104        76,128
Time deposits                                       81,119          71,093        62,577
                                                    ------        --------      --------
      Total average deposits                      $216,290        $184,865      $169,710

     The increase in savings deposits was primarily due to a $15.6 million increase in money market accounts. The growth in time deposits was the result of maintaining competitive rates in the market and selectively offering special rates on particular time products.

     The majority of the Bank's deposits are from core customer sources-long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates a reliance upon purchased funds. However, large certificates in the Bank's portfolio consist primarily of core deposits of local customers. The Bank does not support growth through purchased funds or brokered deposits. See Note 7 of the Consolidated Financial Statements for a maturity schedule of over $100,000 certificates.

Capital
     The Company's capital at year end totaled $23,497,000, a $1,800,000 (8%) increase over the prior year. Banking regulators have set forth various ratios of capital to assets to assess a financial institution's soundness. Tier 1 capital is equal to shareholders' equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for "well capitalized" institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank's leverage ratio was 7.47% at year end 1998. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank's was 10.17% at year end 1998. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank's total risk based capital ratio was 11.42% at year end. The Bank's strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.

     The following table lists various Bank capital ratios at December 31:

                                                    1998                1997              1996
                                                    ----                ----              ----
Equity to asset ratio                              7.14%              9.19%               9.67%
Tier 1 leverage ratio                              7.47%              9.50%               9.86%
Tier 1 risk-based capital                         10.17%             14.12%              14.71%
Total risk-based capital                          11.42%             15.37%              15.96%


     The decline in the Bank's capital ratio is the result of dividends paid to the parent company to enable a subsidiary company to purchase land, some of which will be used for a branch site, the remainder to be sold. After the sale is completed it is anticipated that the Bank's capital account will be recredited for a substantial portion of the dividends related to the purchase.

     The Company's ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 1998 the Company paid dividends totaling $1,645,000, or 42% of earnings. Book value of the stock was $15.04 at year end.

     The Company maintains a five year plan which was the result of a formal strategic planning process. Management and the Board continue to monitor long term goals which include expanded services to achieve growth and retaining earnings to fund growth, while providing return to shareholders.

     In the coming year, the Bank will spend approximately $1,800,000 to build and furnish a new branch in the northwest part of Brighton. Included in land is approximately $800,000 for the building site. Adjoining the building site is vacant land which the corporation intends to sell. The vacant land, totaling approximately $3,100,000, is included in other assets.

Liquidity and Funds Management
     Liquidity is monitored by the Bank's  Asset/Liability  Management Committee
(ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. The Bank's liquidity ratio averaged 18% in 1998.

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

     It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. The Bank's policy requires all purchases of Fed Funds to be approved by senior management so that liquidity needs are known. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity or borrow from the Federal Home Loan Bank where a $13,000,000 line of credit is available.

     Throughout   the  past  year,   Fed  Funds  Sold   balances  have  averaged
approximately $5,600,000 compared to $3,000,000 the prior year. Periodically the Bank borrowed money through the Fed Funds market.

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

     Interest rate risk is the potential of economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank does not enter into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 11 of the Consolidated Financial Statements).

     The table below shows the scheduled maturity and repricing of the Bank's assets and liabilities as of December 31, 1998:

                                                     0-3          4-12          1-5           5+
                                                  Months        Months        Years        Years        Total
                                                  ------        ------        -----        -----        -----
Assets:
   Loans................................         $57,080       $32,701      $83,838       $12,027     $185,646
   Securities...........................           4,150         3,215       19,131        12,150       38,646
   Short term investments...............          18,934                                                18,934
   Other assets.........................                                                   21,668       21,668
                                                 -------       -------     --------        ------     --------
      Total assets......................         $80,164       $35,916     $102,969       $45,845     $264,894

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW................         $39,421       $16,678      $59,131       $36,388     $151,618
   Certificates of Deposit..............          23,278        46,876       17,785             0       87,939
   Other liabilities and equity.........                                                   25,337       25,337
                                                 -------       -------      -------        ------     --------
      Total liabilities and equity......         $62,699       $63,554      $76,916       $61,725     $264,894

Rate sensitivity gap and ratios:
   Gap for period.......................         $17,465     $(27,638)      $26,053      $(15,880)

   Cumulative gap.......................          17,465      (10,173)       15,880


Cumulative rate sensitive ratio.........            1.28          .92          1.08          1.00
December 31, 1997 rate sensitive
ratio...................................            1.27         1.16          1.09          1.00


                                                  Total               Average Interest Rate       Estimated Fair Value
                                                  -----               ---------------------       --------------------
Assets:
   Loans                                          $185,646                    9.85%                 $187,500
   Securities                                       38,646                    6.46%                   39,400
   Short term investments                           18,934                    5.20%                   18,900

Liabilities:
   Savings, NOW, MMDA                             $104,216                    3.03%                  104,200
  Certificates of Deposit                           87,939                    5.69%                   89,300

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

     Given the liability sensitive position of the Bank at December 31, 1998, if interest rates increase 200 basis points and management did not respond, management estimates that pretax net interest income would decrease approximately $500,000 while a similar decrease in rates would cause pretax net interest income to increase by a like amount. See discussion under "Net Interest Income" below.

RESULTS OF OPERATIONS

     The Company achieved record earnings in 1998. Net income of $3,907,000 was an increase of $173,000 (4.6%) over 1997 earnings. The increase was due to an increase in net interest income partially offset by an increase in non-interest expense. The Company's return on average assets (ROA) was 1.63% in 1998, a 16 basis point decrease from the prior year. The ROA declined because income grew at 4.6% while average assets grew at 15%. The return on average stockholders' equity (ROE) was 17.83%, a decrease of 1 basis point from the ROE reported in 1997.

     The following table contains key performance ratios for years ended December 31:

                                                                    1998             1997           1996
                                                                    ----             ----           ----
Net income to:
   Average stockholders' equity                                    17.83%           17.84%         19.12%
   Average assets                                                   1.63%            1.79%          1.88%
Basic earnings per common share:*                                  $2.49            $2.37          $2.27

*restated to give effe ct to 3 for 1 stock split, payable as a dividend of two shares for each one share of company stock held of record January 16, 1997, paid February 16, 1997.

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


     The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

                                                 1998                      1997                     1996
                                                 ----                      ----                     ----
                                         Average      Yield/      Average       Yield/      Average       Yield/
                                         Balance      Rate        Balance       Rate        Balance       Rate
                                         -------      ----        -------       ----        -------       ----
Interest earning assets:
Short term investments                  $   8,630     5.31%       $   2,754     5.40%       $   5,135     5.24%
Taxable securities                         23,019     6.02%          31,873     5.98%          32,042     5.95%
Tax-exempt securities                      15,221     7.13%          13,262     7.36%          11,172     7.64%
Loans                                     175,873     9.85%         148,096     9.82%         130,648     9.91%
                                          -------                   -------                   -------
   Total earning assets                  $222,743     9.09%        $195,985     8.97%        $178,997     8.93%
Interest bearing funds:
Savings/NOW accounts                    $  91,552     3.03%       $  79,104     2.79%       $  76,128     2.80%
Time deposits                              81,119     5.69%          71,093     5.71%          62,577     5.62%
Federal funds purchased                       179     5.98%             610     5.77%               4     5.58%
                                          -------                 ---------                  --------
   Total interest bearing funds:         $172,850     4.28%        $150,807     4.18%        $138,709     4.07%

Interest spread                                       4.81%                     4.79%                     4.86%
Net interest margin                                   5.76%                     5.75%                     5.77%

     Tax equivalent interest income in each of the three years includes loan origination fees of $600,000 in 1998, $380,000 in 1997, and $451,000 in 1996. A
substantial portion of loan origination fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans.

     The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                                 Year ended                              Year ended
                                       December 31, 1998 compared to            December 31, 1997 compared to
                                       Year ended December 31, 1997             Year ended December 31, 1996
                                       ----------------------------             ----------------------------
                                       Amount of Increase/(Decrease)            Amount of Increase/(Decrease)
                                            due to change in                         Due to change in
                                            ----------------                         ----------------
                                                                Total                                Total
                                                                Amount                               Amount
                                                                  Of                                   Of
                                                 Average       Increase/                Average     Increase/
                                   Volume         Rate        (Decrease)   Volume        Rate       (Decrease)
                                   ------         ----        ----------   ------        ----       ----------
Interest Income:
Federal funds sold...........      $    317      $   (17)     $   300     $   (125)    $      4     $    (121)
Securities:
  Taxable....................          (529)          11         (518)         (10)          10             0
  Tax Exempt.................           144          (35)         109          160          (37)          123
Loans........................         2,727           50        2,777        1,729         (136)        1,593

  Total interest income......      $  2,659      $     9      $ 2,668     $  1,754     $   (159)     $  1,595

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts.......      $    348      $   214      $   562     $     83     $     (2)     $     81
  Time.......................           572          (15)         557          478           67           545
Short-term borrowings........           (25)           1          (24)          34            1            35

   Total interest expense....      $    895      $   200      $ 1,095     $    595     $     66      $    661

Net interest income (FTE)....      $  1,764      $  (191)     $ 1,573     $  1,159     $   (225)     $    934

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

     Net interest income increased $1,571,000 in 1998 over the prior year due to a $2,667,000 increase in interest income partially offset by approximately $1,096,000 increase in interest expense. The increase in income can be attributed to an increase in average earning assets of $27,000,000 and an increase in the yield of 12 basis points. Loan interest income was $2,777,000 higher in 1998 than the previous year. The increase was due to an increase of $27,800,000 in average balances and a 3 basis point increase in rates. Loan demand was strong in 1998 and management of the Bank endeavored to meet the needs of the community by allowing the investment portfolio to decline to satisfy loan demand. Income on taxable securities declined in 1998 primarily due to an $8,800,000 decrease in average balances. Interest rates increased 4 basis points. Tax-exempt bonds earned $109,000 more in 1998 than the previous year. The average balance of these securities increased $2,000,000 while the rate declined 23 basis points. Interest income on short term investments increased $300,000 due to an increase in average balances of $5,900,000, partially offset by a decrease in rates of 9 basis points

     Interest expense increased $1,096,000 in 1998 because average balances increased approximately $22,000,000 and interest rates increased 10 basis points. The interest cost for savings and NOW accounts increased $562,000 because average savings and NOW balances increased $12,400,000 and interest rates increased 24 basis points. Interest on certificates of deposit increased $558,000 because average time deposits increased $10,000,000 although interest rates declined 2 basis points. Savings balances increased as customers responded favorably to the tiered rate structure now being offered on money market accounts. Growth in time deposits was encouraged by competitive pricing and periodically offering special rates on specific products.

     In the previous year, net interest income had increased nearly $934,000. The increase in net interest income was the result of an increase in interest income of $1,595,000, partially offset by an increase in interest expense of approximately $661,000. The increase in interest income in 1997 was the result of a $17,000,000 increase in earning assets and an increase in yields on earning assets of 4 basis points. The increase in interest expense was the result of average balances increasing $12,000,000 and interest rates increasing 11 basis points.

     In the coming year, management expects growth to continue in both loans and deposits but at a more moderate pace than that experienced in 1998. An economic decline could adversely affect growth. The interest spread and interest margin will likely decline somewhat due to the bank's high concentration of prime related loans and the related reductions of prime in the fourth quarter of 1998. The interest cost on deposits is expected to continue to rise as competition for deposits intensifies among the bank and non-bank players.

     The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

                                                              1998          1997          1996
                                                              ----          ----          ----
As a percent of average earning assets:
   Loans                                                   78.95%          75.56%        72.99%
   Securities                                              17.18%          23.03%        24.14%
   Short term investments                                   3.87%           1.41%         2.87%
                                                            -----          ------        ------
      Average earning assets                              100.00%         100.00%       100.00%

   Savings and NOW                                         41.10%          40.36%        42.53%
   Time deposits                                           36.42%          36.27%        34.96%
   Short term borrowing                                      .08%            .31%             0
                                                            -----          ------        ------
      Average interest bearing liabilities                 77.60%          76.94%        77.49%

Earning asset ratio                                        92.76%          94.14%        94.08%
Free-funds ratio                                           22.40%          23.06%        22.51%

Provision for Loan Losses
     The provision for loan losses increased to $640,000 in 1998 compared to $486,000 in 1997. This increase was deemed appropriate due to the 25% inc rease in commercial loans. The provision was sufficient to produce a ratio of allowance for loan loss to loans of 2.13% and a ratio of nonperforming loans to the allowance for loan loss of 27% at year end. Management analysis of the adequacy of the allowance considers the portfolio mix as well as economic conditions within the Bank's market.

Non-interest Income
     Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, declined approximately $102,000 (5.5%) in 1998 compared to the previous year. On the positive side, trust income increased $76,000 in 1998, the first full year that the Trust Department was functional. Gain on loan sales increased $109,000. This number is very volatile as the volume of loan sales is dependent on the amount of mortgage demand and on the movement of mortgage rates. In 1998 the Bank benefited from a low rate environment which created good mortgage demand. Service charges on deposit accounts declined
slightly  as  depositors  took  advantage  of  service  free  options.   "Other"
non-interest income includes a $20,000 loss on the disposal of computer equipment and a $200,000 provision for estimated selling costs related to the previously mentioned land held for sale. Included in 1997 other non-interest income is an $86,000 gain on the sale of other real estate.

Non-interest Expense
     Non-interest expense increased 15% in 1998. The most significant component of non-interest expense is salaries and benefits expense. In 1998 salaries and benefits expense increased 14% to $4,300,000, due to the combined effects of salary increases, staffing of the trust department, and an increase in the employee profit sharing bonus.

Equipment expense increased $244,000 due to the depreciation expense related to the more than $1,500,000 investment in technology made in 1998. Other expense increased $255,000 (18%). The most notable factors contributing to the increase in other expense were increases in expense related to upgrading technology and related costs of training employees.

Year 2000
     Year 2000 issues have been a major concern of the Bank's management in 1998. The Bank is highly dependent on technology and several applications are dependent on the software's ability to make the transition to the year 2000. Preparation for the Year 2000 problem began two years ago when a technology plan was drafted. Although the plan identified ten major technology initiatives to be completed in two to three years, the Year 2000 project was given first priority and efforts began immediately. A national bank consulting firm was hired to help prepare an action plan. The engagement included management education, an inventory of all systems, risk assessment, an action plan, and a project schedule.

     A steering committee, comprised of ten key employees representing all departments of the bank, is working on the action plan. The plan consists of five phases: awareness, assessment, renovation, validation, and implementation. The awareness, assessment, and renovation phases are complete. All "mission critical" systems have been identified. The objective is to ensure that any system used by the company that relies on dates will not be affected by the Year 2000 problem, not only computers but power systems, vault timers, elevators, etc. The committee is in the process of completing steps for the validation and implementation phases. Applications that have been identified as being date sensitive are being tested. The Company has spent approximately $1,500,000 on hardware and software in 1998 and the capital expenditures are essentially complete for this project. The main frame computer system that processes the Bank's business has been converted to a client server system. The vendor warrants that the software running on the system is Year 2000 compliant. In the coming year, the Company will spend approximately $100,000 on testing to determine that all the Bank's systems are compliant. However, in spite of thorough testing, the Company can give no guarantee that the systems of other service providers, on which the Company relies, will be fully compliant. Nor can the Company guarantee that some non "mission critical" software or hardware program will not fail. The Company expects to have a contingency plan drafted by the first quarter of 1999 in the unlikely event a failure were to occur.

     The committee also recognizes that the Company has relationships with vendors and customers which are important to the smooth functioning of its business. As a result, the Company has analyzed significant vendors and customers' Year 2000 readiness and has determined that any failures they may have are not expected to have a material effect on the Company.

Federal Income Tax Expense
     Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense increased $59,000 to $1,679,500 (3.6%) in 1998. For further information see Note 8 "Federal Income Taxes" in the Company's Consolidated Financial Statements.

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

Item 7a - Quantitative and Qualititative Disclosures about Market Risk Included in Management's Discussion and Analysis set forth in Item 7

Item 8 - Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data of the Company appear on pages 23 to 30 of Appendix I to the Company's definitive Proxy Statement, dated March 19, 1999, relating to the April 21, 1999 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statement
         Independent Auditors' Report
         Quarterly financial data relating to results of operations for the years ended December 31, 1998 and 1997 are reported on page 50 of Appendix I.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Election of Directors" on pages 1 through 3 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 1999, relating to the April 21, 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers
     The information called for by this item is contained in Part I of this Form 10-K Report.


Item 11 - Executive Compensation

     The information set forth under the caption "Summary Compensation Table" on page 5 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 1999, relating to the April 21, 1999 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 3 and 4 and "Shareholder Return Performance Graph" on page 8 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Ownership of Common Stock" on page 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 1999, relating to the April 21, 1999 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions with Management" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 19, 1999, relating to the April 21, 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  1.   Financial Statements
          All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix I to the Registrant's Definitive Proxy Statement, dated March 19, 1999, relating to the April 21, 1999 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

     2.   Financial Statement Schedules
          Not applicable.

     3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 11, 1999.

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


W. Rickard Scofield, Chairman of the Board              /s/ W. Rickard Scofield


Charles N. Holkins, Vice Chairman of the Board          /s/ Charles N. Holkins


Gary R. Boss, Director                                  /s/ Gary R. Boss


Donald K. Burkel, Director                              /s/ Donald K. Burkel


Harry E. Griffith, Director                             /s/ Harry E. Griffith


Dona Scott Laskey, Director                             /s/ Dona Scott Lakskey


Barbara D. Martin, Director                             /s/ Barbara D. Martin


James R. McAuliffe, Director                            /s/ James R. McAuliffe


Randolph E. Rudisill, Director                          /s/ Randolph E. Rudisill


R. Michael Yost, Director                               /s/ R. Michael Yost

                                  EXHIBIT INDEX

The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number                                                                      Page
------                                                                      ----
*10.1  Form Restrictive Stock Agreement......................................

(13)   Pages 10-52 of Appendix I to the Company's Proxy Statement, dated
       March 19, 1999, for the Annual Meeting of Shareholders to be held
       April  21,  1999   representing  that  portion  of  the  Appendix
       incorporated by reference in Item 8 of this report. This Appendix was filed with the Commission as part of the Company's Proxy Statement and was delivered to Company shareholders in compliance with Rule  14(a)-3 of the  Securities  Exchange  Act of 1934,  as
       amended................................................................38

(21)   Subsidiaries of the Registrant.........................................40

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

Exhibit
Number                                         Original Filing Form and Date
------                                         -----------------------------
3.1   Restated Articles of Incorporation       Exhibit 3.1 of Form 10, effective
      of the Registrant                        June 30, 1995 ("Form 10")

3.2   Amendment to the Company's Articles      Appendix I of Proxy  Statement
      of Incorporation to Increase             dated March 17, 1998
      Authorized Shares

3.3   Bylaws of the Registrant                 Exhibit 3.2 of Form 10

4     Form of Registrant's Stock Certificate   Exhibit 4 of Form 10

      Material Contracts:


10.2   Howell Branch Lease Agreement            Exhibit 10.2 to Form 10

*10.3  Company's Long Term Incentive Plan       Appendix II of Proxy Statement
                                                dated March 17, 1998

*Represents a compensatory arrangement

EXHIBIT 10.1

                        RESTRICTED SHARE GRANT AGREEMENT


     AGREEMENT made as of the 1st day of July, 1998, by FNBH BANCORP, INC., a Michigan corporation (the "Company"), and Name of Employee (the "Employee").

                                    RECITALS

     The FNBH Bancorp, Inc. Long-Term Incentive Plan authorizes the award of shares of restricted stock to employees of the Company upon such terms and conditions as may be determined by the Compensation Committee of the Board of Directors.

     The Committee has approved a grant of restricted shares to the Employee upon the terms and conditions set forth in this Agreement, including a condition that all shares will be forfeited if the Employee does not continue as an employee of the Company or a Subsidiary for the five year period specified in this Agreement.

     The Company and the Employee desire to confirm in this Agreement the terms, conditions and restrictions applicable to the grant of restricted stock.

     NOW, THEREFORE, the parties agree as follows:

1.   DEFINITIONS

     1.1 "Board" means the Board of Directors of the Company.

     1.2 "Committee" means the Compensation Committee of the Board.

     1.3 "Common Stock" means the common stock of the Company, no par value.

     1.4 "Company" means FNBH Bancorp, Inc., a Michigan corporation, its successors and assigns.

     1.5 "Effective Date of this Agreement" means July 1, 1998.

     1.6 "Plan" means the FNBH Bancorp, Inc. Long-Term Incentive Plan.

     1.7 "Restricted Share" means a Share which is subject to the restriction on sale, pledge or other transfer imposed by Section 3.1. An "Unrestricted Share" is a Share which is no longer a Restricted Share.

     1.8 "Reverted Shares" means Shares which have reverted to the Company pursuant to Section 5.3.

     1.9 "Shares" means the shares of Common Stock awarded, issued and delivered to the Employee under this Agreement. If, as a result of a stock split, stock dividend, combination of stock, or any other change or exchange of securities, by reclassification, reorganization, recapitalization or otherwise, the Shares shall be increased or decreased, or changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or another corporation, the term "Shares" shall mean and include the shares of stock or other securities issued with respect to the Shares.

     1.10 "Vested Shares" shall have the meaning expressed in Section 5.1.

2.   GRANT AND ACCEPTANCE OF AWARD; TAX ELECTION

     2.1 Grant. The Company confirms the award to the Employee of Number of Shares shares of Common Stock (the "Shares") as restricted stock, upon the terms, restrictions and conditions of this Agreement and the Plan. The award of Shares shall be effective as of the Effective Date of this Agreement. The Company agrees to issue to the Employee a certificate representing the Shares promptly after the Effective Date of this Agreement, which shall be held by the Company until all of the shares become Vested Shares. Prior to that time, upon the request of Employee, the Company may issue a certificate representing those Shares that are Vested Shares.

     2.2 Acceptance. The Employee accepts this award of Shares and agrees to hold them subject to the terms, restrictions and conditions of this Agreement.

     2.3 Tax Election. The Employee may elect to be taxed in 1998 on the fair market value of the Shares awarded by signing an election to be so taxed under
Section 83(b) of the Internal Revenue Code, and filing such election with the Internal Revenue Service within thirty (30) days after the Effective Date of this Agreement. If the Employee chooses not to make such an election, the Employee will be taxed on the fair market value of the Shares in the year in which the restrictions lapse.

     2.4 Withholding. The Employee recognizes that in the year the Employee is taxed on the grant of Shares (either at the time of vesting under Section 5.1 or 5.2, or if an election is made under Section 2.3), the Company will be required by federal regulations to deduct and withhold income taxes measured by the market value of the Shares at the withholding rate (currently 28 percent) in effect at that time. If the Employee elects to be taxed in 1998 on the fair market value of the Shares, the Employee shall choose either (a) to pay the Company in cash the amount to be withheld or (b) to direct the Company to withhold 28 percent of the Shares (Tax Shares shares) and itself pay the amount to be withheld. If the Employee chooses the latter, the Employee will receive a certificate for Net Shares shares. In either event, the Employee will be responsible to pay when due all income taxes on the fair market value of the Shares in excess of the amount which is withheld.

3.   RESTRICTIONS ON TRANSFER OF SHARES; LAPSE OF RESTRICTIONS

     3.1 Transfer Prohibition. The Employee shall not sell, pledge or otherwise assign or transfer any Share or any interest in any Share while such Share is a Restricted Share.

     3.2 Restricted Shares. Every Share shall be a Restricted Share until the restrictions lapse as provided in Section 3.5.

     3.3 Securities Law Compliance. The Employee shall not sell or transfer any Share or any interest in any Share, whether such Share is or is not a Restricted Share, unless either (a) the Company shall consent in writing to such transfer, or (b) the Company shall have received an opinion of counsel satisfactory to the Company to the effect that such transfer will not violate the registration requirements imposed by the Securities Act of 1933 or any other provision of law which the Company shall desire such opinion to cover.

     3.4 Legend. Every certificate representing a Share shall at all times bear the following legend required under Section 7.2(b) of the Plan:

     3.5 Unrestricted Shares. The restrictions imposed by Section 3.1 shall lapse at the time a Share becomes a Vested Share pursuant to Section 5.1 or
Section 5.2. At that time, the Share will be an Unrestricted Share.

     3.6  Rights of  Shareholder.  Except for the  restrictions  imposed in this
Article 3 and unless the Shares have reverted to the Company pursuant to Section 5.3, the Employee shall have all the rights of a shareholder with respect to the Restricted Shares, including the right to vote and to receive the dividends declared and paid thereon.

4.   ACQUISITION WARRANTIES

     In order to induce the Company to issue and deliver the Shares on the terms of this Agreement, the Employee warrants to and agrees with the Company as follows:

     4.1 No Participating Interest. The Employee is acquiring the Shares for the Employee's own account, and has not made any arrangement to convey any interest in the Shares to any person, other than to transfer Reverted Shares to the Company pursuant to Section 5.4.

     4.2 Ability to Evaluate. Because of the Employee's knowledge and experience in financial and business matters, the Employee is capable of evaluating the merits and risks of acquiring the Shares under the arrangements prescribed by this Agreement.

     4.3 Familiarity with Company. The Employee is familiar with the business, financial condition, earnings and prospects of the Company, and confirms that the Company has not made any representation regarding the foregoing matters or the merits of this Agreement.

     4.4 All Questions Answered. The Employee understands all of the terms of this Agreement and the consequences to the Employee of any actions which may be taken under this Agreement. The Employee confirms there are no questions relating to any such matters which have not been answered to the Employee's complete satisfaction.

5.   VESTING AND REVERSION

     5.1 Vesting of Shares. The Shares issued hereunder which have not previously reverted to the Company shall become Vested Shares with respect to the percentage of Shares set forth opposite the following dates:

                                                                   Percent of Shares
                      Date                                          Vested to Date
                      ----                                          --------------
                 January 1, 1999                                          20%
                 January 1, 2000                                          40%
                 January 1, 2001                                          60%
                 January 1, 2002                                          80%
                 January 1, 2003                                         100%

     5.2 One Hundred Percent Vesting. All Shares issued hereunder which have not previously reverted to the Company shall become Vested Shares

          (a) upon the Employee's death;

          (b) if the Employee's employment by the Company or a Subsidiary ends at a time when the Employee is permanently disabled, as determined by a physician approved by the Committee; or

          (c) if the Employee's employment by the Company or Subsidiary ends upon Employee's Retirement (as defined in the Plan),

whichever of the foregoing is first to occur.

     5.3 Reversion. Except as provided in Section 5.2, all Shares which have not become Vested Shares shall automatically revert to the Company at any time the Employee shall no longer be employed by the Company or a Subsidiary for any reason whatsoever. No compensation shall be payable to the Employee for shares which revert to the Company.

     5.4 Effect of Reversion. Upon reversion of any Shares (a) absolute ownership thereof shall automatically revert to the Company at that time, (b) such Shares shall be deemed to be "Reverted Shares" for purposes of this Agreement, (c) all the Employee's rights and interests in the Reverted Shares shall cease at that time, and (d) the Employee shall be obligated immediately to surrender to the Company the certificates representing the Reverted Shares, but the failure to do so shall not impair the immediate effect of clauses (a), (b) and (c) above.

6.   GENERAL PROVISIONS

     6.1 No Right to Employment. This Agreement is not an employment contract. Neither the Plan nor this Agreement or anything else changes the at will employment status of the Employee.

     6.2 Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be valid and enforceable, but if any provision of this Agreement shall be held to be prohibited or unenforceable under applicable law (a) such provision shall be deemed amended to accomplish the objectives of the provision as originally written to the fullest extent permitted by law, and (b) all other provisions of this Agreement shall remain in full force and effect.

     6.3 Captions. The captions used in this Agreement are for convenience only, do not constitute a part of this Agreement and all of the provisions of this Agreement shall be enforced and construed as if no captions had been used.

     6.4 Complete Agreement. This Agreement contains the complete agreement between the parties relating in any way to the subject matter of this Agreement and supersedes any prior understandings, agreements or representations, written or oral, which may have related to such subject matter in any way.

     6.5 Notices.

          (a) Procedures Required. Each communication given or delivered under this Agreement must be in writing and may be given by personal delivery or by certified mail. A written communication shall be deemed to have been given on the date it shall be delivered to the address required by this Agreement.

          (b) Communications to the Company. Communications to the Company shall be addressed to it at the principal corporate headquarters and marked to the attention of the Company's president.

          (c) Communications to the Employee. Every communication to the Employee shall be addressed to the Employee at the address given immediately below the Employee's signature to this Agreement, or to such other address as the Employee shall specify to the Company.

     6.6 Assignment. This Agreement is not assignable by the Employee during the Employee's lifetime. This Agreement shall be binding upon and inure to the benefit of (a) the successors and assigns of the Company, and (b) any person to whom the Employee's rights under this Agreement may pass by reason of the Employee's death.

     6.7 Amendment. This Agreement may be amended, modified or terminated by written agreement between the Company and the Employee.

     6.8 Waiver. No delay or omission in exercising any right hereunder shall operate as a waiver of such right or of any other right hereunder. A waiver upon any one occasion shall not be construed as a bar or waiver of any right or remedy on any other occasion. All of the rights and remedies of the parties hereto, whether evidenced hereby or granted by law, shall be cumulative.

     6.9 Choice of Law. This Agreement shall be deemed to be a contract made under the laws of the State of Michigan and for all purposes shall be construed in accordance with and governed by the laws of the State of Michigan.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

Employee:                                  FNBH BANCORP, INC.



________________________                   By__________________________
Employee
                                              Its

Address:

________________________

________________________


::ODMA\PCDOCS\GRR\163683\2

                                   EXHIBIT 21

                                  SUBSIDIARIES


            Name                                   Jurisdiction of Incorporation
            ----                                   -----------------------------
First National Bank in Howell                                Michigan

H.B. Realty Co...............................................Michigan