Form 10-Q
period 1999-03-31
FNBH BANCORP INC
filed 1999-05-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,562,768 shares of the Company's Common Stock (no par value) were outstanding as of March 31, 1999.

                                      INDEX

                                                                            Page
                                                                          Number
Part I.   Financial Information (unaudited):

   Item 1.
   Interim Financial Statements:
   Consolidated Balance Sheets as of March 31, 1999 and Dec. 31, 1998..........4
   Consolidated Statements of Income, three months ended
   March 31, 1999 and 1998.....................................................5
   Consolidated Statements of Stockholders' Equity and Comprehensive
   Income for three months ended March 31, 1999 and 1998.......................6
   Consolidated Statements of Cash Flows for three months ended
   March 31, 1999 and 1998.....................................................7
   Notes to Interim Consolidated Financial Statements..........................8

   Item 2.
   Management's Discussion and Analysis of
   Financial Condition and Results of Operations...............................9

   Item 3
   Quantitative and Qualitative Disclosures about Market Risk.................18

Part II.  Other Information

   Item 6.....................................................................19

   Signatures.................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets                                                          March 31       December 31
                                                                                         1999              1998
                                                                                         ----              ----
Assets                                                                            (unaudited)
Cash and due from banks                                                          $ 10,555,444     $  12,304,296
Short term investments                                                             12,453,040        18,934,366
                                                                                   ----------        ----------
   Total cash and cash equivalents                                                 23,008,484        31,238,662

Investment securities held to maturity, net (fair value of $17,304,000
   at March 31, 1999 and $19,066,000 at Dec. 31, 1998)                             16,713,308        18,278,233
Investment securities available for sale, at fair value                            28,678,645        19,765,936
Mortgage-backed securities held to maturity, net (fair value of
   $615,000 at March 31, 1999 and $602,000 at Dec. 31, 1998)                          616,411           601,940
                                                                                      -------           -------
      Total investment securities                                                  46,008,364        38,646,109

Loans:
   Commercial                                                                     145,060,404       137,634,020
   Consumer                                                                        23,715,703        23,064,800
   Real estate mortgages                                                           24,808,825        24,946,777
                                                                                   ----------        ----------
      Total loans                                                                 193,584,932       185,645,597
   Less unearned income                                                               660,961           627,169
   Less allowance for loan losses                                                   4,114,411         3,958,008
                                                                                    ---------         ---------
      Net loans                                                                   188,809,560       181,060,420

Bank premises and equipment - net                                                   7,603,272         7,289,461
Accrued interest and other assets                                                   7,150,874         6,659,232
                                                                                    ---------         ---------
      Total assets                                                               $272,580,554      $264,893,884
                                                                                 ============      ============
Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                   $ 48,621,138      $ 47,401,813
   NOW                                                                             26,050,899        29,087,082
   Savings and money market                                                        77,145,012        75,129,137
   Time                                                                            94,468,096        87,938,732
                                                                                   ----------        ----------
      Total deposits                                                              246,285,145       239,556,764

Accrued interest, taxes, and other liabilities                                      2,343,246         1,840,587
                                                                                    ---------         ---------
      Total liabilities                                                           248,628,391       241,397,351

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,562,768
shares issued and outstanding at March 31, 1999 and December 31, 1998               4,821,775         4,821,775
Retained earnings                                                                  19,243,412        18,728,787
Unearned management retention plan                                                    (66,220)          (66,220)
Accumulated other comprehensive income, net                                           (46,804)           12,191
                                                                                     --------            ------
      Total stockholders' equity                                                   23,952,163        23,496,533
      Total liabilities and stockholders' equity                                 $272,580,554      $264,893,884
                                                                                 ============      ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                                            Three months ended March 31
                                                                                         1999              1998
                                                                                         ----              ----
Interest income:
   Interest and fees on loans                                                    $  4,332,872      $  4,001,808
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                                             327,917           422,812
      Obligations of state and political subdivisions                                 207,743           189,424
      Other securities                                                                 13,084                 0
   Interest on short term investments                                                 204,811            65,500
                                                                                      -------            ------
     Total interest income                                                          5,086,427         4,679,544
                                                                                    =========         =========
Interest expense:
   Interest on deposits                                                             1,936,750         1,756,357
   Other interest expense                                                                 701               666
                                                                                          ---               ---
      Total interest expense                                                        1,937,451         1,757,023
                                                                                    ---------         ---------

     Net interest income                                                           3,148,976         2,922,521

Provision for loan losses                                                             210,000           150,000
                                                                                      -------           -------
      Net interest income after provision for loan losses                           2,938,976         2,772,521
                                                                                    ---------         ---------
Non-interest income:
   Service charges                                                                    267,338           372,061
   Gain on sale of loans                                                               59,479            59,430
   Trust fees                                                                          34,287            13,001
   Other                                                                               (4,874)            3,400
                                                                                      -------           -------
      Total non-interest income                                                       356,230           447,892
                                                                                      -------           -------
Non-interest expense:
   Salaries and employee benefits                                                   1,159,442         1,041,832
   Net occupancy                                                                      166,053           132,905
   Equipment expense                                                                  115,079           115,333
   Fees                                                                               148,105            51,695
   Printing and supplies                                                               63,600            65,721
   Michigan Single Business Tax                                                        51,600            52,000
   Other                                                                              447,150           409,235
                                                                                      -------           -------
      Total non-interest expense                                                    2,151,029         1,868,721
                                                                                    ---------         ---------

Income before federal income taxes                                                  1,144,177         1,351,692

Federal income taxes                                                                  317,000           405,000
                                                                                      -------           -------

      Net income                                                                   $  827,177        $  946,692
                                                                                   ==========        ==========

Per share statistics*
   Basic EPS                                                                       $      .53        $      .60
   Diluted EPS                                                                     $      .53        $      .60
   Dividends                                                                       $      .20        $      .18

*Based on 1,562,768 average shares outstanding during the period ended March 31, 1999 and 1,575,000 average shares outstanding during the period ended March 31, 1998 See notes to interim consolidated financial statements

                       FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                         Accumulated
                                                                                           Other
                                                             Common         Retained     Comprehensive
                                                             Stock          Earnings       Income        Total
                                                             -----          --------       ------        -----
Balances at December 31, 1997                              $5,250,000      16,467,201      14,824     21,732,025
Net income                                                                    946,692                    946,692
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                   (2,846)        (2,846)
                                                                                                           -----
Total comprehensive income                                                                               943,846
Cash dividends (18(cent)per share)                                           (283,500)                  (283,500)
                                                           ----------        --------     -------     ----------
Balances at March 31, 1998                                 $5,250,000      17,130,393      11,978     22,392,371
                                                           ==========      ==========     =======     ==========

See notes to interim consolidated financial statements

                                                                                         Unearned      Accumulated
                                                                                        Management        Other
                                                             Common        Retained      Retention    Comprehensive
                                                             Stock         Earnings        Plan           Income           Total
                                                             -----         --------        ----           ------           -----
Balances at December 31, 1998                              $4,821,775      18,728,787     (66,220)        12,191         23,496,533
Net income                                                                    827,177                                       827,177
Change in unrealized gain (loss) on debt securities
   available for sale, net of tax effect                                                                 (58,995)           (58,995)
                                                                                                                           --------
Total comprehensive income                                                                                                  768,182
Cash dividends (20(cent)per share)                                           (312,552)                                     (312,552)
                                                           -----------     ----------    ---------       --------         ---------

Balances at March 31, 1999                                 $4,821,775      19,243,412    (66,220)        (46,804)        23,952,163
                                                           ==========      ==========    ========        ========        ==========

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                             Three months ended March 31
                                                                                         1999              1999
                                                                                         ----              ----
Cash flows from operating activities:
   Net income                                                                     $   827,177       $   946,692
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                       210,000           150,000
      Depreciation and amortization                                                   127,371           110,767
      Net amortization on investment securities                                        20,284             6,144
      Loss on disposal of equipment                                                    18,359               725
      Gain on sale of loans                                                           (59,479)          (59,430)
      Proceeds from sale of loans                                                   3,916,581         3,160,461
      Origination of loans held for sale                                           (4,787,150)       (3,727,477)
      Increase in accrued interest income and other assets                           (491,642)         (468,503)
      Increase (decrease) in accrued interest, taxes, and other liabilities           533,059          (227,677)
                                                                                      -------          --------
         Net cash provided by (used in) operating activities                          314,560          (108,298)
                                                                                      -------          --------

Cash flows from investing activities:
   Purchases of available for sale securities                                     (11,016,013)       (2,006,021)
   Proceeds  from maturities and calls of available for sale securities             1,000,000         2,000,000
   Purchases of held to maturity securities                                          (710,071)       (1,612,814)
   Proceeds from maturities and calls of held to maturity securities                3,075,000         2,000,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                 179,151            62,589
   Net increase in loans                                                           (7,029,092)       (8,003,450)
   Capital expenditures                                                              (459,541)         (873,292)
                                                                                      -------           -------
         Net cash used in investing activities                                    (14,960,566)       (8,432,988)
                                                                                   ----------         ---------
Cash flows from financing activities:
   Net increase in deposits                                                         6,728,381         2,622,864
   Dividends paid                                                                    (312,553)         (283,500)
                                                                                     --------           -------
         Net cash provided by financing activities                                  6,415,828         2,339,364
                                                                                    ---------         ---------

Net decrease in cash and cash equivalents                                          (8,230,178)       (6,201,922)

Cash and cash equivalents at beginning of year                                     31,238,662        18,738,564
                                                                                   ----------        ----------

Cash and cash equivalents at end of period                                        $23,008,484       $12,536,642
                                                                                  ===========       ===========
Supplemental disclosures:
   Interest paid                                                                  $ 1,892,247       $ 1,742,381
   Loans transferred to other real estate                                                   0           335,713
   Loans charged off                                                                   75,793            15,926
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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1999, and consolidated results of operations for the three months ended March 31, 1999 and 1998 and consolidated cash flows for the three months ended March 31, 1999 and 1998.

2. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1998 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $2,707,000 at March 31, 1999 and $1,544,000 at December 31, 1998. (See Management's Discussion and Analysis of financial condition and results of operations).

6. Basic EPS is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects dilution of common stock options issued.

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months ended March 31, 1999 and 1998, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                                   First Quarter
except per share data)                                  1999         1998
                                                        ----         ----
Net income                                             $  827       $  947

Net Income per Share                                   53(cents)     60(cents)

Corporate earnings decreased $120,000 (13%) for the three months ended March 31, 1999 compared to the same period of the prior year. The primary reasons for the decline were a decrease of $115,000 in non-interest income and an increase of $258,000 in non-interest expense. During the first quarter the Company experienced unanticipated difficulties with a new computer system. Problems with billings resulted in decreased income while non-interest expense went up due to the cost of personnel to rectify the difficulties. Partially offsetting these negative factors was an increase of $226,000 in net interest income. This increase was the result of overall growth in the Bank's assets as the net interest margin declined from 5.66 % in 1998 to 5.13% in 1999.

Net Interest Income                                       First Quarter
-------------------                                     1999         1998
(in thousands)                                          ----         ----
Interest Income                                        $5,086       $4,680
Interest Expense                                        1,937        1,757
                                                       ------        -----
Net Interest Income                                    $ 3,149      $2,923

The Company's 1999 first quarter net interest income increased $226,000. The following table illustrates some of the factors contributing to the increase in net interest income for the first quarter.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             March 31, 1999 and 1998

                                                  ---------------First Quarter Averages----------------
                                                     1999                                    1998
                                                     ----                                    ----
                                    Average                                Average
                                    Balance        Interest      Rate      Balance         Interest      Rate
Assets:
Short term investments              $  17,577      $  204.8     4.66%      $   4,827       $    65.5     5.43%
Securities:  Taxable                   26,728         340.7     5.17%         28,599           422.8     6.03%
             Tax-exempt(1)             16,465         288.8     7.02%         14,600           262.7     7.20%
Loans(2)(3)                           186,250       4,283.6     9.22%        163,176         4,006.1     9.84%
                                    ---------      --------                 --------        --------
Total earning assets/total
interest income                       247,020      $5,117.9     8.31%       211,202        $ 4,757.1     9.04%
                                                   --------                                 ---------
Cash & due from banks                  12,220                                 8,333
All other assets                       14,364                                 9,418
Allowance for loan loss                (4,040)                               (3,500)
                                    ---------                               --------
  Total assets                      $ 269,564                               $225,453
                                    =========                               ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts              $ 106,485      $  713.4     2.72%      $  86,399       $   636.4     2.99%
Time                                   91,347       1,223.4     5.43%         78,277         1,119.9     5.80%
Fed funds purchased                        63            .7     4.43%             45              .7     5.92%
                                    ---------      --------                ---------       ---------
Total interest bearing
liabilities/total interest expense    197,895      $1,937.5     3.97%        164,721       $ 1,757.0     4.33%
                                                   --------                                ---------
Non-interest bearing deposits          47,193                                 36,618
All other liabilities                  2,087                                   1,955
Shareholders' Equity                   22,389                                 22,159
                                    ---------                               --------
Total liabilities and
   shareholders' equity             $269,564                                $225,453
                                    ========                                ========
Interest spread                                                 4.34%                                    4.71%
                                                                =====                                    =====
Net interest income-FTE                            $3,180.4                                $ 3,000.1
                                                   ========                                =========
Net interest margin                                             5.13%                                    5.66%
                                                                =====                                    =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computation above, non-accrual loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $129,000 in 1999 and $153,000 in 1998.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $361,000 in the first quarter of 1999 compared to that of 1998. The increase was due to growth in the Bank's earning assets as the rate earned on these assets declined 73 basis points.

The first quarter average balance in loans increased 14% to $186,000,000. The rate earned on these loans declined 61 basis points reflective of the rates in the Bank's market. The Bank's prime lending rate decreased 75 basis points in the fourth quarter of 1998 contributing to the decline in yield. The growth in the loan portfolio was primarily in commercial loans which increased 22% on average. Consumer loans declined 10% while mortgage loans were unchanged. The Bank's resources in the loan department are primarily deployed making commercial loans. The lack of growth in the mortgage portfolio is attributable to the Bank's policy of selling fixed rate mortgage loans. During the first quarter, the Bank sold nearly $4,000,000 mortgage loans to the secondary market.

In the first quarter, tax equivalent income on short and long term investments increased approximately $83,000 because the average balance increased $12,700,000 although the rate earned decreased 78 basis points. The 27% increase in investment balances compared to 14% growth in loans contributed to the overall decline in rates on earning assets as the lower yielding investment portfolio absorbed the excess deposit growth which the loan portfolio could not utilize.

Interest Bearing Liabilities/Interest Expense
In the first quarter of 1999, interest expense increased approximately $180,000 due to an increase in average balances of approximately $33,000,000 partially offset by a decrease in rates of 36 basis points. Savings and NOW interest expense increased $77,000 because average balances increased $20,000,000 (23%) while rates decreased 27 basis points. Interest on time deposits increased $103,500 in 1999 over the prior year. Balances increased $13,000,000 (17%) while the rate paid on time deposits decrease 37 basis points in the first quarter of 1999 from that of 1998. The deposit growth was principally the result of the Bank's marketing efforts to increase its share of Livingston County deposits.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which requires a minimum 15% liquidity ratio. As of March 31, the Bank's liquidity ratio was 21.31%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to approximately $24,000,000 at March 31, 1999 compared to $18,000,000 at December 31, 1998, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first three months of the year, the Bank was very liquid as short term investments averaged approximately $17,600,000 while Fed Funds

Purchased averaged $63,000. Because of the relatively flat yield curve and the unfavorable investing atmosphere in the second half of 1998, proceeds from some matured Treasury bonds were invested short term with the Federal Home Loan Bank of Indianapolis (FHLB). These funds are available on call and add to the Bank's liquidity position. In addition, the Bank has a $13,000,000 line available at the FHLB and the Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. In addition, management may look to "available for sale" securities in the investment portfolio to meet additional liquidity needs.

In addition to liquidity issues, ALCO discusses the Bank's performance and the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity.

Interest rate risk is also addressed by ALCO. Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while, at the same time, maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asse and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank does not enter into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised.

Interest Rate Sensitivity
(dollars in thousands)                               0-3           4-12            1-5            5+
                                                  Months         Months          Years         Years          Total
Assets:
   Loans....................................     $54,056        $33,715        $93,370       $12,444       $193,585
   Securities...............................       2,485          6,538         25,292        11,693         46,008
   Short term investments...................      12,453                                                     12,453
   Other assets.............................                                                  17,194         17,194
                                                 -------        -------       --------        ------         ------
      Total assets..........................     $68,994        $40,253       $118,662       $41,331       $269,240

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW....................     $43,966        $16,190        $60,373       $31,288       $151,817
   Time.....................................      47,363         29,933         17,150            22         94,468
   Other liabilities and equity.............                                                  22,955         22,955
                                                 -------        -------        -------        ------         ------
      Total liabilities and equity..........     $91,329        $46,123        $77,523       $54,265       $269,240

Rate sensitivity gap and ratios:
   Gap for period...........................    ($22,335)       ($5,870)       $41,139      $(12,934)
   Cumulative gap...........................     (22,335)       (28,205)        12,934

Cumulative rate sensitive ratio.............         .76            .79           1.06          1.00
Dec. 31, 1998 rate sensitive ratio..........        1.28            .92           1.08          1.00

Given the liability sensitive position of the Bank at March 31, 1999, if interest rates increase 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $700,000, while a similar decrease in rates would cause net interest income to increase by a like amount. As noted above, the entire balance of savings, NOW and MMDAs is not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                           First Quarter
-------------------------                         1999         1998
(in thousands)                                    ----         ----
         Total                                     $210         $150
                                                   ====         ====

The provision for loan losses increased $60,000 (34%) in the first quarter of 1999 compared to the prior year. The increase was deemed appropriate due to the large increase in commercial loans and the increase in nonperforming assets discussed below. In March of 1999, the allowance for loan loss as a percent of loans was 2.13%, consistent with 2.14% a year earlier, and 2.13% at December 31, 1998. For the first three months of 1999, the Bank had net charge offs of $54,000, compared with net charge offs of $2,000 last year. Non-accrual, past due 90 days, and renegotiated loans were 1.35% and .53% of total loans outstanding at March 31, 1999 and 1998 respectively and .83% of total loans at December 31, 1998.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $5,300,000 at March 31, 1999, compared to $4,300,000 at December 31, 1998, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $3,200,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Approximately $4,200,000 of the impaired balance relates to three borrowers. These loans are all well collateralized. One of the loans, for $2,400,000, is current and making regular payments but was put on the watch list in its construction phase. The other two loans are in the process of foreclosure. Any loss that might occur from them is not expected to have a material impact on the Company's financial condition or results of operation.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $5,300,000 had specific reserves calculated in accordance with SFAS No. 114 of $530,000 at Marc 31, 1999.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at March 31, 1999 compared to December 31, 1998. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection.

Nonperforming Assets                                          Quarter Ended                Year Ended
(in thousands)                                                March 31, 1999            December 31, 1998
                                                              --------------            -----------------
Non-accrual loans                                                     $2,393                       $1,519
90 days or more past due and still accruing                              314                           25
                                                                      ------                       ------
         Total nonperforming loans                                     2,707                        1,544
Other real estate                                                          0                            0
                                                                      ------                       ------
         Total nonperforming assets                                   $2,707                       $1,544

Nonperforming loans as a percent of total loans                        1.40%                         .83%
Nonperforming assets as a percent of total loans                       1.40%                         .83%
Nonperforming loans as a percent of the loan loss reserve                66%                          27%

Nonperforming loans have increased in 1999 compared to the prior year. Management believes the increase in loan delinquencies is a temporary situation brought on by billing problems associated with the Bank's computer conversion, the temporary loss of the loan collection staff, and two large loans which failed to perform as expected. Billings have improved as the problems of data conversion have mostly been resolved and staff has learned how to use the system. The collection department is now partly staffed. The two loans cited above are in foreclosure and management is identifying potential purchasers for the properties.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 1999 and 1998.

                                                                       Year to date           Year to date
Loans:                                                                March 31, 1999         March 31, 1998
                                                                      --------------         --------------
   (dollars in thousands)
   Average daily balance of loans for the year to date                    187,697                163,176
   Amount of loans, net of unearned income,
   outstanding at the end of the quarter                                  192,924                167,026
Allowance for loan losses:
   Balance at beginning of year                                             3,958                  3,424
   Loans charged off:
     Real Estate Mortgage                                                       0                      0
      Commercial                                                               41                     11
      Consumer                                                                 35                      5
                                                                               --                      -
         Total charge-offs                                                     76                     16
   Recoveries of loans previously charged off:
      Real Estate Mortgage                                                      0                      0
      Commercial                                                                2                      6
      Consumer                                                                 20                      8
                                                                               --                      -
         Total recoveries                                                      22                     14

Net loans charged off                                                          54                      2
Additions to allowance charged to operations                                  210                    150
                                                                              ---                    ---
         Balance at end of quarter                                       $  4,114               $  3,572

Ratios:
  Net loans charged off (annualized) to average
  loans outstanding                                                           .12%                  .01%
  Allowance for loan losses to loans outstanding                             2.13%                 2.14%

Non-interest Income                                         First Quarter
-------------------                                      1999          1998
(in thousands)                                           ----          ----
Total                                                    $356          $448
                                                         ====          ====

Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets, decreased by approximately $92,000 (20%) in the first quarter of 1999 compared to the same period in the previous year. Part of the decrease was attributable to problems related to a computer conversion the Bank had in the fourth quarter of 1998. Certain deposit accounts did not convert service charge routines correctly resulting in about $40,000 in lost income. These problems have been resolved and lost service charge income is not expected to continue. Non-interest income was also decreased by about $20,000 related to the write off of computer equipment not compatible with the new software.

Non-interest Expense                                        First Quarter
--------------------                                     1999          1998
(in thousands)                                           ----          ----
Total                                                    $2,151       $1,869
                                                         ======       ======

Non-interest expense increased $282,000 (15%) in the first quarter of 1999 compared to the same period last year. Contributing to this increase were increases of $118,000 (11%) in salaries and benefits, $96,000 in outside service fees, and $38,000 in other expense. Making up the increase in salary and benefits expense were normal wage increases and an additional $58,000 attributable to extra contract help and overtime paid to staff related to the computer conversion. Included in outside service fees is $80,000 related to hiring outside help to conduct Year 2000 testing. In other expense is the cost of education and testing of the new computer system and extra postage related to mailings associated with the computer change.

Income Tax Expense                                          First Quarter
------------------                                       1999          1998
(in thousands)                                           ----          ----
         Total                                           $317         $405
                                                         ====         ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                           March 31, 1999                        December 31, 1998
-------                                         ------------------                     -----------------
Shareholders' Equity*                                $23,999                                 $23,484
Ratio of Equity to Total Assets                        8.80%                                   8.87%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($47,000) at March 31, 1999 and $12,000 at December 31, 1998.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $515,000 (2%) during the first three months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $312,500.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at March 31, 1999 was 9.11%, and total risk-based capital was 10.36%. At March 31, 1998 these ratios were 12.73% and 13.48% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 7.24% at March 31, 1999 and 9.18% in 1998. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. Approximately $800,000 of the cost has been allocated to a branch site. The Company currently is attempting to sell the remaining acreage which is not needed for the branch. A road has been constructed on the property. Any additional improvements that are needed to enhance the salability of the property are not expected to exceed $200,000.

Construction of the new branch is nearly complete. Land and building will cost approximately $2,000,000 with an additional $500,000 for furniture and equipment. The branch is expected to be open early in the third quarter. Additionally the Bank has purchased land in Howell for another branch at a cost of approximately $250,000. Construction is expected to start in the first quarter of 2000. These projects will be financed from internally generated funds.

Year 2000
Year 2000 issues are an important focus of management's attention. The Company is highly dependent on technology and most bank products are dependent on the software's ability to make the transition to the Year 2000. Preparation for the Year 2000 problem began three years ago when a technology plan was drafted. Although the plan identified ten major technology initiatives to be completed in two to three years, the Year 2000 project was given first priority and efforts began immediately. A national ban consulting firm was hired to help prepare an action plan. The engagement included management education, an inventory of all systems, risk assessment, an action plan, and a project schedule.

A steering committee, comprised of ten key employees representing all departments of the bank, is working on the action plan. The objective is to ensure that any system used by the company that relies on dates will not be affected by the Year 2000 problem, not only computers but power systems, vault timers, elevators, etc. The plan consists of five phases: awareness, assessment, renovation, validation, and implementation. The awareness, assessment, and renovation phases are complete. All "mission critical" systems have been through all five phases and have been determined to be Year 2000 compliant. There are some non-critical computer systems which will be tested in the second quarter. The Company spent approximately $1,500,000 on hardware and software in 1998 and the capital expenditures are essentially complete for this project. During the first quarter of 1999, the Company spent approximately $100,000 for Year 2000 testing. Any additional expense involved in testing non-critical systems is expected to be minimal. However, in spite of thorough testing, the Company can give no guarantee that the systems of other service providers, on which the Company relies, will be fully compliant.

The committee also recognizes that the Company has relationships with vendors and customers which are important to the smooth functioning of its business. As a result, the Company has analyzed significant vendors and customers' Year 2000 readiness and has determined that any failures they may have are not expected to have a material effect on the Company. Certain vendors, however, are beyond our ability to assess.

Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked according to the original plan. Management is in the process of modifying its existing business resumption plans and is also developing contingency plans to address the potential risks in the event of Year 2000 failures, including noncompliance by third parties.

This Year 2000 statement is designated as a Year 2000 Readiness Disclosure in accordance with the Year 2000 Information and Readiness Disclosure Act.

Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The accounting for gains and losses on derivatives depends on the intended us of the derivative. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. Retroactive application is not permitted. SFAS 133 is not expected to have a significant impact on the financial condition or operations of the Corporation.

Item 3.  Quantitative  and Qualitative  Disclosures  about Market Risk
There has been no material change in the market risk faced by the Company since December 31, 1998.

                          PART II - OTHER INFORMATION e

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
         There are none applicable.

(b)  Reports on Form 8-K:
          There were no reports on Form 8-K filed during the first quarter of 1999.







                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.

               FNBH BANCORP, INC.



               /s/ Barbara D. Martin
               Barbara D. Martin
               President and Chief Executive Officer



               /s/ Barbara J. Nelson
               Barbara J. Nelson
               Secretary/Treasurer

DATE:  May 12, 1999