Form 10-K/A
period 1998-12-31
FNBH BANCORP INC
filed 1999-05-27
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                              --------------------

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

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant


               INFORMATION ABOUT DIRECTORS AND DIRECTOR NOMINEES

     The following information relating to the principal occupation or employment has been furnished to the Corporation by the respective directors and director nominees. Each of those persons have been engaged in the occupations stated below for more than five years.

                                                                                                Director of
            Name                            Principal Occupation                    Age      Corporation Since*
            ----                            --------------------                    ---      ------------------
 Nominees for Election
 as Directors for Terms
    Expiring in 2002

R. Michael Yost             Director, Group Operations and Administration,          50              1997
                            AAA, Michigan/Wisconsin.

Dona Scott Laskey           Attorney with Sullivan, Ward, Bone, Tyler &             55              1973
                            Asher, P.C.

Charles N. Holkins          C. N. Holkins & Son, a hardware and lumber              59              1984
                            sales company

James R. McAuliffe          President of Citizens Insurance Co. since 1994          54              1998


  Directors Whose
Terms Expire in 2001

W. Rickard Scofield         President of May & Scofield, Inc., a                    46              1992
                            manufacturer of automotive subassemblies,
                            since 1993, and Vice President prior to that time

Randolph E. Rudisill        President of Thermofil, Inc., a leading                 54              1997
                            manufacturer of reinforced thermoplastics

Barbara D. Martin           President and CEO of Corporation and Bank               52              1984

 Directors Whose
Terms Expire in 2000

Donald K. Burkel            Co-owner of Oasis Truck Plaza, a full facility          63              1991
                            truck plaza, and Fowlerville Farms, Inc., a
                            restaurant, gasoline and gift shop operation

Harry E. Griffith           Realtor, President of Crandall Realty, Inc., a real     68              1973
                            estate brokerage and appraisal corporation

Gary R. Boss                Board Chairman of Boss Engineering Co., an              56              1995
                            engineering and survey corporation

     * The Corporation was formed and organized in 1988; dates preceding 1988 reference status as a director of the Bank. All persons who are directors of the Corporation are also directors of the Bank.

     The Audit Committee, comprised of Dona Laskey, Gary Boss, and W. Rickard Scofield, met on two occasions during 1998. Its primary duties and responsibilities include annually recommending to the Board of Directors an independent public accounting firm to be appointed auditors of the Corporation and the Bank, reviewing the scope and fees for the audit, reviewing all the reports received from the independent public accountants, and coordinating matters with the internal auditing department.

     The Nominating Committee of the Board, comprised of Messrs. Burkel, Rudisill, Yost, Scofield, and Ms. Martin, met on three occasions during 1998. This Committee is responsible for reviewing and making recommendations as to the composition of the Board of Directors, to recommend nominees for election to the Board and recommends individuals to fill vacancies which may occur between annual meetings. The Committee is authorized to consider Board nominations for qualified persons recommended by shareholders that are in compliance with the procedures set forth in the Corporation's Restated Articles of Incorporation. Any nomination must be submitted in writing, on or before the 60th day preceding the anniversary date of the previous annual meeting. The nomination must include a description of the proposed nominee, his or her consent to serve as a director and other biographical data on the nominee.

     The Board also has a Compensation Committee comprised of Messrs. Rudisill, Scofield, and Holkins. This Committee met three times in 1998. This Committee approves the compensation and benefits of senior management of the Bank and Corporation. The Board also has other committees, such as the Finance Committee and the Executive Committee.

     The Board of Directors of the Corporation held a total of six meetings during 1998. No director attended less than 75% of the aggregate number of meetings of the Board of Directors and the committees on which he or she served. There are no family relationships between or among the directors, nominees or executive officers of the Corporation.

                            REMUNERATION OF DIRECTORS

     Directors are paid $250 for each Board meeting held and $250 for each Board committee meeting attended; however, no fees are paid to employees of the Bank who serve on the Board. Members of the Board of Directors of the Bank are paid at the rate of $700 per Board meeting held, and $250 for each Board committee meeting attended.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant  to  Section  16 of  the  Securities  Exchange  Act of  1934,  the
Corporation's directors and executive officers, as well as any person holding more than 10% of its common stock, are required to report initial statements of ownership of the Corporation's securities and changes in such ownership to the Securities and Exchange Commission. To the Corporation's knowledge, all the required reports were filed by such persons during 1998.


Executive Officers
     The information called for by this item is contained in Part I of this Form 10-K Report.



Item 11 - Executive Compensation

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Bank during the last three years to its Chief Executive Officer and its other executive officers whose annual compensation exceeded $100,000 (the "Named Executives"). There are no employees of the Corporation; all personnel are employed by the Bank.

                                                                                               Long-Term
                                                                                              Compensation
                                                      Annual Compensation(1)                 Restricted Stock     All Other
 Name and Principal Position          Year        Salary         Bonus          Other(3)        Awards(4)        Compensation(5)
 ---------------------------          ----        ------         -----          -------         --------         ------------
Barbara D. Martin, President          1998        $157,500      $35,438(2)      $8,734          $29,995             $13,181
and Chief Executive Officer           1997         150,000       45,000              0                0              12,556
                                      1996         120,000       17,172              0                0              11,056

Barbara Nelson, Senior Vice           1998         $87,917      $19,781(2)        $641          $ 9,975             $ 9,702
President and Chief Financial         1997          83,000       24,900              0                0               8,606
Officer                               1996          80,000       11,448              0                0               8,306

James Wibby,  Senior Vice             1998         $90,000      $20,350(2)          $0          $ 7,700             $ 5,556
President, Loans                      1997          53,231       15,969              0                0                 179
                                      1996               0            0              0                0                   0

John D. Logan, Senior Vice            1998         $86,000      $19,350(2)          $0          $ 8,785             $ 6,119
President, Trust                      1997          63,537       18,866              0                0                 204
                                      1996               0            0              0                0                   0


     (1) Includes amounts deferred pursuant to Section 401(k) of the Internal Revenue Code.

     (2) For bonus payments in 1998 the amounts reflect only 75% of the bonus that may be earned for that year, based on the Corporation's performance through September 30 of that year. The balance of any bonus, which is not calculable at this time, will be reported in subsequent proxy statements and/or reports.

     (3) Represents amounts contributed by the Bank as retirement benefits, for the Named Executives, in excess of the amounts permitted under the Bank's 401(k) Plan.

     (4) Amounts represent the aggregate value of restricted shares of Common Stock (based upon the value of the stock on the date of grant) issued to the Named Executives for the designated year under the Corporation's Long-Term Incentive Plan. The 1998 award of restricted shares was based on a per share value of $35.00, as of July 1, 1998. The shares are subject to restrictions on transfer and risks of forfeiture which lapse over a period of 5 years at the annual rate of 20% of the granted shares, subject to earlier termination of those restrictions and risks upon death, disability or a change in control of the Corporation. The named executives have no right to the unvested percentage of the restricted shares, except voting rights and the right to all dividends and all other distributions paid to holders of the common stock. As of December 31, 1998, the Named Executives held shares of restricted stock in the following aggregated amounts and values (based on the per share value of the Corporation's common stock on December 31, 1998, which equaled $35.00): Ms. Martin - 857 shares ($29,995); Ms. Nelson - 285 shares ($9,975); Mr. Wibby - 220 shares
          ($7,700);  and  Mr.  Logan - 251  shares  ($8,785).

     (5) The amounts disclosed in this column include (a) amounts contributed by the Bank to the Bank's 401(k) Plan, pursuant to which substantially all salaried employees of the Bank participate; and (b) the dollar value of premiums paid by the Bank for term life insurance on behalf of the named executives as follows:

                                                   1998              1997              1996
                                                   ----              ----              ----
Barbara D. Martin                (a)             $12,875           $12,250           $10,750
                                 (b)                 306               306               306
Barbara Nelson                   (a)             $ 9,396           $ 8,300             8,000
                                 (b)                 306               306               306
James Wibby                      (a)             $ 5,250           $     0           $     0
                                 (b)                 306               179                 0
John D. Logan                    (a)             $ 5,813           $     0           $     0
                                 (b)                 306               204                 0




Item 12 - Security  Ownership of Certain Beneficial Owners and Management


                            OWNERSHIP OF COMMON STOCK

     The following table sets forth certain information as of March 1, 1999, as to the Common Stock of the Corporation owned beneficially by each director, each Named Executive in the Summary Compensation Table above, and by all directors and executive officers of the Corporation as a group. No shareholders are known to the Corporation to have been the beneficial owner of more than five percent (5%) of the Corporation's outstanding common stock as of March 1, 1999.


                                                        Number of Shares(1)                 Percent of Class
                                                        -------------------                 ----------------
Gary R. Boss                                                   1,500                              *
Donald K. Burkel                                               4,500                              *
Harry E. Griffith                                              7,164                              *
Charles N. Holkins                                            16,800(2)                          1.08%
Dona Scott Laskey                                             24,000                             1.54%
John D. Logan                                                  3,807                              *
Barbara D. Martin                                             14,989(3)                           *
James R. McAuliffe                                               109                              *
Barbara J. Nelson                                                586                              *
Randolph E. Rudisill                                             282                              *
W. Rickard Scofield                                            1,200                              *
James Wibby                                                      820                              *
R. Michael Yost                                                1,218                              *
All Executive Officers and Directors as a
Group (14 persons)                                            76,976                             4.93%

*Represents less than one percent

     (1) This information is based upon the Corporation's records as of March 1, 1999, and information supplied by the persons listed above. The number of shares stated in this column include shares owned of record by the shareholder and shares which, under federal securities regulations, are deemed to be beneficially owned by the shareholder. Unless otherwise indicated below, the persons named in the table have sole voting and sole investment power or share voting and investment power with their respective spouses, with respect to all shares beneficially owned.

     (2)  Represents  16,800 shares held by Mr. Holkins or his wife as trustees.

     (3) Includes 8,579 shares held for the benefit of Ms. Martin's minor children.


Item 13 - Certain Relationships and Related Transactions

                      CERTAIN TRANSACTIONS WITH MANAGEMENT

     Certain directors and officers of the Corporation have had and are expected to have in the future, transactions with the Bank, or have been directors or officers of corporations, or members of partnerships, which have had and are expected to have in the future, transactions with the Bank. All such transactions with officers and directors, either directly or indirectly, have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and these transactions do not involve more than the normal risk of collectibility or present other unfavorable features. All such future transactions, including transactions with principal shareholders and other Corporation affiliates, will be made in the ordinary course of business, on terms no less favorable to the Corporation than with other customers, and for loans in excess of $200,000, will be subject to approval by a majority of the Corporation's independent, outside disinterested directors.

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