Form 10-Q
period 1999-06-30
FNBH BANCORP INC
filed 1999-08-12
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,562,768 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 1999.

                                      INDEX


                                                                           Page
                                                                          Number
Part I.   Financial Information (unaudited):

       Item 1.
       Interim Financial Statements:
       Consolidated Balance Sheet as of June 30, 1999 and Dec. 31, 1998........4
       Consolidated Statements of Income, three months ended
       June 30, 1999 and 1998, and six months ended June 30, 1999 and 1998.....5
       Consolidated Statement of Stockholders' Equity and Comprehensive
       Income for six months ended June 30, 1999 and 1998......................6
       Consolidated Statements of Cash Flows for six months ended
         June 30, 1999 and 1998................................................7
         Notes to Interim Consolidated Financial Statements....................8

         Item 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

         Item 3.
         Quantitative and Qualitative Disclosures about Market Risk...........20

Part II.  Other Information

         Item 4...............................................................20

         Item 6...............................................................20

         Signatures...........................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)                                            June 30          December 31
                                                                                      1999                 1998
                                                                                  --------          -----------
Assets
Cash and due from banks                                                         $  10,361,333      $ 12,304,296
Short term investments                                                             10,069,224        18,934,366
                                                                                   ----------        ----------
   Total cash and cash equivalents                                                 20,430,557        31,238,662

Investment securities held to maturity, net (fair value of $16,957,000
   at June 30, 1999 and $19,066,000 at Dec. 31, 1998)                              16,790,971        18,278,233
Investment securities available for sale, at fair value                            30,628,437        19,765,936
Mortgage-backed securities held to maturity, net (fair value of
   $514,000 at June 30, 1999 and $602,000 at Dec. 31, 1998)                           518,084           601,940
                                                                                      -------           -------
      Total investment securities                                                  47,937,492        38,646,109

Loans:
   Commercial                                                                     153,053,775       137,634,020
   Consumer                                                                        24,347,407        23,064,800
   Real estate mortgages                                                           23,700,445        24,946,777
                                                                                  -----------       -----------
      Total loans                                                                 201,101,627       185,645,597
   Less unearned income                                                               542,138           627,169
   Less allowance for loan losses                                                   4,273,117         3,958,008
                                                                                    ---------         ---------
      Net loans                                                                   196,286,372       181,060,420

Premises and equipment - net                                                        8,311,541         7,289,461
Land available for sale - net                                                       3,048,914         3,128,914
Accrued interest and other assets                                                   3,710,114         3,325,318
      Total assets                                                               $279,724,990      $264,688,884
                                                                                 ============      ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                   $ 52,074,758      $ 47,401,813
   NOW                                                                             27,196,632        29,087,082
   Savings and money market                                                        81,809,534        75,129,137
   Time                                                                            92,762,937        87,938,732
                                                                                   ----------        ----------
      Total deposits                                                              253,843,861       239,556,764

Accrued interest, taxes, and other liabilities                                      1,542,200         1,635,587
                                                                                    ---------         ---------
      Total liabilities                                                           255,386,061       241,192,351

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,562,768
shares issued and outstanding at June 30, 1999 and Dec. 31, 1998                    4,821,880         4,821,775
Retained earnings                                                                  19,753,231        18,728,787
Unearned management retention plan                                                    (66,220)          (66,220)
Accumulated other comprehensive income (loss), net                                   (169,962)           12,191
                                                                                    ---------            ------
      Total stockholders' equity                                                   24,338,929        23,496,533
      Total liabilities and stockholders' equity                                 $279,724,990      $264,688,884
                                                                                 ============      ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                      Three Months Ended June        Six Months Ended June
                                                                  1999            1998           1999            1998
                                                                  ----            ----           ----            ----
Interest income:
   Interest and fees on loans                                $4,437,173      $4,267,024     $8,770,045      $8,268,832
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       358,103         383,088        686,020         805,900
      Obligations of state and political subdivisions           204,757         196,705        412,500         386,129
      Other securities                                           16,687          16,822         29,771          16,822
   Interest on short term investments                           115,580          43,541        320,391         109,041
                                                                -------          ------        -------         -------
      Total interest income                                   5,132,300       4,907,180     10,218,727       9,586,724
                                                              ---------       ---------     ----------       ---------

Interest expense:
   Interest on deposits                                       1,951,423       1,796,380      3,888,173       3,552,737
   Other interest expense                                           203           6,156            904           6,822
                                                                    ---           -----            ---           -----
      Total interest expense                                  1,951,626       1,802,536      3,889,077       3,559,559
                                                              ---------       ---------      ---------       ---------

      Net interest income                                     3,180,674       3,104,644      6,329,650       6,027,165

Provision for loan losses                                       210,000         150,000        420,000         300,000
                                                                -------         -------        -------         -------
      Net interest income after provision for loan losses     2,970,674       2,954,644      5,909,650       5,727,165
                                                              ---------       ---------      ---------       ---------

Non-interest income:
   Service charges                                              527,354         400,656        794,692         772,717
   Gain (loss) on sale of loans                                 (49,417)         80,044         10,062         139,474
   Trust income                                                  33,667          17,534         67,954          30,535
   Other                                                         31,517           2,970         26,643           6,370
                                                                 ------           -----         ------           -----
      Total non-interest income                                 543,121         501,204        899,351         949,096
                                                                -------         -------        -------         -------

Non-interest expense:
   Salaries and employee benefits                             1,161,980       1,076,685      2,321,422       2,118,517
   Net occupancy                                                181,316         147,303        347,369         280,208
   Equipment expense                                            185,695         146,665        300,774         261,998
   Fees                                                         111,339          73,118        259,444         124,813
   Printing and supplies                                         80,075          41,498        143,675         107,219
   Michigan Single Business Tax                                  47,300          43,500         98,900          95,500
   Other                                                        579,818         367,588      1,026,968         776,823
                                                                -------         -------      ---------         -------
      Total non-interest expense                              2,347,523       1,896,357      4,498,552       3,765,078
                                                              ---------       ---------      ---------       ---------

Income before federal income taxes                            1,166,272       1,559,491      2,310,449       2,911,183

Federal income taxes                                            343,900         453,000        660,900         858,000
                                                                -------         -------        -------         -------

      Net income                                               $822,372      $1,106,491     $1,649,549      $2,053,183
                                                               ========      ==========     ==========      ==========
Per share statistics*
   Basic EPS                                                     $  .53            $.70          $1.05           $1.30
   Diluted EPS                                                   $  .53            $.70          $1.05           $1.30
   Dividends                                                     $  .20            $.18         $  .40          $  .36

*Based on 1,562,768 average shares outstanding during the period ended June 30, 1999 and 1,575,000 average shares outstanding during the period ended June 30, 1998. See notes to interim consolidated financial statements.

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                          Accumulated Other
                                                                                            Comprehensive
                                                            Common         Retained          Income (loss)
                                                            Stock          Earnings                              Total
Balances at December 31, 1997                              $5,250,000      16,467,201        14,824                21,732,025
Net income                                                                  2,053,183                               2,053,183
Change in unrealized gain(loss) on debt securities
   available for sale, net of tax effect                                                     (4,624)                   (4,624)
Total comprehensive income                                                                                          2,048,559
Cash dividends (36(cent)per share)                                           (567,000)                               (567,000)
                                                           ----------       ---------       -------                 ---------
Balances at June 30, 1998                                  $5,250,000      17,953,384        10,200                23,213,584
                                                           ==========      ==========       =======                ==========

See notes to interim consolidated financial statements

                                                                                           Unearned        Accumulated
                                                                                          Management          Other
                                                           Common          Retained        Retention     Comprehensive
                                                           Stock           Earnings           Plan         Income (loss)    Total
Balances at December 31, 1998                              $4,821,775      18,728,787       (66,220)         12,191      23,496,533
Net income                                                                  1,649,549                                     1,649,549
Change in unrealized gain (loss) on debt securities
   available for sale, net of tax effect                                                                   (182,153)       (182,153)
                                                                                                                          ---------
Total comprehensive income                                                                                                1,467,396
Shares issued for employee awards                                 105                                                           105
Cash dividends (40(cent)per share)                                           (625,105)                                     (625,105)
                                                           ----------       ---------       --------       ---------      ----------

Balances at June 30, 1999                                  $4,821,880      19,753,231       (66,220)       (169,962)      24,338,929
                                                           ==========      ==========       ========       =========      ==========

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Unaudited                                                                          Six months ended June 30
                                                                                   1999              1998
                                                                                   ----              ----
Cash flows from operating activities:
   Net income                                                                    $  1,649,549       $ 2,053,183
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                       420,000           300,000
      Depreciation and amortization                                                   319,100           247,042
      Net amortization on investment securities                                        42,615            15,534
      Loss on disposal of equipment                                                    18,360               723
      Gain on sale of loans                                                           (10,062)         (139,574)
      Proceeds from sale of loans                                                   8,244,550        11,276,972
      Origination of loans held for sale                                           (9,086,850)      (11,493,348)
      (Increase) decrease in accrued interest income and other assets                (384,796)          566,476
      Increase (decrease) in accrued interest, taxes, and other liabilities            80,413          (700,975)
                                                                                       ------         ---------
         Net cash provided by operating activities                                  1,292,879         2,126,033
                                                                                    ---------         ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                     (14,167,570)       (2,006,021)
   Proceeds  from maturities and calls of available for sale securities             2,000,000         6,000,000
   Purchases of held to maturity securities                                        (1,587,420)       (2,636,291)
   Proceeds from maturities and calls of held to maturity securities                3,868,000         5,290,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                 277,040            89,878
   Net increase in loans                                                          (14,793,481)      (21,737,473)
   Capital expenditures                                                            (1,359,545)       (5,199,167)
                                                                                  -----------       -----------
         Net cash used in investing activities                                    (25,762,976)      (20,199,074)
                                                                                  ------------      -----------

Cash flows from financing activities:
   Net increase in deposits                                                        14,287,097        13,753,687
   Dividends paid                                                                    (625,105)         (567,000)
                                                                                    ---------         ---------
         Net cash provided by financing activities                                 13,661,992        13,186,687
                                                                                   ----------        ----------

Net decrease in cash and cash equivalents                                         (10,808,105)       (4,886,354)

Cash and cash equivalents at beginning of year                                     31,238,662        18,738,564
                                                                                   ----------        ----------

Cash and cash equivalents at end of period                                        $20,430,557       $13,852,210
                                                                                  ===========       ===========

Supplemental disclosures:
   Interest paid                                                                  $ 4,000,724       $ 3,551,715
   Federal income taxes paid                                                          752,000           915,000
   Loans transferred from other real estate                                                 0           335,713
   Loans charged off                                                                  233,386            66,945

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1999, and consolidated results of operations for the three months and six months ended June 30, 1999 and 1998 and consolidated cash flows for the six months ended June 30, 1999 and 1998.

2. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1998 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $2,115,000 at June 30, 1999 and $1,544,000 at December 31, 1998. (See Management's Discussion and Analysis of financial condition and results of operations).

6. Basic EPS is computed by dividing net income by the weighted average common shares outstanding.

-------------------------------------------------------------------------------------------------------
                                                Second Quarter                      Year to Date
-------------------------------------------------------------------------------------------------------
                                          1999              1998              1999              1998
-------------------------------------------------------------------------------------------------------
Net income                               $822,372        $1,106,491        $1,649,549        $2,053,183
-------------------------------------------------------------------------------------------------------
Shares outstanding (basic)              1,562,768         1,575,000         1,562,768         1,575,000
-------------------------------------------------------------------------------------------------------
Diluted shares                                  0                 0                 0                 0
-------------------------------------------------------------------------------------------------------
   Shares outstanding (diluted)         1,562,768         1,575,000         1,562,768         1,575,000
-------------------------------------------------------------------------------------------------------
Earnings per share:
-------------------------------------------------------------------------------------------------------
   Basic EPS                                 $.53              $.70             $1.05             $1.30
-------------------------------------------------------------------------------------------------------
   Diluted EPS                               $.53              $.70             $1.05             $1.30
-------------------------------------------------------------------------------------------------------

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

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 1999 and 1998, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                     Second Quarter                       Year-to-Date
except per share data)                     1999         1998                   1999       1998
                                           ----         ----                   ----       ----
Net income                                $822         $1,106                 $1,650      $2,053
Net Income per Share                     $ .53          $ .70                  $1.05       $1.30

Net income for the three months ended June 30, 1999 decreased approximately $284,000 (26%) from that reported for the same period last year. The primary reason for the decline was an increase of $452,000 in non-interest expense. This increase was primarily the result of non-recurring expenditures related to a computer conversion and increased estimated holding costs related to real estate the Company owns. Partially offsetting these negative factors, were increases in net interest income and in non-interest income and a decrease in federal income taxes. The increase in net interest income was the result of overall growth in the Bank's assets as the net interest margin declined. Net income for the first half of the year decreased $403,000 (20%) compared to the same period last year. Contributing to this decrease was an increase of $734,000 (19%) in non-interest expense, $120,000 (40%) in the loan loss provision, partially offset by an increase of $303,000 (5%) in net interest income and a decrease of $197,000 (23%) in federal tax accruals.

Net Interest Income                                  Second Quarter                     Year-to-Date
(in thousands)                                      1999         1998                 1999        1998
                                                    ----         ----                 ----        ----
Interest Income                                   $5,132       $4,907                $10,219     $9,587
Interest Expense                                   1,952        1,802                  3,889      3,560
                                                 -------       ------                -------     ------
Net Interest Income                              $ 3,180       $3,105                 $6,330     $6,027

The Company's 1999 second quarter net interest income increased $75,000 (2%) when compared with the same period in the prior year, while net interest income for the year to date was $303,000 (5%) higher than that of 1998. The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.


                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             June 30, 1999 and 1998

                                                                             ---------------Second Quarter Averages----------------

                                                       1999                                    1998
                                                       ----                                    ----
                                          Average                                  Average
                                         Balance       Interest       Rate        Balance       Interest       Rate
Assets:
Short term investments                $    10,061     $    114.8      4.52%     $    3,165      $    43.5      5.43%
Securities:  Taxable                       29,821          375.8      5.04%         26,233          399.9      6.10%
             Tax-exempt(1)                 16,487          285.0      6.91%         15,325          272.9      7.12%
Loans(2)(3)                               196,213        4,497.0      9.07%        173,449        4,272.3      9.74%
                                        ---------      ---------                ----------      ---------
Total earning assets/total
interest income                           252,582       $5,272.6      8.27%        218,172       $4,988.6      9.05%
                                                       ---------                                ---------
Cash & due from banks                      11,285                                    9,099
All other assets                           14,750                                   11,090
Allowance for loan loss                    (4,201)                                  (3,656)
                                        ---------                               ----------
   Total assets                          $274,416                                 $234,705
                                        =========                               ==========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $  105,078         $692.7      2.64%      $  87,383      $   653.4      3.00%
Time                                       94,108        1,258.7      5.36%         79,830        1,143.0      5.74%
Purchased funds                                11             .2      7.23%            426            6.1      5.66%
                                        ---------      ---------                ----------      ---------
Total interest bearing
liabilities/total interest expense        199,197      $ 1,951.6      3.93%        167,639       $1,802.5      4.31%
                                                       ---------                                ---------
Non-interest bearing deposits              48,806                                   42,277
All other liabilities                       1,980                                    2,003
Stockholders' Equity                       24,433                                   22,786
                                        ---------                               ----------
Total liabilities and
   shareholders' equity                  $274,416                                 $234,705
                                        =========                               ----------
Interest spread                                                       4.34%                                    4.74%
                                                                      =====                                    =====
Net interest income-FTE                                $ 3,321.0                                $ 3,186.1
                                                       =========                                =========
Net interest margin                                                   5.17%                                    5.75%
                                                                      =====                                    =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $139,000 in 1999 and $138,000 in 1998.

                                                   ----------------Year to Date Averages-----------------
                                                         1999                                  1998
                                                         ----                                  ----
                                          Average                                 Average
                                          Balance       Interest      Rate        Balance      Interest        Rate
Assets:
Short term investments                  $  13,694     $    319.6      4.64%     $    3,991     $   109.0       5.43%
Securities:  Taxable                       28,273          716.5      5.11%         27,402         822.7       6.05%
             Tax-exempt(1)                 16,475          573.8      6.97%         14,964         535.6       7.16%
Loans(2)(3)                               190,346        8,780.6      9.19%        168,341       8,278.4       9.80%
                                         --------     ----------                ----------      --------
Total earning assets/total
interest income                           248,788     $ 10,390.5      8.33%        214,698      $9,745.7       9.06%
                                                      ----------                                --------

Cash & due from banks                      12,299                                    8,718
All other assets                           15,593                                   10,261
Allowance for loan loss                    (4,121)                                  (3,578)
                                         --------                               ----------
   Total assets                          $272,559                               $  230,099
                                         ========                               ==========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                   $105,773     $  1,406.1      2.68%     $   86,893      $1,289.9       2.99%
Time                                       92,734        2,482.1      5.40%         79,058       2,262.9       5.77%
Purchased funds                                37             .9      4.86%            237           6.8       5.73%
                                         --------     ----------                ----------      --------
Total interest bearing
liabilities/total interest expense        198,544     $  3,889.1      3.95%        166,188      $3,559.6       4.32%
                                                      ----------                                --------
Non-interest bearing deposits              48,154                                   39,462
All other liabilities                       1,731                                    1,979
Stockholders' Equity                       24,130                                   22,470
                                         --------                               ----------
Total liabilities and
  shareholders' equity                   $272,559                                $ 230,099
                                         ========                               ==========
Interest spread                                                       4.38%                                    4.74%
                                                                      =====                                    =====
Net interest income-FTE                               $  6,501.4                                $6,186.1
                                                      ==========                                ========
Net interest margin                                                   5.18%                                    5.71%
                                                                      =====                                    =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $268,000 in 1999 and $291,000 in 1998.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $284,000 in the second quarter of 1999 compared to that of 1998. A $23,000,000 (13%) growth in average loan balances led to the net interest income growth. The rate earned on loans declined 67 basis points. Contributing to the decline in yield was a decrease in the Bank's prime lending rate of 75 basis points which continued until July 1 when it increased 25 basis points.

In the second quarter, tax equivalent income on short and long term investments increased because the average balance increased $11,600,000 although the rate earned decreased 90 basis points. The 26% increase in investment balances compared to the 13% growth in loans contributed to the overall decline in rates on earning assets as the lower yielding investment portfolio absorbed the excess deposit growth which the loan portfolio could not utilize.

For the first half of the year, tax equivalent interest income increased $645,000. Again, the increase was primarily attributable to growth. Loan interest income increased $500,000, with average balances up $22,000,000 while yields declined 61 basis points. The growth in the loan portfolio was primarily in commercial loans which increased 20% on average. The lack of growth in the mortgage loan portfolio is attributable to the Bank's policy of selling fixed rate mortgage loans. New nonconforming variable rate mortgages, which are retained in the loan portfolio, have not kept up with mortgage loan run off. The Bank sold approximately $7,700,000 mortgage loans to the secondary market during the first half of 1999.

For the first six months of the year, income on short and long term investments increased $143,000 from that earned the prior year due to a $12,000,000 increase in average balances although the yields decreased by 84 basis points.

Interest Bearing Liabilities/Interest Expense
In the second quarter of 1998, interest expense increased $149,000 due to an increase in average balances of $31,600,000 although the interest rate paid declined 38 basis points. Savings and NOW interest expense increased $39,000 because balances increased $17,700,000 although rates declined 36 basis points. Interest on time deposits increased $116,000 in the second quarter of 1999 over the prior year. Balances increased $14,300,000 although the rate paid on time deposits decreased 38 basis points compared to that of 1998. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits. Deposit rates are set based on market studies. Special rates are offered from time to time to meet rate sensitivity goals. The decline in deposit rates was not as significant as that earned on assets resulting in a decline in the interest margin.

In the first half of the year, interest expense was $330,000 higher than 1998 due to average balances of interest bearing liabilities increasing $32,400,000 although the average rate declined 37 basis points. Savings and NOW interest expense increased

$116,000 because balances increased $19,900,000 although the interest rate decreased 31 basis points. Interest on time deposits increased $229,000 because the balance increased $13,700,000 although the rate decreased 37 basis points.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a 15% liquidity ratio. As of June 30, the Bank's liquidity ratio was 19.33%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $22,400,000 at June 30, 1999 compared to $18,000,000 at December 31, 1998, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first half of the year, short term investments averaged approximately $13,700,000. Because of the relatively flat yield curve and the unfavorable investing atmosphere in the second half of 1998, proceeds from some matured Treasury bonds were invested short term with the Federal Home Loa Bank of Indianapolis. These funds are available on call and add to the Bank's liquidity position. In addition, the Bank has a $13,000,000 line of credit available at the FHLB and the Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity. Management has decided to maintain higher than usual liquidity ratios this year to meet any cash needs related to Year 2000 customer demand.

In addition to liquidity issues, ALCO discusses the Bank's performance and the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity.

Interest rate risk is also addressed by ALCO. Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while, at the same time, maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asse and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank does not enter into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised.

Interest Rate Sensitivity
(dollars in thousands)                              0-3           4-12            1-5            5+
                                                  Months         Months          Years         Years          Total
Assets:
   Loans.................................        $58,812        $30,839        $97,586       $13,865       $201,102
   Securities............................            933         13,266         22,568        11,170         47,937
   Fed funds.............................         10,069                                                     10,069
   Other assets..........................                                                     20,902         20,902
                                                 -------        -------       --------        ------         ------
      Total assets.......................        $69,814        $44,105       $120,154       $45,937       $280,010

Liabilities & Stockholders' Equity:
   Demand, Savings & NOW.................        $47,325        $17,095        $63,981       $32,680       $161,081
   Time..................................         38,981         23,249         30,518            15         92,763
   Other liabilities and equity..........                                                     26,166         26,166
                                                 -------        -------        -------        ------         ------
      Total liabilities and equity.......        $86,306        $40,344        $94,499       $58,861       $280,010

Rate sensitivity gap and ratios:
   Gap for period........................      $ (16,491)        $3,761        $25,655      $(12,924)
   Cumulative gap........................        (16,491)       (12,731)        12,924

Cumulative rate sensitive ratio..........            .81            .90           1.06          1.00
Dec. 31, 1998 rate sensitive ratio.......           1.28            .92           1.08          1.00

Given the liability sensitive position of the Bank at June 30, 1999, if interest rates increase 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $260,000, while a similar decrease in rates would cause net interest income to increase by a like amount. In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances ar core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                      Second Quarter                              Year-to-Date
(in thousands)                               1999         1998                          1999        1998
                                             ----         ----                          ----        ----
         Total                               $210         $150                         $420        $300
                                             ====         ====                         ====        ====

The provision for loan losses increased $60,000 in the second quarter of 1999 compared to the prior year. Year to date the provision has increased $120,000.
The increase in the loan loss provision was deemed appropriate principally due to the 20% growth in commercial loans. In June of 1999, the allowance for loan loss as a percent of loans was 2.12%, compared to 2.05% a year earlier and 2.13% at December 31, 1998. For the first six months of 1999, the Bank had net charge offs of $105,000, compared to $21,000 in the first half of 1998. Non-accrual, past due 90 days, and renegotiated loans were 1.05% and .58% of total loans outstanding at June 30, 1999 and 1998 respectively and .83% of total loans at December 31, 1998.

Impaired  loans, as defined by Statement of Financial  Accounting  Standards No.
114,  Accounting by Creditors for  Impairment of a Loan,  totaled  approximately
$5,100,000  at June 30, 1999,  compared to  $4,300,000  at December 31, 1998 and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and, at June 30, 1999, $3,100,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis. Approximately $4,200,000 of the impaired balance relates to three borrowers. These loans are considered by management to be well collateralized. One of the loans, for $2,400,000 is current and making regular payments but was put on the watch list in its construction phase. The other two loans are in the process of foreclosure. Any loss that might occur from these loans is not expected to have a material impact on the Company's financial condition or results of operations.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $5,100,000 had specific reserves calculated in accordance with SFAS No. 114 of $630,000 at June 30, 1999.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at June 30, 1999 compared to December 31, 1998. The loans categorized as ninety days past due are all well secured and in the process of collection.

Nonperforming Assets                                           Quarter Ended             Year Ended
(in thousands)                                                 June 30, 1999          December 31, 1998
                                                               -------------          -----------------
Non-accrual loans                                                $2,102                   $1,519
90 days or more past due and still accruing                          13                       25
                                                                 ------                   ------
         Total nonperforming loans                                2,115                    1,544
Other real estate                                                     0                        0
                                                                 ------                   ------
         Total nonperforming assets                              $2,115                   $1,544

Nonperforming loans as a percent of total loans                   1.05%                     .83%
Nonperforming assets as a percent of total loans                  1.05%                     .83%
Loan loss reserve to nonperforming loans                           202%                     256%

Nonperforming loans have increased in 1999 compared to the end of the year primarily due to the addition of one large loan for $800,000 to non-accrual loans. This loan is in foreclosure and will likely be redeemed before the end of the year. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 1999 and 1998.

                                                                       Year to date           Year to date
Loans:   (dollars in thousands)                                        June 30, 1999          June 30, 1998
   Average daily balance of loans for the year to date                    190,346                168,341
   Amount of loans (gross) outstanding at end of the
   quarter                                                                201,102                181,075
Allowance for loan losses:
   Balance at beginning of year                                             3,958                  3,424
   Loans charged off:
      Real estate                                                               0                      0
      Commercial                                                              158                      18
      Consumer                                                                 75                     49
                                                                               --                     --
         Total charge-offs                                                    233                      67

   Recoveries of loans previously charged off:
      Real estate                                                              35                       0
      Commercial                                                               65                     13
      Consumer                                                                 28                     33
                                                                               --                     --
         Total recoveries                                                     128                      46

Net loans charged off                                                         105                      21
Additions to allowance charged to operations                                  420                    300
                                                                              ---                 ---
         Balance at end of quarter                                         $4,273                 $3,703

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                         .11%                  .02%
   Allowance for loan losses to loans outstanding                            2.12%                  2.05%

Non-interest Income                                        Second Quarter                             Year-to-Date
(in thousands)                                           1999          1998                        1999          1998
                                                         ----          ----                        ----          ----
Total                                                    $543          $501                        $899          $949
                                                         ====          ====                        ====          ====

Non-interest income, which includes service charges on deposit accounts, loan fees, trust fees, other operating income, and gain (loss) on sale of assets and securities transactions, increased by $42,000 (8%) in the second quarter of 1999 compared to the same period in the previous year. The most significant increase was in service charges on deposits and loans which increased $127,000 as the Bank recovered service charges in the second quarter which had not been collected in the first quarter due to computer conversion problems. Additionally, trust fees doubled due to seasoning of the Trust Department which has now been operating for nearly two years. Other income was up for the quarter due to a gain on the sale of repossessed property. Partly offsetting these increases was a decrease of $129,000 in income related to loan sales. This decrease was a result of reduced loan volume and rising interest rates.

For the year, non-interest income decreased $50,000 (5%). The decline was due to the loss on loan sales which resulted in $129,000 less income in 1999 compared to the previous year.

Non-interest Expense                                        Second Quarter                          Year-to-Date
(in thousands)                                            1999          1998                      1999          1998
                                                          ----          ----                      ----          ----
Total                                                     $2,348       $1,896                   $4,499        $3,765
                                                          ======       ======                   ======        ======

Non-interest expense increased $452,000 (24%) in the second quarter of 1999 compared to the same period last year. All categories of non-interest expense increased. Salaries and benefits increased $85,000 due to the hiring of staff for the new branch opening in the third quarter as well as normal salary increases. Occupancy increased $34,000 primarily due to property tax accruals for the new branch and adjacent land to be sold. Equipment expense increased due to increased depreciation costs related to the purchase of computer equipment and programs. Fees increased $38,000 primarily due to costs associated with converting paper records to CDs. Printing and supplies increased $39,000 due to new forms and media required for the computer network. Other expense increased $212,000 due to costs related to having to outsource certain systems on a temporary basis, increased telephone costs related to the computer network, and increased estimated holding cost and/or sale cost pertaining to real estate held fo sale.

For the first half of the year, non-interest expense increased $734,000 (19%) in all of the above mentioned categories. Building expenses are expected to increase as the year progresses and the new branch in Brighton is put in service.

Income Tax Expense                                           Second Quarter                             Year-to-Date
(in thousands)                                              1999         1998                         1999        1998
                                                            ----         ----                         ----        ----
         Total                                              $344         $453                         $661        $858
                                                            ====         ====                         ====        ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                                June 30, 1999                     December 31, 1998
Stockholders' Equity*                                   $24,509                               $23,484
Ratio of Equity to Total Assets                           8.75%                                 8.87%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($170,000) at June 30, 1999 and $12,000 at December 31, 1998.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders' equity, excluding the securities valuation adjustment, increased $1,025,000 (4%) during the first half of the year. This increase was the result of net income earned by the company reduced by dividends paid of $625,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at June 30, 1999 was 9.81%, and total risk-based capital was 11.06%. At June 30, 1998 these ratios were 10.78% and 12.03% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 7.47% at June 30, 1999 and 8.15% in 1998. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. Approximately $800,000 of the cost has been allocated to a branch site. The Company is currently marketing the remaining acreage which is not needed for the branch. A road has been constructed on the property. Any additional improvements that are needed to enhance the salability of the property are not expected to exceed $200,000.

Construction of the new branch is nearly complete. Land and building will cost approximately $2,000,000 with an additional $500,000 for furniture and equipment. The branch is expected to be open in the third quarter. Additionally the Bank has purchased land in Howell for another branch at a cost of approximately $250,000. These projects will be financed from internally generated funds.


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

A steering committee, comprised of ten key employees representing all departments of the Bank, worked on the action plan. The objective was to ensure that any system used by the company that relies on dates will not be affected by the Year 2000 problem, not only computers but power systems, vault timers, elevators, etc. The plan consisted of five phases: awareness, assessment, renovation, validation, and implementation. All phases are complete and the Company's computer systems are deemed to be Year 2000 compliant.

The Company spent approximately $1,500,000 on new hardware and software in 1998. During the first quarter of 1999, the Company spent approximately $100,000 for Year 2000 testing. However, in spite of thorough testing, the Company can give no guarantee that the systems of other service providers, on which the Company relies, will be fully compliant. The Company has developed a contingency plan to address Year 2000 issues.

The committee also recognizes that the Company has relationships with vendors and customers which are important to the smooth functioning of its business. As a result, the Company has analyzed significant vendors and customers Year 2000 readiness and has determined that any failures they may have are not expected to have a material effect on the Company.

Accounting Standards
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. the accounting for gains and losses on derivatives depends on the intended use of the derivative. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier application encouraged. Retroactive application is not permitted. SFAS 133 is not expected to have a significant impact on the financial condition or operations of the Corporation.

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activites - Deferral of the Effective Date of FASB no.
133. Statement 137 extends the effective date to fiscal years beginning after June 15, 2000. Entities who have already adopted Statement 133 are not permitted to revert back to pre-Statement 133 accounting.

Item 3.  Quantitative and Qualitative  Disclosures About Market Risk
No material changes in the market risk faced by the Company has occurred since December 31, 1998.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The registrant's annual meeting of stockholders was held on April 21, 1999. The stockholders voted on the election of directors.

Votes were cast as follows for the four nominees for the office of director.

Term expiring in 2002:
                            Shares voted for                Shares voted against
    Charles N. Holkins             1,079,508                               7,000
    Dona Scott Laskey              1,034,104                              52,404
    James R. McAuliffe             1,086,508                                   0
    R. Michael Yost                1,085,108                               1,400

Additionally, the following directors continue in office.

Term expiring in 2000:
         Gary R. Boss
         Donald K. Burkel
         Harry E. Griffith

Term expiring in 2001:
         W. Rickard Scofield
         Randolph E. Rudisill
         Barbara D. Martin


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
      There are none applicable.

(b)  Reports on Form 8-K:
      There were no reports on Form 8-K filed during the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  ____________________________________________
                  Barbara D. Martin
                  President and Chief Executive Officer




                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer



DATE:  August 10, 1999