Form 10-Q
period 1999-09-30
FNBH BANCORP INC
filed 1999-11-12
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,565,203 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 1999.

                                      INDEX


                                                                            Page
                                                                          Number
Part I. Financial Information (unaudited):

     Item 1.
     Interim Financial Statements:
     Consolidated Balance Sheet as of Sept. 30, 1999 and Dec. 31, 1998.........4
     Consolidated Statements of Income, three months ended
     Sept. 30, 1999 and 1998, and nine months ended Sept. 30, 1999 and 1998...5 Consolidated Statement of Shareholders' Equity and Comprehensive
     Income for nine months ended September 30, 1999...........................6
     Consolidated Statements of Cash Flows for nine months ended
     September 30, 1999 and 1998...............................................7
     Notes to Interim Consolidated Financial Statements........................8

     Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.............................9

     Item 3.
     Quantitative and Qualitative Disclosures about Market Risk...............21


Part II. Other Information

     Item 6...................................................................21

     Signatures...............................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets                                                      September 30       December 31
                                                                                         1999              1998
Assets                                                                            (unaudited)       (unaudited)
Cash and due from banks                                                           $10,836,485      $ 12,304,296
Short term investments                                                              3,295,885        18,934,366
                                                                                    ---------        ----------
   Total cash and cash equivalents                                                 14,132,370        31,238,662

Investment securities held to maturity, net (fair value of $17,643,000
   at September 30, 1999 and $19,066,000 at Dec. 31, 1998)                         17,578,384        18,278,233
Investment securities available for sale, at fair value                            31,621,656        19,765,936
Mortgage-backed securities held to maturity, net (fair value of
   $454,000 at September 30, 1999 and $602,000 at Dec. 31, 1998)                      458,828           601,940
                                                                                      -------           -------
      Total investment securities                                                  49,658,868        38,646,109
Loans:
   Commercial                                                                     159,609,563       137,634,020
   Consumer                                                                        24,477,491        23,064,800
   Real estate mortgages                                                           22,751,818        24,946,777
                                                                                   ----------        ----------
      Total loans                                                                 206,838,872       185,645,597
   Less unearned income                                                               756,419           627,169
   Less allowance for loan losses                                                   4,336,701         3,958,008
                                                                                    ---------         ---------
      Net loans                                                                   201,745,752       181,060,420

Premises and equipment - net                                                        8,884,118         7,289,461
Land available for sale - net                                                       2,970,290         3,128,914
Accrued interest and other assets                                                   3,775,609         3,325,318
                                                                                    ---------      ------------
      Total assets                                                               $281,167,007      $264,688,884
                                                                                 ============      ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                   $ 48,494,728      $ 47,401,813
   NOW                                                                             28,324,181        29,087,082
   Savings and money market                                                        84,484,869        75,129,137
   Time                                                                            91,835,334        87,938,732
                                                                                   ----------        ----------
      Total deposits                                                              253,139,112       239,556,764

Short term borrowing                                                                1,400,000                 0
Accrued interest, taxes, and other liabilities                                      1,490,438         1,635,587
                                                                                    ---------         ---------
      Total liabilities                                                           256,029,550       241,192,351

Shareholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,565,203 shares issued and outstanding at September 30, 1999 and 1,562,768
shares issued and outstanding at December 31, 1998                                  4,919,280         4,821,775
Retained earnings                                                                  20,531,991        18,728,787
Unearned management retention plan                                                  (151,608)          (66,220)
Accumulated other comprehensive income (loss), net                                  (162,206)            12,191
                                                                                    ---------            ------
      Total stockholders' equity                                                   25,137,457        23,496,533
      Total liabilities and stockholders' equity                                 $281,167,007      $264,688,884
                                                                                 ============      ============

             See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Unaudited                                                       Three Months Ended Sept.        Nine Months Ended Sept.
                                                                 1999           1998             1999            1998
                                                                 ----           ----             ----            ----
Interest income:
   Interest and fees on loans                                $4,921,956      $4,538,914     $13,692,001      $12,807,746
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       387,874         261,502       1,073,894        1,067,402
      Obligations of state and political subdivisions           211,479         197,138         623,979          583,267
      Other securities                                           15,890          13,210          45,661           30,032
   Interest on short term investments                            93,858         135,410         414,249          244,451
                                                                 ------         -------         -------          -------
      Total interest income                                   5,631,057       5,146,174      15,849,784       14,732,898
                                                              ---------       ---------      ----------       ----------

Interest expense:
   Interest on deposits                                       1,964,996       1,881,989       5,853,169        5,434,726
   Other interest expense                                         1,128           3,890           2,032           10,712
                                                                  -----           -----           -----           ------
      Total interest expense                                  1,966,124       1,885,879       5,855,201        5,445,438
                                                              ---------       ---------       ---------        ---------

      Net interest income                                     3,664,933       3,260,295       9,994,583        9,287,460

Provision for loan losses                                       210,000         170,000         630,000          470,000
                                                                -------         -------         -------          -------
      Net interest income after provision for loan losses     3,454,933       3,090,295       9,364,583        8,817,460
                                                              ---------       ---------       ---------        ---------

Non-interest income:
   Service charges                                              491,523         416,180       1,286,215        1,188,897
   Gain on sale of loans                                         26,479          62,909          36,541          202,383
   Trust fees                                                    35,088          21,663         103,042           52,198
   Other                                                          2,652           3,490          29,295            9,860
                                                                  -----           -----          ------            -----
      Total non-interest income                                 555,742         504,242       1,455,093        1,453,338
                                                                -------         -------       ---------        ---------

Non-interest expense:
   Salaries and employee benefits                             1,226,947       1,066,661       3,548,369        3,185,178
   Net occupancy                                                172,331         170,348         519,700          450,556
   Equipment expense                                            200,236         209,082         501,010          471,080
   Professional and service fees                                127,969         113,487         387,413          238,300
   Printing and supplies                                         92,123          65,538         235,798          172,757
   Michigan Single Business Tax                                  22,100          57,300         121,000          152,800
   Provision for real estate losses                             160,000               0         240,000                0
   Other                                                        447,568         357,778       1,394,536        1,134,601
                                                                -------         -------       ---------        ---------
      Total non-interest expense                              2,449,274       2,040,194       6,947,826        5,805,272
                                                              ---------       ---------       ---------        ---------

Income before federal income taxes                            1,561,401       1,554,343       3,871,850        4,465,526

Federal income taxes                                            469,300         494,000       1,130,200        1,352,000
                                                                -------         -------       ---------        ---------

      Net income                                             $1,092,101     $ 1,060,343      $2,741,650       $3,113,526
                                                             ==========     ===========      ==========       ==========

Per share statistics*
   Basic EPS                                                       $.70            $.68           $1.74            $1.98
   Diluted EPS                                                     $.70            $.68           $1.74            $1.98
   Cash Dividends                                                  $.20            $.20           $ .56            $ .56

*Based on 1,563,589 average shares outstanding Sept. 30, 1999 and 1,573,215 average shares outstanding Sept. 30, 1998.

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
             For the Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                          Common         Retained        Retention       Comprehensive
                                                          Stock          Earnings           Plan             Income        Total
                                                          -----          --------           ----             ------        -----
Balances at June 30, 1998                               $5,250,000       17,953,384                         10,200       23,213,584
Net income                                                                1,060,343                                       1,060,343
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                    16,740           16,740
                                                                                                                             ------
Total comprehensive income                                                                                                1,077,083
Shares purchased @ $35 per share                          (525,000)                                                        (525,000)
Shares issued for management retention plan                 82,775                       (82,775)
Shares issued for directors' compensation                    7,805                                                            7,805
Amortization of management retention plan                                                 16,555                             16,555
Cash dividends (20(cent)per share)                                        (312,473)                                        (312,473)
                                                                         ---------       -------           -------        ---------

Balances at September 30, 1998                          $4,815,580      18,701,254       (66,220)           26,940       23,477,554
                                                        ==========      ==========       =======           =======       ==========

See notes to interim consolidated financial statements

                                                                                          Unearned         Accumulated
                                                                                         Management           Other
                                                          Common         Retained        Retention        Comprehensive
                                                          Stock          Earnings           Plan          Income (Loss)     Total
                                                          -----          --------           ----          ------------      -----
Balances at June 30, 1999                               $4,821,880      19,753,231       (66,220)         (169,962)      24,338,929
Net income                                                               1,092,101                                        1,092,101
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                     7,756            7,756
                                                                                                                              -----
Total comprehensive income                                                                                                1,099,857
Shares issued  for management retention plan                97,400                       (97,400)
Amortization of management retention plan                                                 12,012                             12,012
Cash dividends (20(cent)per share)                                        (313,043)                                        (313,043)
                                                        ----------       ---------       -------          --------        ---------

Balances at September 30, 1999                          $4,919,280      20,532,289      (151,608)         (162,206)      25,137,755
                                                        ==========      ==========      ========          ========       ==========

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                          Unearned         Accumulated
                                                                                         Management           Other
                                                          Common         Retained        Retention        Comprehensive
                                                          Stock          Earnings           Plan              Income        Total
                                                          -----          --------           ----              ------
Balances at December 31, 1997                           $5,250,000      16,467,201                        14,824         21,732,025
Net income                                                               3,113,526                                        3,113,526
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                  12,116             12,116
                                                                                                                             ------
Total comprehensive income                                                                                                3,125,642
Shares purchased @ $35 per share                          (525,000)                                                        (525,000)
Shares issued for management retention plan                 82,775                       (82,775)
Shares issued for directors' compensation                    7,805                                                            7,805
Amortization of management retention plan                                                 16,555                             16,555
Cash dividends (56(cent)per share)                                        (879,473)                                        (879,473)
                                                          --------        --------        ------          ------            -------
Balances at September 30, 1998                          $4,815,580      18,701,254       (66,220)         26,940         23,477,554
                                                        ==========      ==========       =======          ======         ==========

See notes to interim consolidated financial statements

                                                                                          Unearned         Accumulated
                                                                                         Management           Other
                                                          Common         Retained        Retention        Comprehensive
                                                          Stock          Earnings           Plan              Income        Total
                                                          -----          --------           ----              ------        -----
Balances at December 31, 1998                           $4,821,775      18,728,787       (66,220)         12,191         23,496,533
Net income                                                               2,741,650                                        2,741,650
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                (174,397)          (174,397)
                                                                                                                         ---------
Total comprehensive income                                                                                                2,567,253
Shares issued  for management retention plan               97,400                        (97,400)
Amortization of management retention plan                                                 12,012                             12,012
Shares issued for employee awards                             105                                                               105
Cash dividends (60(cent)per share)                                        (938,446)                                        (938,446)
                                                         --------         --------       -------         -------            -------
Balances at September 30, 1999                         $4,919,280       20,531,991      (151,608)       (162,206)        25,137,457
                                                       ==========       ==========      ========        ========         ==========

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Unaudited                                                                          Nine months ended Sept. 30
                                                                                    1999                1998
                                                                                    ----                ----
Cash flows from operating activities:
   Net income                                                                      $2,741,650        $3,113,526

   Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses                                                       630,000           470,000
      Depreciation and amortization                                                   519,707           435,618
      Net amortization on investment securities                                        65,407            26,154
      Loss on disposal of equipment                                                    18,360               725
      Gain on sale of loans                                                          (27 ,941)         (202,383)
      Proceeds from sale of loans                                                  12,461,368        14,476,034
      Origination of loans held for sale                                          (12,675,563)      (14,363,746)
      (Increase) decrease in accrued interest income and other assets                 (86,667)          545,772
      Increase (decrease) in accrued interest, taxes, and other liabilities          (246,349)         (516,911)
                                                                                    ---------         ---------
         Net cash provided by operating activities                                  3,399,972         3,984,789
                                                                                    ---------         ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                     (15,164,836)       (8,044,578)
   Proceeds  from maturities and calls of available for sale securities             2,000,000        10,000,000
   Purchases of held to maturity securities                                        (2,481,596)       (2,818,408)
   Proceeds from maturities and calls of held to maturity securities                3,968,000        10,390,000
   Proceeds from held to maturity mortgage-backed securities paydowns                 335,970           374,080
   Net increase in loans                                                          (21,074,980)      (24,883,123)
   Capital expenditures                                                            (2,132,724)       (5,684,793)
                                                                                  -----------       -----------
         Net cash used in investing activities                                    (34,550,166)      (20,666,822)
                                                                                  -----------      ------------

Cash flows from financing activities:
   Net increase in deposits                                                        13,582,348        22,194,329
   Increase in borrowings                                                           1,400,000                 0
   Dividends paid                                                                    (938,446)         (879,473)
   Stock buyback                                                                            0          (525,000)
                                                                                            -        ----------
         Net cash provided by financing activities                                 14,043,902        20,789,856
                                                                                   ----------        ----------

Net decrease in cash and cash equivalents                                         (17,106,292)        4,107,823

Cash and cash equivalents at beginning of year                                     31,238,662        18,738,564
                                                                                   ----------        ----------
Cash and cash equivalents at end of period                                        $14,132,370       $22,846,387
                                                                                  ===========       ===========

Supplemental disclosures:
   Interest paid                                                                   $5,631,952       $ 5,439,063
   Federal income taxes paid                                                        1,192,000         1,430,000
   Loans transferred to other real estate                                                   0           335,713
   Loans charged off                                                                  415,960            99,014

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1999, and consolidated results of operations for the three months and nine months ended September 30, 1999 and 1998 and consolidated cash flows for the nine months ended September 30, 1999 and 1998.

2. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1998 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,947,000 at September 30, 1999 and $1,544,000 at December 31, 1998. (See Management's Discussion and Analysis of financial condition and results of operations).

6. Basic EPS is computed by dividing net income by the weighted average common shares outstanding.

------------------------------------------------------------------------------------------------------------------
                                                      Third Quarter                     Year to Date
------------------------------------------------------------------------------------------------------------------
                                                        1999              1998              1999              1998
------------------------------------------------------------------------------------------------------------------
Net income                                        $1,092,101        $1,060,343        $2,741,650        $3,113,526
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Shares outstanding (basic)                         1,565,203         1,569,704         1,563,589         1,573,215
------------------------------------------------------------------------------------------------------------------
Diluted shares                                             0                 0                 0                 0
                                                --------------   ---------------   --------------    -------------
------------------------------------------------------------------------------------------------------------------
   Shares outstanding (diluted)                    1,565,203         1,569,704         1,563,589         1,573,215
------------------------------------------------------------------------------------------------------------------
Earnings per share:
------------------------------------------------------------------------------------------------------------------
   Basic EPS                                            $.70              $.68             $1.74             $1.98
------------------------------------------------------------------------------------------------------------------
   Diluted EPS                                          $.70              $.68             $1.74             $1.98
------------------------------------------------------------------------------------------------------------------

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

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and nine months ended September 30, 1999 and 1998, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                       Third Quarter                                Year-to-Date
except per share data)                      1999         1998                            1999        1998
                                            ----         ----                            ----        ----
Net Income                                 $1,092       $1,060                          $2,742      $3,114

Diluted Net Income per Share                 $.70        $ .68                           $1.74       $1.98

Net income for the three months ended September 30, 1999 increased approximately $32,000 (3%) from the amount reported for the third quarter of the prior year. Contributing to the earnings growth were increases in net interest income of $405,000 (12%) and non-interest income of $52,000 (10%) while federal tax expense decreased $25,000. However, non-interest expense increased $409,000 (20%) and the loan loss provision increased $40,000, partially offsetting the effects of the quarterly increase in net interest income and non-interest income.

Net income for the first nine months of the year decreased $372,000 (12%) compared to the same period last year. Contributing to this decrease was an increase of $1,143,000 (20%) in non-interest expense and an increase of $160,000 (34%) in the loan loss provision, partially offset by an increase of $707,000 (8%) in net interest income and a decrease in federal income tax expense of $222,000 (16%).

Net Interest Income                                     Third Quarter                         Year-to-Date
(in thousands)                                        1999          1998                   1999          1998
                                                      ----          ----                   ----          ----
Interest Income                                     $5,631         $5,146                 $15,850      $14,733
Interest Expense                                     1,966          1,886                   5,855        5,445
                                                     -----          -----                   -----         ----
Net Interest Income                                 $3,665         $3,260                 $ 9,995       $9,288

The Company's 1999 third quarter net interest income increased $405,000 (12%) when compared with the same period in the prior year, while net interest income for the year to date was $708,000 (8%) higher than that of 1998. The following table illustrates some of the factors contributing to the increase in net interest income for the period and for the year to date.

                                                 TABLE 1
                                 INTEREST YIELDS AND COSTS (in thousands)
                                       September 30, 1999 and 1998

                                                    ---------------Third Quarter Averages----------------
                                                        1999                                    1998
                                                        ----                                    ----
                                          Average                                  Average
                                          Balance       Interest       Rate        Balance      Interest       Rate
                                          -------       --------       ----        -------      --------       ----
Assets:
Short Term Investments                   $  7,282       $   93.8      5.04%      $   9,775     $    135.5      5.43%
Securities:  Taxable                       30,999          403.8      5.21%         18,413          274.6      5.97%
             Tax-exempt(1)                 17,147          294.6      6.87%         15,401          273.1      7.09%
Loans(2)(3)                               203,532        4,927.1      9.47%        182,329        4,544.1      9.75%
                                          -------       --------                  --------        -------
Total earning assets/total
interest income                           258,960       $5,719.3      8.67%        225,918       $5,227.3      9.08%
                                                        --------                                 --------
Cash & due from banks                      11,438                                   10,094
All other assets                           16,461                                   13,533
Allowance for loan loss                    (4,332)                                  (3,874)
                                          -------                                 --------
   Total assets                          $282,527                                 $245,671
                                         ========                                 ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $  115,432      $   770.2      2.65%      $  92,946      $   720.1      3.07%
Time                                       90,562        1,194.8      5.23%         81,476        1,161.9      5.66%
Other borrowings                               98            1.1      4.49%            244            3.9      6.22%
                                               --      ---------                  --------        -------
Total interest bearing
liabilities/total interest expense        206,092      $ 1,966.1      3.78%        174,666       $1,885.9      4.28%
                                                       ---------                                 --------
Non-interest bearing deposits              49,614                                   45,574
All other liabilities                       1,825                                    1,985
Shareholders' Equity                       24,996                                   23,446
                                           ------                                 --------
Total liabilities and
   shareholders' equity                  $282,527                                 $245,671
                                         ========                                 ========
Interest spread                                                       4.89%                                    4.80%
                                                                      =====                                    =====
Net interest income-FTE                                $ 3,753.2                                $ 3,341.4
                                                       =========                                =========
Net interest margin                                                   5.65%                                    5.77%
                                                                      =====                                    =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $179,000 in 1999 and $159,000 in 1998.

                                                    ----------------Year to Date Averages-----------------
                                                         1999                                  1998
                                                         ----                                  ----
                                          Average                                  Average
                                          Balance       Interest       Rate        Balance      Interest       Rate
                                          -------       --------       ----        -------      --------       ----
Assets:
Short term investments                  $  11,535       $  412.9      4.72%     $    5,940     $   244.6       5.43%
Securities:  Taxable                       28,971        1,119.5      5.17%         24,367       1,097.3       6.02%
             Tax-exempt(1)                 16,700          875.0      6.99%         15,112         808.7       7.14%
Loans(2)(3)                               195,186       13,742.8      9.31%        173,055      12,822.4       9.79%
                                          -------       --------                 ---------      --------

Total earning assets/total
interest income                           252,392      $16,150.2      8.47%        218,474     $14,973.0       9.07%
                                                       ---------                               ---------
Cash & due from banks                      11,640                                    9,181
All other assets                           16,198                                   11,370
Allowance for loan loss                    (4,192)                                  (3,678)
                                          -------                                  -------
   Total assets                          $276,038                               $  235,347
                                         ========                               ==========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                   $109,017      $ 2,176.3      2.67%     $   88,933     $ 2,009.9       3.02%
Time                                       92,002        3,676.9      5.34%         79,873       3,424.8       5.73%
Other borrowings                               57            2.0      4.66%            239          10.7       5.90%
                                               --            ---                  --------        ------
Total interest bearing
liabilities/total interest expense        201,076      $ 5,855.2      3.89%        169,045      $5,445.4       4.31%
                                                       ---------                                --------
Non-interest bearing deposits              48,298                                   41,718
All other liabilities                       2,240                                    1,785
Shareholders' Equity                       24,424                                   22,799
                                           ------                                 --------
Total liabilities and
  shareholders' equity                   $276,038                                $ 235,347
                                         ========                                =========
Interest spread                                                       4.58%                                    4.76%
                                                                      =====                                    =====
Net interest income-FTE                               $ 10,295.0                                $9,527.6
                                                      ==========                                ========
Net interest margin                                                   5.37%                                    5.74%
                                                                      =====                                    =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $447,000 in 1999 and $450,000 in 1998.

Interest Earning Assets/Interest Income
On a tax equivalent basis, net interest income increased approximately $412,000 in the third quarter of 1999 compared to that of 1998. Interest income improved $492,000 in 1999. A $21,000,000 (12%) growth in average loan balances contributed to the increase in loan interest income. Although yields decreased by 28 basis points, primarily due to a 50 basis point decline in the Bank's prime lending rate, there were some favorable occurrences that lessened the significance of the decline in yield. In the third quarter, the Bank recorded approximately $160,000 of interest income related to the payoff of two loans, which had been on non-accrual.

In the third quarter, tax equivalent income on short and long term investments increased because the average balance increased $12,000,000 (27%) although the rate earned decreased 55 basis points. The 27% increase in investment balances compared to the 12% growth in loans contributed to the overall decline in rates on earning assets as the lower yielding investment portfolio absorbed the excess deposit growth which the loan portfolio could not utilize.

For the first nine months of the year, tax equivalent net interest income increased $767,000. Interest income increased $1,177,000 in 1999. Again, the increase was primarily attributable to loan growth. Loan interest income increased $920,000, with average balances up $22,000,000 although yields declined 48 basis points. The growth in loans was primarily in the commercial loans where average balances increased approximately 19% for the year. The lack of growth in the mortgage loan portfolio is due to the Bank's policy of selling fixed rate mortgage loans which have original maturities of fifteen years or more. New nonconforming variable rate mortgages, which are retained in the loan portfolio, have not kept up with mortgage loan run off. The Bank sold $10,600,000 mortgage loans to the secondary market during the first nine months of 1999.

For the first nine months of 1999, income on short and long term investments increased $257,000 from that earned the prior year due to a $12,000,000 increase in average balances although yields decreased 70 basis points.

Interest Bearing Liabilities/Interest Expense
In the third quarter of 1999, interest expense increased $80,000 due to an increase in average balances of $31,400,000 although the rate paid declined 50 basis points. Savings and NOW interest expense increased $50,000 because balances increased $22,500,000 although rates decreased 42 basis points. Interest on time deposits increased $33,000 in the third quarter of 1999 over the prior year. The increase was entirely due to growth of $9,000,000 as the rate declined 43 basis points. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits. Deposit rates are set based on market studies. Special rates are offered from time to time to meet rate sensitivity goals.

In the first three quarters of the year, interest expense was approximately $410,000 higher than 1998 due to average balances of interest bearing liabilities increasing $32,000,000 although the rate paid decreased 42 basis points. Savings and NOW interest expense increased $166,000 because balances increased $20,000,000 although the interest rate declined 35 basis points. Interest on time deposits increased $252,000 because the balance increased $12,000,000 while the rate decreased 39 basis points.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a 15% liquidity ratio. As of September 30, 1999 the Bank's liquidity was 17.24%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $20,500,000 at September 30, 1999 compared to $18,000,000 at December 31, 1998, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first nine months of the year, short term investments averaged nearly $11,500,000. In addition, the bank has a $16,000,000 line of credit available at the FHLB and the Bank has pledged certain mortgage loans and investment securities as collateral for the borrowing. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity. Management has decided to maintain higher than usual liquidity ratios this year to meet any cash needs related to Year 2000 customer demand.

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

Interest Rate Sensitivity

(dollars in thousands)                               0-3           4-12          1-5             5+
                                                  Months         Months        Years          Years          Total
                                                  ------         ------        -----          -----          -----
Assets:
   Loans.................................        $64,163        $29,625       $100,622       $12,429       $206,839
   Securities............................          2,226         16,792         19,312        11,329         49,659
   Short term investments................          3,296                                                      3,296
   Other assets..........................                                                     21,373         21,373
                                                 -------        -------       --------        ------       --------
      Total assets.......................        $69,685        $46,417       $119,934       $45,131       $281,167

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW.................        $50,138        $16,396        $61,668       $33,102       $161,304
   Time..................................         23,158         35,372         33,290            15         91,835
   Other liabilities and equity..........                                                     28,028         28,028
                                                 -------        -------        -------        ------       --------
      Total liabilities and equity.......        $73,296        $51,768        $94,958       $61,145       $281,167

Rate sensitivity gap and ratios:
   Gap for period........................         (3,611)        (5,351)        24,976       (16,014)
   Cumulative gap........................         (3,611)        (8,962)        16,014

Cumulative rate sensitive ratio..........            .95            .93           1.07          1.00
Dec. 31, 1998 rate sensitive ratio.......           1.28            .92           1.08          1.00

Based on the liability sensitive position of the Bank at September 30, 1999, if interest rates increase 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $300,000, while a similar decrease in rates would cause net interest income to increase by a like amount. In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                                 Third Quarter                              Year-to-Date
-------------------------
(in thousands)                                          1999         1998                          1999        1998
                                                        ----         ----                          ----        ----
         Total                                          $210         $170                          $630        $470

The provision for loan losses increased $40,000 in the third quarter of 1999 compared to the prior year. Year to date the provision has increased $160,000 (34%). Because of the significant amount of loan growth the Bank has experienced in the last year, principally in the commercial loan portfolio, an increase in the provision was deemed appropriate. As of September 30, 1999, the allowance for loan loss as a percent of loans was 2.10%, compared to 2.16% a year earlier. For the first nine months of 1999, the Bank had net charge offs of $251,000, compared with net recoveries of $77,000 last year. Non-accrual, past due 90 days, and renegotiated loans were .94% and .40% of total loans outstanding at September 30, 1999 and 1998 respectively and .83% of total loans at December 31, 1998.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $4,500,000 at September 30, 1999, compared to $4,300,000 at December 31, 1998 and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and, at September 30, 1999, $3,000,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts du according to the contractual terms of the loan agreement will be uncollectible. Approximately $3,400,000 of the impaired balance relates to two borrowers. One of the loans, for $2,400,000, is current and making regular payments but was put on the watch list in its construction phase. The cash generated solely by the business is currently not adequate to cover debt service. The other loan has reached its redemption period subsequent to quarter end and is now in Other Real Estate. Included in loans charged off this year is $100,000 related to this loan.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Certain impaired loans with a balance of $4,500,000 had specific reserves calculated in accordance with SFAS No. 114 of $1,000,000 at September 30, 1999.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at September 30, 1999 compared to December 31, 1998.

Nonperforming Assets
---------------------
(in thousands)                                                        Sept. 30, 1999        December 31, 1998
                                                                      --------------        -----------------
Non-accrual loans                                                         $1,863                 $1,519
90 days or more past due and still accruing                                   84                     25
                                                                              --                     --
         Total nonperforming loans                                         1,947                  1,544
Other real estate                                                              0                      0
                                                                               -                      -
         Total nonperforming assets                                       $1,947                 $1,544

Nonperforming loans as a percent of total loans                            .94 %                  .83 %
Nonperforming assets as a percent of total loans                           .94 %                  .83 %
Loan loss reserve to nonperforming loans                                    223%                   256%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 1999 and 1998.

                                                                       Year to date           Year to date
Loans:   (dollars in thousands)                                       Sept. 30, 1999         Sept. 30, 1998
                                                                      --------------         --------------
   Average daily balance of loans for the year to date                    195,186                 173,055
   Amount of loans (gross) outstanding at end of the
   Quarter                                                                206,083                 183,488
Allowance for loan losses:
   Balance at beginning of year                                             3,958                   3,424
   Loans charged off:
      Real estate                                                               0                       0
      Commercial                                                              268                      20
      Consumer                                                                148                      79
                                                                            -----                      --
         Total charge-offs                                                    416                      99
   Recoveries of loans previously charged off:
      Real estate                                                              35                       0
      Commercial                                                               78                     132
      Consumer                                                                 52                      44
                                                                               --                      --
         Total recoveries                                                     165                     176
Net loans charged off (recoveries)                                            251                     (77)
Additions to allowance charged to operations                                  630                     470
                                                                              ---                     ---
         Balance at end of quarter                                         $4,337                  $3,971

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                        .17%                   (.06%)
   Allowance for loan losses to loans outstanding                           2.10%                   2.16%

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely.

Non-interest Income                                       Third Quarter                            Year-to-Date
-------------------
(in thousands)                                          1999          1998                        1999          1998
                                                        ----          ----                        ----          ----
Total                                                   $556          $504                       $1,455        $1,453

Non-interest income, which includes service charges on deposit accounts, loan and customer service fees, other operating income, and gain on sale of assets increased by $52,000 (10%) in the third quarter of 1999 compared to the same period in the previous year. Service charges on loans and deposits increased $75,000 primarily due to growth in those areas. Trust income increased $13,000 due to seasoning in the Trust Department which has now been operating for two years. Partly offsetting these increase was a decrease of $36,000 in income related to loan sales. This decrease was a result of reduced loan volume and rising mortgage interest rates.

For the year, non-interest income increased $2,000. Service charges increased $97,000 over the prior year, trust income increased $51,000, and other income increased $20,000 due to a gain on the sale of repossessed property. Offsetting these increases was a decrease in income related to loan sales of $166,000.

Non-interest Expense                                      Third Quarter                          Year-to-Date
--------------------
(in thousands)                                          1999          1998                       1999
                                                        ----          ----                       ----          ----
Total                                                   $2,449        $2,040                    $6,948        $5,805

Non-interest expense increased $409,000 (20%) in the third quarter of 1999 compared to the same period last year. Contributing to this increase was an increase of $160,000 in salaries and benefits expense due to hiring staff for the new branch as well as normal salary increases. Printing and supplies increased $27,000 largely due to ordering supplies for the new branch as well as extra printing costs related to informing customers about Year 2000 readiness. The $160,000 provision for real estate losses was the result of a re-evaluation by management of property held for sale. Other non-interest expense increased $90,000 primarily as a result of expenses related to the outsourcing of various services.

For the nine months of 1999 non-interest expense was nearly $1,143,000 (20%) higher than 1998. Salaries and benefits were up $363,000 for the year, and occupancy was $69,000 higher, primarily due to opening the new branch. Equipment expense increased $31,000 due to increased depreciation costs related to the purchase of computer equipment and programs. Fees increased $149,000 due to costs related to converting paper records to CDs, hiring outside help to conduct Year 2000 testing, and hiring a computer specialist to update the Bank's systems for processing mortgage loans. Printing and supplies increased $63,000 due to new forms and media required for the computer network as well as costs associated with opening the new branch. Other non-interest expense increased $260,000 due to approximately $20,000 in costs associated with educating bank personnel on the use of the new computer system, approximately $50,000 in increased telephone costs related to the computer network, approximately
$130,000 in cost related to outsourcing various services, and approximately $30,000 in increased postage costs due to extra mailings as a result of the computer conversion.

Income Tax Expense                                     Third Quarter                          Year-to-Date
------------------
(in thousands)                                            1999         1998                         1999        1998
                                                          ----         ----                         ----        ----
         Total                                            $469         $494                         $1,130      $1,352

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital                                          September 30, 1999                     December 31, 1998
-------                                          ------------------                     -----------------
(in thousands)
Shareholders' Equity*                                 $25,300                                $23,484
Ratio of Equity to Total Assets                         9.00%                                  8.87%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($162,000) at September 30, 1999 and $12,000 at December 31, 1998.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders' equity, excluding the securities valuation adjustment, increased $1,816,000 (7%) during the first nine months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $938,000. In addition, the Company issued 2,438 shares for $97,505, of which 2,435 were issued to certain employees under the Company's long term incentive plan.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at September 30, 1999 was 10.05%, and total risk-based capital was 11.30%. At September 30, 1998 these ratios were 10.46% and 11.71% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively and well capitalized ratios are 6% and 10% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 7.72% at September 30, 1999 and 7.78% in 1998. The minimum standard leverage ratio is 3% and well capitalized banks must maintain a leverage ratio of at least 5%. All of the Bank's capital ratios meet the well capitalized standards.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. Land valued at approximately $800,000 was sold to the Bank for the new branch. The Company is currently marketing the remaining acreage which is not needed for the branch. In conjunction with marketing the land, management periodically assesses its market value, the cost of necessary improvements, and holding costs. As a result of these assessments, management has written down the value approximately $300,000. Management will continue to monitor the carrying value of the property.

Additionally, the Bank has purchased land in Howell for another branch at a cost of approximately $250,000. Building of this branch will be financed from internally generated funds, probably within the next two years.

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

The Company spent approximately $1,500,000 on hardware and software in 1998. During the first quarter of 1999, the Company spent approximately $100,000 for Year 2000 testing. However, in spite of thorough testing, the Company can give no guarantee that the systems of other service providers, on which the Company relies, will be fully compliant. The Company has developed a contingency plan to address Year 2000 issues.

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

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No.
133. Statement 137 extends the effective date to fiscal years beginning after June 15, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk No material changes in the market risk faced by the Company has occurred since December 31, 1998.


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
       There are none applicable.
(b) Reports on Form 8-K:
       There were no reports on Form 8-K filed during the third quarter of 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.


                       FNBH BANCORP, INC.


                       /s/ Barbara D. Martin
                       Barbara D. Martin
                       President and Chief Executive Officer


                       /s/ Barbara J. Nelson
                       Barbara J. Nelson
                       Treasurer

DATE: November 9, 1999