Form 10-K
period 1999-12-31
FNBH BANCORP INC
filed 2000-03-23
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                              --------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share price of $42 as of March 1, 2000, was $65,738,526 (common stock, no par value). As of December 31, 1999 there were outstanding 1,565,203 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement and appendix dated March 17, 2000 for the Annual Meeting of Shareholders to be held April 19, 2000 are incorporated by reference into Parts I, II and III of this report.

                                     PART I

     Included in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21 E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the times such statements were made. Actual results could differ materially from those included in such forward- looking statements as a result of, among other things, factors set forth below in this Report generally, and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Item 1 - Business

     FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the "Bank"). The Company was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective May, 1989.

     The Bank was originally organized in 1934 as a national banking association. As of March 1, 2000, the Bank had approximately 118 full-time and part-time employees. None of the Bank's employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily four communities, Howell, Brighton, Hartland, and
Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing urban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

     On November 26, 1997 H.B. Realty Co., a subsidiary of the Company, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

     The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler's checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $16,000,000 available. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank's legal lending limit if made solely by the Bank.

     The Bank's deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 1999, 43% of outstanding loans were for either commercial or residential construction or development. As of December 31, 1999, the Bank's certificates of deposit of $100,000 or more constituted approximately 8% of total deposit liabilities. The Bank's deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

     The Company's cash revenues are derived primarily from dividends paid by the Bank. The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 80% of total revenues for the periods ended December 31, 1999 and December 31, 1998. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 12% of total revenues in 1999 and 1998. Revenues were also generated from deposit service charges and other financial service fees.

     The Bank provides real estate, consumer, and commercial loans to customers in its market. Sixty percent of the Bank's loan portfolio is in fixed rate loans. Most of these loans, approximately 92%, mature within five years of issuance. Approximately $11,000,000 in loans (or about 5% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-six percent of the Bank's interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $96,700,000 in certificates, $66,951,000 mature within a year, with the majority of the balance maturing within a five year period.

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

     As described in more detail below, the Bank's cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 1999, was 6% liability sensitive, compared to 8% liability sensitive at December 31, 1998. See discussion and table under "Quantitative and Qualitative Disclosures about Market Risk" in Item 7 below.

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

Bank Competition

     The Bank has seven offices within the four communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Hartland, and Fowlerville. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Old Kent Bank, National City Bank, D&N Bank, and Michigan National Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally based financial institution. Based on deposit information as of June 30, 1999, the Bank holds approximately 19.25% of local deposits, compared to approximately 18.80% held by Old Kent Bank, approximately 13.45% held by D&N Bank, approximately 11.05% held b National City Bank, and approximately 8.95% held by Michigan National Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank's markets, Old Kent Bank maintains four branch offices, National City Bank operates six branch offices, D&N Bank has five branch offices, and Michigan National Bank has three branch offices. The only competitor expansion of which management is aware is a new branch of Old Kent Bank coming to Genoa Township.

     The financial services industry continues to become increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry and the easing of restrictions on bank and holding company activities have led to increased competition among banks and other financial providers for funds, loans, and a broad array of other financial services. Competition within the Bank's market has been relatively stable within the past years. Management continues to evaluate the opportunities for the expansion of products and services.

Growth of Bank

     The following table sets forth certain information regarding the growth of the Bank:

                                                                   Balances as of December 31,
                                                                   ---------------------------
                                                                           (in thousands)
                                                1999           1998            1997            1996            1995
                                                ----           ----            ----            ----            ----
Total Assets                                $296,419       $264,894        $226,314        $202,009        $182,958
Loans, Net of Unearned Income                209,964        185,018         158,397         136,067         127,463
Securities                                    50,598         38,646          43,725          47,257          35,251
Noninterest-Bearing Deposits                  47,980         47,402          41,631          35,048          30,815
Interest-Bearing Deposits                    221,210        192,155         160,668         145,896         133,060
Total Deposits                               269,190        239,557         202,299         180,944         163,875
Shareholders' Equity                          25,312         23,497          21,732          19,597          17,530

     Through 1998, the Bank operated six branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one on the east side of Brighton, one in Hartland, one in the village of Fowlerville, and the sixth is a grocery store branch, located west of downtown Howell. In August of 1999, the Bank opened a new regional facility on the west side of Brighton. As of December 31, 1999, this new branch had approximately $3,900,000 in deposits. In the time period presented, all of the Bank's branches grew due to general growth in the county.

Supervision and Regulation

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutes and regulations. Changes in applicable laws and regulations may have a material effect on the Company and the Bank and their respective businesses.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Office of the Comptroller of the Currency (the "OCC"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Company.

     Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Recent Legislation

     The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") removed large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities become available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers more financial products and services. The GLB Act provides for a new regulatory framework for regulation through the "financial holding company," which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. In order to qualify as a financial holding company, a bank holding company must file an election to become a financial holding company and each of its banks must be "well capitalized" and "well managed." In addition, the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

     The Company believes that the GLB Act could significantly increase competition in its business and is evaluating the desirability of electing to become a financial holding company. The Company believes that it is qualified to elect financial holding company status but has not yet decided to do so.

The Company

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act authorizes adequately capitalized and adequately managed bank holding companies to acquire banks located outside their respective home states, irrespective of state law. This legislation also authorizes, effective June 1, 1997 (subject to individual state's rights to accelerate this date or prohibit interstate branching within their borders), banking organizations to branch nationwide by acquisition or consolidation of existing bank in other states. Michigan law authorizes out-of-state banks to acquire and establish branches in Michigan, provided the laws of the state of the out-of-state institution permit Michigan banks to acquire or establish branches in that state. Interstate acquisitions are subject to the approval of various federal and state agencies and subject to other conditions.

     Subject to certain exceptions, a bank holding company is also prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One of the exceptions to this prohibition permits activities by a bank holding company or its subsidiaries which the Federal Reserve Board has determined to be so closely related to banking o managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Federal

Reserve Board considers whether performance of the activity by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board has adopted regulations prescribing those activities which it presently regards as permissible for bank holding companies and their subsidiaries. Some of these activities include: performing certain data processing services; certain personal and real property leasing; making, acquiring, or servicing loans and other extensions of credit as would be made by a mortgage, finance, credit card or other factoring company; bank related courier services; and, under certain circumstances, acting as any or all of the following: investment or financial advisor, insurance agent or broker, and underwriter for credit life insurance and credit accident and health insurance. The Act does not place geographic restrictions on the activities of the nonbank subsidiaries of bank holding companies. The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies.

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

     The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio, at December 31, 1999, was 11.36% and total risk-based capital was 12.62%. At December 31, 1998, these ratios were 12.52% and 13.79%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. These same capital ratios are applied at the bank level by the Federal Deposit Insurance Corporation, under which a well-capitalized bank is defined as one with at least 10% risk-based capital. Capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company's leverage ratio at December 31, 1999 was 9.13%, while at December 31, 1998 it was 9.14%. The minimum standard leverage ratio is 3%. See also "Capital" discussion in Item 7 below.

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

The Bank

     The Bank is organized as a national banking association and is therefore regulated and supervised by the OCC. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). Consequently, the Bank is also subject to the provisions of the Federal Deposit Insurance Act. As a result of such supervision and regulation, the Bank is subject to requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations based on capital and surplus, and limitations on the payment of dividends on its capital stock. The various regulatory and legal requirements referenced above are primarily for the protection of the Bank's depositors and customers rather than the shareholders of the Company.

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

     The Federal Deposit Insurance Act was amended in 1991 by the FDIC Improvement Act of 1991. The FDIC Improvement Act provides for regulatory intervention should a bank's capital deteriorate, limits certain real estate lending and increases audit requirements. The FDIC has been granted authority to impose special assessments on banks to repay borrowings of the FDIC. The FDIC Improvement Act defines a reserve ratio at which the Bank Insurance Fund ("BIF") is to be maintained through FDIC semi- annual assessment rates on the BIF member banks. The FDIC has also established a system of risk-based deposit insurance premiums under the FDIC Improvement Act. This system established four levels of premium rates based on the risk classification of the institution. As a national bank, the Bank's premiums are paid to BIF. Given the designation as a well managed, well capitalized institution, the Bank pays the lowest assessment rate possible to BIF.

     As required by the Deposit Insurance Funds Act of 1996, in 1997 the Bank commenced making payments to the FDIC for the Financing Corporation (FICO) bonds that were issued previously. The FICO rate for BIF member banks is 1.220 basis points annually applied to assessable deposits. During 1999 the Bank paid $28,000 to the FDIC.
     In 1996 the Michigan Legislature adopted the Credit Reform Act. This statute, together with amendments to other related laws, permits regulated lenders, indirectly including Michigan-chartered banks, to charge and collect higher rates of interest and increased fees on certain types of loans to individuals and businesses. The laws prohibit "excessive fees and charges," and authorize governmental authorities and borrowers to bring actions for injunctive relief and statutory and actual damages for violations by lenders. The statutes specifically authorize class actions, and also civil money penalties, for knowing and willful or persistent violations.

I  SELECTED STATISTICAL INFORMATION

(A) Distribution of Assets, Liabilities, and Shareholders' Equity:
(B) Interest Rates and Interest Differential:

     The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 1999, 1998, and 1997.

     Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank's interest margin decreased 28 basis point in 1999 as a result of a decrease of 49 basis points in yield on earning assets, partially offset by a decrease of 38 basis points in the interest cost on deposits. In 1998 the interest margin increased 1 basis point due to a 12 basis point increase in yield on earning assets partially offset by an increase in interest cost of 10 basis points.

                           Yield Analysis of Consolidated Average Assets and Liabilities
                                              (dollars in thousands)



                                            1999                             1998                             1997
                                            ----                             ----                             ----
                               Average                Yield/    Average                Yield/    Average                 Yield/
                               Balance    Interest     Rate     Balance    Interest     Rate     Balance    Interest      Rate
                               -------    --------     ----     -------    --------     ----     -------    --------      ----
Assets:
Interest earning assets:
Short term investments         $10,384       $507.5    5.79%     $8,630       $449.1    5.20%     $2,754       $148.8     5.40%
Securities:
   Taxable                      30,051      1,526.1    5.08%     23,019      1,386.9    6.02%     31,873      1,906.0     5.98%
   Tax-exempt                   16,896      1,165.6    6.90%     15,221      1,085.1    7.13%     13,262        975.8     7.36%
Loans(1)(2)                    198,448     18,790.8    9.47%    175,873     17,317.6    9.85%    148,096     14,540.3     9.82%
                               -------    ---------             -------    ---------            --------    ---------
Total earning assets and
   total interest income       255,779    $21,990.0    8.60%    222,743    $20,238.7    9.09%    195,985    $15,570.9     8.97%
                                          ---------                        ---------                        ---------
Cash & due from banks           11,680                            9,836                            7,620
All other assets                15,955                           11,335                            8,089
Allowance for loan loss         (4,219)                          (3,777)                          (3,499)
                               -------                           ------                           ------
   Total assets               $279,195                         $240,137                         $208,195
                              ========                         ========                         ========
Liabilities and
   Shareholders' Equity
Interest bearing deposits:
Savings, money market, NOW    $111,141     $2,991.6    2.69%    $91,552     $2,772.5    3.03%    $79,104     $2,210.5     2.79%
Time                            92,802      4,970.0    5.36%     81,119      4,617.2    5.69%     71,093      4,059.5     5.71%
Short term borrowings               98          5.3    5.40%        179         10.7    5.98%        610         35.3     5.77%
                              --------    ---------             -------     --------            --------    ---------
Total interest bearing
  liabilities and total
  interest expense             204,041     $7,966.9    3.90%    172,850     $7,400.4    4.28%    150,807     $6,305.3     4.18%
                                          ---------                         --------                         --------
Non-interest bearing deposits   48,240                           43,619                           34,668
All other liabilities            2,232                            1,751                            1,792
Shareholders' Equity            24,682                           21,917                           20,928
                                ------                           ------                           ------
Total liabilities and
   shareholders' equity       $279,195                         $240,137                         $208,195
                              ========                         ========                         ========
Interest spread                                        4.70%                            4.81%                             4.79%
                                                       =====                            =====                             ====
Net interest income-FTE                   $14,023.1                        $12,838.3                        $11,265.6
                                          =========                        =========                        =========
Net interest margin                                    5.48%                            5.76%                             5.75%
                                                       =====                            =====                             =====

(1) Nonaccruing loans are not significant during the three year period and, for purposes of the computations above, are included in average daily loan balances.
(2) Interest on loans includes origination fees totaling $710,000 in 1999, $600,000 in 1998, and $380,000 in 1997.

(C) The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                                Year ended                               Year ended
                                       December 31, 1999 compared to            December 31, 1998 compared to
                                       Year ended December 31, 1998             Year ended December 31, 1997
                                        ----------------------------            ----------------------------
                                        Amount of Increase/(Decrease)           Amount of Increase/(Decrease)
                                               due to change in                        due to change in
                                               ----------------                        ----------------
                                                                Total                                      Total
                                                               Amount                                     Amount
                                                                 Of                                         of
                                                Average       Increase/                    Average      Increase/
                                  Volume         Rate        (Decrease)      Volume         Rate       (Decrease)
                                  ------         ----        ----------      ------         ----       ----------
Interest Income:
Short term investments..........  $     91    $    (33)       $     58      $    317      $    (17)      $     300
Securities:
  Taxable.......................       424        (284)            140          (529)           10            (519)
  Tax Exempt....................       119         (39)             80           144           (35)            109
Loans...........................     2,223        (750)          1,473         2,727            50           2,777

  Total interest income.........  $  2,857    $ (1,106)       $  1,751     $   2,659      $      8       $   2,667

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts..........  $    593    $   (374)       $    219     $     348      $    214       $     562
  Time..........................       665        (312)            353           573           (15)            558
Short-term borrowings...........        (5)          1              (6)          (25)            1             (24)

   Total interest expense.......  $  1,253    $   (687)       $    566     $     896      $    200       $   1,096

Net interest income (FTE).......  $  1,604    $   (419)       $  1,185     $   1,763      $   (192)      $   1,571

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II  SECURITIES PORTFOLIO

(A)The following table sets forth the book value of securities at December 31:

                                                              (in thousands)

                                                         1999             1998               1997
                                                         ----             ----               ----
Held to maturity:
U.S. Treasury                                       $       0          $   1,999          $  15,993
States and political subdivisions                      17,709             16,279             14,028
Mortgage-backed securities                                335                602                633
                                                          ---                ---                ---
   Total                                            $  18,044          $  18,880          $  30,654
Available for sale:
U.S. Treasury                                       $  22,860          $  12,092          $  13,026
U.S. Government agencies                                8,861              6,982                  0
Mortgage-backed securities                                  0                  0                  0
FRB Stock                                                  44                 44                 44
FHLB Stock                                                789                648                  0
                                                    ---------          ---------                ---
   Total                                            $  32,554          $  19,766          $  13,070

     (B)The following table sets forth contractual maturities of securities at December 31, 1999 and the weighted average yield of such securities:

                                                                   (dollars in thousands)
                                                              Maturing After         Maturing After
                                        Maturing Within       One But Within         Five But Within        Maturing After
                                           One Year             Five Years             Ten Years              Ten Years
                                           --------             ----------             ---------              ---------
                                      Amount      Yield      Amount     Yield      Amount      Yield      Amount      Yield
                                      ------      -----      ------     -----      ------      -----      ------      -----
Held to maturity
   States and political
      subdivisions                  $    606      5.55%      $6,350     5.23%     $10,753      4.68%           0
   Mortgage backed
      Securities                         184      5.32%         151     5.57%           0                      0
                                         ---                    ---                     -                      -
      Total                         $    790      5.50%      $6,123     5.29%     $11,131      4.68%          $0
                                    ========                 ======               =======                     ==

Tax equivalent adjustment
   for calculations of yield             $11                   $110                  $206
                                         ===                   ====                  ====

Available for sale
   U.S. Treasury                     $16,937      4.89%    $  5,922     5.39%
   U.S. Agency                       $ 6,943      4.90%    $  1,919     5.15%
   FRB Stock                                                                                               $  44      6.00%
   FHLB Stock                                                                                                789      8.00%
                                                                                                             ---
      Total                          $23,880      4.89%    $  7,841     5.33%          $0                  $ 833      7.89%
                                     =======               ========                    ==                  =====

     The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

                                                                                             Rate on Tax
                                   Tax-Exempt Rate               Adjustment               Equivalent Basis
                                   ---------------               ----------               ----------------
Under 1 year                            5.55%                       1.85%                       7.40%
1-5 years                               5.28%                       1.84%                       7.12%
5-10 years                              4.68%                       1.84%                       6.52%

     Additional statistical information concerning the Bank's securities portfolio is incorporated by reference in Note 2 of the Company's Consolidated Financial Statements for the year ended December 31, 1999 included in the Appendix to the Company's definitive proxy statement, dated March 17, 2000, relating to the April 17, 2000, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

III LOAN PORTFOLIO

     (A)The table below shows loans outstanding at December 31:

                                                                            (in thousands)
                                                      1999          1998          1997        1996          1995
                                                      ----          ----          ----        ----          ----
Secured by real estate:
   Residential first mortgage                       $ 29,904      $ 38,051      $ 38,073     $ 36,148      $ 36,871
   Residential home equity/other junior liens          7,822         9,106        13,665       12,883        10,566
   Construction and land development                  23,375        23,048        19,490       14,042         9,075
   Other                                              89,809        68,960        53,743       43,006        42,454
Consumer                                              16,811        16,653        14,011       12,272        11,233
Commercial                                            38,891        26,058        18,299       15,830        14,546
Other                                                  4,043         3,770         1,729        2,360         3,213
                                                       -----         -----         -----        -----         -----
            Total Loans (Gross)                     $210,655      $185,646      $159,010     $136,541      $127,958

     The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company's Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to evaluate the adequacy of the allowance for loan losses.

     (B)The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are in the periods indicated.

                                                                              Maturing
                                                                           (in thousands)
                                                                     After one
                                                      Within one     but within       After five
                                                        year         five years         years             Total
                                                        ---          ----------         -----             -----
Real estate construction & land development....       $12,536         $10,829               0           $ 23,375
Real estate other (secured by commercial &
   multi-family)...............................         8,528          74,784           6,497             89,809
Commercial (secured by business assets or
   Unsecured)..................................        11,970          26,132             789             38,891
Other (loans to farmers, political
   Subdivisions, & overdrafts) ................           297           1,799           1,947              4,043

      Totals...................................       $33,331        $113,554          $9,233           $156,118

     Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

                                                                 Interest Sensitivity
                                                                    (in thousands)
                                                         Fixed Rate                 Variable Rate
                                                         ----------                 -------------
Due after one but within five years...............         $84,003                    $29,551
Due after five years..............................           6,352                      2,881

     (C) Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

                                                                    (dollars in thousands)
                                               1999           1998            1997            1996             1995
                                               ----           ----            ----            ----             ----
Nonperforming Loans:
Nonaccrual loans                             $  173         $ 1,519         $   809          $  109          $  926
Loans past due 90 days or more                    4              25             249             448              66
                                                  -              --             ---             ---              --
   Total nonperforming loans                 $  177         $ 1,544         $ 1,058          $  557          $  992
                                             ======         =======         =======          ======          ======
Percent of total loans                         .08%            .83%            .67%            .41%            .78%

     Additional information concerning nonperforming loans, the Bank's nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 3 of the Company's Consolidated Financial Statements for the year ended December 31, 1999 included in the Appendix to the Company's definitive proxy statement, dated March 17, 2000, relating to the April 17, 2000, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

     There were no other interest bearing assets, at December 31, 1999, that would be required to be disclosed under Item III(C), if such assets were loans.

     There were no foreign loans outstanding at December 31, 1999.

IV SUMMARY OF LOAN LOSS EXPERIENCE

     (A)The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                          (dollars in thousands)
                                                        1999         1998          1997         1996         1995
                                                        ----         ----          ----         ----         ----
Loans:
  Average daily balance of loans for the year....     $198,448     $175,873      $148,096     $130,648     $122,500
  Amount of loans (gross) outstanding at end
      of the year................................      210,655      185,646       159,011      136,541      127,958
Allowance for loan losses:
   Balance at beginning of year..................        3,958        3,424         3,335        3,097        2,672
   Loans charged off:
      Real estate................................            0          110             0           70            0
      Commercial.................................          322           63           375          129          118
      Consumer...................................          164          129           124           88           91
                                                           ---          ---           ---           --           --
          Total charge-offs......................          486          302           499          287          209
   Recoveries of loans previously charged off:
       Real estate...............................           35           96            32            1            0
       Commercial................................           98           51            43           31           95
       Consumer..................................           38           49            27           45           91
                                                            --           --            --           --           --
           Total recoveries......................          171          196           102           77          186

Net loans charged off............................          315          106           397          210           23
Additions to allowance charged to operations.....          840          640           486          448          448
                                                           ---          ---           ---          ---          ---
           Balance at end of year................     $  4,483     $  3,958      $  3,424     $  3,335     $  3,097

Ratios:
   Net loans charged off to average loans
       outstanding                                        .16%         .06%          .27%         .16%         .02%
   Allowance for loan losses to loans
       outstanding                                       2.13%        2.13%         2.15%        2.44%        2.42%

     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

     (B)The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

                                                          (dollars in thousands)
                             1999                1998                1997                1996                 1995
                             ----                ----                ----                ----                 ----
                        Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                        ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
Commercial........     $3,803    77.6%     $ 3,384    74.1%      $2,785   69.2%      $2,401     66.7%    $2,204   64.7%
Consumer..........        441    11.8%         355    12.5%         332   15.6%         465     16.2%       412   15.8%
Real Estate.......        239    10.6%         219    13.4%         307   15.2%         457     17.1%       481   19.5%
                          ---                 ----                  ---                 ---                 ---
      Total.......     $4,483    100%       $3,958    100%       $3,424    100%      $3,335     100%     $3,097    100%
                       ======    ====       ======    ====       ======    ====      ======     ====     ======    ====

V  DEPOSITS

     The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

                                                                 (dollars in thousands)
                                                  1999                      1998                     1997
                                                  ----                      ----                     ----
                                           Average                      Average                    Average
                                           Balance           Rate       Balance        Rate        Balance        Rate
                                           -------           ----       -------        ----        -------
Non-interest bearing demand                $  48,240                  $  43,619                  $  34,668
Savings, money market and NOW                111,141         2.69%       91,552        3.03%        79,104        2.79%
Time deposits                                 92,802         5.36%       81,119        5.69%        71,093        5.71%
                                              ------                     ------                     ------
      Total                                 $252,857         3.90%     $216,290        4.28%      $184,865        4.18%
                                            ========                   ========                   ========

     The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 1999 is incorporated by reference to note 7 of the Company's Consolidated Financial Statements for the year ended December 31, 1999 included in the Appendix to the Company's definitive proxy statement, dated March 17, 2000, relating to the April 17, 2000, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

VI  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                                1999           1998            1997            1996            1995
                                                ----           ----            ----            ----            ----
Net income as a percent of:
   Average common equity                      15.05%         17.83%          17.84%          19.12%          19.60%
   Average total assets                        1.33%          1.63%           1.79%           1.88%           1.88%

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

Item 2 - Properties

     The Bank operates from seven facilities, located in four communities, in Livingston County, Michigan. The executive offices of the Company are located at the Bank's main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 5990 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan, 8080 Challis Road, Brighton Michigan, 760 South Grand Avenue, Fowlerville, Michigan, and 10700 Highland Road, Hartland, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for fifteen years, expiring September 2007. The average lease payment over the life of the lease is $3,167 monthly.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                       Additional Item--Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 1999:

                                                                                          First Selected as an Officer
     Name (Age)               Position with Company                                              of the Company
     ---------                ---------------------                                              --------------
Barbara D. Martin (53)        President, Chief Executive Officer, and Director of the
                              Company and the Bank                                                  1983
Barbara J. Nelson (52)        Secretary/Treasurer of the Company and Senior Vice
                              President, Cashier, and Chief Financial Officer of the Bank           1985
Herbert W. Bursch (47)        Senior Vice President, Retail Services, of the Bank                   1999
John D. Logan (50)            Senior Vice President, Trust and Investments, of the                  1997
James Wibby (49)              Senior Vice President, Senior Lender, of the Bank                     1997
Nancy Morgan (49)             Vice President, Human Resources of the Bank                           1988
Jerry Armstong (40)           Vice President, Operations, of the Bank                               1997


                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 1998, through December 31, 1999, there were, so far as the Company's management knows, 369 sales of shares of the Company's Common Stock, involving a total of 115,338 shares. The price was reported to management in these transactions; however there may have been other transactions involving the Company stock at prices not reported to management. During this period, the highest price known to be paid was $42.00 per share during the last two quarters of 1999, and the lowest price was $30.00 per share in the first quarter of 1998. To the knowledge of management, the last sale of Common Stock occurred on February 29, 2000.

     As of March 1, 2000, there were approximately 850 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1998 and 1999, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

     Sales price and dividend information for the years 1998 and 1999:

                                                Sales Prices                        Cash Dividends Declared
                                                ------------                        -----------------------
            1998                         High                     Low
            ----                         ----                     ---
First Quarter                           $30.00                   $30.00                       $0.18
Second Quarter                          $35.00                   $35.00                       $0.18
Third Quarter                           $35.00                   $35.00                       $0.20
Fourth Quarter                          $35.00                   $35.00                       $0.49(1)
            1999                         High                     Low
            ----                         ----                     ---
First Quarter                           $40.00                   $40.00                       $0.20
Second Quarter                          $40.00                   $40.00                       $0.20
Third Quarter                           $42.00                   $40.00                       $0.20
Fourth Quarter                          $42.00                   $42.00                       $0.50(2)

(1) Includes a special dividend of $0.29 per share. (2) Includes a special dividend of $0.30 per share.


     The holders of the Company's Common Stock are entitled to dividends when, as, and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have been paid on a quarterly basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Company and Bank to pay dividends is subject to regulatory restrictions and requirements.

Item 6 - Selected Financial Data

                             SUMMARY FINANCIAL DATA
                      (in thousands, except per share data)



                                              1999           1998            1997            1996            1995
                                              ----           ----            ----            ----            ----
Income Statement Data:
   Interest income                           $21,597        $19,910         $17,276         $15,717         $14,394
   Interest expense                            7,967          7,400           6,305           5,644           4,879
   Net interest income                        13,630         12,510          10,971          10,073           9,515
   Provision for loan losses                     840            640             486             448             448
   Non-interest income                         2,015          1,954           1,851           1,686           1,418
   Non-interest expense                        9,543          8,238           6,982           6,151           5,867
   Income before tax                           5,262          5,586           5,354           5,160           4,618
   Net income                                  3,715          3,907           3,733           3,574           3,200
Basic Per Share Data(1):
   Net income                                  $2.38          $2.49           $2.37           $2.27           $2.03
   Dividends paid                               1.10           1.05            1.00             .93             .68
   Weighted average shares
     outstanding                           1,563,996      1,570,537       1,575,000       1,575,000       1,575,000
Balance Sheet Data:
   Total assets                              296,419        264,894         226,314         202,009         182,958
   Loans, net                                209,952        185,018         158,397         136,067         127,463
   Allowance for loan losses                   4,483          3,958           3,424           3,335           3,097
   Deposits                                  269,190        239,557         202,299         180,944         163,875
   Shareholders' equity                       25,312         23,497          21,732          19,597          17,530
Ratios:
   Dividend payout ratio                      46.31%         42.11%          42.19%          41.13%          33.46%
   Equity to asset ratio                       8.84%         9.13 %          10.05%           9.82%           9.61%

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

FINANCIAL CONDITION

     During 1999 total assets increased 12% to $296,419,000. Investment securities increased $12 million (31%) while gross loans increased $25 million (13%). Deposits increased $29.6 million (12%) to $269,190,000. Stockholders' equity increased $1.8 million (8%) to $25,312,000.

Securities

     The securities portfolio is an important source of liquidity for the Bank to meet unusual deposit fluctuations. Management of the Bank makes investment decisions which will ensure the safety of funds entrusted to it by its depositors and shareholders. Approximately $32,000,000 of the securities portfolio is invested in US government and agency obligations. An additional $18,000,000 of the portfolio consists of tax exempt obligations of states and political subdivisions. The Company's current and projected tax position makes these investments advantageous to the Bank. The Bank's investment policy requires purchases of tax exempt issues to be of bonds with AA ratings or better if the maturity exceeds 4 years unless the bond is a local, nonrated issue. "Other" securities consist of equity holdings in the Federal Reserve Bank and the Federal Home Loan Bank.

     The following table shows the percentage makeup of the security portfolio as of December 31:

                                                                                           1999            1998
                                                                                           ----            ----
U.S. Treasury & agency securities..............................                           62.7%           54.5%
Agency mortgage backed securities..............................                             .7%            1.6%
Tax exempt obligations of states and political subdivisions....                           35.0%           42.1%
Other                                                                                      1.6%            1.8%
                                                                                           ----            ----
      Total securities.........................................                          100.0%          100.0%

Loans
     The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $25,000,000 (13%) in 1999.

     As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes fixed rate, long-term mortgages which conform to secondary market standards which it sells. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 1999 the Bank sold $12,000,000 in residential mortgages.

     The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet bank loan guidelines and have a good payment record. During 1999 the Bank made approximately $5,000,000 in variable rate mortgage loans which it retained in the mortgage portfolio.

     During 1999, the Bank experienced a significant amount of loan demand. Growth in the county resulted in a need for financing commercial projects, some of which were for the construction of commercial buildings and some of which were for the development of residential subdivisions. Commercial loans ended the year at $163,469,000, a 19% increase for the year. Additionally, the Bank originated $4,000,000 in commercial loans which it sold in part or total to other banks due to legal lending limits Consumer loans increased $1,800,000, about 8%.

     The following table reflects the makeup of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the "real estate mortgage" loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. In the majority of the loans to commercial customers, the Bank is relying on the borrower's cash flow to service the loans. However, these loans may b secured by personal or commercial real estate. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. "Other" real estate loans include $87,000,000 in loans secured by commercial property with the remaining $3,000,000 secured by multi-family units. The most significant loan growth was in commercial loans secured by business property which increased $20,800,000, 30% over the prior year, and in commercial loans not secured by real estate which increased $12,800,000, a 49% increase.

     The following table shows the balance and percentage makeup of loans as of December 31:

                                                                          (dollars in thousands)
                                                                 1999                                 1998
                                                                 ----                                 ----
                                                       Balances         Percentage           Balances         Percentage
                                                       --------         ----------           --------         ----------
Secured by real estate:
Residential first mortgage                             $ 29,904           14.2%              $ 38,051           20.5%
Residential home equity/other junior liens
                                                          7,822            3.7%                 9,106            4.9%
Construction and land development                        23,375           11.1%                23,048           12.4%
Other                                                    89,809           42.6%                68,960           37.1%
Consumer                                                 16,811            8.0%                16,653            9.0%
Commercial                                               38,891           18.5%                26,058           14.1%
Other                                                     4,043            1.9%                 3,770            2.0%
                                                         ------          ------              --------          ------
            Total Loans (Gross)                        $210,655          100.0%              $185,646          100.0%

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

                                                                                    (dollars in thousands)
                                                                              1999           1998         1997
                                                                              ----           ----         ----
Nonperforming Loans:
Nonaccrual loans.........................................                    $ 173         $1,519       $  809
Loans past due 90 days and still accruing................                        4             25          249
                                                                                 -              -          ---
   Total nonperforming loans.............................                      177          1,544        1,058
Other real estate........................................                        0              0            0
                                                                                 -              -            -
  Total nonperforming assets.............................                  $   177         $1,544       $1,058
                                                                           =======         ======       ======

Nonperforming loans as a percent of total loans..........                     .08%           .83%         .67%
Nonperforming assets as a percent of total loans.........                     .08%           .83%         .67%
Nonperforming loans as a percent of the loan loss
   reserve...............................................                      .4%            39%          31%

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

     The $1,400,000 decrease in nonperforming loans is primarily due to the foreclosure and subsequent sale of property for an approximately $1,000,000 loan that was nonperforming in 1998.

     Impaired loans totaled $3,400,000 at December 31, 1999, compared to $4,300,000 at the prior year end. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $3,380,000 of commercial loans separately identified as impaired. The decrease in impaired loans is primarily due to the decline in nonaccrual loans mentioned above.

     During 1999 the Bank charged off loans totaling $486,000 and recovered $171,000 for a net charge off amount of $315,000. In the previous year, the Bank had net charge offs totaling $106,000.

     The allowance for loan losses totaled $4,483,000 at year end which was 2.13% of total loans, the same percentage it was in 1998. Management considers this to be adequate to cover any anticipated losses. Management regularly evaluates the allowance for loan losses based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered.

     The following table shows changes in the loan loss reserve for the years ended December 31:

                                                                                   (dollars in thousands)
                                                                             1999           1998          1997
                                                                             ----           ----          ----
Balance at beginning of the year......................                     $3,958         $3,424        $3,335
Additions (deduction):
   Loans charged off..................................                       (486)          (302)         (499)
   Recoveries of loans previously charged off..                               171            196           102
   Provision charged to operations....................                        840            640           486
                                                                             ----            ---           ---
Balance at end of the year............................                     $4,483         $3,958        $3,424

Allowance for loan losses to loans outstanding........                      2.13%          2.13%         2.15%

Deposits
     Deposit balances of $269,190,000 at December 31, 1999 were nearly $30 million (12.4%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances. Average deposits increased $37 million (17%) during 1999. Non-interest bearing demand deposits increased $5.3 million, about 12% on average. Average savings and NOW balances increased $19.7 million (21.5%) while average time deposits increased $11.7 million or about 14%.


The following table sets forth average deposit balances for the years ended December 31:

                                                                                   (in thousands)
                                                                        1999           1998             1997
                                                                        ----           ----             ----
                                                                                                     ,C>
Non-interest bearing demand                                         $ 48,914        $ 43,619         $ 34,707
Savings, money market, and NOW                                       111,141          91,463           79,104
Time deposits                                                         92,802          81,118           71,093
                                                                      ------          ------           ------
      Total average deposits                                        $252,857        $216,200         $184,904

     The increase in savings deposits was primarily due to a $13.1 million increase in money market accounts. The growth in certificates was the result of maintaining competitive rates in the market and selectively offering special rates on particular time products.

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

Capital

     The Company's capital at year end totaled $25,312,000, a $1,800,000 (8%) increase over the prior year. Banking regulators have set forth various ratios of capital to assets to assess a financial institution's soundness. Tier 1 capital is equal to shareholders' equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for "well capitalized" institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank's leverage ratio was 7.74% at year end 1999. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank's was 9.90% at year end 1999. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank's total risk based capital ratio was 11.15% at year end. The Bank's strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.

     The following table lists various Bank capital ratios at December 31:

                                                     1999                 1998                 1997
                                                     ----                 ----                 ----
Equity to asset ratio                               7.02%                7.14%                9.19%
Tier 1 leverage ratio                               7.74%                7.47%                9.50%
Tier 1 risk-based capital                           9.90%               10.17%               14.12%
Total risk-based capital                           11.15%               11.42%               15.37%

     The 1998 decline in the Bank's capital ratio was the result of dividends paid to the parent company to enable a subsidiary company to purchase land, some of which was intended for a branch site, the remainder to be sold. In 1999 a portion of the land was sold to the Bank for a branch site. The Bank's capital account was credited for the proceeds of the sale. As the remaining land is sold, the Bank's capital account will be recredited for the proceeds from the sale.

     The Company's ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 1999 the Company paid dividends totaling $1,721,000, or 46% of earnings. Book value of the stock was $16.17 at year end.

     The Company maintains a five year plan which was the result of a formal strategic planning process. Management and the Board continue to monitor long term goals which include expanded services to achieve growth and retaining earnings to fund growth, while providing return to shareholders.

     In 1999, the Bank opened a new branch in the northwest part of Brighton. Adjoining the building site is vacant land, valued at approximately $2,800,000, which the company intends to sell. In the coming year, the Bank plans to focus on expanding service through technological delivery systems.

Liquidity and Funds Management

     Liquidity is monitored by the Bank's  Asset/Liability  Management Committee
(ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a minimum 15% liquidity ratio. The Bank's liquidity ratio averaged 19.6% in 1999.

     Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Company does not deal in brokered funds and the makeup of its over $100,000 certificates, which amounted to $22,400,000 at December 31, 1999 compared to $18,100,000 the prior year, consists of local depositors known to the Bank.

     It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. In addition, the Bank has a $16,000,000 line of credit available at the Federal Home Loan Bank of Indianapolis. The Bank has pledged certain mortgage loans and investment securities as collateral for the borrowing. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

     Throughout the past year, Fed Funds Sold balances have averaged approximately $10,400,000 compared to $8,600,000 the prior year. Management kept larger than normal balances in Fed Funds in 1999 in order to be ready for whatever demands there might be for Year 2000 issues. As it turned out, there was no unusual demand for cash.

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

     Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank does not enter into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 12 of the Consolidated Financial Statements).

     The table below shows the scheduled maturity and repricing of the Bank's assets and liabilities as of December 31, 1999:

                                             0-3 Months     4-12 Months        1-5             5+
                                                                              Years           Years          Total
Assets:
Loans....................................    $63,711         $30,472        $106,833          $9,639       $210,655
Securities...............................      5,828          19,674          14,343          10,753         50,598
Short term investments...................     12,301                                                         12,301
Other assets.............................                                                     22,865         22,865
                                             -------         -------        --------         -------       --------
      Total assets.......................    $81,840         $50,146        $121,176         $43,257       $296,419

Liabilities & Shareholders' Equity:
Demand, savings, money
  market & NOW...........................    $56,906         $16,717         $63,371         $35,495       $172,489
Time.....................................     20,423          46,528          29,741               9         96,701
Other liabilities and equity.............                                                     27,229         27,229
                                             -------         -------         -------         -------       --------
      Total liabilities and equity.......    $77,329         $63,245         $93,112         $62,733       $296,419

Rate sensitivity gap and ratios:
   Gap for period........................     $4,511        $(13,099)        $28,064        $(19,476)
   Cumulative gap........................      4,511          (8,588)         19,476

Cumulative rate sensitive ratio..........       1.06             .94            1.08            1.00
December 31, 1998 rate sensitive ratio...       1.28             .92            1.08            1.00

                                                      Total                  Average Interest Rate      Estimated Fair Value
Assets:                                               -----                  ---------------------      --------------------
   Loans,  net                                       $205,468                       9.47%                    $203,100
   Securities                                          50,598                       5.73%                      50,534
   Short term investments                              12,301                       4.89%                      12,301

Liabilities:
   Savings, MMDA, NOW                                $124,509                       2.69%                     124,500
   Time                                                96,701                       5.36%                      97,000

     Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of other loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Because it has a one day maturity, the carrying value is used a fair value for fed funds sold. The fair value of deposits with no stated maturity, such as savings, NOW and money market accounts is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

     The entire balance of savings, NOW and MMDAs is not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience.

     Given the liability sensitive position of the Bank at December 31, 1999, if interest rates increase 200 basis points and management did not respond, management estimates that pretax net interest income would decrease approximately $100,000 while a similar decrease in rates would cause pretax net interest income to increase by a like amount. See discussion under "Net Interest Income" below.

RESULTS OF OPERATIONS

     The Company recorded net income of $3,715,000 in 1999 compared to $3,907,000 in 1998. While net interest income climbed $1,120,000, costs associated with conversion to a new computer system and preparations for Y2K reduced net income. Also, dampening profits were the start-up costs of opening a new branch and the effect of the excess land acquired with that branch site. The Company's return on average assets (ROA) was 1.33% in 1999, a 30 basis point decline from the prior year. The return on average stockholders' equity (ROE) was 15.05%, down from the 17.83% reported in 1998.

     The following table contains key performance ratios for years ended December 31:

                                                           1999                1998               1997
                                                           ----                ----               ----
Net income to:
   Average stockholders' equity                          15.05%              17.83%             17.84%
   Average assets                                         1.33%               1.63%              1.79%
Basic earnings per common share:                          $2.38               $2.49              $2.37

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

     The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

                                                                     (dollars in thousands)
                                                    1999                       1998                        1997
                                                    ----                       ----                        ----
                                            Average        Yield/       Average       Yield/        Average      Yield/
                                            Balance         Rate        Balance        Rate         Balance       Rate
                                            -------         ----        -------        ----         -------       ----
Interest earning assets:
Short term investments                      $  10,384     4.89%         $   8,630     5.20%         $   2,754    5.40%
Taxable securities                             30,051     5.08%            23,019     6.02%            31,873    5.98%
Tax-exempt securities                          16,896     6.90%            15,221     7.13%            13,262    7.36%
Loans                                         198,448     9.47%           175,873     9.85%           148,096    9.82%
                                              -------                     -------                     -------
   Total earning assets                      $255,779     8.60%          $222,743     9.09%          $195,985    8.97%
Interest bearing funds:
Savings, MMDA, NOW                           $111,141     2.69%         $  91,552     3.03%         $  79,104    2.79%
Time deposits                                  92,802     5.36%            81,119     5.69%            71,093    5.71%
Federal funds purchased                            98     5.40%               179     5.98%               610    5.77%
                                               ------                   ---------                  ----------
   Total interest bearing funds              $204,041     3.90%          $172,850     4.28%          $150,807    4.18%

Interest spread                                           4.70%                       4.81%                      4.79%
Net interest margin                                       5.48%                       5.76%                      5.75%

     Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans. Tax equivalent interest income includes net loan origination fees totaling $710,000 in 1999, $600,000 in 1998, and $380,000 in
1997.

     The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                                  Year ended                                Year ended
                                        December 31, 1999 compared to             December 31, 1998 compared to
                                           ended December 31, 1998                   ended December 31, 1997
                                           -----------------------                   -----------------------
                                         Amount of Increase/(Decrease)             Amount of Increase/(Decrease)
                                               due to change in                          Due to change in
                                               ----------------                          ----------------
                                                                   Total                                     Total
                                                                   Amount                                    Amount
                                                                     Of                                        Of
                                                  Average        Increase/                    Average      Increase/
                                   Volume           Rate         (Decrease)     Volume         Rate       (Decrease)
                                   ------           ----         ----------     ------         ----       ----------
Interest Income:
Federal funds sold............     $      91        $   (33)     $      58     $    317      $   (17)       $    300
Securities:
  Taxable.....................           424           (284)           140         (529)          10            (519)
  Tax Exempt..................           119            (39)            80          144          (35)            109
Loans.........................         2,223           (750)         1,473        2,727           50           2,777

  Total interest income.......       $ 2,857        $(1,106)       $ 1,751      $ 2,659       $    8        $  2,667

Interest Expense:
Interest bearing deposits:
  Savings, MMDA, NOW..              $    593          $(374)      $    219     $    348       $  214       $     562
  Time. ......................           665           (312)           353          573          (15)            558
Short-term borrowings.........            (5)            (1)            (6)         (25)           1             (24)

   Total interest expense.....       $ 1,253          $(687)      $    566        $ 896       $  200       $   1,096

Net interest income (FTE).....       $ 1,604          $(419)       $ 1,185       $1,763       $ (192)      $   1,571

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

     Tax equivalent net interest income increased $1,185,000 in 1999 over the prior year due to a $1,751,000 increase in interest income partially offset by approximately $566,000 increase in interest expense. The increase in income is attributable to an increase in average earning assets of $33,000,000 as the yield declined 49 basis points. Loan interest income was $1,473,000 higher in 1999 than the previous year. The increase was due to an increase of $22,600,000 in average balances partly offse by a 38 basis point decrease in rates. Loan growth was fueled by general growth in Livingston County which created a demand for consumer and commercial building projects. Income on taxable securities increased in 1999 due to a $7,000,000 increase in average balances. Interest rates decreased 94 basis points. Tax-exempt bonds earned $80,000 more in 1999 than the previous year. The average balance of these securities increased $1,700,000 while the rate declined 23 basis points. Interest income on shor term investments increased $58,000 due to an increase in average balances of $1,754,000, partially offset by a decrease in rates of 42 basis points.

     Interest expense increased $566,000 in 1999 because average balances increased approximately $31,200,000 although interest rates decreased 38 basis points. The interest cost for savings and NOW accounts increased $219,000 because average savings and NOW balances increased $19,600,000 while interest rates declined 34 basis points. Interest on time deposits increased $353,000 because average time deposits increased $11,700,000 although interest rates declined 33 basis points. Money market accounts once again enjoyed growth as customers responded favorably to the tiered rate structure now being offered and rising interest rates. Growth in time deposits was encouraged by competitive pricing and periodically offering special rates on specific products.

     In the previous year, net interest income had increased nearly $1,571,000. The increase in net interest income was the result of an increase in interest income of $2,667,000, partially offset by an increase in interest expense of approximately $1,096,000. The increase in interest income in 1998 was the result of a $26,800,000 increase in earning assets and an increase in yields on earning assets of 12 basis points. The increase in interest expense was the result of average balances increasing $22,000,000 and interest rates increasing 10 basis points.

     In the coming year, management expects growth to continue in both loans and deposits. An economic decline could, however, adversely affect growth. The interest spread and interest margin will likely continue to decline due, in part, to the fact that the interest cost on deposits is expected to continue to rise as competition for deposits intensifies among the bank and non-bank players.

     The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

                                                               1999            1998            1997
                                                               ----            ----            ----
As a percent of average earning assets:
   Loans                                                     77.59%          78.95%          75.56%
   Securities                                                18.35%          17.18%          23.03%
   Short term investments                                     4.06%           3.87%           1.41%
                                                              -----          ------          ------
      Average earning assets                                100.00%         100.00%         100.00%

   Savings, money market, and NOW                            43.45%          41.10%          40.36%
   Time deposits                                             36.28%          36.42%          36.27%
   Short term borrowing                                        .04%            .08%            .31%
                                                              -----           -----           -----
      Average interest bearing liabilities                   79.77%          77.60%          76.94%

Earning asset ratio                                          91.61%          92.76%          94.14%
Free-funds ratio                                             20.23%          22.40%          23.06%

Provision for Loan Losses
     The provision for loan losses increased to $840,000 in 1999 compared to $640,000 in 1998. At year end the ratio of allowance for loan loss to loans was 2.13%, consistent with that of the 1998. Principally because of the 19% commercial loan growth, management increased the loan loss provision by $200,000 in 1999. Management analyzes the adequacy of the allowance quarterly taking into consideration the portfolio mix, historical loss experience, the level of nonperforming loans and loans that hav been identified as impaired, as well as economic conditions within the Bank's market.

Non-interest Income
     Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased approximately $61,000 (3%) in 1999 compared to the previous year. Contributing to this increase was a $225,000 increase in charges for services and a $63,000 increase in trust fees collected. Both of these items increased due to growth, of the Bank and of the Trust Department. Partly offsetting the above mentioned increases, the gain on loan sales declined $231,000. This decrease was principally the result of reduced loan volume and rising mortgage rates. This reduced amount of gains is expected to continue into the year 2000.

Non-interest Expense
     Non-interest expense increased 16% in 1999. The most significant component of non-interest expense is salaries and benefits expense. In 1999 salaries and benefits expense increased 12% to $4,800,000, due to the combined effects of salary increases and staffing of a new branch. Occupancy expense increased $89,000 (15%) due to the new branch which was put in service in August. Other expense increased $698,000 (21%).

The costs associated with conversion to a new computer system and preparations for Year 2000 reduced net income. Also, dampening profits were the start-up costs of opening the Challis Road branch and the effect of the excess land acquired with that branch site. Year 2000 issues were a major concern of the Bank's management in 1998 and 1999. A great deal of time and money was spent to replace equipment and programs that were suspect and to conduct exhaustive testing of systems. The Bank had no failure of equipment or programs at the turn of the millennium.

Federal Income Tax Expense

     Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense decreased $133,000 to $1,547,000 (8%) in 1999. For further information see Note 8 "Federal Income Taxes" in the Company's Consolidated Financial Statements.

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

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No.
133. Statement 137 extends the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

Item 7a - Quantitative and Qualititative Disclosures about Market Risk Included in Management's Discussion and Analysis

Item 8 - Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data of the Company appear on pages 11 to 38 of Appendix I to the Company's definitive Proxy Statement, dated March 17, 2000, relating to the April 19, 2000 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Stockholders' Equity and Comprehensive Income Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statement
        Independent Auditors' Report
        Quarterly financial data relating to results of operations for the years ended December 31, 1999 and 1998 are reported on page 38 of Appendix I.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 19, 2000 Annual Meeting of Shareholders, is incorporated herein by reference.


Executive Officers

     The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11 - Executive Compensation

     The information set forth under the caption "Summary Compensation Table" on pages 5 and 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 19, 2000 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 4 and 5 and "Shareholder Return Performance Graph" on page 8 of the definitive proxy statement is not incorporated by referenc herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Ownership of Common Stock" on page 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 19, 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions with Management" on page 6 of the Company's definitive proxy statement, as filed with the Commission and dated March 17, 2000, relating to the April 19, 2000 Annual Meeting of Shareholders, is incorporated herein by reference.


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  1.  Financial Statements

     All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix I to the Registrant's Definitive Proxy Statement, dated March 17, 2000, relating to the April 19, 2000 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

     2.  Financial Statement Schedules
         Not applicable.

     3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 16, 2000.

FNBH BANCORP, INC.



/s/ Barbara D. Martin
Barbara D. Martin, President & Chief Executive
Officer (Principal Executive Officer)


/s/ Barbara J. Nelson
Barbara J. Nelson, Secretary/Treasurer
(Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who's signature appears below, hereby appoints Barbara D. Martin and Barbara J. Nelson, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and al Amendments to this Report on Form 10-K.


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


Randolph E. Rudisill, Director                          /s/ Randolph E. Rudisill


R. Michael Yost, Director                               /s/ R. Michael Yost

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number                                                                      Page
------                                                                      ----

(13)  Pages 11-52 of Appendix I to the Company's Proxy Statement, dated
      March 17, 2000, for the Annual Meeting of Shareholders to be held
      April  19,  2000   representing  that  portion  of  the  Appendix
      incorporated by reference in this report. This Appendix was filed with the Commission as part of the Company's  Proxy Statement and was delivered to Company  shareholders  in  compliance  with Rule
      14(a)-3 of the Securities Exchange Act of 1934,  as amended.............38

(21)  Subsidiaries of the Registrant..........................................40

(24)  Power of Attorney (included in signature section)

(27)  Financial Data Schedule.................................................41

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

Exhibit
Number                                         Original Filing Form and Date
------                                         -----------------------------
3.1   Restated Articles of Incorporation       Exhibit 3.1 of Form 10, effective
      of the Registrant                        June 30, 1995 ("Form 10")

3.2   Amendment  to the  Company's             Appendix I of Proxy Statement
      Articles of Incorporation                dated March 17, 1998
      Increase Authorized Shares

3.3   Bylaws of the Registrant                 Exhibit 3.2 of Form 10

4     Form of Registrant's Stock Certificate   Exhibit 4 of Form 10

      Material Contracts:
1.1   Form Restrictive Stock Agreement

10.2  Howell Branch Lease Agreement            Exhibit 10.2 to Form 10

10.3  Company's Long Term Incentive Plan*      Appendix II of Proxy Statement
                                               dated March 17, 1998
*Represents a compensation plan

EXHIBIT 13


                          Independent Auditors' Report



The Board of Directors and Stockholders
FNBH Bancorp, Inc.:


We have audited the consolidated balance sheets of FNBH Bancorp, Inc. and subsidiaries ("Corporation") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ KPMG LLP
KPMG LLP


January 20, 2000

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                     Assets                                             1999                  1998
                                                                                 -----------------    -------------------

Cash and cash equivalents:
 Cash and due from banks                                                       $        12,113,652             12,304,296
 Short-term investments                                                                 12,300,630             18,934,366
                                                                                 -----------------    -------------------

          Total cash and cash equivalents                                               24,414,282             31,238,662
                                                                                 -----------------    -------------------
Investment securities held to maturity, net (fair value
  of $17,650,000 in 1999 and $19,066,000 in 1998)                                       17,709,401             18,278,233
Investment securities available for sale, at fair value                                 32,554,004             19,765,936
Mortgage-backed securities held to maturity, net (fair
  value of $330,000 in 1999 and $602,000 in 1998)                                          334,451                601,940
                                                                                 -----------------    -------------------
          Total investment and mortgage-backed
            securities                                                                  50,597,856             38,646,109
                                                                                 -----------------    -------------------
Loans:
  Commercial                                                                           163,469,045            137,634,020
  Consumer                                                                              24,826,156             23,064,800
  Real estate mortgage                                                                  22,360,282             24,946,777
                                                                                 -----------------    -------------------

          Total loans                                                                  210,655,483            185,645,597

  Less unearned income                                                                    (703,849)              (627,169)
  Less allowance for loan losses                                                        (4,483,283)            (3,958,008)
                                                                                 -----------------    -------------------

          Net loans                                                                    205,468,351            181,060,420

Bank premises and equipment, net                                                         9,009,661              7,289,461
Land held for sale, net                                                                  2,835,290              3,128,914
Accrued interest income and other assets                                                 4,093,780              3,530,318
                                                                                 -----------------    -------------------

          Total assets                                                         $       296,419,220            264,893,884
                                                                                 =================    ===================


See accompanying notes to consolidated financial statements.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                    Liabilities and Stockholders' Equity                               1999                   1998
                                                                               ------------------     -------------------

Deposits:
  Demand (non-interest bearing)                                                   $    47,980,695             47,401,813
  NOW                                                                                  34,645,921             29,087,082
  Savings and money market accounts                                                    89,862,739             75,129,137
  Time                                                                                 96,701,098             87,938,732
                                                                               ------------------     ------------------

           Total deposits                                                             269,190,453            239,556,764

Accrued interest, taxes, and other liabilities                                          1,917,121              1,840,587
                                                                               ------------------     ------------------

           Total liabilities                                                          271,107,574            241,397,351

Commitments and contingencies

Stockholders' equity:
  Common stock, $0 par value. Authorized 4,200,000
    shares; 1,565,203 shares issued and outstanding
    at December 31, 1999 and 1,562,765 shares issued
    and outstanding at December 31, 1998                                                4,919,280              4,821,775
  Retained earnings                                                                    20,723,357             18,728,787
  Unearned management retention plan                                                     (139,597)               (66,220)
  Accumulated other comprehensive income (loss)                                          (191,394)                12,191
                                                                               ------------------     ------------------

           Total stockholders' equity                                                  25,311,646             23,496,533
                                                                               ------------------     ------------------



           Total liabilities and stockholders' equity                          $      296,419,220            264,893,884
                                                                               ==================     ==================

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998, and 1997

                                                                          1999              1998               1997
                                                                    ----------------   ---------------   ----------------
Interest and dividend income:
  Interest and fees on loans                                       $    18,725,205        17,293,769         14,521,085
  Interest and dividends on investment and
    mortgage-backed securities:
      U.S. Treasury securities                                             999,431         1,230,696          1,774,730
      Obligations of other U.S. Government agencies                        461,654           111,575            128,630
      Obligations of state and political subdivisions                      838,532           780,637            700,488
      Other securities                                                      64,975            44,600              2,655
  Interest on short-term investments                                       507,499           449,102            148,799
                                                                    --------------     -------------     --------------

            Total interest and dividend income                          21,597,296        19,910,379         17,276,387
                                                                    --------------     -------------     --------------

Interest expense:
  Interest on deposits                                                   7,961,603         7,389,692          6,270,079
  Interest on other borrowings                                               5,283            10,712             35,236
                                                                    --------------     -------------     --------------

            Total interest expense                                       7,966,886         7,400,404          6,305,315
                                                                    --------------    --------------    ---------------

            Net interest income                                         13,630,410        12,509,975         10,971,072

Provisions for loan losses                                                 840,000           640,000            486,375
                                                                    --------------     -------------     --------------
            Net interest income after provision for
              loan losses                                               12,790,410        11,869,975         10,484,697

Non-interest income:
  Service charges                                                        1,762,678         1,537,841          1,560,775
  Trust income                                                             143,707            80,438              4,481
  Gain on sale of securities                                                    --                --              1,306
  Gain on sale of loans                                                     43,262           274,361            165,843
  Other                                                                     65,456            61,201            118,854
                                                                    --------------     -------------     --------------

            Total non-interest income                                    2,015,103         1,953,841          1,851,259
                                                                    --------------     -------------     --------------

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998, and 1997

                                                                         1999               1998               1997
                                                                   ----------------   ----------------   ----------------
Non-interest expenses:
    Salaries and employee benefits                                 $     4,832,475          4,314,012          3,790,828
    Net occupancy expense                                                  689,777            600,472            536,152
    Equipment expense                                                      741,580            724,265            479,972
    Professional and service fees                                          460,742            273,824            321,115
    Printing and supplies                                                  335,574            248,406            244,273
    Michigan Single Business Tax                                           164,600            201,900            195,100
    Provision for real estate losses                                       300,000            205,000                 --
    Other                                                                2,018,447          1,669,710          1,414,749
                                                                   ---------------    ---------------    ---------------

           Total non-interest expenses                                   9,543,195          8,237,589          6,982,189
                                                                   ---------------    ---------------    ---------------

           Income before Federal income taxes                            5,262,318          5,586,227          5,353,767

Federal income taxes                                                     1,547,000          1,679,500          1,620,500
                                                                   ---------------    ---------------    ---------------

           Net income                                            $       3,715,318          3,906,727          3,733,267
                                                                   ===============    ===============    ===============

Basic and diluted net income per share                           $            2.38               2.49               2.37
                                                                   ===============    ===============    ===============

Cash dividends per share                                         $            1.10               1.05               1.00
                                                                   ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years ended December 31, 1999, 1998, and 1997

                                                                                     Unearned      Accumulated
                                                                                    management        other
                                                      Common          Retained       retention    comprehensive
                                                       stock          earnings         plan          income           Total
                                                   -------------   --------------   -----------   -------------  ---------------

Balances at December 31, 1996                   $     5,250,000       14,308,934            --          38,174       19,597,108

Comprehensive income:
  Net income                                                 --        3,733,267            --              --        3,733,267
  Changes in unrealized gain on securities
    available for sale, net of tax                           --               --            --         (23,350)         (23,350)
                                                                                                                  --------------

          Total comprehensive income                                                                                  3,709,917

Cash dividends ($1.00 per share)                             --       (1,575,000)           --              --       (1,575,000)
                                                   -------------   --------------   -----------   -------------  ---------------

Balances at December 31, 1997                         5,250,000       16,467,201            --          14,824       21,732,025

Repurchase of 15,000 shares at $35 per share           (525,000)              --            --              --         (525,000)
Issued 2,365 shares for management
  retention plan                                         82,775               --       (82,775)             --               --
Issued 400 shares for directors' compensation            14,000               --            --              --           14,000
Amortization of management retention plan                    --               --        16,555              --           16,555

Comprehensive income:
  Net income                                                 --        3,906,727            --              --        3,906,727
  Changes in unrealized gain on securities
    available for sale, net of tax                           --               --            --          (2,633)          (2,633)
                                                                                                                  -------------

          Total comprehensive income                                                                                   3,904,094

Cash dividends ($1.05 per share)                             --       (1,645,141)           --              --        (1,645,141)
                                                   -------------   --------------   -----------   -------------   --------------

Balances at December 31, 1998                         4,821,775       18,728,787       (66,220)          12,191       23,496,533

Issued 2,435 shares for management
  retention plan                                         97,400               --       (97,400)             --               --
Issued 3 shares for employee awards                         105               --            --              --              105
Amortization of management retention plan                    --               --        24,023              --           24,023

Comprehensive income:
  Net income                                                 --        3,715,318            --              --        3,715,318
  Changes in unrealized gain (loss) on securities
    available for sale, net of tax                           --               --            --         (203,585)       (203,585)
                                                                                                                 ---------------

          Total comprehensive income                                                                                  3,511,733


Cash dividends ($1.10 per share)                              --      (1,720,748)            --              --      (1,720,748)
                                                   -------------   --------------   -----------   -------------  ---------------

Balances at December 31, 1999                   $     4,919,280       20,723,357      (139,597)        (191,394)      25,311,646
                                                   =============   ==============   ===========   =============  ===============


See accompanying notes to consolidated financial statements.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1999, 1998, and 1997

                                                                           1999                 1998                1997
                                                                     ---------------        --------------     --------------
Cash flows from operating activities:
   Net income                                                        $     3,715,318           3,906,727          3,733,267
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                            840,000             640,000            486,375
        Depreciation and amortization                                        760,047             681,339            449,320
        Deferred Federal income tax benefit                                 (235,600)           (261,800)            (1,700)
        Net amortization on investment securities                             88,233              44,771             34,884
        Earned portion of management retention plan                           24,023              16,555                 --
        Loss on disposal of equipment                                         18,358              20,668                718
        Gain on sales of securities                                               --                  --             (1,306)
        Gain on sale of loans                                                (43,262)           (274,361)          (165,843)
        Proceeds from sale of loans                                       16,044,643          18,030,745          9,556,579
        Origination of loans held for sale                               (16,080,472)        (18,305,410)        (9,827,744)
        Provision for real estate losses                                     300,000             205,000                 --
        Increase in accrued interest income and other assets                (109,238)         (2,121,678)          (269,012)
        Increase (decrease) in accrued interest, taxes,
          and other liabilities                                              (30,241)           (236,154)           826,774
                                                                      --------------      --------------        -----------
             Net cash provided by operating activities                     5,291,809           2,346,402          4,822,312
                                                                      --------------      --------------        -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                            (17,157,030)        (16,067,003)        (3,006,406)
   Proceeds from sale of available-for-sale
     securities                                                                   --                  --          4,025,340
   Proceeds from maturities of available-for-sale
     securities                                                            3,000,000          10,000,000          5,000,000
   Repayments from mortgage-backed securities
     available for sale                                                           --                  --             11,727
   Purchases of held-to-maturity securities                               (2,919,503)         (3,865,946)        (5,631,408)
   Proceeds from maturities and calls of held-to-
     maturity securities                                                   4,268,000          14,490,000          2,820,000
   Repayments from mortgage-backed securities
     held to maturity                                                        460,169             472,876            243,671
   Net increase in loans                                                 (25,181,161)        (26,536,607)       (22,290,462)
   Capital expenditures                                                   (2,498,605)         (3,017,056)          (605,848)
                                                                      --------------      --------------     --------------
               Net cash used in investing activities                     (40,028,130)        (24,523,736)       (19,433,386)
                                                                      --------------      --------------     --------------

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1999, 1998, and 1997

                                                                     1999                1998                1997
                                                                 ------------        -------------       ------------
Cash flows from financing activities:
   Net increase in deposits                                      $ 29,633,689          37,257,573         21,355,422
   Dividends paid                                                  (1,720,748)         (1,645,141)        (1,575,000)
   Shares repurchased                                                      --            (525,000)                --
                                                                 ------------        ------------        -----------

        Net cash provided by financing activities                  27,912,941          35,087,432         19,780,422
                                                                 ------------        ------------        -----------
        Net increase (decrease) in cash and
         cash equivalents                                          (6,823,380)         12,910,098          5,169,348

Cash and cash equivalents at beginning of year                     31,238,662          18,738,564         13,569,216
                                                                 ------------        ------------        -----------

Cash and cash equivalents at end of year                         $ 24,415,282          31,648,662         18,738,564
                                                                 ============        ============        ===========
Supplemental disclosures:
   Interest paid                                                 $  7,904,981           7,397,252          6,195,714
   Federal income taxes paid                                        1,607,000           2,085,000          1,600,000

Supplemental schedule of noncash investing
  and financing activities:
   Loans transferred to other real estate                             900,000             335,713                 --
   Loans charged off                                                  485,657             301,674            499,084
                                                                 ============        ============        ===========

See accompanying notes to consolidated financial statements.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


(1)  Summary of Significant Accounting Policies

  (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly-owned subsidiaries, First National Bank in Howell and H.B. Realty Co. All significant intercompany balances and transactions have been eliminated.

     First National Bank in Howell ("Bank") is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler's checks, night depository, safe deposit box, U.S. Savings Bonds, and trust services. The Bank serves primarily four communities--Howell, Brighton, Hartland, and Fowlerville--all of which are located in Livingston County, Michigan.

     H.B. Realty Co. was established on November 26, 1997 to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting and reporting policies of FNBH Bancorp, Inc. and subsidiaries ("Corporation") conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant of these policies.

  (b) Investment and Mortgage-backed Securities

     Investment   securities  held  to  maturity  are  those   securities  which
     management has the ability and positive intent to hold to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount.

     Investment securities that fail to meet the ability and-positive-intent criteria are accounted for as securities available for sale and stated at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized.

     Trading  account  securities  are  carried at market  value.  Realized  and
     unrealized   gains  or  losses  on  trading   securities  are  included  in
     non-interest income.

     Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


  (c) Loans

     Loans are stated at their principal amount outstanding, net of an allowance for loan losses. Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. Market is determined on the basis of delivery prices in the secondary mortgage market. When loans are sold, gains and losses are recognized based on the specific identification method.

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

     Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, mortgage servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type, term, year originated, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value and is recognized through a valuation allowance.

     Fair values for individual strata are based on quoted market prices for comparable transactions, if available, or estimated fair value. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

  (d) Allowance for Loan Losses

     The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's evaluation of the collectibility of specific loans. Although the Bank evaluates the adequacy of the allowance for loan losses based on information known to management at a given time, various regulatory agencies, as part of their normal examination process, may require future additions to the allowance for loan losses.

     Impaired loans have been identified in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 114. The Bank considers a loan to be impaired when it is probable that it will be unable to collect all or part of amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at a loan's observable marke price, or the fair value of the collateral if the loan is collateral dependent.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



  (e) Nonperforming Assets

     The Bank  charges  off all or part of loans when  amounts  are deemed to be
     uncollectible,   although   collection  efforts  may  continue  and  future
     recoveries may occur.

     Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to less than market rates due to a serious weakening of the borrower's financial condition, loans 90 days past due and still accruing, and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition.

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

  (f) Real Estate

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

     Real estate held for sale is recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Subsequent adjustments to estimated fair value and/or disposal costs are recorded as a component of non-interest expense.

  (g) Bank Premises and Equipment

     Bank  premises  and  equipment  are  stated  at  cost,   less   accumulated
     depreciation and amortization. Depreciation and amortization, computed on the straight-line method, are charged to operations over the estimated useful lives of the assets.

  (h) Federal Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


   (i) Statements of Cash Flows

     For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold and other short term investments.

   (j) Comprehensive Income

     The Bank adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Bank now reports comprehensive income within the statement of stockholders' equity. Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

   (k) Stock Split

     On January 16, 1997, the board of directors declared a 3-for-1 stock split, payable as a dividend of two shares for each one share of company stock held by stockholders of record as of January 16, 1997. All references in the consolidated financial statements and notes thereto to numbers of shares, per-share amounts, and market prices of the Company's common stock have been restated giving retroactive recognition to the stock split.

   (l) Earning Per Share

     Earnings per share of common stock are based on the weighted average number of common shares outstanding during the year.

   (m) Reclassification

     Certain reclassifications have been made to conform with the current year presentation.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


   (2) Investment and Mortgage-backed Securities

     A summary of the amortized cost and approximate fair value of investment securities at December 31, 1999 follows:

                                                            Held to maturity                           Available for sale
                                                       -----------------------------------     --------------------------------
                                                        Amortized          Approximate           Amortized         Approximate
                                                          cost               fair value            cost             fair value
                                                       --------------      ---------------     -------------       ------------
U.S. Treasury and agency securities                      $      --                  --            32,011,148           31,721,254
Obligations of states and political subdivisions        17,709,401          17,650,000                    --                   --
Federal Reserve Bank Stock                                      --                  --                44,250               44,250
Federal Home Loan Bank Stock                                    --                  --               788,500              788,500
                                                       -----------         -----------         -------------       --------------
                                                        17,709,401          17,650,000            32,843,898           32,554,004

Mortgage-backed securities                                 334,451             330,000                    --                   --
                                                       -----------         -----------         -------------       --------------
                                                       $18,043,852          17,980,000            32,843,898           32,554,004
                                                       ===========         ===========         =============       ==============

     A summary of unrealized gains and losses on investment securities at December 31, 1999 follows:

                                                           Held to maturity                           Available for sale
                                                  -----------------------------------          -------------------------------
                                                     Gross                Gross                 Gross                Gross
                                                    unrealized           unrealized            unrealized           unrealized
                                                     gains                losses                gains                losses
                                                  -----------------------------------          -------------------------------
U.S. Treasury and agency securities                 $     --                   --                    147              290,041
Obligations of states and political subdivisions     168,724              228,125                     --                   --
Mortgage-backed securities                                --                4,451                     --                   --
                                                  ----------          -----------              ---------           ----------
                                                  $  168,724              232,576                    147              290,041
                                                  ==========          ===========              =========           ==========

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997

The amortized cost and approximate fair value of investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Held to maturity                                     Available for sale
                                      ------------------------------------------          -----------------------------------------
                                        Amortized                 Approximate                Amortized                Approximate
                                          cost                     fair value                  cost                   fair value
                                      ----------------           ---------------          ---------------          ----------------
Due in one year or less               $        606,283                   609,000               24,037,298               23,879,889
Due after one year
 through five years                          6,350,298                 6,466,000                7,973,851                7,841,365
Due after five years
 through ten years                          10,752,820                10,575,000                       --                       --
                                      ----------------           ---------------          ---------------          ---------------
                                            17,709,401                17,650,000               32,011,149               31,721,254
Federal Reserve Bank
 stock                                              --                        --                   44,250                   44,250

Federal Home Loan
 Bank stock                                         --                        --                  788,500                  788,500

Mortgage-backed
 securities (principally
 short-term)                                   334,451                   330,000                       --                       --
                                      ----------------           ---------------          ---------------          ---------------
                                       $    18,043,852                17,980,000               32,843,899               32,554,004
                                      ================           ===============          ===============          ===============

The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders' equity at December 31, 1999 and 1998 are as follows:

                                                      1999                                             1998
                                   ---------------------------------------------     ---------------------------------------
                                       Amortized                   Approximate          Amortized            Approximate
                                         cost                       fair value            cost                fair value
                                   ----------------              ---------------     ----------------     ------------------
State of Michigan                  $     10,652,008                   10,620,000            9,753,080             10,094,000
                                   ----------------              ---------------     ----------------     ------------------

Investment securities, with an amortized cost of approximately $1,800,000 at December 31, 1999 and $500,000 at December 31, 1998, were pledged to secure public deposits and for other purposes as required or permitted by law.

Additionally, the Bank has a blanket collateral agreement with the Federal Home Loan Bank of Indianapolis (FHLB) pledging the remaining Treasury and agency securities owned by the Bank. As of December 31, 1999, the Bank had no borrowings from the FHLB.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


A summary of the amortized cost and approximate fair value of investment securities at December 31, 1998 follows:

                                              Held to maturity                          Available for sale
                                   ------------------------------------    ------------------------------------
                                      Amortized           Approximate        Amortized            Approximate
                                         cost              fair value           cost              fair value
                                   --------------      ----------------    --------------      ----------------
U.S. Treasury and
 agency securities                    $ 1,999,129          2,003,000           19,055,396          19,073,886
Obligations of states
 and political
 subdivisions                          16,279,104         17,063,000                   --                  --
Federal Reserve
 Bank Stock                                    --                 --               44,250              44,250
Federal Home Loan
 Bank Stock                                    --                 --              647,800             647,800
                                   --------------      -------------       --------------      --------------
                                       18,278,233         19,066,000           19,747,446          19,765,936

Mortgage-backed
 securities                               601,940            602,000                   --                  --
                                   --------------      -------------       --------------      --------------
                                     $ 18,880,173         19,668,000           19,747,446          19,765,936
                                   ==============      =============       ==============      ==============

A summary of unrealized gains and losses on investment securities at December 31, 1998 follows:

                                                       Held to maturity                      Available for sale
                                                 --------------------------------    --------------------------------
                                                     Gross             Gross            Gross              Gross
                                                   unrealized        unrealized       unrealized         unrealized
                                                     gains             losses           gains             losses
                                                 -------------      -------------    -------------      -------------
U.S. Treasury and agency
 securities                                         $ 3,871               --              48,955          30,465
Obligations of states and
 political subdivisions                             786,742            2,846                  --              --
Mortgage-backed securities                               67                7                  --              --
                                                  ---------         --------         -----------        --------
                                                  $ 790,680            2,853              48,955          30,465
                                                  =========         ========         ===========        ========

The Bank recognized gross gains of $1,912 and gross losses of $606 in 1997 on the sale of investment securities available for sale. In 1999 and 1998, no investment securities available for sale were sold. Accordingly, no realized gains or losses were recorded.

Proceeds from sales of investment securities available for sale during the years ended December 31, 1999, 1998, and 1997 were $-0-, $-0-, and $4,025,000, respectively.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


   (3) Loans

     Loans on nonaccrual amounted to $173,000, $1,519,000, and $809,000 at December 31, 1999, 1998, and 1997, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $21,000, $110,000, and $154,000 of interest income would have been realized in 1999, 1998, and 1997, respectively. The Bank had no troubled-debt restructured loans at December 31, 1999 and 1998.

     Details of past-due and nonperforming loans follow:

                                                90 days past due and
                                                   still accruing                           Nonaccrual
                                           -----------------------------        ----------------------------------
                                               1999             1998                1999                 1998
                                           -----------      ------------        --------------      --------------
Commercial and mortgage loans
 secured by real estate                    $        --            25,000                93,000            1,373,000
Consumer loans                                   3,000                --                40,000               83,000
Commercial and other loans                       1,000                --                40,000               63,000
                                           -----------      ------------       ---------------      ---------------
                                           $     4,000            25,000               173,000            1,519,000
                                           -----------      ------------       ---------------      ---------------

     Impaired loans totaled $3,400,000, $4,300,000, and $3,100,000 at December 31, 1999, 1998, and 1997, respectively. Specific reserves relating to these loans were $900,000, $500,000, and $366,000 at December 31, 1999, 1998, and
     1997, respectively. These reserves were calculated in accordance with SFAS No. 114. There were no loans considered impaired for which there was no related specific reserve.

     Cash receipts received and recognized as income on impaired loans approximated $313,000, $291,000, and $256,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Average impaired loans for the years ended December 31, 1999, 1998, and 1999 were approximately $4,600,000, $3,800,000, and $3,500,000, respectively.

     Loans serviced for others were approximately $49,500,000, $44,300,000, and $38,300,000 at December 31, 1999, 1998, and 1997, respectively.

     The Bank capitalized $79,000, $115,000, and $67,000 in mortgage servicing rights and incurred approximately $52,000, $33,000, and $19,000 in related amortization expense during 1999, 1998, and 1997, respectively. At December 31, 1999 and 1998, these mortgage servicing rights had a book value of $212,000 and $185,000 and fair value of approximately $380,000 and $300,000, respectively. Mortgage loans with mortgage servicing rights capitalized totaled approximately $33,000,000 at December 31, 1999 an $26,000,000 at December 31, 1998. No valuation allowance for capitalized mortgage servicing rights was considered necessary as of December 31, 1999 and 1998.

     Included in real estate loans at December 31, 1999 and 1998 were approximately $-0- and $434,000, respectively, of fixed-rate mortgage loans held for sale.

     The Bank's primary market area is considered to be Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     Certain  directors  and  executive  officers,   including  their  immediate
     families and companies in which they are principal owners, were loan customers of the Bank during 1999 and 1998. Such loans were made in the ordinary course of business in accordance with the Bank's normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

     Loans to related parties are summarized below for the periods indicated:

                                                                                    1999                  1998
                                                                                -------------        --------------
     Balance at beginning of year                                               $      714,000             704,000

     New loans                                                                         235,000             217,000
     Loan repayments                                                                  (151,000)           (207,000)
                                                                                --------------        ------------

          Balance at end of year                                                     $ 798,000             714,000
                                                                                ==============        ============

   (4) Allowance for Loan Losses

     The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997:

                                                                 1999                1998                1997
                                                            --------------      --------------      -------------
    Balance at beginning of year                            $    3,958,008           3,423,847          3,335,044

    Provision charged to operations                                840,000             640,000            486,375
    Loans charged off                                             (485,657)           (301,674)          (499,084)
    Recoveries of loans charged off                                170,932             195,835            101,512
                                                            --------------      --------------      -------------
        Balance at end of year                                 $ 4,483,283           3,958,008          3,423,847
                                                            ==============      ==============      =============

   (5) Bank Premises and Equipment

     A  summary  of  bank  premises  and  equipment,   and  related  accumulated
     depreciation and amortization at December 31, 1999 and 1998 follows:

                                                                                    1999                      1998
                                                                                --------------           -------------
    Land and land improvements                                                  $    2,368,791               2,116,070
    Bank premises                                                                    6,523,383               4,928,872
    Furniture and equipment                                                          4,718,009               4,328,827
                                                                                --------------           -------------
                                                                                    13,610,183              11,373,769

    Less accumulated depreciation and amortization                                  (4,600,522)             (4,084,308)
                                                                                --------------           -------------
                                                                                $    9,009,661               7,289,461
                                                                                ==============           =============

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


   (6) Land Held for Sale

     In 1997, the Bank purchased an option for $900,000, and in 1998 exercised that option for approximately $3,000,000 for a tract of land. Subsequent improvements to the land were made amounting to approximately $200,000.

     During 1998, the Bank allocated approximately $800,000 of the carrying value of the property to land for a branch site. The remaining property is held for sale.

     The Bank also reduced the carrying cost of the land held for sale by approximately $300,000 and $200,000 during 1999 and 1998, respectively, to provide for estimated disposal costs and/or declined estimated market value. These charges are included as a component of non-interest expense.

   (7) Time Certificates of Deposit

     At December 31, 1999, the scheduled maturities of time deposits with a remaining term of more than one year were:

         Year of maturity:
               2001                                                          $   24,523,000
               2002                                                               3,103,000
               2003                                                                 987,000
               2004                                                               1,113,000
               2005                                                                   9,000
                                                                             --------------
                                                                             $   29,735,000
                                                                             ==============

     Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 1999, 1998, and 1997 are as follows:

                                                             1999                   1998                   1997
                                                       ---------------          -------------       ----------------
    Three months or less                               $    5,436,960               3,692,410              2,851,788
    Three through six months                                5,190,724               7,529,933              4,683,524
    Six through twelve months                               6,731,297               6,610,965              6,077,151
    Over twelve months                                      5,073,865                 248,332              1,305,782
                                                       --------------           -------------       ----------------

                                                       $   22,432,846              18,081,640             14,918,245
                                                       ==============           =============       ================

     Interest   expense   attributable   to  the  above  deposits   amounted  to
     approximately  $1,167,000,  $968,000, and $716,000 in 1999, 1998, and 1997,
     respectively.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997

   (8) Federal Income Taxes

     Federal income tax expense (benefit) consists of:

                                                                 1999                 1998                1997
                                                           --------------       ---------------     ---------------
     Current                                                $   1,782,600            1,941,300           1,622,200
     Deferred                                                    (235,600)            (261,800)             (1,700)
                                                            -------------       --------------      --------------

                                                            $   1,547,000            1,679,500           1,620,500
                                                            =============       ==============      ==============

     Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                1999                 1998               1997
                                                            -------------       -------------       -------------
Computed "expected" tax expense                             $   1,789,200           1,899,300           1,820,300
Increase (reduction) in tax resulting from:
   Tax-exempt interest and dividends, net                        (294,600)           (247,800)           (221,800)
   Other, net                                                      52,400              28,000              22,000
                                                            -------------       -------------       -------------

                                                            $   1,547,000           1,679,500           1,620,500
                                                            =============       =============       =============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                    1999                     1998
                                                                                -------------            ------------
    Deferred tax assets:
       Allowance for loan losses                                                $   1,389,500               1,210,900
       Deferred loan fees                                                              28,000                  43,300
       Unrealized loss on securities available for sale                                98,500                      --
       Other                                                                          346,300                 233,600
                                                                                -------------            ------------

                   Total gross deferred tax assets                                  1,862,300               1,487,800

    Deferred tax liabilities:
       Unrealized gain on securities available for sale                                    --                  (6,300)
       Other                                                                         (147,800)               (107,400)

                  Total gross deferred tax liabilities                               (147,800)               (113,700)
                                                                                -------------            ------------

                  Net deferred tax asset                                        $   1,714,500               1,374,100
                                                                                =============            ============

     The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 1999 and 1998, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



   (9) Leases

     The Bank has several noncancelable operating leases that provide for renewal options.

     Future minimum lease payments under noncancelable leases as of December 31, 1999 are as follows:

             Year ending
             December 31
                 2000                                                 $      38,000
                 2001                                                        38,000
                 2002                                                        39,250
                 2003                                                        43,000
                 2004                                                        43,000
       Later years through 2008                                             118,250
                                                                      -------------
                                                                      $     319,500
                                                                      =============

     Rental  expense  charged to operations in 1999,  1998, and 1997 amounted to
     approximately  $42,000,  $41,000,  and  $41,000,  respectively,   including
     amounts paid under short-term, cancelable leases.

   (10) Pension Plan

     The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings), or the maximum amount permitted by the Internal Revenue Code. The pension plan expense of the Bank for 1999, 1998, and 1997 was approximately $236,000, $222,000, and $204,000, respectively.

   (11) Management Retention Plan

     Restricted stock was awarded to key employees beginning in 1998, providing for the immediate award of the Bank's stock subject to a vesting period which takes place over 5 years. The awards are recorded at fair market value and amortized into salaries expense over the vesting period. The amount of compensation costs related to restricted stock awards included in salary expense in 1999 and 1998 amounted to $24,023 and $16,555, respectively.

   (12) Financial Instruments with Off-balance Sheet Risk

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are loan commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     The Bank's exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit and letters of credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making credit commitments as it does for on-balance sheet loans.

     Financial instruments whose contract amounts represent credit risk at December 31, 1999 and 1998 are as follows:

                                                                      1999               1998
                                                                 -------------       -------------
    Fixed rate                                                   $   3,700,000           8,600,000
    Variable rate                                                   36,300,000          39,300,000
                                                                 -------------       -------------

             Total credit commitments                            $  40,000,000          47,900,000

    Letters of credit                                            $   1,048,000             736,000
                                                                 =============       =============

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

     Letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. All letters of credit are short-term guarantees of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitment at December 31, 1999 and 1998 is in excess of the committed amount.

   (13) Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitativ measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



     The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the following table as of December 31, 1999 and 1998:

                                                                                                             To be well
                                                                                                          capitalized under
                                                                            For capital                   prompt corrective
                                        Actual                            adequacy purposes               action provisions
                                        Amount          Ratio           Amount         Ratio           Amount            Ratio
                                      -----------      --------       ----------      --------      ------------        -------
As of December 31, 1998:
   Total capital
     (to Risk Weighted Assets)          21,227,000       11.42%       14,871,920         >=8%        18,589,900          >=10%

   Tier 1 Capital
     (to Risk Weighted Assets)          18,903,000       10.17%        7,435,960         >=4%         9,294,950           >=6%



   Tier 1 Capital
     (to Average Assets)                18,903,000        7.47%        9,530,200         >=4%        11,912,800           >=5v

As of December 31, 1999:
   Total Capital
     (to Risk Weighted Assets)          24,811,000       11.15%       17,794,900         >=8%        22,243,500          >=10%

   Tier 1 Capital
     (to Risk Weighted Assets)          22,031,000        9.90%        8,897,400         >=4%        11,121,750           >=6%

   Tier 1 Capital
     (to Average Assets)                22,031,000        7.74%       11,029,000         >=4%        13,786,200           >=5%
                                      ============       ======      ===========        =====       ===========         ======

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



   (14) Net Income Per Common Share

     SFAS No. 128, Earnings per Share, was adopted in 1997. The Statement simplifies the standards for computing earnings per share. Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares, and potential common stock such as stock options outstanding during the period, of which there were none.

                                                                              Year ended December 31
                                                                  1999                  1998                   1999
                                                            ---------------        ---------------      -----------------
Basic -
      average shares outstanding                            $     1,563,996              1,570,537             1,575,000
                                                            ===============        ===============       ===============

Net income                                                  $     3,715,318              3,906,727             3,733,267
                                                            ===============        ===============       ===============

Net income applicable to common stock                       $     3,715,318              3,906,727             3,733,267
                                                            ===============        ===============       ===============

Basic net income per share                                  $          2.38                   2.49                  2.37
                                                            ===============        ===============       ===============

   (15) Contingent Liabilities

     The Bank is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Bank's financial position or results of operations.

   (16) Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair-value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair- value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument.

     Fair-value methods and assumptions for the Bank's financial instruments are as follows:

     Cash  and  Cash   Equivalents  -  The  carrying  amounts  reported  in  the
     consolidated   balance  sheet  for  cash,  federal  funds,  and  short-term investments sold reasonably approximate those assets' fair values.

     Investment and Mortgage-backed Securities - Fair values for investment and mortgage-backed securities are based on quoted market prices. The carrying amount of accrued interest receivable approximates their fair values.

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



     Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Accrued Interest Income - The carrying amount of accrued interest income is a reasonable estimate of fair value.

     Deposit Liabilities - The fair value of deposits with no stated maturity, such as demand deposit, savings, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

     Accrued Interest Payable - The carrying amount of accrued interest payable is a reasonable estimate of fair value.

     Off-balance Sheet Instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, approximates book value of $450,000 and $490,000 at December 31, 1999 and 1998,
     respectively.

     The estimated fair values of the Bank's financial instruments are as follows:

                                                        1999                                        1998
                                      --------------------------------------         --------------------------------------
                                        Carrying                   Fair                 Carrying                  Fair
          Financial Assets                value                    value                  value                   value
                                      --------------           -------------          -------------           -------------
Cash and cash equivalents             $   24,414,000              24,414,000             31,239,000              31,239,000
Investment and mortgage-
   backed securities                      50,598,000              50,534,000             38,646,000              39,434,000
Loans, net                               205,468,000             203,100,000            181,060,000             187,500,000

          Financial Liabilities

Deposits:
   Demand                                 47,981,000              48,000,000             47,402,000              47,400,000
   NOW                                    34,646,000              34,600,000             29,087,000              29,100,000
   Savings and money
     market accounts                      89,863,000              89,900,000             75,129,000              75,100,000
   Time                                   96,701,000              97,000,000             87,939,000              89,300,000

   Accrued interest
    income                                 1,841,000               1,800,000              1,645,000               1,600,000
   Accrued interest
    payable                                  628,000                 600,000                553,000                 600,000
                                      ==============           =============           ============           =============

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


          Limitations

     Fair-value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discounts that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair-value estimates are based on judgments regarding future loss experience current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   (17) Dividend Restrictions

     On a parent company-only basis, the Corporation's only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of Comptroller of the Currency ("OCC"), unless the total dividend in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $2,500,000 was available for dividends on December 31, 1999 without the approval of the OCC.

   (18) Condensed Financial Information - Parent Company Only

     The condensed balance sheets at December 31, 1999 and 1998, and the statements of income and cash flows for the years ended December 31, 1999, 1998, and 1997, of FNBH Bancorp, Inc. follow:

                            Condensed Balance Sheets


                                                                                 1999                        1998
                                                                           -----------------           ---------------
Assets:
    Cash                                                                   $          18,784                    45,726
    Investment in subsidiaries:
       First National Bank in Howell                                              21,839,986                18,759,233
       H.B. Realty Co.                                                             3,399,472                 4,652,015
       Other assets                                                                   59,654                    39,557
                                                                           -----------------           ---------------
                                                                           $      25,317,896                23,496,531
                                                                           -----------------           ---------------
Liabilities and stock equity:
    Other liabilities                                                      $           6,250                        --
    Stockholder's equity                                                          25,311,646                23,496,531
                                                                           -----------------           ---------------
                  Total liabilities and stock equity                       $      25,317,896                23,496,531
                                                                           =================           ===============

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


                         Condensed Statements of Income


                                                                            Year ended December 31,
                                                        ----------------------------------------------------------
                                                            1999                     1998                 1997
                                                        --------------          --------------      --------------
Operating income - dividends from
     subsidiaries                                      $     1,720,748               6,872,496          2,554,996
                                                       ---------------          --------------      -------------

          Total operating income                             1,720,478               6,872,496          2,554,996
                                                       ---------------          --------------      -------------
Operating expenses - administrative and
     other expenses                                             37,223                  40,683             39,418
                                                       ---------------          --------------      -------------

          Total operating expenses                              37,223                  40,683             39,418
                                                       ---------------          --------------      -------------

Income before equity in undistributed
     net income of subsidiaries                              1,683,525               6,831,813          2,515,578

Equity in undistributed net income of
     subsidiaries                                            2,031,793              (2,925,086)         1,217,689
                                                       ---------------          --------------      -------------

          Net income                                   $     3,715,318               3,906,727          3,733,267
                                                       ===============          ==============      =============

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


                       Condensed Statements of Cash Flows

                                                                          Year ended December 31,
                                                       ------------------------------------------------------------
                                                            1999                   1998                   1997
                                                       ---------------      ----------------        ---------------
Net income                                             $     3,715,318             3,906,727              3,733,267
Adjustments to reconcile net income to net
  cash from operating activities:
     Increase in other assets                                  (20,097)              (28,056)               (11,500)
     Increase in other liabilities                               6,250                    --                     --
     Equity in undistributed net income of
       subsidiaries                                         (2,031,793)            2,925,086             (1,217,689)
                                                       ----------------      ---------------        ----------------

           Total adjustments                                (2,045,640)            2,897,030             (1,229,189)
                                                       ----------------      ---------------        ----------------
           Net cash provided by
             operating activities                            1,669,678             6,803,757              2,504,078
                                                       ---------------       ---------------        ----------------
Cash flow from investing activities -
  investments in and advancements to
    subsidiary, net                                                 --           (4,678,372)               (940,721)
                                                       ---------------       --------------         ---------------
           Net cash used in investing
            activities                                              --           (4,678,372)               (940,721)
                                                       ---------------       ---------------        ----------------
Cash flow from financing activities:
   Dividends paid                                           (1,720,748)          (1,645,141)             (1,575,000)
   Common stock repurchased                                         --             (525,000)                     --
   Common stock issued                                          97,505               96,775                      --
   Change in management retention plan                         (73,377)             (66,220)                     --
                                                       ---------------       --------------         ---------------
            Net cash used in financing
             activities                                     (1,696,620)          (2,139,586)             (1,575,000)
                                                       ---------------       --------------         ---------------

            Net decrease in cash                               (26,942)             (14,201)                (11,643)

Cash at beginning of period                                     45,726               59,927                  71,570
                                                       ---------------       --------------         ---------------

Cash at end of period                                  $        18,784               45,726                  59,927
                                                       ===============       ==============         ===============

                       FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


   (19) Quarterly Financial Data - Unaudited

     The following table presents summarized quarterly data for each of the two years ended December 31:

                                                                       Quarters ended in 1999
                                          -----------------------------------------------------------------------------
                                              March 31            June 30            September 30           December 31
                                          --------------       -------------        --------------         -------------
     Selected operations data:
       Interest income                    $    5,086,427          5,132,300             5,631,057             5,747,512
       Net interest income                     3,148,976          3,180,674             3,664,933             3,635,827
       Provision for loan losses                 210,000            210,000               210,000               210,000
       Income before income taxes              1,144,177          1,166,272             1,561,401             1,390,468
       Net income                                827,177            822,372             1,092,101               973,668

       Basic net income per share                   0.53               0.53                  0.70                  0.62

       Cash dividends per share                     0.20               0.20                  0.20                  0.50
                                          ==============       ============          ============           ===========

                                                                   Quarters ended in 1998
                                          ------------------------------------------------------------------------
                                             March 31            June 30             September 30          December 31
                                          --------------       ------------          ------------          ------------
     Selected operations data:
       Interest income                    $    4,679,544          4,907,180             5,146,174             5,177,481
       Net interest income                     2,922,521          3,104,644             3,260,295             3,222,515
       Provision for loan losses                 150,000            150,000               170,000               170,000
       Income before income taxes              1,351,692          1,559,491             1,554,343             1,120,701
       Net income                                946,692          1,106,491             1,060,343               793,201

       Basic net income per share                   0.60               0.70                  0.68                  0.51
       Cash dividends per share                     0.18               0.18                  0.20                  0.49
                                          ==============       ============          ============           ===========

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

FINANCIAL CONDITION

     During 1999 total assets increased 12% to $296,419,000. Investment securities increased $12 million (31%) while gross loans increased $25 million (13%). Deposits increased $29.6 million (12%) to $269,190,000. Stockholders' equity increased $1.8 million (8%) to $25,312,000.

Securities
     The securities portfolio is an important source of liquidity for the Bank to meet unusual deposit fluctuations. Management of the Bank makes investment decisions which will ensure the safety of funds entrusted to it by its depositors and shareholders. Approximately $32,000,000 of the securities portfolio is invested in US government and agency obligations. An additional $18,000,000 of the portfolio consists of tax exempt obligations of states and political subdivisions. The Company's current and projected tax position makes these investments advantageous to the Bank. The Bank's investment policy requires purchases of tax exempt issues to be of bonds with AA ratings or better if the maturity exceeds 4 years unless the bond is a local, nonrated issue. "Other" securities consist of equity holdings in the Federal Reserve Bank and the Federal Home Loan Bank.

     The following table shows the percentage makeup of the security portfolio as of December 31:

                                                                       1999         1998
U.S.Treasury & agency securities                                      62.7%        54.5%
Agency mortgage backed securities                                       .7%         1.6%
Tax exempt obligations of states and political subdivisions           35.0%        42.1%
Other                                                                  1.6%         1.8%
                                                                       ----         ----
  Total securities                                                   100.0%       100.0%

Loans
     The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $25,000,000 (13%) in 1999.

     As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes fixed rate, long-term mortgages which conform to secondary market standards which it sells. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 1999 the Bank sold $12,000,000 in residential mortgages.

     The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet bank loan guidelines and have a good payment record. During 1999 the Bank made approximately $5,000,000 in variable rate mortgage loans which it retained in the mortgage portfolio.

     During 1999, the Bank experienced a significant amount of loan demand. Growth in the county resulted in a need for financing commercial projects, some of which were for the construction of commercial buildings and some of which were for the development of residential subdivisions. Commercial loans ended the year at $163,469,000, a 19% increase for the year. Additionally, the Bank originated $4,000,000 in commercial loans which it sold in part or total to other banks due to legal lending limits Consumer loans increased $1,800,000, about 8%.

     The following table reflects the makeup of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the "real estate mortgage" loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. In the majority of the loans to commercial customers, the Bank is relying on the borrower's cash flow to service the loans. However, these loans may be secured by personal or commercial real estate. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. "Other" real estate loans include $87,000,000 in loans secured by commercial property with the remaining $3,000,000 secured by multi-family units. The most significant loan growth was in commercial loans secured by business property which increased $20,800,000, 30% over the prior year, and in commercial loans not secured by real estate which increased $12,800,000, a 49% increase.

     The following table shows the balance and percentage makeup of loans as of December 31:

                                                                         (Dollars in thousands)
                                                               1999                                  1998
                                                    Balances         Percentage            Balances         Percentage
Secured by real estate:
   Residential first mortgage                       $ 29,904           14.2%               $ 38,051           20.5%
   Residential home equity/other junior liens          7,822            3.7%                  9,106            4.9%
   Construction and land development                  23,375           11.1%                 23,048           12.4%
   Other                                              89,809           42.6%                 68,960           37.1%
Consumer                                              16,811            8.0%                 16,653            9.0%
Commercial                                            38,891           18.5%                 26,058           14.1%
Other                                                  4,043            1.9%                  3,770            2.0%
                                                      ------          ------               --------          ------
            Total Loans (Gross)                     $210,655          100.0%               $185,646          100.0%

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

                                                                                    (Dollars in thousands)
                                                                         1999             1998              1997
Nonperforming Loans: Nonaccrual loans                                   $ 173           $1,519            $  809
Loans past due 90 days and still accruing                                   4               25               249
                                                                            -               --               ---
   Total nonperforming loans                                              177            1,544             1,058
Other real estate                                                           0                0                 0
                                                                            -                -                 -
  Total nonperforming assets                                          $   177           $1,544            $1,058
                                                                      =======           ======            ======

Nonperforming loans as a percent of total loans                          .08%             .83%              .67%
Nonperforming assets as a percent of total loans                         .08%             .83%              .67%
Nonperforming loans as a percent of the loan loss
reserve                                                                    4%              39%               31%

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

     The $1,400,000 decrease in nonperforming loans is primarily due to the foreclosure and subsequent sale of property for an approximately $1,000,000 loan that was nonperforming in 1998.

     Impaired loans totaled $3,400,000 at December 31, 1999, compared to $4,300,000 at the prior year end. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $3,380,000 of commercial loans separately identified as impaired. The decrease in impaired loans is primarily due to the decline in nonaccrual loans mentioned above.

     During 1999 the Bank charged off loans totaling $486,000 and recovered $171,000 for a net charge off amount of $315,000. In the previous year, the Bank had net charge offs totaling $106,000.

     The allowance for loan losses totaled $4,483,000 at year end which was 2.13% of total loans, the same percentage it was in 1998. Management considers this to be adequate to cover any anticipated losses. Management regularly evaluates the allowance for loan losses based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events o trends which might negatively impact the loan portfolio are also considered.

     The following table shows changes in the loan loss reserve for the years ended December 31:

                                                                                       (Dollars in thousands)
                                                                          1999                 1998                 1997
Balance at beginning of the year                                        $3,958               $3,424               $3,335
Additions (deduction):
   Loans charged off                                                      (486)                (302)                (499)
   Recoveries of loans previously charged off                              171                  196                  102
   Provision charged to operations                                         840                  640                  486
                                                                          ----                 ----                  ---
Balance at end of the year                                              $4,483               $3,958               $3,424

Allowance for loan losses to loans outstanding                           2.13%                2.13%                2.15%

Deposits

     Deposit balances of $269,190,000 at December 31, 1999 were nearly $30 million (12.4%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances. Average deposits increased $37 million (17%) during 1999. Non-interest bearing demand deposits increased $5.3 million, about 12% on average. Average savings and NOW balances increased $19.7 million (21.5%) while average time deposits increased $11.7 million or about 14%.

     The following table sets forth average deposit balances for the years ended December 31:

                                                                     (Dollars in thousands)
                                                       1999                 1998                  1997
Non-interest bearing demand                         $ 48,914             $ 43,619              $ 34,707
Savings, NOW and money market                        111,141               91,463                79,104
Time deposits                                         92,802               81,118                71,093
                                                      ------             --------              --------
      Total average deposits                        $252,857             $216,200              $184,904

     The increase in savings deposits was primarily due to a $13.1 million increase in money market accounts. The growth in certificates was the result of maintaining competitive rates in the market and selectively offering special rates on particular time products.

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

Capital

     The Company's capital at year end totaled $25,312,000, a $1,800,000 (8%) increase over the prior year. Banking regulators have set forth various ratios of capital to assets to assess a financial institution's soundness. Tier 1 capital is equal to shareholders' equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for "well capitalized" institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank's leverage ratio was 7.74% at year end 1999. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank's was 9.90% at year end 1999. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank's total risk based capital ratio was 11.15% at year end. The Bank's strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.

     The following table lists various Bank capital ratios at December 31:

                                                    1999                 1998                 1997
Equity to asset ratio                              7.02%                7.14%                9.19%
Tier 1 leverage ratio                              7.74%                7.47%                9.50%
Tier 1 risk-based capital                          9.90%               10.17%               14.12%
Total risk-based capital                          11.15%               11.42%               15.37%

     The 1998 decline in the Bank's capital ratio was the result of dividends paid to the parent company to enable a subsidiary company to purchase land, some of which was intended for a branch site, the remainder to be sold. In 1999 a portion of the land was sold to the Bank for a branch site. The Bank's capital account was credited for the proceeds of the sale. As the remaining land is sold, the Bank's capital account will be recredited for the proceeds from the sale.

     The Company's ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 1999 the Company paid dividends totaling $1,721,000, or 46% of earnings. Book value of the stock was $16.17 at year end.

     The Company maintains a five year plan which was the result of a formal strategic planning process. Management and the Board continue to monitor long term goals which include expanded services to achieve growth and retaining earnings to fund growth, while providing return to shareholders.

     In 1999, the Bank opened a new branch in the northwest part of Brighton. Adjoining the building site is vacant land, valued at approximately $2,800,000, which the company intends to sell. In the coming year, the Bank plans to focus on expanding service through technological delivery systems.

Liquidity and Funds Management

     Liquidity is monitored by the Bank's  Asset/Liability  Management Committee
(ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a minimum 15% liquidity ratio. The Bank's liquidity ratio averaged 19.6% in 1999.

     Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Company does not deal in brokered funds and the makeup of its over $100,000 certificates, which amounted to $22,400,000 at December 31, 1999 compared to $18,100,000 the prior year, consists of local depositors known to the Bank.

     It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. In addition, the Bank has a $16,000,000 line of credit available at the Federal Home Loan Bank of Indianapolis. The Bank has pledged certain mortgage loans and investment securities as collateral for the borrowing. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

     Throughout the past year, Fed Funds Sold balances have averaged approximately $10,400,000 compared to $8,600,000 the prior year. Management kept larger than normal balances in Fed Funds in 1999 in order to be ready for whatever demands there might be for Year 2000 issues. As it turned out, there was no unusual demand for cash.

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

     Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank does not enter into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 12 of the Consolidated Financial Statements).

     The table below shows the scheduled maturity and repricing of the Bank's assets and liabilities as of December 31, 1999:

                                                   0-3           4-12         1-5              5+
                                                 Months         Months        Years           Years         Total
Assets:
   Loans, net                                    $63,711        $30,472       $106,833        $9,639       $210,655
   Securities                                      5,828         19,674         14,343        10,753         50,598
   Short term investments                         12,301                                                     12,301
   Other assets                                                                               22,865         22,865
                                                 -------        -------       --------        ------         ------
      Total assets                               $81,840        $50,146       $121,176       $43,257       $296,419

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW                         $56,906        $16,717        $63,371       $35,495       $172,489
   Time                                           20,423         46,528         29,741             9         96,701
   Other liabilities and equity                                                               27,229         27,229
                                                 -------        -------        -------        ------         ------
      Total liabilities and equity               $77,329        $63,245        $93,112       $62,733       $296,419

Rate sensitivity gap and ratios:
   Gap for period                                 $4,511       $(13,099)       $28,064      $(19,476)
   Cumulative gap                                  4,511         (8,588)        19,476

Cumulative rate sensitive ratio                     1.06            .94           1.08          1.00
December 31, 1998 rate sensitive ratio              1.28            .92           1.08          1.00

                                                Total         Average Interest Rate       Estimated Fair Value
Assets:
   Loans,  net                                  $205,468             9.47%                     $203,100
   Securities                                     50,598             5.73%                       50,534
   Short term investments                         12,301             4.89%                       12,301

Liabilities:
   Savings, NOW, MMDA                           $124,509             2.69%                      124,500
   Time                                           96,701             5.36%                       97,000

     Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of other loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Because it has a one day maturity, the carrying value is used a fair value for fed funds sold. The fair value of deposits with no stated maturity, such as savings, NOW and money market accounts is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

     The entire balance of savings, NOW and MMDAs is not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience.

     Given the liability sensitive position of the Bank at December 31, 1999, if interest rates increase 200 basis points and management did not respond, management estimates that pretax net interest income would decrease approximately $100,000 while a similar decrease in rates would cause pretax net interest income to increase by a like amount. See discussion under "Net Interest Income" below.

RESULTS OF OPERATIONS

     The Company recorded net income of $3,715,000 in 1999 compared to $3,907,000 in 1998. While net interest income climbed $1,120,000, costs associated with conversion to a new computer system and preparations for Y2K reduced net income. Also, dampening profits were the start-up costs of opening a new branch and the effect of the excess land acquired with that branch site. The Company's return on average assets (ROA) was 1.33% in 1999, a 30 basis point decline from the prior year. The return on average stockholders' equity (ROE) was 15.05%, down from the 17.83% reported in 1998.

     The following table contains key performance ratios for years ended December 31:

                                                           1999                1998               1997
Net income to:
   Average stockholders' equity                          15.05%              17.83%             17.84%
   Average assets                                         1.33%               1.63%              1.79%
Basic earnings per common share:                         $2.38               $2.49              $2.37

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

     The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

                                             1999                      1998                      1997
                                             ----                      ----                      ----
                                      Average       Yield/       Average       Yield/        Average       Yield/
                                      Balance        Rate        Balance        Rate         Balance        Rate
Interest earning assets:
Short term investments                $  10,384     4.89%         $   8,630     5.20%         $   2,754    5.40%
Taxable securities                       30,051     5.08%            23,019     6.02%            31,873    5.98%
Tax-exempt securities                    16,896     6.90%            15,221     7.13%            13,262    7.36%
Loans                                   198,448     9.47%           175,873     9.85%           148,096    9.82%
                                        -------                     -------                     -------
   Total earning assets                $255,779     8.60%          $222,743     9.09%          $195,985    8.97%
Interest bearing funds:
Savings/NOW accounts                   $111,141     2.69%         $  91,552     3.03%         $  79,104    2.79%
Time deposits                            92,802     5.36%            81,119     5.69%            71,093    5.71%
Federal funds purchased                      98     5.40%               179     5.98%               610    5.77%
                                         ------                   ---------                  ----------
   Total interest bearing funds:       $204,041     3.90%          $172,850     4.28%          $150,807    4.18%

Interest spread                                     4.70%                       4.81%                      4.79%
Net interest margin                                 5.48%                       5.76%                      5.75%

     Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans. Tax equivalent interest income includes net loan origination fees totaling $710,000 in 1999, $600,000 in 1998, and $380,000 in
1997.

     The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                              Year ended                              Year ended
                                        December 31, 1999 compared to            December 31, 1998 compared to
                                        Year ended December 31, 1998             Year ended December 31, 1997
                                        ----------------------------             ----------------------------
                                         Amount of Increase/(Decrease)           Amount of Increase/(Decrease)
                                              due to change in                        Due to change in
                                              ----------------                        ----------------
                                                                 Total                                      Total
                                                                Amount                                     Amount
                                                                  Of                                         Of
                                                  Average       Increase/                    Average      Increase/
                                    Volume          Rate       (Decrease)      Volume         Rate       (Decrease)
Interest Income:
Federal funds sold                  $      91     $   (33)      $      58     $     317      $     (17)     $    300
Securities:
Taxable                                   424        (284)            140          (529)            10          (519)
  Tax Exempt                              119         (39)             80           144            (35)          109
Loans                                   2,223        (750)          1,473         2,727             50         2,777

  Total interest income              $  2,857    $ (1,106)      $   1,751     $   2,659      $       8      $  2,667

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts               $    593    $   (374)      $     219    $      348       $    214      $    562
Time                                      665        (312)            353           573            (15)          558
Short-term borrowings                      (5)         (1)             (6)          (25)             1           (24)

   Total interest expense            $  1,253     $  (687)      $     566     $     896       $    200      $  1,096

Net interest income (FTE)            $  1,604     $  (419)      $   1,185      $  1,763       $   (192)     $  1,571

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

     Tax equivalent net interest income increased $1,185,000 in 1999 over the prior year due to a $1,751,000 increase in interest income partially offset by approximately $566,000 increase in interest expense. The increase in income is attributable to an increase in average earning assets of $33,000,000 as the yield declined 49 basis points. Loan interest income was $1,473,000 higher in 1999 than the previous year. The increase was due to an increase of $22,600,000 in average balances partly offset by a 38 basis point decrease in rates. Loan growth was fueled by general growth in Livingston County which created a demand for consumer and commercial building projects. Income on taxable securities increased in 1999 due to a $7,000,000 increase in average balances. Interest rates decreased 94 basis points. Tax-exempt bonds earned $80,000 more in 1999 than the previous year. The average balance of these securities increased $1,700,000 while the rate declined 23 basis points. Interest income on short term investments increased $58,000 due to an increase in average balances of $1,754,000, partially offset by a decrease in rates of 42 basis points.

     Interest expense increased $566,000 in 1999 because average balances increased approximately $31,200,000 although interest rates decreased 38 basis points. The interest cost for savings and NOW accounts increased $219,000 because average savings and NOW balances increased $19,600,000 while interest rates declined 34 basis points. Interest on time deposits increased $353,000 because average time deposits increased $11,700,000 although interest rates declined 33 basis points. Money market account once again enjoyed growth as customers responded favorably to the tiered rate structure now being offered and rising interest rates. Growth in time deposits was encouraged by competitive pricing and periodically offering special rates on specific products.

     In the previous year, net interest income had increased nearly $1,571,000. The increase in net interest income was the result of an increase in interest income of $2,667,000, partially offset by an increase in interest expense of approximately $1,096,000. The increase in interest income in 1998 was the result of a $26,800,000 increase in earning assets and an increase in yields on earning assets of 12 basis points. The increase in interest expense was the result of average balances increasing $22,000,000 and interest rates increasing 10 basis points.

     In the coming year, management expects growth to continue in both loans and deposits. An economic decline could, however, adversely affect growth. The interest spread and interest margin will likely continue to decline due, in part, to the fact that the interest cost on deposits is expected to continue to rise as competition for deposits intensifies among the bank and non-bank players.

     The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

                                                               1999            1998            1997
As a percent of average earning assets:
   Loans                                                     77.59%          78.95%          75.56%
   Securities                                                18.35%          17.18%          23.03%
   Short term investments                                     4.06%           3.87%           1.41%
                                                              -----           -----           -----
      Average earning assets                                100.00%         100.00%         100.00%

   Savings and NOW                                           43.45%          41.10%          40.36%
   Time deposits                                             36.28%          36.42%          36.27%
   Short term borrowing                                        .04%            .08%            .31%
                                                              -----            ----           -----
      Average interest bearing liabilities                   79.77%          77.60%          76.94%

Earning asset ratio                                          91.61%          92.76%          94.14%
Free-funds ratio                                             20.23%          22.40%          23.06%

Provision for Loan Losses

     The provision for loan losses increased to $840,000 in 1999 compared to $640,000 in 1998. At year end the ratio of allowance for loan loss to loans was 2.13%, consistent with that of the 1998. Principally because of the 19% commercial loan growth, management increased the loan loss provision by $200,000 in 1999. Management analyzes the adequacy of the allowance quarterly taking into consideration the portfolio mix, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired, as well as economic conditions within the Bank's market.

Non-interest Income

     Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased approximately $61,000 (3%) in 1999 compared to the previous year. Contributing to this increase was a $225,000 increase in charges for services and a $63,000 increase in trust fees collected. Both of these items increased due to growth, of the Bank and of the Trust Department. Partly offsetting the above mentioned increases, the gain on loan sales declined $231,000. This decrease was principally the result of reduced loan volume and rising mortgage rates. This reduced amount of gains is expected to continue into the year 2000.

Non-interest Expense

     Non-interest expense increased 16% in 1999. The most significant component of non-interest expense is salaries and benefits expense. In 1999 salaries and benefits expense increased 12% to $4,800,000, due to the combined effects of salary increases and staffing of a new branch. Occupancy expense increased $89,000 (15%) due to the new branch which was put in service in August. Other expense increased $698,000 (21%). The costs associated with conversion to a new computer system and preparations for Year 2000 reduced net income. Also, dampening profits were the start-up costs of opening the Challis Road branch and the effect of the excess land acquired with that branch site.

     Year 2000 issues were a major concern of the Bank's management in 1998 and 1999. A great deal of time and money was spent to replace equipment and programs that were suspect and to conduct exhaustive testing of systems. The Bank had no failure of equipment or programs at the turn of the millennium.

Federal Income Tax Expense

     Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense decreased $133,000 to $1,547,000 (8%) in 1999. For further information see Note 8 "Federal Income Taxes" in the Company's Consolidated Financial Statements.

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

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No.
133. Statement 137 extends the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

                          STOCK AND EARNINGS HIGHLIGHTS

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 1998, through December 31, 1999, there were, so far as the Company's management knows, 369 sales of shares of the Company's Common Stock, involving a total of 115,338 shares. The price was reported to management in these transactions, however there may have been other transactions involving the company stock at prices not reported to management. During this period, the highest price known to be paid was $42.00 per share during the last two quarters of 1999, and the lowest price was $30.00 per share in the first quarter of 1998. To the knowledge of management, the last sale of Common Stock occurred on February 29, 2000.

     As of March 1, 2000, there were approximately 850 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1998 and 1999, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

     Sales price and dividend information for the years 1998 and 1999:

                                                Sales Prices                        Cash Dividends Declared
            1998                         High                     Low
First Quarter                           $30.00                   $30.00                       $0.18
Second Quarter                          $35.00                   $35.00                       $0.18
Third Quarter                           $35.00                   $35.00                       $0.20
Fourth Quarter                          $35.00                   $35.00                       $0.49(1)

            1999                         High                     Low
First Quarter                           $40.00                   $40.00                       $0.20
Second Quarter                          $40.00                   $40.00                       $0.20
Third Quarter                           $42.00                   $40.00                       $0.20
Fourth Quarter                          $42.00                   $42.00                       $0.50(2)

(1)  Includes a special dividend of $0.29 per share.
(2)  Includes a special dividend of $0.30 per share.

                             SUMMARY FINANCIAL DATA
                      (in thousands, except per share data)

                                               1999           1998            1997            1996            1995
Income Statement Data:
   Interest income                           $21,597        $19,910         $17,276         $15,717         $14,394
   Interest expense                            7,967          7,400           6,305           5,644           4,879
   Net interest income                        13,630         12,510          10,971          10,073           9,515

   Provision for loan losses                     840            640             486             448             448
   Non-interest income                         2,015          1,954           1,851           1,686           1,418
   Non-interest expense                        9,543          8,238           6,982           6,151           5,867
   Income before tax                           5,262          5,586           5,354           5,160           4,618
   Net income                                  3,715          3,907           3,733           3,574           3,200
Basic Per Share Data(1):
   Net income                                  $2.38          $2.49           $2.37           $2.27           $2.03
   Dividends paid                               1.10           1.05            1.00             .93             .68
   Weighted average shares
     outstanding                           1,563,996      1,570,537       1,575,000       1,575,000       1,575,000
Balance Sheet Data:
   Total assets                              296,419        264,894         226,314         202,009         182,958
   Loans, net                                209,952        185,018         158,397         136,067         127,463
   Allowance for loan losses                   4,483          3,958           3,424           3,335           3,097
   Deposits                                  269,190        239,557         202,299         180,944         163,875
   Shareholders' equity                       25,312         23,497          21,732          19,597          17,530
Ratios:
   Dividend payout ratio                      46.31%         42.11%          42.19%          41.13%          33.46%
   Equity to asset ratio                       8.84%          9.13%          10.05%           9.82%           9.61%

(1) Per share data for all years has been restated to give effect to the three-for-one stock split, payable as a dividend, paid in February 1997.

Board of Directors


W. Rickard Scofield, Chairman

Charles N. Holkins, Vice Chairman

Gary R. Boss

Donald K. Burkel

Harry E. Griffith

Dona Scott Laskey

James R. McAuliffe

Barbara Draper Martin

Randolph E. Rudisill

R. Michael Yost

Helen V. W. McGarry, Director Emeritus

Donald E. Monroe, Director Emeritus

Roy A. Westran, Director Emeritus

Officers


Barbara Draper Martin, President and Chief Executive Officer

Herbert W. Bursch, Senior Vice President, Retail Delivery Services

John D. Logan, Senior Vice President, Trust & Investments

Barbara J. Nelson, Senior Vice President and CFO

James Wibby, Senior Vice President, Senior Lender

Dennis P. Gehringer, Senior Vice President, Commercial Lender

Douglas A. Schyck, Senior Vice President, Commercial Lender

Jerry Armstrong, Vice President, Operations

John M. Hulyk, Vice President, Commercial Lender

Nancy Morgan, Vice President, Human Resources

Tomas E. Bell, Jr. , Assistant Vice President, Commercial Lender

David R. Pothier, Assistant Vice President, Commercial Lender

Patricia Griffith, Controller

Gabi Bresett, Branch Manager

Donna Gehringer, Branch Manager

Dawn Little, Branch Manager

Kay E. Pearce, Branch Manager

Lauri L. Trapp, Branch Manager

Diane Miller, Mortgage Officer

Carole Smoter, Loan Officer

                                   EXHIBIT 21

                                  SUBSIDIARIES


       Name                                        Jurisdiction of Incorporation
       ----                                        -----------------------------
First National Bank in Howell...............................Michigan

H.B. Realty Co..............................................Michigan