Form 10-Q
period 2000-03-31
FNBH BANCORP INC
filed 2000-05-12
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,565,203 shares of the Company's Common Stock (no par value) were outstanding as of March 31, 2000.

                                      INDEX


                                                                           Page
                                                                          Number
Part I.   Financial Information (unaudited):

    Item 1.
    Interim Financial Statements:
    Consolidated Balance Sheets as of March 31, 2000 and Dec. 31, 1999.........4
    Consolidated Statements of Income, three months ended
    March 31, 2000 and 1999....................................................5
    Consolidated Statements of Stockholders' Equity and Comprehensive
    Income for three months ended March 31, 2000 and 1999......................6
    Consolidated Statements of Cash Flows for three months ended
    March 31, 2000 and 1999....................................................7
    Notes to Interim Consolidated Financial Statements.........................8

    Item 2.
    Management's Discussion and Analysis of
    Financial Condition and Results of Operations..............................9

    Item 3
    Quantitative and Qualitative Disclosures about Market Risk................17

Part II.  Other Information

    Item 6....................................................................18

    Signatures................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets                                                         March 31       December 31
---------------------------                                                          2000              1999
Unaudited                                                                            ----              ----
Assets
Cash and due from banks                                                          $ 11,626,904     $  12,113,652
Short term investments                                                                111,100        12,300,630
                                                                                      -------        ----------
   Total cash and cash equivalents                                                 11,738,004        24,414,282

Investment securities held to maturity, net (fair value of $18,081,000
   at March 31, 2000 and $17,650,000 at Dec. 31, 1999)                             18,248,921        17,709,401
Investment securities available for sale, at fair value                            32,708,778        32,554,004
Mortgage-backed securities held to maturity, net (fair value of
   $269,000 at March 31, 2000 and $330,000 at Dec. 31, 1999)                          274,251           334,451
                                                                                      -------           -------
      Total investment securities                                                  51,231,950        50,597,856

Loans:
   Commercial                                                                     173,541,541       163,469,045
   Consumer                                                                        26,829,263        24,826,156
   Real estate mortgages                                                           23,126,798        22,360,282
                                                                                   ----------        ----------
      Total loans                                                                 223,497,602       210,655,483
   Less unearned income                                                               703,117           703,849
   Less allowance for loan losses                                                   4,758,655         4,483,283
                                                                                    ---------         ---------
      Net loans                                                                   218,035,830       205,468,351

Bank premises and equipment - net                                                   8,831,676         9,009,661
Land available for sale, net                                                        2,835,290         2,835,290
Accrued interest and other assets                                                   4,649,690         4,093,780
                                                                                    ---------         ---------
      Total assets                                                               $297,322,440      $296,419,220
                                                                                 ============      ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                   $ 49,922,722      $ 47,980,695
   NOW                                                                             26,340,210        34,645,921
   Savings and money market                                                        89,338,786        89,862,739
   Time                                                                            98,464,636        96,701,098
                                                                                   ----------        ----------
      Total deposits                                                              264,066,354       269,190,453

Short term borrowing                                                                1,815,000                 0
Notes payable                                                                       3,000,000                 0
Accrued interest, taxes, and other liabilities                                      2,397,680         1,917,121
                                                                                    ---------         ---------
      Total liabilities                                                           271,279,034       271,107,574

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,565,203
shares issued and outstanding at March 31, 2000 and December 31, 1999               4,919,280         4,919,280
Retained earnings                                                                  21,439,969        20,723,357
Unearned management retention plan                                                   (127,585)         (139,597)
Accumulated other comprehensive income, net                                          (188,258)         (191,394)
                                                                                    ---------         ---------
      Total stockholders' equity                                                   26,043,406        25,311,646
      Total liabilities and stockholders' equity                                 $297,322,440      $296,419,220
                                                                                 ============      ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
---------------------------------                                               Three months ended March 31
Unaudited                                                                      2000                     1999
                                                                               ----                     ----
Interest income:
   Interest and fees on loans                                              $ 5,106,939              $ 4,332,872
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                                      455,319                  327,917
      Obligations of state and political subdivisions                          220,787                  207,743
      Other securities                                                          15,868                   13,084
   Interest on short term investments                                           54,802                  204,811
                                                                                ------                  -------
      Total interest income                                                  5,853,715                5,086,427
                                                                             ---------                ---------

Interest expense:
   Interest on deposits                                                      2,204,064                1,936,750
   Other interest expense                                                       46,192                      701
                                                                                ------                      ---
      Total interest expense                                                 2,250,256                1,937,451
                                                                             ---------                ---------

      Net interest income                                                    3,603,459                3,148,976

Provision for loan losses                                                      300,000                  210,000
                                                                               -------                  -------
      Net interest income after provision for loan losses                    3,303,459                2,938,976
                                                                             ---------                ---------

Non-interest income:
   Service charges                                                             451,772                  267,338
   Gain on sale of loans                                                        16,243                   59,479
   Trust fees                                                                   44,295                   34,287
   Other                                                                         4,347                   (4,874)
                                                                                 -----                    -----
      Total non-interest income                                                516,657                  356,230
                                                                               -------                  -------

Non-interest expense:
   Salaries and employee benefits                                            1,348,627                1,159,442
   Net occupancy                                                               189,810                  166,053
   Equipment expense                                                           232,499                  115,079
   Fees                                                                         62,963                  148,105
   Printing and supplies                                                        62,224                   63,600
   Michigan Single Business Tax                                                 60,200                   51,600
   Other                                                                       423,341                  447,150
                                                                               -------                  -------
      Total non-interest expense                                             2,379,664                2,151,029
                                                                             ---------                ---------

Income before federal income taxes                                           1,440,452                1,144,177

Federal income taxes                                                           410,800                  317,000
                                                                               -------                  -------

      Net income                                                          $  1,029,652              $   827,177
                                                                          ============              ===========
Per share statistics*
   Basic EPS                                                                    $  .66                   $  .53
   Diluted EPS                                                                  $  .66                   $  .53
   Dividends                                                                    $  .20                   $  .20

*Based on 1,565,203 average shares outstanding during the period ended March 31, 2000 and 1,562,768 average shares outstanding during the period ended March 31, 1999
See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                        Unearned      Accumulated Other
                                                                                       Management      Comprehensive
                                                         Common        Retained        Retention       Income (loss)
                                                         Stock         Earnings           Plan                              Total
                                                         -----         --------           ----         -------------        -----
Balances at December 31, 1998                          $4,821,775      18,728,787       (66,220)          12,191         23,496,533
Net income                                                                827,177                                           827,177
Change in unrealized gain (loss) on debt securities
   available for sale, net of tax effect                                                                 (58,995)           (58,995)
                                                                                                                           --------
Total comprehensive income                                                                                                  768,182
Cash dividends (20(cent)per share)                                       (312,552)                                         (312,552)
                                                       ----------       ---------        ------           ------          ---------

Balances at March 31, 1999                             $4,821,775      19,243,412       (66,220)         (46,804)        23,952,163
                                                       ==========      ==========        ======           ======         ==========

See notes to interim consolidated financial statements

                                                                                        Unearned        Accumulated
                                                                                       Management         Other
                                                         Common        Retained        Retention       Comprehensive
                                                         Stock         Earnings           Plan         Income (loss)        Total
                                                         -----         --------           ----         -------------        -----

Balances at December 31, 1999                          $4,919,280      20,723,357      (139,597)        (191,394)        25,311,646
Net income                                                              1,029,652                                         1,029,652
Change in unrealized gain (loss) on debt securities
   available for sale, net of tax effect                                                                   3,136              3,136
                                                                                                                              -----
Total comprehensive income                                                                                                1,032,788
Amortization  of management retention plan                                               12,012                              12,012
Cash dividends (20(cent)per share)                                       (313,040)                                         (313,040)
                                                       ----------         -------        ------          -------            -------

Balances at March 31, 2000                             $4,919,280      21,439,969      (127,585)        (188,258)        26,043,406
                                                       ==========      ==========       =======          =======         ==========

See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
-------------------------------------
Unaudited                                                                              Three months ended March 31
                                                                                         2000              1999
                                                                                         ----              ----
Cash flows from operating activities:
   Net income                                                                     $ 1,029,652       $   827,177
   Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses                                                       300,000           210,000
      Depreciation and amortization                                                   232,905           127,371
      Net amortization on investment securities                                        18,011            20,284
      Earned portion of management retention plan                                      12,012                 0
      Loss on disposal of equipment                                                         0            18,359
      Gain on sale of loans                                                           (16,243)          (59,479)
      Proceeds from sale of loans                                                   1,742,099         3,916,581
      Origination of loans held for sale                                           (2,177,816)       (4,787,150)
      Increase in accrued interest income and other assets                           (555,910)         (491,642)
      Increase in accrued interest, taxes, and other liabilities                      479,059           533,059
                                                                                      -------           -------
         Net cash provided by operating activities                                  1,063,769           314,560
                                                                                    ---------           -------
Cash flows from investing activities:
   Purchases of available for sale securities                                      (4,981,923)      (11,016,013)
   Proceeds  from maturities and calls of available for sale securities             5,000,000         1,000,000
   Purchases of held to maturity securities                                          (725,571)         (710,071)
   Proceeds from maturities and calls of held to maturity securities                        0         3,075,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                  60,025           179,151
   Net increase in loans                                                          (12,415,519)       (7,029,092)
   Capital expenditures                                                               (54,920)         (459,541)
                                                                                     --------         ---------
         Net cash used in investing activities                                    (13,117,908)      (14,960,566)
                                                                                 ------------      ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                             (5,124,099)        6,728,381
   Net increase in borrowings                                                       4,815,000                 0
   Dividends paid                                                                    (313,040)         (312,553)
                                                                                    ---------         ---------
         Net cash provided by (used in) financing activities                         (622,139)        6,415,828
                                                                                    ---------         ---------

Net decrease in cash and cash equivalents                                         (12,676,278)       (8,230,178)

Cash and cash equivalents at beginning of year                                     24,414,282        31,238,662
                                                                                   ----------        ----------

Cash and cash equivalents at end of period                                        $11,738,004       $23,008,484
                                                                                  ===========       ===========
Supplemental disclosures:
   Interest paid                                                                  $ 2,173,071       $ 1,892,247
   Loans charged off                                                                   56,592            75,793

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2000, and consolidated results of operations for the three months ended March 31, 2000 and 1999 and consolidated cash flows for the three months ended March 31, 2000 and 1999.

2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 1999 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $941,000 at March 31, 2000 and $177,000 at December 31, 1999. (See Management's Discussion and Analysis of financial condition and results of operations).

6. Basic EPS is computed by dividing net income by the weighted average common shares outstanding.

                                                                First Quarter
                                                        2000                   1999
                                                        ----                   ----
Net income                                           1,029,652               $827,177

Shares outstanding (basic)                           1,565,203              1,562,768
Diluted shares                                               0                      0
                                                     ---------              ---------
   Shares outstanding  (diluted)                     1,565,203              1,562,768
Earnings per share:
   Basic EPS                                              $.66                   $.53
   Diluted EPS                                            $.66                   $.53

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months ended March 31, 2000 and 1999, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings (in thousands                                First Quarter
except per share data)                             2000           1999
                                                   ----           ----
Net income                                        $1,030         $ 827

Net Income per Share                              66(cents)      53(cents)

The Company's earnings increased $203,000 (25%) for the three months ended March 31, 2000 compared to the same period of the prior year. Net income was $827,000 in 1999 and $947,000 in 1998. First quarter 1999 income was hampered by costs related to converting to a new computer system and Year 2000 testing. In 2000 net interest income increased $455,000 as a result of growth in earning assets the Company has experienced as well as a 21 basis point increase in the tax equivalent interest margin. Additionally, non-interest income improved $161,000 in 2000. Non-interest expense increased $229,000 compared to the previous year.

Net Interest Income                                       First Quarter
(in thousands)                                      2000               1999
                                                    ----               ----
Interest Income                                    $5,854              $5,086
Interest Expense                                    2,250               1,937
                                                   ------               -----
Net Interest Income                               $ 3,604              $3,149

The following table illustrates some of the factors contributing to the increase in net interest income for the first quarter.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             March 31, 2000 and 1999

                                                 ---------------First Quarter Averages----------------
                                                       2000                                    1999
                                                       ----                                    ----
                                      Average                                   Average
                                      Balance       Interest        Rate        Balance         Interest        Rate
                                      -------       --------        ----        -------         --------        ----
Assets:
Short term investments              $    3,971     $    54.8        5.46%       $ 17,577        $  204.8        4.66%
Securities:  Taxable                    35,960         304.8        5.26%         26,728           340.7        5.17%
             Tax-exempt(1)              17,969         471.2        6.78%         16,465           288.8        7.02%
Loans(2)(3)                            217,166       5,133.7        9.38%        186,250         4,283.6        9.22%
                                    ----------      --------                    --------        --------
Total earning assets/total
interest income                        275,066      $5,964.5        8.62%        247,020        $5,117.9        8.31%
                                                    --------                                    --------
Cash & due from banks                   10,232                                    12,220
All other assets                        16,529                                    14,364
Allowance for loan loss                 (4,589)                                   (4,040)
                                    ----------                                  --------
   Total assets                       $297,238                                  $269,564
                                    ==========                                  ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                $121,957       $ 860.3        2.83%       $106,485        $  713.4        2.72%
Time                                    97,997       1,343.8        5.50%         91,347         1,223.4        5.43%
Fed funds purchased                        739           8.6        4.63%              0               0
FHLB notes                               2,076          37.6        7.15%             63              .7        4.43%
                                    ----------      --------                    --------        --------
Total interest bearing
liabilities/total interest expense     222,769      $2,250.3        4.05%        197,895        $1,937.5        3.97%
                                                    --------                                    --------
Non-interest bearing deposits           45,572                                    46,444
All other liabilities                    2,758                                     2,087
Shareholders' Equity                    26,139                                    23,138
                                    ----------                                  --------
Total liabilities and
   shareholders' equity               $297,238                                  $269,564
                                    ==========                                  ========
Interest spread                                                     4.57%                                       4.34%
                                                                    =====                                       =====
Net interest income-FTE                            $ 3,714.2                                   $ 3,180.4
                                                   =========                                   =========
Net interest margin                                                 5.34%                                       5.13%
                                                                    =====                                       =====

    (1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
    (2) For purposes of the computation above, non-accrual loans are included in the average daily loan balances.
    (3) Interest on loans includes origination fees totaling $148,000 in 2000 and $129,000 in 1999.


Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $847,000 in the first quarter of 2000 compared to that of 1999. The increase was due to both growth in the Bank's earning assets and an increase of 31 basis points in the rate earned on these assets.

The first quarter average balance in loans increased 17% to $217,000,000. The rate earned on loans increased 16 basis points primarily due to increases in the Bank's prime lending rate. The growth in the loan portfolio was primarily in commercial loans which increased 21% on average. Average consumer loans increased 9% while mortgage loans declined 6%. The Bank's resources in the loan department are primarily deployed making commercial loans. Contributing to the lack of growth in the mortgage portfolio is the Bank's policy of selling fixed rate mortgage loans. During the first quarter, the Bank sold nearly $1,000,000 mortgage loans to the secondary market.

In the first quarter, tax equivalent income on short and long term investments decreased slightly because the average balance decreased $2,870,000 although the rate earned increased 22 basis points. Deposits are down approximately $5,000,000 from year end and loan demand has been strong, resulting in a decline in short term investments. In 1999 the Company stayed more liquid anticipating some first quarter deposit run off which did not materialize. The increase in yield on investments is the result of fewer dollars in short term investments which have a lower yield and because of a general increase in rates which has enabled the Company to reinvest maturing government bonds at improved yields.

Interest Bearing Liabilities/Interest Expense
In the first quarter of 2000, interest expense increased approximately $313,000 due to an increase in average balances of approximately $25,000,000 and an increase in rates of 8 basis points. Savings and NOW interest expense increased $147,000 because average balances increased $15,000,000 (15%) and rates increased 11 basis points. Interest on time deposits increased $120,000 in 2000 over the prior year. Balances increased $7,000,000 (7%) and the rate paid on time deposits increased 7 basis points in the first quarter of 2000 compared to that of 1999. The deposit growth, compared to the first quarter of 1999, was principally the result of the Bank's marketing efforts to increase its share of Livingston County deposits.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a 15% liquidity ratio. As of March 31, the Bank's liquidity ratio was 16.55%.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to approximately $21,500,000 at March 31, 2000 compared to $22,400,000 at December 31, 1999, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds Sold balance sufficient to cover required cash draws. From time to time the Bank will borrow Fed Funds from a correspondent bank. In addition, the Bank has a $13,000,000 line available at the FHLB and the Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. In addition, management may look to " available for sale" securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity
-------------------------
(dollars in thousands)                             0-3            4-12          1-5            5+
                                                  Months         Months         Years         Years          Total
                                                  ------         ------         -----         -----          -----
Assets:
   Loans..............................           $70,029        $32,289       $108,705       $12,475       $223,498
   Securities.........................             7,564         16,937         15,378        11,353         51,232
   Short term investments.............               111                                                        111
   Other assets.......................                                                        22,481         22,481
                                                 -------        -------       --------        ------         ------
      Total assets....................           $77,704        $49,226       $124,083       $46,309       $297,322

Liabilities & Shareholders' Equity:
   Demand, Savings & NOW..............           $53,532        $16,489        $63,127       $32,454       $165,602
   Time...............................            18,958         65,822         13,174           511         98,465
   Other borrowings                                1,815                                       3,000          4,815
   Other liabilities and equity.......            ______         ______         ______        28,440         28,440
                                                                                              ------         ------
      Total liabilities and equity....           $74,306        $82,311        $76,301       $64,405       $297,322

Rate sensitivity gap and ratios:
   Gap for period.....................            $3,398       ($33,085)       $47,782      $(18,096)
   Cumulative gap.....................             3,398        (29,687)        18,096

Cumulative rate sensitive ratio.......              1.05            .81           1.08          1.00
Dec. 31, 1999 rate sensitive ratio....              1.06            .94           1.08          1.00

Given the liability sensitive position of the Bank at March 31, 2000, if interest rates increase 200 basis points and management did not respond, management estimates that annualized net interest income would decrease approximately $300,000, while a similar decrease in rates would cause net interest income to increase by a like amount. As noted above, the entire balance of savings, NOW and MMDAs is not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                      First Quarter
-------------------------                    2000         1999
(in thousands)                               ----         ----
         Total                               $300         $210
                                             ====         ====

The provision for loan losses increased $90,000 in the first quarter of 2000 compared to the prior year. The increase was deemed appropriate principally due to the large increase in commercial loans, a greater amount of large loans, and an increase in new borrower relationships. As these factors could increase risk in the loan portfolio, management determined that an increase in the provision was prudent. In March of 2000, the allowance for loan loss as a percent of loans was 2.14%, consistent with 2.13% a year earlier, and 2.13% at December 31, 1999. For the first three months of 2000, the Bank had net charge offs of $24,000, compared with net charge offs of $54,000 last year. Non-accrual, past due 90 days, and renegotiated loans totaled .42% and 1.35% of total loans outstanding at March 31, 2000 and 1999 respectively and .08% of total loans at December 31, 1999.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $4,700,000 at March 31, 2000, compared to $3,400,000 at December 31, 1999, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $3,900,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. One of the loans, for $2,400,000, is current and making regular payments, however the cash generated solely by the business is currently not adequate to cover debt service.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,200,000 at March 31, 2000.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at March 31, 2000 compared to December 31, 1999. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection.

Nonperforming Assets                                   Quarter Ended                    Year Ended
---------------------
(in thousands)                                                March 31, 2000       December 31, 1999
                                                              --------------       -----------------
Non-accrual loans                                                 $    941             $   173
90 days or more past due and still accruing                              0                   4
                                                                  --------             -------
         Total nonperforming loans                                     941                 177
Other real estate                                                        0                   0
                                                                  --------             -------
         Total nonperforming assets                               $    941             $   177

Nonperforming loans as a percent of total loans                       .42%                .08%
Nonperforming assets as a percent of total loans                      .42%                .08%
Loan loss reserve as a percent of nonperforming loans                 506%               2533%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 2000 and 1999.

                                                                       Year to date           Year to date
Loans:                                                                March 31, 2000         March 31, 1999
                                                                      --------------         --------------
   (dollars in thousands)
   Average daily balance of loans for the year to date                    217,011                187,697

   Amount of loans, net of unearned income,
   outstanding at the end of the quarter                                  222,794                192,924

Allowance for loan losses:
   Balance at beginning of year                                             4,483                  3,958

   Loans charged off:
      Real Estate Mortgage                                                      0                      0

      Commercial                                                               32                     41

      Consumer                                                                 24                     35
                                                                               --                     --
         Total charge-offs                                                     56                     76

   Recoveries of loans previously charged off:
      Real Estate Mortgage                                                      0                      0
      Commercial                                                               17                      2
      Consumer                                                                 15                     20
                                                                               --                     --
         Total recoveries                                                      32                     22

Net loans charged off                                                          24                     54
Additions to allowance charged to operations                                  300                    210
                                                                              ---                    ---
         Balance at end of quarter                                         $4,759                 $4,114

Ratios:
  Net loans charged off (annualized) to average
  loans outstanding                                                           .04%                   .12%
  Allowance for loan losses to loans outstanding                             2.14%                  2.13%

Non-interest Income                                              First Quarter
(in thousands)                                                2000          1999
                                                              ----          ----
Total                                                         $517          $356
                                                              ====          ====

Non-interest income, which includes service charges on deposit and loan accounts, trust fees, other operating income, and gain (loss) on sale of assets, increased by approximately $161,000 (45%) in the first quarter of 2000 compared to the same period in the previous year. In 1998 first quarter non-interest income was $448,000. The increase in non-interest income was primarily due to a $185,000 increase in service charge income. In the first quarter of 1999 service charge income was uncharacteristicall low due to computer conversion related problems. Conversion issues have been resolved and first quarter 2000 service charge income has returned to normalized levels.

Non-interest Expense                                            First Quarter
(in thousands)                                               2000          1999
                                                             ----          ----
Total                                                        $2,380       $2,151
                                                             ======       ======

Non-interest expense increased $229,000 (11%) in the first quarter of 2000 compared to the same period last year. Contributing to this increase were increases of $189,000 (16%) in salaries and benefits, $24,000 (17%) in occupancy expense, and $117,000 (100%) in equipment expense. There was an $88,000 (10%) increase in salary expense due to normal increases, adjustments made to wage bands in February 1999, and staffing of a new branch in Brighton. Benefits increased $101,000 (35%) due to increases in th cost of health insurance and profit sharing accruals. Occupancy expense increased due to costs related to the new branch office. Equipment expense increased due to the increased cost of depreciation on equipment purchased. Equipment purchases were necessary both for the new branch and to improve efficiency.

Income Tax Expense                                                First Quarter
(in thousands)                                                  2000         1999
                                                                ----         ----
         Total                                                  $411         $317
                                                                ====         ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                           March 31, 2000                        December 31, 1999
-------                                         ------------------                     -----------------
Shareholders' Equity*                                $26,232                                 $25,503
Ratio of Equity to Total Assets                       8.82%                                   8.60%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($188,000) at March 31, 2000 and ($191,000) at December 31, 1999.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $729,000 (3%) during the first three months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $313,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital.

The Bank's Tier 1 risk-based capital ratio at March 31, 2000 was 9.84%, and total risk-based capital was 11.08%. At March 31, 1999 these ratios were 9.11% and 10.36% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 7.78% at March 31, 2000 and 7.24% in 1999. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999 a new branch of the Bank was built on land valued at approximately $800,000. The Company currently is attempting to sell the remaining acreage which is not needed for the branch. Improvements needed to enhance the salability of the property are not expected to exceed $200,000.

The Company also owns two other branch sites, one in Howell which cost approximately $250,000 and one in Hamburg which cost approximately $330,000. Building of these branches is expected to be financed from internally generated funds. The Company does not expect to develop the land this year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk There has been no material change in the market risk faced by the Company since December 31, 1999 other than previously discussed.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
       There are none applicable.

(b)  Reports on Form 8-K:
       There were no reports on Form 8-K filed during the first quarter of 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer



                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Secretary/Treasurer


DATE:  May 11, 2000