Form 10-Q
period 2000-06-30
FNBH BANCORP INC
filed 2000-08-11
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,565,203 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 2000.

                                      INDEX


                                                                           Page
                                                                          Number
Part I.  Financial Information (unaudited):

         Item 1.
         Interim Financial Statements:
         Consolidated Balance Sheet as of June 30, 2000 and Dec. 31, 1999......4
         Consolidated Statements of Income, three months ended
         June 30, 2000 and 1999, and six months ended  June 30, 2000 and 1999..............................................................5
         Consolidated Statement of Stockholders' Equity and Comprehensive
         Income for three months ended June 30, 2000 and 1999..................6
         Consolidated Statement of Stockholders' Equity and Comprehensive
         Income for six months ended June 30, 2000 and 1999....................7
         Consolidated Statements of Cash Flows for six months ended
         June 30, 2000 and 1999................................................8
         Notes to Interim Consolidated Financial Statements....................9

         Item 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................10

         Item 3.
         Quantitative and Qualitative Disclosures about Market Risk...........20

Part II. Other Information

         Item 4...............................................................20

         Item 6...............................................................21

         Signatures...........................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)                                             June 30       December 31
---------------------------                                                            2000              1999
Assets                                                                                 ----              ----
Cash and due from banks                                                          $13,243,306    $ 12,113,652
Short term investments                                                               112,825      12,300,630
   Total cash and cash equivalents                                                13,356,131      24,414,282

Investment securities held to maturity, net (fair value of $18,699,000
   at June 30, 2000 and $17,650,000 at Dec. 31, 1999)                             18,897,623      17,709,401
Investment securities available for sale, at fair value                           27,593,410      32,554,004
Mortgage-backed securities held to maturity, net (fair value of
   $823,000 at June 30, 2000 and $330,000 at Dec. 31, 1999)                          826,120         334,451
                                                                                     -------         -------
      Total investment securities                                                 47,317,153      50,597,856

Loans:
   Commercial                                                                    190,229,101     163,469,045
   Consumer                                                                       29,033,510      24,826,156
   Real estate mortgages                                                          24,764,255      22,360,282
                                                                                  ----------      ----------
      Total loans                                                                244,026,866     210,655,483
   Less unearned income                                                              816,919         703,849
   Less allowance for loan losses                                                  4,854,012       4,483,283
                                                                                   ---------       ---------
      Net loans                                                                  238,355,935     205,468,351

Premises and equipment - net                                                       8,631,460       9,009,661
Land available for sale - net                                                      2,780,290       2,835,290
Accrued interest and other assets                                                  4,310,782       4,093,780
                                                                                   ---------       ---------
      Total assets                                                              $314,751,751    $296,419,220
                                                                                ============    ============
Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 54,393,455    $ 47,980,695
   NOW                                                                            28,525,550      34,645,921
   Savings and money market                                                       90,386,918      89,862,739
   Time                                                                          103,125,982      96,701,098
                                                                                 -----------      ----------
      Total deposits                                                             276,431,905     269,190,453

Short term borrowing                                                               2,850,000               0
Notes payable                                                                      6,000,000               0
Accrued interest, taxes, and other liabilities                                     2,446,176       1,917,121
                                                                                   ---------       ---------
      Total liabilities                                                          287,728,081     271,107,574

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,565,203
shares issued and outstanding at June 30, 2000 and Dec. 31, 1999                   4,919,280       4,919,280
Retained earnings                                                                 22,367,336      20,723,357
Unearned management retention plan                                                  (118,576)       (139,597)
Accumulated other comprehensive loss, net                                           (144,370)       (191,394)
                                                                                   ---------       ---------
      Total stockholders' equity                                                  27,023,670      25,311,646
      Total liabilities and stockholders' equity                                $314,751,751    $296,419,220
                                                                                ============    ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
---------------------------------                            Three Months Ended June         Six Months Ended June
Unaudited                                                         2000          1999            2000          1999
                                                                  ----          ----            ----          ----
Interest income:
   Interest and fees on loans                                $5,635,956    $4,437,173     $10,742,895    $8,770,045
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       388,893       358,103         844,212       686,020
      Obligations of state and political subdivisions           228,647       204,757         449,434       412,500
      Other securities                                           18,443        16,687          34,311        29,771
   Interest on short term investments                            30,425       115,580          85,227       320,391
                                                                 ------       -------          ------       -------
      Total interest income                                   6,302,364     5,132,300      12,156,079    10,218,727
                                                              ---------     ---------      ----------    ----------
Interest expense:
   Interest on deposits                                       2,265,152     1,951,423       4,469,216     3,888,173
   Other interest expense                                       111,515           203         157,707           904
                                                                -------           ---         -------           ---
      Total interest expense                                  2,376,667     1,951,626       4,626,923     3,889,077
                                                              ---------     ---------       ---------     ---------
      Net interest income                                     3,925,697     3,180,674       7,529,156     6,329,650

Provision for loan losses                                       300,000       210,000         600,000       420,000
                                                                -------       -------         -------       -------
      Net interest income after provision for loan losses     3,625,697     2,970,674       6,929,156     5,909,650
                                                              ---------     ---------       ---------     ---------
Non-interest income:
   Service charges                                              543,076       527,354         994,848       794,692
   Gain (loss) on sale of loans                                  17,751       (49,417)         33,994        10,062
   Trust income                                                  47,364        33,667          91,659        67,954
   Other                                                          6,714        31,517          11,061        26,643
                                                                  -----        ------          ------        ------
      Total non-interest income                                 614,905       543,121       1,131,562       899,351
                                                                -------       -------       ---------       -------
Non-interest expense:
   Salaries and employee benefits                             1,322,489     1,161,980       2,671,116     2,321,422
   Net occupancy                                                174,400       181,316         364,210       347,369
   Equipment expense                                            229,461       185,695         461,960       300,774
   Fees                                                          96,810       111,339         159,773       259,444
   Printing and supplies                                         66,172        80,075         128,396       143,675
   Michigan Single Business Tax                                  60,300        47,300         120,500        98,900
   Other                                                        535,562       579,818         958,903     1,026,968
                                                                -------       -------         -------     ---------
      Total non-interest expense                              2,485,194     2,347,523       4,864,858     4,498,552
                                                              ---------     ---------       ---------     ---------

Income before federal income taxes                            1,755,408     1,166,272       3,195,860     2,310,449

Federal income taxes                                            515,000       343,900         925,800       660,900
                                                                -------       -------         -------       -------
      Net income                                             $1,240,408      $822,372      $2,270,060    $1,649,549
                                                             ==========      ========      ==========    ==========
Per share statistics*
   Basic EPS                                                       $.79          $.53           $1.45         $1.06
   Diluted EPS                                                     $.79          $.53           $1.45         $1.06
   Dividends                                                       $.20          $.20            $.40          $.40

*Based on 1,565,203 average shares outstanding during the period ended June 30, 2000 and 1,562,768 average shares outstanding during the period ended June 30, 1999.
See notes to interim consolidated financial statements.

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained      Retention       Comprehensive
                                                           Stock        Earnings         Plan         Income (loss)        Total
                                                           -----        --------         ----         -------------        -----
Balances at March 31, 1999                                $4,821,775    19,243,412     (66,220)          (46,804)        23,952,163
Net income                                                                 822,372                                          822,372
Change in unrealized loss on debt securities
   available for sale, net of tax effect                                                                (123,158)          (123,158)
                                                                                                                          ---------
Total comprehensive income                                                                                                  699,214
Shares issued for employee awards                                105                                                            105
Cash dividends (20(cent)per share)                                        (312,553)                                        (312,553)
                                                          ----------    ----------     -------         ---------         ----------
Balances at June 30, 1999                                 $4,821,880    19,753,231     (66,220)         (169,962)        24,338,929
                                                          ==========    ==========     =======         =========         ==========

See notes to interim consolidated financial statements

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained    Retention Plan    Comprehensive
                                                           Stock        Earnings                      Income (loss)        Total
                                                           -----        --------    --------------    -------------        -----
Balances at March 31, 2000                                $4,919,280    21,439,969    (127,585)         (188,258)        26,043,406
Net income                                                               1,240,408                                        1,240,408
Change in unrealized loss on debt
securities                                                                                                43,888             43,888
                                                                                                                             ------
available for sale, net of tax effect
Total comprehensive income                                                                                                1,284,296
Amortization of management retention plan                                                9,009                                9,009
Cash dividends (20(cent)per share)                                        (313,041)                                        (313,041)
                                                          ----------    ----------    --------         ---------         ----------
Balances at June 30, 2000                                 $4,919,280    22,367,336    (118,576)         (144,370)        27,023,670
                                                          ==========    ==========    ========         =========         ==========

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained      Retention       Comprehensive
                                                           Stock        Earnings         Plan         Income (loss)        Total
                                                           -----        --------         ----         -------------        -----
Balances at December 31, 1998                             $4,821,775    18,728,787      (66,220)        12,191           23,496,533
Net income                                                               1,649,549                                        1,649,549
Change in unrealized gain (loss) on debt securities
   available for sale, net of tax effect                                                              (182,153)            (182,153)
                                                                                                                          ---------
Total comprehensive income                                                                                                1,467,396
Shares issued for employee awards                                105                                                            105
Cash dividends (40(cent)per share)                                        (625,105)                                        (625,105)
                                                          ----------    ----------      -------       --------           ----------
Balances at June 30, 1999                                 $4,821,880    19,753,231      (66,220)      (169,962)          24,338,929
                                                          ==========    ==========      =======       ========           ==========

See notes to interim consolidated financial statements

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained    Retention Plan    Comprehensive
                                                           Stock        Earnings                      Income (loss)        Total
                                                           -----        --------    --------------    -------------        -----
Balances at December 31, 1999                             $4,919,280    20,723,357     (139,597)      (191,394)          25,311,646
Net income                                                               2,270,060                                        2,270,060
Change in unrealized loss on debt
securities                                                                                              47,024               47,024
                                                                                                                             ------
available for sale, net of tax effect
Total comprehensive income                                                                                                2,317,084
Amortization of management retention plan                                                21,021                              21,021
Cash dividends (40(cent)per share)                                        (626,081)                                        (626,081)
                                                          ---------     ----------     --------       --------           ----------
Balances at June 30, 2000                                 $4,919,280    22,367,336     (118,576)      (144,370)          27,023,670
                                                          ==========    ==========     ========       ========           ==========

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                         Six months ended June 30
                                                                                        2000            1999
                                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                     $2,270,060     $ 1,649,549
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      600,000         420,000
      Depreciation and amortization                                                  468,565         319,100
      Net amortization on investment securities                                       25,202          42,615
      Earned portion of management retention plan                                     21,021               0
      Loss on disposal of equipment                                                        0          18,360
      Gain on sale of loans                                                          (33,994)        (10,062)
      Proceeds from sale of loans                                                  2,719,233       8,244,550
      Origination of loans held for sale                                          (3,068,216)     (9,086,850)
      Increase in accrued interest income and other assets                          (162,002)       (384,796)
      Increase in accrued interest, taxes, and other liabilities                     504,855          80,413
                                                                                     -------          ------
         Net cash provided by operating activities                                 3,344,724       1,292,879
                                                                                   ---------       ---------
Cash flows from investing activities:
   Purchases of available for sale securities                                     (5,982,298)    (14,167,570)
   Proceeds  from maturities and calls of available for sale securities           11,000,000       2,000,000
   Purchases of held to maturity securities                                       (2,496,205)     (1,587,420)
   Proceeds from maturities and calls of held to maturity securities                 605,000       3,868,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                200,228         277,040
   Net increase in loans                                                         (33,104,607)    (14,793,481)
   Capital expenditures                                                              (90,364)     (1,359,545)
                                                                                    --------     -----------
         Net cash used in investing activities                                   (29,868,246)    (25,762,976)
                                                                                ------------    ------------
Cash flows from financing activities:
   Net increase in deposits                                                        7,241,452      14,287,097
   Net increase in borrowings                                                      8,850,000               0
   Dividends paid                                                                   (626,081)       (625,105)
                                                                                   ---------       ---------
         Net cash provided by financing activities                                15,465,371      13,661,992
                                                                                  ----------      ----------

Net decrease in cash and cash equivalents                                        (11,058,151)    (10,808,105)

Cash and cash equivalents at beginning of year                                    24,414,282      31,238,662
                                                                                  ----------      ----------
Cash and cash equivalents at end of period                                       $13,356,131     $20,430,557
                                                                                 ===========     ===========
Supplemental disclosures:
   Interest paid                                                                 $ 4,671,297     $ 4,000,724
   Federal income taxes paid                                                         850,000         752,000
   Loans charged off                                                                 268,947         233,386

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2000, and consolidated results of operations for the three months and six months ended June 30, 2000 and 1999 and consolidated cash flows for the six months ended June 30, 2000 and 1999.

2. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the 1999 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,680,000 at June 30, 2000, $2,115,000 at June 30, 1999, and $177,000 at December 31, 1999. (See Management's Discussion and Analysis of financial condition and results of operations).

6. Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

                                                   Second Quarter                     Year to Date
                                                       2000            1999             2000            1999
                                                       ----            ----             ----            ----
Net income                                       $1,240,408        $822,372       $2,270,060      $1,649,549

Shares outstanding (basic)                        1,565,203       1,562,768        1,565,203       1,562,768
Dilutive shares                                           0               0                0               0
                                                  ---------       ---------        ---------       ---------
   Shares outstanding (diluted)                   1,565,203       1,562,768        1,565,203       1,562,768
Earnings per share:
   Basic EPS                                           $.79            $.53            $1.45           $1.06
   Diluted EPS                                         $.79            $.53            $1.45           $1.06

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

This report includes certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in business areas in which FNBH Bancorp, Inc. (the Company) operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, acquisitions and integration of acquired businesses.

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 2000 and 1999, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                       Second Quarter                              Year-to-Date
except per share data)                      2000         1999                            2000      1999
                                            ----         ----                            ----      ----
Net income                                 $1,240         $822                         $2,270     $1,650
Net Income per Share                        $ .79        $ .53                          $1.45      $1.06

Net income for the three months ended June 30, 2000 increased approximately $418,000 (51%) from that reported for the same period last year. Second quarter 1999 income was hampered by costs related to a computer conversion. Contributing to the increased earnings in the second quarter of 2000 were increases of $745,000 (23%) in net interest income and $72,000 (13%) in non-interest income. The increase in net interest income was the result of overall growth in the Bank's net interest earning assets as well as a 32 basis point increase in the tax equivalent interest margin. Partially offsetting these favorable occurrences were increases in the loan loss provision of $90,000 (43%), non-interest expense of $137,000 (6%), and the federal tax provision of $171,000 (50%).

Net income for the first half of the year increased $620,000 (38%) compared to the same period last year. Earnings in the first half of 1999 were hindered by computer conversion costs as well as those related to Year 2000 testing which were primarily incurred in the first quarter of the year. Contributing to 2000 earnings were an increase of $1,199,000 (19%) in net interest income and $233,000 (26%) in non-interest income. Partially offsetting these increases were increases in expenses of $366,000 (8%) in non-interest expense, $180,000 (43%) in the loan loss provision, and $265,000 (40%) in federal tax accruals.

Net Interest Income                                  Second Quarter                          Year-to-Date
(in thousands)                                      2000         1999                     2000        1999
                                                    ----         ----                     ----        ----
Interest Income                                   $6,302       $5,132                   $12,156      $10,219
Interest Expense                                   2,376        1,951                     4,627        3,889
                                                  ------        -----                     -----        -----
Net Interest Income                              $ 3,926       $3,181                    $7,529       $6,330

The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             June 30, 2000 and 1999

                                               ---------------Second Quarter Averages----------------
                                                      2000                                1999
                                                      ----                                ----
                                         Average                              Average
                                         Balance     Interest     Rate        Balance     Interest      Rate
                                         -------     --------     ----        -------     --------      ----
Assets:
Short term investments                   $ 1,862       $ 30.4     6.46%      $ 10,061      $ 114.8      4.52%
Securities:  Taxable                      30,048        407.4     5.42%        29,821        375.8      5.04%
             Tax-exempt(1)                18,559        314.6     6.78%        16,487        285.0      6.91%
Loans(2)(3)                              233,139      5,673.6     9.63%       196,213      4,497.0      9.07%
                                        --------     --------                --------     --------
Total earning assets/total
interest income                          283,608     $6,426.0     8.97%       252,582     $5,272.6      8.27%
                                                     --------                             --------
Cash & due from banks                     11,877                               11,285
All other assets                          16,091                               14,750
Allowance for loan loss                   (4,867)                              (4,201)
                                        --------                             --------
   Total assets                         $306,709                             $274,416
                                        ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $120,168      $ 854.7     2.85%     $ 105,078      $ 692.7      2.64%
Time                                      99,901      1,410.5     5.66%        94,108      1,258.7             5.36%
Fed funds purchased                          597         11.5     7.61%            11           .2      7.23%
FHLB Notes                                 5,433        100.0     7.28%             0            0
                                           -----        -----                   -----        -----
Total interest bearing
liabilities/total interest expense       226,099    $ 2,376.7     4.21%       199,197     $1,951.6      3.93%
                                                    ---------                             --------
Non-interest bearing deposits             51,329                               48,806
All other liabilities                      2,589                                2,164
Stockholders' Equity                      26,692                               24,249
                                         -------                              -------
Total liabilities and
   shareholders' equity                 $306,709                             $274,416
                                        ========                             --------
Interest spread                                                   4.76%                                 4.34%
                                                                  =====                                 =====
Net interest income-FTE                             $ 4,049.3                            $ 3,321.0
                                                    =========                            =========
Net interest margin                                               5.62%                                 5.17%
                                                                  =====                                 =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $177,000 in 2000 and $139,000 in 1999.

                                              ----------------Year to Date Averages-----------------
                                                        2000                              1999
                                                        ----                              ----
                                        Average                               Average
                                        Balance       Interest     Rate       Balance     Interest      Rate
                                        -------       --------     ----       -------     --------      ----
Assets:
Short term investments                  $ 2,915        $  85.2    5.78%      $ 13,694      $ 319.6     4.64%
Securities:  Taxable                     33,008          878.5    5.34%        28,273        716.5     5.11%
             Tax-exempt (1)              18,263          619.4    6.78%        16,475        573.8     6.97%
Loans(2)(3)                             225,192       10,807.4    9.51%       190,346      8,780.6     9.19%
                                        -------       --------                -------     --------
Total earning assets/total
interest income                         279,378     $ 12,390.5    8.80%       248,788    $10,390.5     8.33%
                                                    ----------                           ---------
Cash & due from banks                    11,060                                12,299
All other assets                         16,220                                15,593
Allowance for loan loss                 (4,728)                               (4,121)
   Total assets                        $301,930                              $272,559
                                       ========                              ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $121,067      $ 1,714.9    2.84%      $105,773    $ 1,406.1     2.68%
Time                                     98,938        2,754.3    5.58%        92,734      2,482.1     5.40%
Purchased funds                             667           20.1    5.97%            37           .9     4.86%
FHLB Notes                                3,775          137.6    7.21%             0            0
                                          -----          -----                  -----        -----
Total interest bearing
liabilities/total interest expense      224,447      $ 4,626.9    4.13%       198,544     $3,889.1     3.95%
                                                     ---------                            --------
Non-interest bearing deposits            48,507                                48,154
All other liabilities                     2,755                                 1,924
Stockholders' Equity                     26,221                                23,937
                                        -------                               -------
Total liabilities and
  shareholders' equity                 $301,930                             $ 272,559
                                       ========                             =========
Interest spread                                                   4.67%                                4.38%
                                                                  =====                                =====
Net interest income-FTE                               $7,763.6                            $6,501.4
                                                      ========                            ========
Net interest margin                                               5.48%                                5.18%
                                                                  =====                                =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $325,000 in 2000 and $268,000 in 1999.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $1,153,000 in the second quarter of 2000 compared to that of 1999. A $37,000,000 (19%) growth in average loan balances accompanied by a 56 basis point increase in interest yields on those loans generated the net interest income growth.

In the second quarter,  tax equivalent income on short and long term investments
decreased   approximately   $23,000  because  the  average  balances   decreased
$6,000,000 although the rate earned increased 46 basis points.

For the first half of the year, tax equivalent interest income increased $2,000,000. Loan interest income increased $2,027,000, with average balances up $35,000,000 (18%) and yields up 32 basis points. The growth in the loan portfolio was primarily in commercial loans which increased $31,500,000 (18%) on average, while consumer loans increased $3,600,000 (15%) and mortgage loans decreased $900,000. The Bank's resources in the loan department are primarily deployed making commercial loans. Contributing to the lack of growth in the mortgage loan portfolio is the Bank's policy of selling fixed rate mortgage loans. Additionally, higher interest rates have dampened demand. The Bank sold approximately $1,900,000 mortgage loans to the secondary market during the first half of 2000, compared to $7,700,000 in the first half of 1999.

For the first six months of the year, income on short and long term investments decreased $27,000 from that earned the prior year due to a $4,300,000 decrease in average balances although the yields increased by 33 basis points.

Interest Bearing Liabilities/Interest Expense
In the second quarter of 2000, interest expense increased $425,000 due to an increase in average balances of $26,900,000 and in the interest rate paid by 28 basis points. Savings and NOW interest expense increased $162,000 because balances increased $15,000,000 and rates increased 21 basis points. Interest on time deposits increased $152,000 in the second quarter of 2000 over the prior year. Balances increased $5,800,000 and the rate paid increased 30 basis points compared to that of 1999. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits.

In the first half of the year, interest expense was $738,000 higher than the previous year due to average balances of interest bearing liabilities increasing $25,900,000 and the average rate increased 18 basis points. Savings and NOW interest expense increased $309,000 because balances increased $15,300,000 and the interest rate increased 16 basis points. Interest on time deposits increased $272,000 because the balance increased $6,200,000 and the rate increased 18 basis points.

Additionally the Bank's interest costs increased due to borrowings from the Federal Home Loan Bank. The Bank has two loans, each for $3,000,000. One borrowing was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank's rate sensitivity position. Interest expense related to these loans amounted to $138,000 in the first half of the year. It is reasonable to expect that part of future loan growth will continue to be funded with FHLB borrowings.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a 15% liquidity ratio. For the first six months of the year, the Bank's liquidity ratio averaged 16.58% although it was 13.17% at June 30. ALCO will continue to monitor this ratio as the year progresses.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $24,400,000 at June 30, 2000 compared to $22,400,000 at December 31, 1999, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first half of the year, short term investments averaged approximately $2,900,000. From time to time the Bank will borrow Fed Funds from a correspondent bank. In addition, the Bank has a $16,000,000 line of credit available at the FHLB ($6,000,000 of which has been used, as mentioned previously) and the Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

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

Interest Rate Sensitivity
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
Assets:                                          ------       ------         -----        -----         -----
Loans..............................              $80,009      $37,612      $114,028      $12,378      $244,027
Securities.........................                5,813       13,194        16,487       11,823        47,317
Short term investments.............                  113                                                   113
Other assets.......................                                                       23,295        23,295
                                                 -------      -------      --------       ------        ------
      Total assets.................              $85,935      $50,806      $130,515      $47,496      $314,752

Liabilities & Stockholders' Equity:
   Demand, Savings & NOW...........              $55,679      $17,466       $67,287      $32,874      $173,306
   Time............................               32,156       52,243        18,101          626       103,126
   Other borrowings................                2,850          207         4,008        1,785         8,850
   Other liabilities and equity....                                                       29,470        29,470
                                                 -------      -------       -------       ------        ------
     Total liabilities and equity..              $90,685      $69,916       $89,396      $64,755      $314,752

Rate sensitivity gap and ratios:
   Gap for period..................              $(4,750)    ($19,110)      $41,119     $(17,259)
   Cumulative gap..................               (4,750)     (23,860)       17,259

Cumulative rate sensitive ratio....                  .95          .85          1.07         1.00
Dec. 31, 1999 rate sensitive ratio.                 1.06          .94          1.08         1.00

In the preceding table, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits which are not considered rate sensitive based on the Bank's historical experience and industry practice.

Provision for Loan Losses                           Second Quarter                            Year-to-Date
-------------------------
(in thousands)                                    2000         1999                         2000        1999
                                                  ----         ----                         ----        ----
         Total                                    $300         $210                         $600        $420
                                                  ====         ====                         ====        ====

The provision for loan losses increased $90,000 in the second quarter of 2000 compared to the prior year. Year to date the provision has increased $180,000. The increase in the loan loss provision was deemed appropriate principally due to an increase in impaired loans and related allocations of reserves somewhat offset by lower average delinquencies other than non-performers. In June of 2000, the allowance for loan loss as a percent of loans was 2.00%, compared to 2.13% a year earlier and 2.13% at December 31, 1999. For the first six months of 2000, the Bank had net charge offs of $229,000, compared to $105,000 in the first half of 1999. Non-accrual, past due 90 days, and renegotiated loans were
 .69% and 1.05% of total loans outstanding at June 30, 2000 and 1999, respectively, and .08% of total loans at December 31, 1999.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $6,200,000 at June 30, 2000, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $4,700,000 of commercial loans separately identified as impaired. Impaired loans totaled $3,400,000 at December 31, 1999. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis. One of the loans, for $2,400,000 is current and making regular payments, however the cash generated solely by the business is currently not adequate to cover debt service. Another loan, for $1,700,000, is also current but the borrower's financial statements are weak. Both loans are secured with first mortgages on commercial real estate.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,500,000 at June 30, 2000.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at June 30, 2000 compared to December 31, 1999.

Nonperforming Assets
(in thousands)                                                        June 30,2000        December 31, 1999
Non-accrual loans                                                         $1,680              $  173
90 days or more past due and still accruing                                    0                   4
                                                                          ------                ----
         Total nonperforming loans                                         1,680                 177
Other real estate                                                              0                   0
                                                                          ------                ----
         Total nonperforming assets                                       $1,680              $  177

Nonperforming loans as a percent of total loans                             .69%                .08%
Nonperforming assets as a percent of total loans                            .69%                .08%
Loan loss reserve as a percent of nonperforming loans                       289%               2533%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 2000 and 1999.

                                                                       Year to date         Year to date
Loans:   (dollars in thousands)                                       June 30, 2000         June 30, 1999
                                                                      -------------         -------------
   Average daily balance of loans for the year to date                    225,192               190,346
   Amount  of  loans,  net of  unearned  income,  outstanding  at
end of the quarter                                                        243,210               200,559
Allowance for loan losses:
   Balance at beginning of year                                             4,483                 3,958
   Loans charged off:
      Real estate                                                               0                     0
      Commercial                                                              233                   158
      Consumer                                                                 36                    75
                                                                               --                    --
         Total charge-offs                                                    269                   233
   Recoveries of loans previously charged off:
      Real estate                                                               0                    35
      Commercial                                                               18                    65
      Consumer                                                                 22                    28
                                                                               --                    --
         Total recoveries                                                      40                   128

Net loans charged off                                                         229                   105
Additions to allowance charged to operations                                  600                   420
                                                                             ----                   ---
         Balance at end of quarter                                         $4,854                $4,273

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                        .20%                  .11%
   Allowance for loan losses to loans outstanding                           2.00%                 2.13%

Non-interest Income                                       Second Quarter                            Year-to-Date
-------------------
(in thousands)                                           2000          1999                        2000         1999
                                                         ----          ----                        ----         ----
Total                                                    $615          $543                      $1,132         $899
                                                         ====          ====                      ======         ====

Non-interest income, which includes service charges on deposit accounts, loan fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $72,000 (13%) in the second quarter of 2000 compared to the same period in the previous year. The most significant increase was in gains from loan sales. In the second quarter of 1999, the Bank had a net loss of $49,000 related to loan sales. This year's $18,000 gain resulted in a $67,000 increase year to year. Partially offsetting this increase was a $22,000 decrease in "other" non-interest income. Last year this number was unusually high due to a gain on the sale of repossessed property.

For the year, non-interest income increased $233,000 (26%). The increase was primarily due to a $200,000 increase in service charge income. In the first quarter of 1999 service charge income was uncharacteristically low due to computer conversion related problems.

Non-interest Expense                                         Second Quarter                          Year-to-Date
--------------------
(in thousands)                                            2000         1999                       2000         1999
                                                          ----         ----                       ----         ----
Total                                                     $2,485       $2,348                    $4,865        $4,499
                                                          ======       ======                    ======        ======

Non-interest expense increased $137,000 (6%) in the second quarter of 2000 compared to the same period last year. There were increases in salaries and benefits expense of $161,000 (14%) principally due to an increase in the profit sharing accrual, a result of the company's improved earnings in 2000. Equipment expense increased $44,000 (24%) due to increased maintenance and depreciation costs related to the purchase of enhanced technology used at the new branch as well as normal computer equipment and software upgrades. Other areas of non-interest expense decreased in the second quarter of 2000 compared to the prior year.

For the first half of the year, non-interest expense increased $366,000 (8%) compared to the prior year. There was a $350,000 (15%) increase in salaries and benefits, made up of a $112,000 (6%) increase in salary expense, a $47,000 (67%) increase in health insurance costs, and a $193,000 (117%) increase in profit sharing accruals. The increase in salary expense was the result of increased staff due to the new branch and normal salary increases. The increase in health insurance cost is partly because last year the Company had some credits in the plan which kept 1999 costs low. The increase in profit sharing accruals is the result of increased earnings in the current year. Occupancy expense is $17,000 (5%) higher due to the new branch which was opened in the third quarter of last year. Equipment expense is $161,000 (54%) higher for the reasons mentioned above. Michigan taxes are $22,000 (22%) higher due to improved earnings. Other areas of non-interest expense are lower this year than the prior year. In 1999 the Company experienced extraordinary costs due to Year 2000 and the computer conversion.

Income Tax Expense                                            Second Quarter                          Year-to-Date
------------------
(in thousands)                                              2000         1999                         2000       1999
                                                            ----         ----                         ----       ----
         Total                                              $515         $344                         $926       $661
                                                            ====         ====                         ====       ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability.

Capital (in thousands)                                June 30, 2000                     December 31, 1999
-------                                               -------------                     -----------------
Stockholders' Equity*                                   $27,168                              $25,503
Ratio of Equity to Total Assets                            8.75%                                8.60%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($144,000) at June 30, 2000 and ($191,000) at December 31, 1999.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders' equity, excluding the securities valuation adjustment, increased $1,700,000 (6.5%) during the first half of the year. This increase was the result of net income earned by the company reduced by dividends paid of $626,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at June 30, 2000 was 9.46%, and total risk-based capital was 10.71%. At June 30, 1999 these ratios were 9.81% and 11.06% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 7.99% at June 30, 2000 and 7.47% in 1999. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999 a new branch of the Bank was built on land valued at approximately $800,000. The Company is currently attempting to sell the remaining acreage which is not needed for the branch. The current book value of the land is $2,800,000. Improvements needed to enhance the salability of the property are not expected to exceed $200,000.

The Company also owns two other branch sites, one in Howell which cost approximately $250,000 and one in Hamburg which cost approximately $330,000. The Company does not expect to build either branch this year, but may begin an expansion of the Company's computer facility in the fourth quarter to provide additional space for back office functions. Any building project is expected to be financed from internally generated funds.

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

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No.
133. Statement No. 137 extends the effective date to fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB No. 133. Statement No. 138 amends certain provisions of SFAS No. 133.

Since the Company does not hold derivatives, SFAS 133, as amended by SFAS 137 and SFAS 138, is not expected to have an impact on the Company's financial condition or operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the market risk faced by the Company since December 31, 1999 other than previously discussed.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The registrant's annual meeting of stockholders was held on April 19, 2000. The stockholders voted on the election of directors.

Votes were cast as follows for the three nominees for the office of director.

Term expiring in 2003:
                                  Shares voted for          Shares voted against
         Gary R. Boss                 930,115                      13,918
         Donald K. Burkel             943,616                         417
         Harry E. Griffith            943,126                         907

Additionally, the following directors continue in office.

Term expiring in 2001:
         W. Rickard Scofield
         Randolph E. Rudisill
         Barbara D. Martin

Term expiring in 2002:
         Dona Scott Laskey
         James R. McAuliffe
         R. Michael Yost


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
         There are none applicable.

(b) Reports on Form 8-K:
         There were no reports on Form 8-K filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  Barbara D. Martin
                  President and Chief Executive Officer



                  Barbara J. Nelson
                  Treasurer



DATE:  August 10, 2000