Form 10-Q
period 2000-09-30
FNBH BANCORP INC
filed 2000-11-09
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,567,411 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 2000.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information (unaudited):

         Item 1.
         Interim Financial Statements:
         Consolidated Balance Sheet as of Sept. 30, 2000 and Dec. 31, 1999.....4
         Consolidated Statements of Income, three months ended Sept. 30,
         2000 and 1999, and nine months ended Sept. 30, 2000 and 1999..........5
         Consolidated Statement of Stockholders' Equity and Comprehensive
         Income for three months ended September 30, 2000 and 1999.............6
         Consolidated Statement of Stockholders' Equity and Comprehensive
         Income for nine months ended September 30, 2000 and 1999..............7
         Consolidated Statements of Cash Flows for six months ended
         September 30, 2000 and 1999...........................................8
         Notes to Interim Consolidated Financial Statements....................9

         Item 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................10

         Item 3.
         Quantitative and Qualitative Disclosures about Market Risk...........21

Part II. Other Information

         Item 6...............................................................21

         Signatures...........................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)                                         September 30     December 31
---------------------------                                                             2000            1999
Assets                                                                                  ----            ----
Cash and due from banks                                                          $16,261,170    $ 12,113,652
Short term investments                                                               589,673      12,300,630
                                                                                     -------      ----------
   Total cash and cash equivalents                                                16,850,843      24,414,282

Investment securities held to maturity, net (fair value of $18,960,000
   at September 30, 2000 and $17,650,000 at Dec. 31, 1999)                        18,891,963      17,709,401
Investment securities available for sale, at fair value                           24,720,563      32,554,004
Mortgage-backed securities held to maturity, net (fair value of
   $725,000 at September 30, 2000 and $330,000 at Dec. 31, 1999)                     724,232         334,451
                                                                                     -------         -------
      Total investment securities                                                 44,336,758      50,597,856

Loans:
   Commercial                                                                    196,178,172     163,469,045
   Consumer                                                                       30,100,060      24,826,156
   Real estate mortgages                                                          26,475,315      22,360,282
                                                                                  ----------      ----------
      Total loans                                                                252,753,547     210,655,483
   Less unearned income                                                              814,960         703,849
   Less allowance for loan losses                                                  5,164,039       4,483,283
                                                                                   ---------       ---------
      Net loans                                                                  246,774,548     205,468,351

Premises and equipment - net                                                       8,406,257       9,009,661
Land available for sale - net                                                      2,680,290       2,835,290
Accrued interest and other assets                                                  4,672,116       4,093,780
                                                                                   ---------       ---------
      Total assets                                                              $323,720,812    $296,419,220
                                                                                ============    ============
Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 55,510,922    $ 47,980,695
   NOW                                                                            33,365,693      34,645,921
   Savings and money market                                                       90,107,861      89,862,739
   Time                                                                          107,877,706      96,701,098
                                                                                 -----------      ----------
      Total deposits                                                             286,862,182     269,190,453

FHLB advances                                                                      6,000,000               0
Accrued interest, taxes, and other liabilities                                     2,729,862       1,917,121
                                                                                   ---------       ---------
      Total liabilities                                                          295,592,044     271,107,574

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,567,411 shares issued and outstanding at September 30, 2000 and 1,565,203
shares issued and outstanding at December 31, 1999                                 5,013,445       4,919,280
Retained earnings                                                                 23,367,419      20,723,357
Unearned management retention plan                                                  (196,606)       (139,597)
 Accumulated other comprehensive loss, net                                           (55,490)       (191,394)
                                                                                     -------        --------
      Total stockholders' equity                                                  28,128,768      25,311,646
      Total liabilities and stockholders' equity                                $323,720,812    $296,419,220
                                                                                ============    ============
   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                    Three Months Ended Sept.        Nine Months Ended Sept.
                                                                   2000          1999            2000           1999
                                                                   ----          ----            ----           ----
Interest income:
   Interest and fees on loans                                $6,174,610    $4,921,956     $16,917,505    $13,692,001
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       362,583       387,874       1,206,795      1,073,894
      Obligations of state and political subdivisions           231,629       211,479         681,063        623,979
      Other securities                                           15,231        15,890          49,542         45,661
   Interest on short term investments                            13,088        93,858          98,315        414,249
                                                                 ------        ------          ------        -------
      Total interest income                                   6,797,141     5,631,057      18,953,220     15,849,784
                                                              ---------     ---------      ----------     ----------
Interest expense:
   Interest on deposits                                       2,428,940     1,964,996       6,898,156      5,853,169
   Other interest expense                                       178,339         1,128         336,046          2,032
                                                                -------         -----         -------          -----
      Total interest expense                                  2,607,279     1,966,124       7,234,202      5,855,201
                                                              ---------     ---------       ---------      ---------

      Net interest income                                     4,189,862     3,664,933      11,719,018      9,994,583

Provision for loan losses                                       300,000       210,000         900,000        630,000
                                                                -------       -------         -------        -------
      Net interest income after provision for loan losses     3,889,862     3,454,933      10,819,018      9,364,583
                                                              ---------     ---------      ----------      ---------
Non-interest income:
   Service charges                                              666,216       491,523       1,661,064      1,286,215
   Gain on sale of loans                                         20,695        26,479          54,689         36,541
   Trust income                                                  51,232        35,088         142,891        103,042
   Other                                                         (5,479)        2,652           5,582         29,295
                                                                -------         -----           -----         ------
      Total non-interest income                                 732,664       555,742       1,864,226      1,455,093
                                                                -------       -------       ---------      ---------
Non-interest expense:
   Salaries and employee benefits                             1,395,905     1,226,947       4,067,021      3,548,369
   Net occupancy                                                217,667       172,331         581,877        519,700
   Equipment expense                                            207,350       200,236         669,310        501,010
   Outside service fees                                         354,698       219,276         649,380        710,905
   Printing and supplies                                         47,843        92,123         176,239        235,798
   Michigan Single Business Tax                                  70,100        22,100         190,600        121,000
   Provision for real estate losses                             100,000       160,000         155,000        240,000
   Other                                                        323,631       356,261       1,092,625      1,071,044
                                                                -------       -------       ---------      ---------
      Total non-interest expense                              2,717,194     2,449,274       7,582,052      6,947,826
                                                              ---------     ---------       ---------      ---------

Income before federal income taxes                            1,905,332     1,561,401       5,101,192      3,871,850

Federal income taxes                                            591,700       469,300       1,517,500      1,130,200
                                                                -------       -------       ---------      ---------

      Net income                                             $1,313,632    $1,092,101      $3,583,692     $2,741,650
                                                             ==========    ==========      ==========     ==========
Per share statistics*
   Basic EPS                                                       $.84          $.70           $2.29          $1.74
   Diluted EPS                                                     $.84          $.70           $2.29          $1.74
   Dividends                                                       $.20          $.20            $.60           $.60

*Based on 1,566,046 average shares outstanding during the period ended September 30, 2000 and 1,563,589 average shares outstanding during the period ended September 30, 1999.
See notes to interim consolidated financial statements.

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                      Unearned        Accumulated
                                                                                     Management          Other
                                                         Common        Retained      Retention       Comprehensive
                                                          Stock        Earnings         Plan         Income (loss)         Total
                                                          -----        --------         ----         -------------         -----
Balances at June 30, 1999                              $4,821,880     19,753,231      (66,220)         (169,962)         24,338,929
Net income                                                             1,092,101                                          1,092,101
Change in unrealized loss on debt securities
   available for sale, net of tax effect                                                                  7,756               7,756
                                                                                                                              -----
Total comprehensive income                                                                                                1,099,857
Shares issued for management retention plan                97,400                     (97,400)
Amortization of management retention plan                                              12,012                                12,012
Cash dividends (20(cent)per share)                                      (313,341)                                          (313,341)
                                                        ---------       --------     ---------          --------          ---------
Balances at September 30, 1999                         $4,919,280     20,531,991     (151,608)         (162,206)         25,137,457
                                                       ==========     ==========     =========         =========         ==========

See notes to interim consolidated financial statements

                                                                                      Unearned        Accumulated
                                                                                     Management          Other
                                                         Common        Retained      Retention       Comprehensive
                                                          Stock        Earnings         Plan         Income (loss)         Total
                                                          -----        --------         ----         -------------         -----
Balances at June 30, 2000                              $4,919,280     22,367,336     (118,576)         (201,355)         26,966,685
Net income                                                             1,313,632                                          1,313,632
Change in unrealized loss on debt
securities                                                                                              145,865             145,865
                                                                                                                            -------
available for sale, net of tax effect
Total comprehensive income                                                                                                1,459,497
Shares issued for management retention plan               106,890                    (106,890)
Amortization of management retention plan                                              16,135                                16,135
Forfeitures management retention plan                     (12,725)                     12,725
Cash dividends (20(cent)per share)                                      (313,549)                                          (313,549)
                                                       ----------       --------      -------           --------          ---------
Balances at September 30, 2000                         $5,013,445     23,367,419     (196,606)          (55,490)         28,128,768
                                                       ==========     ==========     =========          ========         ==========

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                      Unearned        Accumulated
                                                                                     Management          Other
                                                         Common        Retained      Retention       Comprehensive
                                                          Stock        Earnings         Plan         Income (loss)        Total
                                                          -----        --------         ----         -------------        -----
Balances at December 31, 1998                          $4,821,775     18,728,787       (66,220)          12,191          23,496,533
Net income                                                             2,741,650                                          2,741,650
Change in unrealized gain (loss) on debt securities
   available for sale, net of tax effect                                                               (174,397)           (174,397)
                                                                                                                          ---------
Total comprehensive income                                                                                                2,567,253
Shares issued for management retention plan                97,400                      (97,400)
Amortization of management retention plan                                               12,012                               12,012
Shares issued for employee awards                             105                                                               105
Cash dividends (60(cent)per share)                                      (938,446)                                          (938,446)
                                                        ---------     ----------       -------          -------           ---------
Balances at September 30, 1999                         $4,919,280     20,531,991      (151,608)        (162,206)         25,137,457
                                                       ==========     ==========      =========        =========         ==========

See notes to interim consolidated financial statements

                                                                                      Unearned        Accumulated
                                                                                     Management          Other
                                                         Common        Retained      Retention       Comprehensive
                                                          Stock        Earnings         Plan         Income (loss)        Total
                                                          -----        --------         ----         -------------        -----
Balances at December 31, 1999                          $4,919,280     20,723,357      (139,597)        (191,394)         25,311,646
Net income                                                             3,583,692                                          3,583,692
Change in unrealized loss on debt
securities                                                                                              135,904             135,904
                                                                                                                            -------
available for sale, net of tax effect
Total comprehensive income                                                                                                3,719,596
Shares issued for management retention plan               106,890                     (106,890)
Amortization of management retention plan                                               37,156                               37,156
Forfeitures management retention plan                     (12,725)                      12,725
Cash dividends (60(cent)per share)                                      (939,630)                                          (939,630)
                                                       ----------      ---------       -------          --------          ---------
Balances at September 30, 2000                         $5,013,445     23,367,419      (196,606)         (55,490)         28,128,768
                                                       ==========     ==========      =========         ========         ==========

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                         Nine months ended Sept. 30
                                                                                        2000            1999
                                                                                        ----            ----
 Cash flows from operating activities:
   Net income                                                                     $3,583,692     $ 2,741,650
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      900,000         630,000
      Depreciation and amortization                                                  690,650         519,707
      Net amortization on investment securities                                       25,735          65,407
      Earned portion of management retention plan                                     37,156          12,012
      Loss on disposal of equipment                                                   79,866          18,360
      Gain on sale of loans                                                          (54,689)        (27,941)
      Proceeds from sale of loans                                                  2,864,415      12,461,368
      Origination of loans held for sale                                          (2,873,815)    (12,675,563)
      Increase in accrued interest income and other assets                          (423,336)        (86,667)
      Increase (decrease) in accrued interest, taxes, and other liabilities          742,741        (246,349)
                                                                                     -------       ---------
         Net cash provided by operating activities                                 5,572,415       3,411,984
                                                                                   ---------       ---------
Cash flows from investing activities:
   Purchases of available for sale securities                                     (7,973,357)    (15,164,836)
   Proceeds  from maturities and calls of available for sale securities           16,000,000       2,000,000
   Purchases of held to maturity securities                                       (2,496,205)     (2,481,596)
   Proceeds from maturities and calls of held to maturity securities                 605,000       3,968,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                305,829         335,970
   Net increase in loans                                                         (42,142,108)    (21,086,992)
   Capital expenditures                                                             (167,112)     (2,132,724)
                                                                                   ---------     -----------
         Net cash used in investing activities                                   (35,867,953)    (34,562,178)
                                                                                ------------    ------------
Cash flows from financing activities:
   Net increase in deposits                                                       17,671,729      13,582,348
   Net increase in borrowings                                                      6,000,000       1,400,000
   Dividends paid                                                                   (939,630)       (938,446)
                                                                                   ---------       ---------
         Net cash provided by financing activities                                22,732,099      14,043,902
                                                                                  -----------     ----------

Net decrease in cash and cash equivalents                                         (7,563,439)    (17,106,292)

Cash and cash equivalents at beginning of year                                    24,414,282      31,238,662
                                                                                  ----------      ----------

Cash and cash equivalents at end of period                                       $16,850,843     $14,132,370
                                                                                 ===========     ===========
Supplemental disclosures:
   Interest paid                                                                 $ 6,773,553     $ 5,631,952
   Federal income taxes paid                                                       1,482,000       1,192,000
   Loans charged off                                                                 282,368         415,960

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2000, and consolidated results of operations for the three months and nine months ended September 30, 2000 and 1999 and consolidated cash flows for the nine months ended September 30, 2000 and 1999.

2. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the 1999 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,978,000 at September 30, 2000, $1,947,000 at September 30, 1999, and $177,000 at December 31, 1999. (See
Management's Discussion and Analysis of financial condition and results of operations).

6. Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

                                                       Third Quarter                     Year to Date
                                                       2000            1999             2000            1999
                                                       ----            ----             ----            ----
Net income                                       $1,313,632      $1,092,101       $3,583,692      $2,741,650
Shares outstanding (basic)                        1,567,715       1,565,203        1,566,046       1,563,589
Dilutive shares                                           0               0                0               0
                                                  ---------       ---------        ---------       ---------
   Shares outstanding (diluted)                   1,567,715       1,565,203        1,566,046       1,563,589
Earnings per share:
   Basic EPS                                           $.84            $.70            $2.29           $1.74
   Diluted EPS                                         $.84            $.70            $2.29           $1.74

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and nine months ended September 30, 2000 and 1999, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                     Third Quarter                           Year-to-Date
except per share data)                      2000         1999                       2000      1999
                                            ----         ----                       ----      ----
Net income                                 $1,314        $1,092                   $3,584     $2,742
Net Income per Share                        $ .84         $ .70                    $2.29      $1.74

Net income for the three months ended September 30, 2000 increased approximately $222,000 (20%) from that reported for the same period last year. Contributing to the increased earnings in the third quarter of 2000 were increases of $525,000 (14%) in net interest income and $177,000 (32%) in non-interest income. The increase in net interest income was the result of overall growth in the Bank's net interest earning assets. Partially offsetting these favorable occurrences were increases in the loan loss provision of $90,000 (43%), non-interest expense of $268,000 (11%), and the federal tax provision of $122,000 (26%).

Net income for the first nine months of the year increased $842,000 (31%) compared to the same period last year. Earnings in the three quarters of 1999 were hindered by computer conversion costs as well as those related to Year 2000 testing which were primarily incurred in the first quarter of that year. Contributing to 2000 earnings were an increase of $1,724,000 (17%) in net interest income and $409,000 (28%) in non-interest income. Partially offsetting these increases were increases in expenses of $634,000 (9%)
in non-interest expense, $270,000 (43%) in the loan loss provision, and $388,000 (34%) in federal tax accruals.

Net Interest Income                               Third Quarter                    Year-to-Date
(in thousands)                                  2000         1999                2000         1999
                                                ----         ----                ----         ----
Interest Income                                $6,797       $5,631              $18,953      $15,850
Interest Expense                                2,607        1,966                7,234        5,855
                                               ------        -----                -----        -----
Net Interest Income                            $4,190       $3,665              $11,719       $9,995

The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

                                                                   TABLE 1
                                                   INTEREST YIELDS AND COSTS (in thousands)
                                                          September 30, 2000 and 1999
                                              ---------------Third Quarter Averages----------------
                                                    2000                                  1999
                                                    ----                                  ----
                                         Average                              Average
                                         Balance     Interest      Rate       Balance     Interest       Rate
                                         -------     --------      ----       -------     --------       ----
Assets:
Short term investments                    $  633       $ 13.1     8.09%       $ 7,282       $ 93.8      5.04%
Securities:  Taxable                      27,505        377.8     5.49%        30,999        403.8      5.21%
             Tax-exempt(1)                18,895        317.5     6.72%        17,147        294.6      6.87%
Loans(2)(3)                              249,341      6,190.4     9.71%       203,532      4,927.1      9.47%
                                        --------      -------                --------      -------
Total earning assets/total
interest income                          296,374     $6,898.8     9.13%       258,960     $5,719.3      8.67%
                                                     --------                             --------
Cash & due from banks                     11,720                               11,438
All other assets                          15,940                               16,461
Allowance for loan loss                   (4,976)                              (4,332)
                                        --------                              -------
   Total assets                         $319,058                             $282,527
                                        ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $120,243      $ 856.5     2.83%     $ 115,432      $ 770.2      2.65%
Time                                     104,787      1,572.5     5.95%        90,562      1,194.8      5.23%
Overnight borrowing                        3,880         67.5     6.81%            98          1.1      4.49%
FHLB advances                              6,000        110.8     7.23%             0            0
                                           -----        -----                    ----        -----
Total interest bearing
liabilities/total interest expense       234,910    $ 2,607.3     4.40%       206,092     $1,966.1      3.78%
                                                    ---------                             --------
Non-interest bearing deposits             53,401                               49,614
All other liabilities                      2,899                                1,945
Stockholders' Equity                      27,848                               24,876
                                        --------                               ------
Total liabilities and
   shareholders' equity                 $319,058                             $282,527
                                        ========                             ========
Interest spread                                                   4.73%                                 4.89%
                                                                  =====                                 =====
Net interest income-FTE                             $ 4,291.5                            $ 3,753.2
                                                    =========                            =========
Net interest margin                                               5.64%                                 5.65%
                                                                  =====                                 =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $177,000 in 2000 and $179,000 in 1999.


                                                ----------------Year to Date Averages-----------------
                                                      2000                              1999
                                                      ----                              ----
                                        Average                              Average
                                        Balance      Interest     Rate       Balance     Interest      Rate
Assets:
Short term investments                  $ 2,146        $  95.7    5.86%      $ 11,535    $   412.9     4.72%
Securities:  Taxable                     31,155        1,258.9    5.38%        28,971      1,119.5     5.17%
             Tax-exempt(1)               18,476          936.9    6.76%        16,700        875.0     6.99%
Loans(2)(3)                             233,359       17,012.0    9.61%       195,186     13,742.8     9.31%
                                        -------      ---------              ---------    ---------
Total earning assets/total
interest income                         285,136     $ 19,303.5    8.93%       253,392    $16,150.2     8.47%
                                                    ----------                           ---------
Cash & due from banks                    11,280                                11,640
All other assets                         16,198                                16,198
Allowance for loan loss                  (4,811)                               (4,192)
                                        -------                               -------
   Total assets                        $307,803                              $276,038
                                       ========                              ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $120,784      $ 2,571.4    2.84%      $109,017    $ 2,176.3     2.67%
Time                                    100,888        4,326.8    5.71%        92,002      3,676.9     5.34%
Overnight borrowing                                       87.6    6.59%            57          2.0     4.66%
FHLB advances                             4,522          248.4    7.25%             0            0
                                          -----          -----                   ----         ----
Total interest bearing
liabilities/total interest expense      227,948      $ 7,234.2    4.23%       201,076     $5,855.2     3.89%
                                                     ---------                            --------
Non-interest bearing deposits            50,110                                48,298
All other liabilities                     2,996                                 2,240
Stockholders' Equity                     26,749                                24,424
                                         ------                                ------
Total liabilities and
  shareholders' equity                 $307,803                             $ 276,038
                                       ========                             =========
Interest spread                                                   4.70%                                4.58%
                                                                  =====                                =====
Net interest income-FTE                              $12,069.3                           $10,295.0
                                                     =========                           =========
Net interest margin                                               5.56%                                5.37%
                                                                  =====                                =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $502,000 in 2000 and $447,000 in 1999.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $1,180,000 in the third quarter of 2000 compared to that of 1999. A $46,000,000 (23%) growth in average loan balances accompanied by a 24 basis point increase in interest yields on those loans generated the net interest income growth.

In the third quarter,  tax equivalent  income on short and long term investments
decreased   approximately   $84,000  because  the  average  balances   decreased
$8,400,000 although the rate earned increased 30 basis points.

For the nine months of the year, tax equivalent interest income increased $3,150,000. Loan interest income increased $3,270,000, with average balances up $38,000,000 (20%) and yields up 30 basis points. The growth in the loan portfolio was primarily in commercial loans which increased $33,700,000 (23%) on average, while consumer loans increased $4,100,000 (17%) and mortgage loans increased $373,000 (2%). The Bank's resources in the loan department are primarily deployed making commercial loans. Contributing to the low growth in the mortgage loan portfolio is the Bank's policy of selling fixed rate mortgage loans. Additionally, higher interest rates have dampened demand. The Bank sold approximately $3,300,000 mortgage loans to the secondary market during the three quarters of 2000, compared to $10,600,000 in the first nine months of 1999.

For the first three quarters of the year, income on short and long term investments decreased $116,000 from that earned the prior year due to a $5,400,000 decrease in average balances although the yields increased by 29 basis points.

Interest Bearing Liabilities/Interest Expense
In the third quarter of 2000, interest expense increased $641,000 due to an increase in average balances of $28,800,000 and in the interest rate paid by 62 basis points. Savings and NOW interest expense increased $86,000 because balances increased $5,000,000 and rates increased 18 basis points. Interest on time deposits increased $378,000 in the third quarter of 2000 over the prior year. Balances increased $14,200,000 and the rate paid increased 72 basis points compared to that of 1999. The deposit growth was the result of the Bank's marketing efforts to increase its share of Livingston County deposits.

In the first three quarters of the year, interest expense was $1,379,000 higher than the previous year due to average balances of interest bearing liabilities increasing $26,900,000 and the average rate increased 34 basis points. Savings and NOW interest expense increased $395,000 because balances increased $11,800,000 and the interest rate increased 17 basis points. Interest on time deposits increased $650,000 because the balance increased $8,900,000 and the rate increased 37 basis points.

Additionally the Bank's interest costs increased due to borrowings from the Federal Home Loan Bank. The Bank has two loans, each for $3,000,000. One borrowing was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank's rate sensitivity position. Interest expense related to these loans amounted to $248,000 in the first three quarters of the year. It is reasonable to expect that part of future loan growth will continue to be funded with FHLB borrowings.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a 15% liquidity ratio. For the first nine months of the year, the Bank's liquidity ratio averaged 15.43% although it was 13.66% at September 30. ALCO will continue to monitor this ratio as the year progresses.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Bank does not deal in brokered funds, and the makeup of its over $100,000 certificates, which amounted to $26,480,000 at September 30, 2000 compared to $22,400,000 at December 31, 1999, consists of local depositors known to the Bank.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds balance sufficient to cover required cash draws. During the first three quarters of the year, short term investments averaged approximately $2,146,000. From time to time the Bank will borrow Fed Funds from a correspondent bank. In addition, the Bank has a $16,000,000 line of credit available at the FHLB ($6,000,000 of which has been used, as mentioned previously) and the Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

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

Interest Rate Sensitivity
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
                                                 ------       ------         -----        -----         -----
Assets:
 Loans                                          $87,068      $39,883      $112,258      $12,730      $251,939
 Securities                                       8,818        8,258        16,003       11,258        44,337
 Short term investments....                         590                                                   590
 Other assets                                                                            26,855        26,855
                                                -------      -------      --------      -------      --------
      Total assets                              $96,476      $48,141      $128,261      $50,843      $323,721

Liabilities & Stockholders' Equity:
 Demand, Savings & NOW..............            $56,348      $18,182       $69,095      $35,359      $178,984
 Time                                            48,436       32,924        25,961          557       107,878
 Other borrowings......................                          207         4,008        1,785         6,000
 Other liabilities and equity                                                            30,859        30,859
                                               --------      -------       -------       ------        ------
      Total liabilities and equity             $104,784      $51,313       $99,064      $68,560      $323,721

Rate sensitivity gap and ratios:
 Gap for period                                 $(8,308)     ($3,172)      $29,197     $(17,717)
 Cumulative gap                                  (8,308)     (11,480)       17,717

Cumulative rate sensitive ratio..........           .92          .93          1.07         1.00
Dec. 31, 1999 rate sensitive ratio.......          1.06          .94          1.08         1.00

The preceding table sets forth the time periods in which earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits and are not considered rate sensitive. Allocations are made to time periods based on the Bank's historical experience and management's analysis of industry trends.

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is negative. Accordingly, if market interest rates increase, this negative gap position indicates that the interest margin would be negatively affected. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank's needs, competitive pressures, and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, indicates that an upward movement of interest rates would not significantly reduce net interest income.

Provision for Loan Losses                       Third Quarter                     Year-to-Date
-------------------------
(in thousands)                               2000         1999                  2000       1999
                                             ----         ----                  ----       ----
         Total                               $300         $210                  $900       $630
                                             ====         ====                  ====       ====

The provision for loan losses increased $90,000 in the third quarter of 2000 compared to the prior year. Year to date the provision has increased $270,000. The increase in the loan loss provision was deemed appropriate principally due to an increase in impaired loans and related allocations of reserves. In September of 2000, the allowance for loan loss as a percent of loans was 2.05%, compared to 2.10% a year earlier and 2.13% at December 31, 1999. For the first nine months of 2000, the Bank had net charge offs of $219,000, compared to $251,000 in the first nine months of 1999. Non-accrual, past due 90 days, and renegotiated loans were .79% and .94% of total loans outstanding at September 30, 2000 and 1999, respectively, and .08% of total loans at December 31, 1999.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $6,100,000 at September 30, 2000, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $4,600,000 of commercial loans separately identified as impaired. Impaired loans totaled $3,400,000 at December 31, 1999. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis. One of the loans, for $2,400,000 is making payments with occasional lateness. The cash generated solely by the business is currently not adequate to cover debt service. Another loan, for $1,700,000, is current but the borrower's financial statements are weak. Both loans are secured with first mortgages on commercial real estate.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,700,000 at September 30, 2000.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at September 30, 2000 compared to December 31, 1999.

Nonperforming Assets
(in thousands)                                                September 30,2000        December 31, 1999
                                                              -----------------        -----------------
Non-accrual loans                                                 $1,579                    $  173
90 days or more past due and still accruing                          399                         4
                                                                  ------                    ------
         Total nonperforming loans                                 1,978                       177
Other real estate                                                      0                         0
                                                                  ------                    ------
         Total nonperforming assets                               $1,978                    $  177

Nonperforming loans as a percent of total loans                     .79%                      .08%
Nonperforming assets as a percent of total loans                    .79%                      .08%
Loan loss reserve as a percent of nonperforming loans               261%                     2533%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 2000 and 1999.

                                                                       Year to date         Year to date
Loans:   (dollars in thousands)                                       Sept. 30, 2000       Sept. 30, 1999
                                                                      --------------       --------------
   Average daily balance of loans for the year to date                   233,359               195,186
   Amount of loans, net of unearned  income, outstanding at
     end of the quarter                                                  251,939               206,083
Allowance for loan losses:
   Balance at beginning of year                                            4,483                 3,958
   Loans charged off:
      Real estate                                                              0                     0
      Commercial                                                             239                   268
      Consumer                                                                43                   148
                                                                              --                   ---
         Total charge-offs                                                   282                   416

   Recoveries of loans previously charged off:
      Real estate                                                              0                    35
      Commercial                                                              25                    78
      Consumer                                                                38                    52
                                                                              --                    --
         Total recoveries                                                     63                   165

Net loans charged off                                                        219                   251
Additions to allowance charged to operations                                 900                   630
                                                                            ----                   ---
         Balance at end of quarter                                        $5,164                $4,337

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                       .13%                  .17%
   Allowance for loan losses to loans outstanding                          2.05%                 2.10%

Non-interest Income                                  Third Quarter                      Year-to-Date
-------------------
(in thousands)                                    2000          1999                 2000          1999
                                                  ----          ----                 ----          ----
Total                                             $733          $556                $1,864       $1,455
                                                  ====          ====                ======       ======

Non-interest income, which includes service charges on deposit accounts, loan fees, customer service fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $177,000 (32%) in the third quarter of 2000 compared to the same period in the previous year. Most of the increase came from service charges which increased $175,000 (36%). A thorough review of the bank's service charges completed last spring resulted in a new service charge schedule which went into effect in May accounting for the increased income. Additionally, trust income increased $16,000 due to growth in trust assets. Partially offsetting these increases was a $6,000 decrease in gain on loan sales and an $8,000 decrease in "other" income. For the year, non-interest income increased $409,000 (28%). The increase was primarily due to a $375,000 (29%) increase in service charge income. In addition to the increases that resulted from the changes in service charges assessed in 2000, service charge income in the first quarter of 1999 was uncharacteristically low due to computer conversion related problems. Additionally trust income was $40,000 higher for the year and gain on the sale of loans increased $18,000. Other income decreased $24,000 primarily due to the write off of some computer equipment in 2000 and because some repossessed property was sold at a gain in 1999.

Non-interest Expense                                Third Quarter                     Year-to-Date
--------------------
(in thousands)                                    2000         1999                 2000          1999
                                                  ----         ----                 ----          ----
Total                                             $2,717       $2,449              $7,582        $6,948
                                                  ======       ======              ======        ======

Non-interest expense increased $268,000 (11%) in the third quarter of 2000 compared to the same period last year. There were increases in salaries and benefits expense of $169,000 (14%) principally due to an increase in the profit sharing accrual, a result of the company's improved earnings in 2000. Occupancy expense increased $45,000 (26%) primarily due to the costs associated with a new branch which opened in August of last year. Professional fees increased $38,000 (30%) primarily due to the write off of architectural fees amounting to approximately $70,000 related to a branch project which has been abandoned. Michigan Single Business Tax increased $48,000 this year compared to the third quarter of last year. In 1999 the company benefited from tax credits due to the investment in fixed assets that resulted from the opening of the new branch in the third quarter. Other non-interest expense increased $65,000 (14%) in the current year.

For the first three quarters of the year, non-interest expense increased $634,000 (9%) compared to the prior year. There was a $519,000 (15%) increase in salaries and benefits, made up of a $135,000 (5%) increase in salary expense, a $55,000 (48%) increase in health insurance costs, and a $320,000 (109%) increase in profit sharing accruals. The increase in salary expense was the result of increased staff due to the new branch and normal salary increases. The increase in health insurance cost is partly because last year the Company had some credits in the plan which kept 1999 costs low. The increase in profit sharing accruals is the result of increased earnings in the current year. Occupancy expense is $62,000 (12%) higher due to the new branch which was opened in the third quarter of last year. Equipment expense is $168,000 (34%) higher due to increased maintenance and depreciation costs related to the purchase of enhanced technology used at the new branch as well as normal computer equipment and software upgrades. Michigan taxes are $70,000 (57%) higher due to improved earnings and the 1999 tax credit mentioned above. The provision for real estate losses represents an accrual for possible losses related to a piece of property the Company is attempting to sell. Management analyzes the value of the property quarterly based on information available to management regarding the property's salabilty.

Income Tax Expense                                  Third Quarter                   Year-to-Date
------------------
(in thousands)                                    2000         1999                2000        1999
                                                  ----         ----                ----        ----
         Total                                    $592         $469               $1,518      $1,130
                                                  ====         ====               ======      ======

Fluctuations in income taxes resulted primarily from changes in the level of profitability.

Capital (in thousands)                      September 30, 2000                  December 31, 1999
-------                                     ------------------                  -----------------
Stockholders' Equity*                           $28,184                              $25,503
Ratio of Equity to Total Assets                   8.71%                                8.60%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($55,000) at September 30, 2000 and ($191,000) at December 31, 1999.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders' equity, excluding the securities valuation adjustment, increased $2,700,000 (11%) during the first nine months of the year. This increase was principally the result of net income earned by the company reduced by dividends paid of $940,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at September 30, 2000 was 9.51%, and total risk-based capital was 10.76%. At September 30, 1999 these ratios were 10.05% and 11.30% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank 's leverage ratio was 8.16% at September 30, 2000 and 7.72% in 1999. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 2 percentage points above the 3% minimum to be classified as a well capitalized institution.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999 a new branch of the Bank was built on land valued at approximately $800,000. The Company is currently attempting to sell the remaining acreage which is not needed for the branch. The current book value of the land is $2,700,000. Improvements needed to enhance the salability of the property are not expected to exceed $200,000.

The Company also owns two other branch sites, one in Howell which cost approximately $250,000 and one in Hamburg which cost approximately $330,000. The Company expects to commence building the two new branches in 2001 with at least one completed in that year. Additionally, the Company will expand its computer facility in 2001 to provide additional space for back office functions. All of the building projects are expected to be financed from internally generated funds.

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

Since the Company does not hold derivatives, SFAS 133, as amended by SFAS 137 and SFAS 138, is not expected to have a material impact on the Company's financial condition or operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the market risk faced by the Company since December 31, 1999 other than previously discussed.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
       There are none applicable.

(b)  Reports on Form 8-K:
       There were no reports on Form 8-K filed during the third quarter of 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer


                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer



DATE:  October 9, 2000