Form 10-K
period 2000-12-31
FNBH BANCORP INC
filed 2001-03-29
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                              --------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share price of $42 as of March 1, 2001, was $65,845,416 (common stock, no par value). As of December 31, 2000 there were outstanding 1,567,748 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement and appendix dated March 23, 2001 for the Annual Meeting of Shareholders to be held April 25, 2001 are incorporated by reference into Parts I, II and III of this report.

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

     The Bank was originally organized in 1934 as a national banking association. As of March 1, 2001, the Bank had approximately 125 full-time and part-time employees. None of the Bank's employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily four communities, Howell, Brighton, Hartland, and
Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

     On November 26, 1997 H.B. Realty Co., a subsidiary of the Company, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

     The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler's checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $16,000,000, of which $10,000,000 is available, $6,000,000 funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank's legal lending limit if made solely by the Bank.

     The Bank's deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2000, 43% of outstanding loans were for either commercial or residential construction or development. As of December 31, 2000, the Bank's certificates of deposit of $100,000 or more constituted approximately 11% of total deposit liabilities. The Bank's deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

     The Company's cash revenues are derived primarily from dividends paid by the Bank. The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 81% of total revenues for the period ended December 31, 2000 and 79% of total revenues for the period ended December 31, 1999. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 10% of total revenues in 2000 and 12% of total revenues in 1999. Revenues were also generated from deposit service charges and other financial service fees.

     The Bank provides real estate, consumer, and commercial loans to customers in its market. Fifty-five percent of the Bank's loan portfolio is in fixed rate loans. Most of these loans, approximately 83%, mature within five years of issuance. Approximately $26,000,000 in loans (or about 10% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-two percent of the Bank's interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $121,400,000 in certificates, $76,500,000 mature within a year, with the majority of the balance maturing within a five year period.

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

     As described in more detail below, the Bank's cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 2000, was 16% asset sensitive, compared to 1% asset sensitive at December 31, 1999. See discussion and table under "Quantitative and Qualitative Disclosures about Market Risk" in Item 7 below.

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

     The Bank's investment policy is considered by management to be generally conservative. It provides for unlimited investment in U.S. government and agency bonds, with a maximum maturity of five years. Municipal bonds may be purchased to provide nontaxable income, with the maximum life of municipal bonds limited to approximately ten years with a double A rating or better. A single A rated bond may be purchased if it matures in four years or less. Non-rated bonds may be purchased from local communities that are familiar to the Bank, with a maximum block size of a single purchase limited to $300,000. Investments in states other than Michigan may not exceed 20% of the municipal portfolio, and investments in a single issuer may not exceed 10% of equity capital. Mortgage backed securities, which are fully collateralized by securities issued by government sponsored agencies, may be purchased in block sizes of up to $1,000,000, provided the average life expectancy does not exceed seven years. In addition, certain collateralized mortgage obligations may be purchased if their average life does not exceed five years. In any case, investments in mortgage backed securities may not exceed 10% of the investment portfolio.

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

Bank Competition

     The Bank has seven offices within the four communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Hartland, and Fowlerville. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Old Kent Bank, National City Bank, D&N Bank, and Bank One. Each of these financial institutions, which are headquartered in larger metropolitan areas, have significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally owned financial institution. Based on deposit information as of June 30, 2000, the Bank holds approximately 19.87% of local deposits, compared to approximately 19.74% held by Old Kent Bank, approximately 10.84% held by D&N Bank, approximately 11.06% held by National City Bank, and approximately

8.79% held by Bank One. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank's markets, Old Kent Bank maintains five branch offices, National City Bank operates six branch offices, D&N Bank has five branch offices, and Bank One has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank's market. However, the purchase of Old Kent Bank by Fifth Third Bank may have an impact on competition.

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

Growth of Bank

     The following table sets forth certain information regarding the growth of the Bank:

                                                                Balances as of December 31,
                                                                ---------------------------
                                                                      (in thousands)
                                              2000           1999          1998           1997           1996
                                              -----          ----          ----           ----           ----
Total Assets                              $348,363       $296,419      $264,894       $226,314       $202,009
Loans, Net of Unearned Income              255,414        209,952       185,018        158,397        136,067
Securities                                  39,311         50,598        38,646         43,725         47,257
Noninterest-Bearing Deposits                55,252         47,980        47,402         41,631         35,048
Interest-Bearing Deposits                  254,961        221,210       192,155        160,668        145,896
Total Deposits                             310,214        269,190       239,557        202,299        180,944
Shareholders' Equity                        28,887         25,312        23,497         21,732         19,597

     Through 1998, the Bank operated six branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one on the east side of Brighton, one in Hartland, one in the village of Fowlerville, and the sixth is a grocery store branch, located west of downtown Howell. In August of 1999, the Bank opened a new regional facility on the west side of Brighton. As of December 31, 2000, this new branch had approximately $22,000,000 in deposits. In the time period presented, all of the Bank's branches grew due to general growth in the county.

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

Recent Legislation

     The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") removed large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers more financial products and services. The GLB Act provides for a new regulatory framework for regulation through the "financial holding company," which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. In order to qualify as a financial holding company, a bank holding company must file an election to become a financial holding company and each of its banks must be "well capitalized" and "well managed." In addition, the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

     The Company believes that the GLB Act could significantly increase competition in its business and, from time to time, will be evaluating in its planning process the desirability of electing to become a financial holding company. The Company believes that it is qualified to elect financial holding company status but has not yet decided to do so.

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

     Subject to certain exceptions, a bank holding company is also prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One of the exceptions to this prohibition permits activities by a bank holding company or its subsidiaries which the Federal Reserve Board has determined, as of the day before the enactment of the GLB act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has adopted regulations prescribing those activities which it presently regards as permissible for bank holding companies and their subsidiaries. Some of these activities include: performing certain data processing services; certain personal and real property leasing; making, acquiring, or servicing loans and other extensions of credit as would be made by a mortgage, finance, credit card or other factoring company; bank related courier services; and, under certain circumstances, acting as any or all of the following: investment or financial advisor, insurance agent or broker, and underwriter for credit life insurance and credit accident and health insurance. The Act does not place geographic restrictions on the activities of the nonbank subsidiaries of bank holding companies. The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies.

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

     The Federal Reserve Board provides guidelines for the measurement of capital adequacy of bank holding companies. The Company's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Company's Tier 1 risk-based capital ratio, at December 31, 2000, was 10.70% and total risk-based capital was 11.96%. At December 31, 1999, these ratios were 11.36% and 12.62%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. These same capital ratios are applied at the bank level by the Federal Deposit Insurance Corporation, under which a well-capitalized bank is defined as one with at least 10% risk-based capital. Capital guidelines also provide for a standard to measure risk-based capital to total assets. This is referred to as the leverage ratio. The Company 's leverage ratio at December 31, 2000 was 9.19%, while at December 31, 1999 it was 9.13%. The minimum standard leverage ratio is 3%. See also "Capital" discussion in Item 7 below.

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

     As required by the Deposit Insurance Funds Act of 1996, in 1997 the Bank commenced making payments to the FDIC for the Financing Corporation (FICO) bonds that were issued previously. The FICO rate for BIF member banks is 2.06 basis points annually applied to assessable deposits. During 2000 the Bank paid $53,000 to the FDIC.
     In 1996 the Michigan Legislature adopted the Credit Reform Act. This statute, together with amendments to other related laws, permits regulated lenders, indirectly including Michigan-chartered banks, to charge and collect higher rates of interest and increased fees on certain types of loans to individuals and businesses. The laws prohibit "excessive fees and charges," and authorize governmental authorities and borrowers to bring actions for injunctive relief and statutory and actual damages for violations by lenders. The statutes specifically authorize class actions, and also civil money penalties, for knowing and willful or persistent violations.

I  SELECTED STATISTICAL INFORMATION

(A)  Distribution of Assets, Liabilities, and Shareholders' Equity:
(B)  Interest Rates and Interest Differential:


     The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2000, 1999, and 1998.

     Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank's interest margin increased 18 basis points in 2000 as a result of an increase of 51 basis points in yield on earning assets, partially offset by an increase of 43 basis points in the interest cost on deposits. In 1999 the interest margin decreased 28 basis points due to a 49 basis point decrease in yield on earning assets while interest cost decreased 38 basis points.

                                           Yield Analysis of Consolidated Average Assets and Liabilities
                                                              (dollars in thousands)

                                                  2000                           1999                               1998
                                                  ----                           ----                               ----
                                  Average                   Yield/    Average                Yield/     Average               Yield/
                                  Balance       Interest     Rate     Balance   Interest     Rate       Balance    Interest    Rate
                                  -------       --------     ----     -------   --------     ----       -------    --------    ----
Assets:
Interest earning assets:
Short term investments             $  4,278       $271.7    6.35%    $10,384       $507.5    4.89%       $8,630       $449.1   5.20%
Securities:
    Taxable                          29,283      1,607.9    5.49%     30,051      1,526.1    5.08%       23,019      1,386.9   6.02%
   Tax-exempt                        18,580      1,220.3    6.57%     16,896      1,165.6    6.90%       15,221      1,085.1   7.13%
Loans(1)(2)                         238,697     23,407.8    9.81%    198,448     18,790.8    9.47%      175,873     17,317.6   9.85%
                                 ----------   ----------           ---------   ----------              --------    ---------
Total earning assets and total
   interest income                  290,838    $26,507.7    9.11%    255,779    $21,990.0    8.60%      222,743    $20,238.7   9.09%
                                              ---------                         ---------                          ---------
Cash & due from banks                11,615                           11,680                              9,836
 All other assets                    16,022                           15,955                             11,335
Allowance for loan loss              (4,911)                          (4,219)                            (3,777)
                                    -------                           ------                             ------
   Total assets                    $313,564                         $279,195                           $240,137
                                   ========                        =========                          =========

Liabilities and
   Shareholders' Equity
Interest bearing deposits:
Savings, money market, NOW         $120,770      $3,434.0   2.84%   $111,141     $2,991.6    2.69%      $91,552     $2,772.5   3.03%
Time                                104,669       6,158.5   5.88%     92,802      4,970.0    5.36%       81,119      4,617.2   5.69%
 FLHB and other borrowings            6,259         449.3   7.18%         98          5.3    5.40%          179         10.7   5.98%
                                                ---------          ---------       ------             ---------   ----------
Total interest bearing
  liabilities and total interest
  expense                           231,698     $10,041.8   4.33%    204,041     $7,966.9    3.90%      172,850     $7,400.4   4.28%
                                                ---------                        --------                           --------
Non-interest bearing deposits        51,428                           48,240                             43,619
All other liabilities                 3,220                            2,232                              1,751
Shareholders' Equity                 27,218                           24,682                             21,917
                                     ------                           ------                             ------
Total liabilities and
   shareholders' equity            $313,564                         $279,195                           $240,137
                                   ========                         ========                           ========
Interest spread                                             4.78%                            4.70%                             4.81%
                                                            ====                             =====                             =====
Net interest income-FTE                         $16,465.9                       $14,023.1                          $12,838.3
                                                =========                       =========                          =========
Net interest margin                                         5.66%                            5.48%                             5.76%
                                                            =====                            =====                             =====

(1) Nonaccruing loans are not significant during the three year period and, for purposes of the computations above, are included in average daily loan balances.
(2) Interest on loans includes origination fees totaling $690,000 in 2000, $710,000 in 1999, and $600,000 in 1998.

(C) The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                                Year ended                                Year ended
                                       December 31, 2000 compared to            December 31, 1999 compared to
                                       Year ended December 31, 1999             Year ended December 31, 1998
                                       ----------------------------             ----------------------------

                                       Amount of Increase/(Decrease)            Amount of Increase/(Decrease)
                                            due to change in                         due to change in
                                            ----------------                         ----------------
                                                                Total                                  Total
                                                               Amount                                  Amount
                                                                 Of                                      of
                                                  Average     Increase/                  Average     Increase/
                                     Volume        Rate      (Decrease)     Volume        Rate       (Decrease)
                                     ------        ----      ----------     ------        ----       ----------
Interest Income:
Short term investments....           $ (298)       $  62       $ (236)       $  91       $ (33)         $  58
Securities:
                                        (39)         121           82          424        (284)           140
Taxable...........................
  Tax                                   116          (61)          55          119         (39)            80
Exempt....................
Loans................................ 3,811          806        4,617        2,223        (750)         1,473

  Total interest income......       $ 3,590       $  928       $4,518      $ 2,857     $(1,106)       $ 1,751

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts..              $ 259        $ 183     $    442       $  593      $ (374)        $  219
                                        636          553        1,189          665        (312)           353
Time................................
FHLB & other borrowings.                426           18          444           (5)                        (6)
                                                                                            (1)

   Total interest expense....       $ 1,321        $ 754      $ 2,075      $ 1,253      $ (687)        $  566

Net interest income (FTE)            $2,269        $ 174      $ 2,443      $ 1,604       $(419)       $ 1,185

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II  SECURITIES PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:

                                                                     (in thousands)
                                                        2000              1999             1998
                                                        ----              ----             ----
Held to maturity:
U.S. Treasury                                       $      0          $      0         $  1,999
States and political subdivisions                     18,887            17,709           16,279
Mortgage-backed securities                               577               335              602
                                                         ---               ---              ---
   Total                                            $ 19,464          $ 18,044         $ 18,880
Available for sale:
U.S. Treasury                                       $ 13,028          $ 22,860         $ 12,092
U.S. Government agencies                               5,986             8,861            6,982
Mortgage-backed securities                                 0                 0                0
FRB Stock                                                 44                44               44
FHLB Stock                                               789               789              648
                                                    --------          --------         --------
   Total                                            $ 19,847          $ 32,554         $ 19,766

     (B) The following table sets forth contractual maturities of securities at December 31, 2000 and the weighted average yield of such securities:

                                                             (dollars in thousands)
                                                     Maturing After One Maturing After Five
                               Maturing Within One    But Within Five   But Within Ten Years Maturing After Ten
                                               ----              -----             ---------                ---
                                       Year                Years                                    Years

                                    Amount     Yield     Amount    Yield     Amount    Yield     Amount     Yield
                                    ------     -----     ------    -----     ------    -----     ------     -----
Held to maturity
   States and political
      subdivisions                   $ 895     7.07%     $7,685    6.80%    $10,307    6.34%          0
   Mortgage backed
      Securities                       460     5.30%        117    5.62%          0                   0
                                       ---                  ---                   -                   -
      Total                        $ 1,355     6.47%     $7,802    6.78%    $10,307    6.34%         $0
                                   =======               ======             =======                  ==
Tax equivalent adjustment
   for calculations of yield           $14                 $113                $180
                                       ===                 ====                ====
Available for sale
   U.S. Treasury                   $11,010     5.83%     $2,018    6.57%
   U.S. Agency                      $2,992     6.13%     $2,994    5.58%
   FRB Stock                                                                                       $ 44     6.00%
   FHLB Stock                                                                                       789     8.25%
                                                                                                    ---
      Total                        $14,002     5.89%     $5,012    5.98%         $0                $833     8.13%
                                   =======               ======                  ==                ====

     The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

                                                                                         Rate on Tax
                                 Tax-Exempt Rate              Adjustment              Equivalent Basis
                                 ---------------              ----------              ----------------
Under 1 year                          5.44%                      1.63%                      7.07%
1-5 years                             5.17%                      1.63%                      6.80%
5-10 years                            4.71%                      1.62%                      6.34%

     Additional statistical information concerning the Bank's securities portfolio is incorporated by reference in Note 2 of the Company's Consolidated Financial Statements for the year ended December 31, 2000 included in the Appendix to the Company's definitive proxy statement, dated March 23, 2001, relating to the April 25, 2001, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

III LOAN PORTFOLIO

     (A) The table below shows loans outstanding at December 31:

                                                                       (in thousands)
                                                       2000        1999         1998        1997         1996
                                                       ----        -----        ----        ----         ----
Secured by real estate:
   Residential first mortgage                      $ 31,328    $ 29,904     $ 38,051    $ 38,073     $ 36,148
   Residential home equity/other junior liens         9,999       7,822        9,106      13,665       12,883
   Construction and land development                 35,020      23,375       23,048      19,490       14,042
   Other                                            105,041      89,809       68,960      53,743       43,006
Consumer                                             20,700      16,811       16,653      14,011       12,272
Commercial                                           45,239      38,891       26,058      18,299       15,830
Other                                                 8,897       4,043        3,770       1,729        2,360
                                                     ------      ------      -------      ------        -----
   Total Loans (Gross)                             $256,224    $210,655     $185,646    $159,010     $136,541

     The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company's Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to evaluate the adequacy of the allowance for loan losses.

     (B) The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are in the periods indicated.

                                                                          Maturing
                                                                          --------
                                                                       (in thousands)
                                                                    After one
                                                     Within one     but within      After five
                                                        year        five years        years         Total
                                                        ----        ----------        -----         -----
Real estate construction & land development....       $23,180        $11,840             0        $ 35,020
Real estate other (secured by commercial &
  multi-family)................................        12,391         90,017         2,633         105,041
 Commercial (secured by business assets or
  Unsecured)...................................        18,963         25,570           706          45,239
Other (loans to farmers, political
  Subdivisions, & overdrafts)                           1,674          2,076         5,147           8,897
                                                      -------       --------        ------        --------
Totals.........................................       $56,208       $129,503        $8,486        $194,197

     Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

                                                                Interest Sensitivity
                                                                --------------------
                                                                   (in thousands)
                                                        Fixed Rate                Variable Rate
                                                        ----------                -------------
Due after one but within five years..............        $88,114                     $41,389
Due after five years.............................          7,671                        815

     (C) Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

                                                                  (dollars in thousands)
                                             2000           1999           1998           1997           1996
                                             ----           ----           ----           ----           ----
Nonperforming Loans:
Nonaccrual loans                             $608          $ 173         $1,519           $809          $ 109
Loans past due 90 days or more                209              4             25            249            448
                                              ---              -             --           ----            ---
    Total nonperforming loans                $817          $ 177         $1,544         $1,058          $ 557
                                             ====          =====         ======         ======          =====
Percent of total loans                       .32%           .08%           .83%           .67%           .41%

     Additional information concerning nonperforming loans, the Bank's nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 4 of the Company's Consolidated Financial Statements for the year ended December 31, 2000 included in the Appendix to the Company's definitive proxy statement, dated March 23, 2001, relating to the April 25, 2001, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

     There were no other interest bearing assets, at December 31, 2000, that would be required to be disclosed under Item III(C), if such assets were loans.

     There were no foreign loans outstanding at December 31, 2000.

IV SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                                      (dollars in thousands)
                                                       2000        1999        1998        1997        1996
                                                       ----        ----        ----        ----        ----
Loans:
  Average daily balance of loans for the year....    $238,860    $198,448    $175,873    $148,096    $130,648
  Amount of loans (gross) outstanding at end
    of the year..................................     256,224     210,655     185,646     159,011     136,541
Allowance for loan losses:
   Balance at beginning of year..................       4,483       3,958       3,424       3,335       3,097
   Loans charged off:
      Real estate................................           0           0         110           0          70
      Commercial.................................         526         322          63         375         129
      Consumer...................................          83         164         129         124          88
                                                           --         ---         ---         ---          --
          Total charge-offs......................         609         486         302         499         287
   Recoveries of loans previously charged off:
       Real estate...............................           0          35          96          32           1
       Commerical................................          79          98          51          43          31
       Consumer                                            40          38          49          27          45
                                                           --          --          --          --          --
           Total recoveries......................         119         171         196         102          77

Net loans charged off............................         490         315         106         397         210
Additions to allowance charged to operations.....       1,200         840         640         486         448
                                                        -----         ---         ---         ---         ---
           Balance at end of year................      $5,193      $4,483      $3,958      $3,424      $3,335

Ratios:
   Net loans charged off to average loans
       outstanding                                       .21%        .16%        .06%        .27%        .16%
   Allowance for loan losses to loans
       outstanding                                      2.03%       2.13%       2.13%       2.15%       2.44%

     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

     (B) The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

                                                            (dollars in thousands)
                             2000               1999               1998               1997              1996
                             ----               ----               ----               ----              ----
                        Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent   Amount  Percent
                        ------  -------    ------  -------    ------  -------    ------  -------   ------  -------
Commercial......        $4,725   77.0%     $3,803   77.6%     $3,384   74.1%     $2,785   69.2%    $2,401   66.7%
Consumer........           315   12.2%        441   11.8%        355   12.5%        332   15.6%       465   16.2%
Real Estate......          153   10.8%        239   10.6%        219   13.4%        307   15.2%       457   17.1%
                           ---                ---                ---                ---               ---
      Total......       $5,193   100%      $4,483    100%     $3,958    100%     $3,424    100%    $3,335    100%
                        ======   ====      ======    ====     ======    ====     ======   =====    ======

V  DEPOSITS

     The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

                                                                   (dollars in thousands)
                                                    2000                    1999                    1998
                                                    ----                    ----                    ----
                                            Average                 Average                 Average
                                            Balance       Rate      Balance       Rate      Balance       Rate
                                            -------       ----      -------       ----      -------       ----
Non-interest bearing demand                 $51,428                 $48,240                 $43,619
Savings, money market and NOW               120,769       2.84%     111,141       2.69%      91,552       3.03%
Time deposits                               104,669       5.88%      92,802       5.36%      81,119       5.69%
                                            -------                  ------                  ------
      Total                                $276,866       4.26%    $252,183       3.90%    $216,290       4.28%
                                           ========                ========                ========

     The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2000 is incorporated by reference to Note 8 of the Company's Consolidated Financial Statements for the year ended December 31, 2000 included in the Appendix to the Company's definitive proxy statement, dated March 23, 2001, relating to the April 25, 2001, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

VI  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                             2000           1999          1998           1997           1996
                                             ----           ----          ----           ----           ----
Net income as a percent of:
   Average common equity                    18.76%         15.05%        17.83%         17.84%         19.12%
   Average total assets                      1.63%          1.33%         1.63%          1.79%          1.88%

     Additional  performance ratios are set forth in Selected Financial Data, in
Item 6, Part II of this Report. Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Appendix to the Company's definitive proxy statement, dated March 23, 2001, relating to the April 25, 2001, Annual Meeting of Shareholders and is incorporated herein by reference.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                       Additional Item--Executive Officers

     Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 2000:

                                                                            First Selected as an Officer
        Name (Age)                        Position with Company                   of the Company
        ----------                        ---------------------                   --------------
Barbara D. Martin (54)              President,  Chief Executive Officer,             1983
                                    and  Director of the Company and the
                                    Bank
Barbara J. Nelson (53)              Secretary/Treasurer  of the  Company             1985
                                    and    Senior    Vice     President,
                                    Cashier,    and   Chief    Financial
                                    Officer of the Bank
Herbert W. Bursch (48)              Senior   Vice   President,    Retail             1999
                                    Services, of the Bank
James Wibby (50)                    Senior   Vice   President,    Senior             1997
                                    Lender, of the Bank
Nancy Morgan (50)                   Vice  President,  Human Resources of             1988
                                    the Bank
Jerry Armstong (41)                 Vice President,  Operations,  of the             1997
                                    Bank

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 1999, through December 31, 2000, there were, so far as the Company's management knows, 301 sales of shares of the Company's Common Stock, involving a total of 52,305 shares. The price was reported to management in these transactions; however there may have been other transactions involving the Company stock at prices not reported to management. During this period, the highest price known to be paid was $42.00 per share throughout 2000 and during the last two quarters of 1999, and the lowest price was $40.00 per share in the first two quarters of 1999. To the knowledge of management, the last sale of Common Stock occurred on February 23, 2001.

     As of March 1, 2001, there were approximately 850 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1999 and 2000, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

Sales price and dividend information for the years 1999 and 2000:

                                               Sales Prices                      Cash Dividends Declared
                                               ------------                      -----------------------
            1999                       High                    Low
            ----                       ----                    ---
First Quarter                         $40.00                  $40.00                      $0.20
Second Quarter                        $40.00                  $40.00                      $0.20
Third Quarter                         $42.00                  $40.00                      $0.20
Fourth Quarter                        $42.00                  $42.00                      $0.5 0(1)

            2000                       High                    Low
            ----                       ----                    ---
First Quarter                         $42.00                  $42.00                      $0.20
Second Quarter                        $42.00                  $42.00                      $0.20
Third Quarter                         $42.00                  $42.00                      $0.20
Fourth Quarter                        $42.00                  $42.00                      $0.55(2)

(1)  Includes a special dividend of $0.30 per share.
(2)  Includes a special dividend of $0.35 per share.


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

Item 6 - Selected Financial Data

     The information set forth under the caption "Summary Financial Data" on page 52 of the Appendix to the Company's definitive proxy statement, as filed with the Commission and dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 39 through 51 of the Appendix to the Company's definitive proxy statement, as filed with the Commission and dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 7a - Quantitative and Qualititative Disclosures about Market Risk Included in Management's Discussion and Analysis


Item 8 - Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data of the Company appear on pages 12 to 38 of Appendix I to the Company's definitive Proxy Statement, dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Stockholders' Equity and Comprehensive Income Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statement
        Independent Auditors' Report
        Quarterly financial data relating to results of operations for the years ended December 31, 2000 and 1999 are reported on page 38 of Appendix I.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
     The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Company's definitive proxy statement, as filed with the Commission and dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.


Executive Officers
     The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11 - Executive Compensation

     The information set forth under the caption "Summary Compensation Table" on pages 5 through 7 of the Company' s definitive proxy statement, as filed with the Commission and dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on page 5 and "Shareholder Return Performance Graph" on page 9 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Ownership of Common Stock" on page 8 of the Company's definitive proxy statement, as filed with the Commission and dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions with Management" on page 7 of the Company's definitive proxy statement, as filed with the Commission and dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  1.  Financial Statements
     All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix I to the Registrant's Definitive Proxy Statement, dated March 23, 2001, relating to the April 25, 2001 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

     2.  Financial Statement Schedules
         Not applicable.

     3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 15, 2001.

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


W. Rickard Scofield, Chairman of the Board        /s/ W. Rickard Scofield


Donald K. Burkel, Vice Chairman of the Board      /s/ Donald K. Burkel


Gary R. Boss, Director                            /s/ Gary R. Boss


Harry E. Griffith, Director                       /s/ Harry E. Griffith


Dona Scott Laskey, Director                       _________________________


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


Randolph E. Rudisill, Director                    /s/ Randolph E. Rudisill


R. Michael Yost, Director                         /s/ R. Michael Yost

                                  EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number                                                                      Page
------                                                                      ----
(13) Pages 11-52 of Appendix I to the Company's Proxy Statement, dated March 23, 2001, for the Annual Meeting of Shareholders to be held April 25, 2001 representing that portion of the Appendix incorporated by reference in this report. This Appendix was filed with the Commission as part of the Company's Proxy Statement and was delivered to  Company  shareholders  in  compliance  with  Rule  14(a)-3  of the
     Securities Exchange Act of 1934, as amended..............................38

(21) Subsidiaries of the Registrant...........................................40

(23) Consent of Public Accountants

(24) Power of Attorney (included in signature section)

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
3.1   Restated Articles of Incorporation       Exhibit 3.1 of Form 10, effective
      of the Registrant                        June 30, 1995 ("Form 10")

3.2   Amendment to the Company's Articles      Appendix I of Proxy Statement
      of Incorporation to Increase             dated March 17, 1998
      Authorized Shares

3.3   Bylaws of the Registrant                 Exhibit 3.2 of Form 10

4     Form of Registrant's Stock Certificate   Exhibit 4 of Form 10

      Material Contracts:

10.1  Howell Branch Lease Agreement            Exhibit 10.2 to Form 10

10.2  Company's Long Term Incentive Plan*      Appendix II of Proxy Statement
                                               dated March 17, 1998

10.3  FNBH Bancorp Inc. Employees' Stock       Exhibit 4 to Registration
      Purchase Plan*                           Statement on Form S-8
                                               (Reg. No. 333-46244)
*Represents a compensation plan

EXHIBIT 13


                                   APPENDIX I


     FNBH Bancorp, Inc. is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the "Bank"). The Corporation was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective May 1989. The Bank was originally organized in 1934 as a national banking association. The Bank serves primarily four communities, Howell, Brighton, Hartland, and Fowlerville, all of which are located in Livingston County, Michigan.

                              FINANCIAL INFORMATION
                      FNBH BANCORP, INC., AND SUBSIDIARIES


                                                                            Page

Independent Auditor's Report................................................ 12

Consolidated Balance Sheets................................................. 13

Consolidated Statements of Income........................................... 15

Consolidated Statements of Stockholders' Equity............................. 17

Consolidated Statements of Cash Flows....................................... 18

Notes to Consolidated Financial Statements.................................. 20

Management's Discussion and Analysis........................................ 39

Summary Financial Data...................................................... 51

Stock and Earnings Highlights............................................... 52

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
FNBH Bancorp, Inc.:


We have audited the consolidated balance sheets of FNBH Bancorp, Inc. and subsidiaries ("Corporation") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-y ear period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/ KPMG LLP


January 19, 2001

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 2000 and 1999

 Asset                                                                    2000                        1999
                                                                   ----------------            ----------------
Cash and cash equivalents:
    Cash and due from banks                                        $     17,501,547                  12,113,652
     Short-term investments                                              25,743,118                  12,300,630
                                                                   ----------------            ----------------
                  Total cash and cash equivalents                        43,244,665                  24,414,282

Investment securities held to maturity, net
    (fair value of $19,218,000 in 2000 and $17,650,000                   18,886,677                  17,709,401
    in 1999)
Investment securities available for sale, at fair value                  19,847,480                  32,554,004

Mortgage-backed securities held to maturity, net (fair                      576,994                     334,451
value of $578,000 in 2000 and $330,000 in 1999)
                                                                   ----------------            ----------------
                  Total investment and mortgage-backed                   39,311,151                  50,597,856
                  securities
Loans:
    Commercial                                                          197,203,204                 163,469,045
    Consumer                                                             31,180,063                  24,826,156
    Real estate mortgage                                                 27,840,497                  22,360,282
                                                                   ----------------            ----------------
                  Total loans                                           256,223,764                 210,655,483

    Less unearned income                                                   (809,746)                   (703,849)
    Less allowance for loan losses                                       (5,193,263)                 (4,483,283)
                                                                   ----------------            ----------------
                  Net loans                                             250,220,755                 205,468,351

Bank premises and equipment, net                                          8,238,743                   9,009,661
Land held for sale, net                                                   1,530,290                   2,835,290
 Accrued interest income and other assets                                 5,817,824                   4,093,780
                                                                   ----------------            ----------------
                  Total assets                                     $    348,363,428                 296,419,220
                                                                   ================            ================

See accompanying notes to consolidated financial statements.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 2000 and 1999

Liabilities and Stockholders' Equity                                                      2000                 1999
                                                                                 -----------------      ---------------
Deposits:
    Demand (non-interest bearing)                                                $      55,252,490           47,980,695
    NOW                                                                                 34,637,247           34,645,921
    Savings and money market accounts                                                   98,887,217           89,862,739
    Time                                                                               121,436,864           96,701,098
                                                                                 -----------------      ---------------
                  Total deposits                                                       310,213,818          269,190,453

FHLB advances                                                                            6,000,000                   --
Accrued interest, taxes, and other liabilities                                           3,262,975            1,917,121
                                                                                 -----------------      ---------------
                  Total liabilities                                                    319,476,793          271,107,574

Commitments and contingencies

Stockholders' equity:
    Common stock, $-0- par value. Authorized 4,200,000 shares;  1,567,748 shares issued and outstanding at December 31, 2000 and 1,565,203 shares issued
       and outstanding at December 31, 1999                                              5,025,476            4,919,280
    Retained earnings                                                                   24,027,158           20,723,357
     Unearned management retention plan                                                   (183,188)            (139,597)
    Accumulated other comprehensive income (loss)                                           17,189             (191,394)
                                                                              --------------------- --------------------
                  Total stockholders' equity                                            28,886,635           25,311,646
                                                                              --------------------- --------------------

                  Total liabilities and stockholders' equity              $            348,363,428          296,419,220

See accompanying notes to consolidated financial statements.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statement of Income

                 Years ended December 31, 2000, 1999, and 1999

Years Ended                                                        2000                1999               1998
                                                          --------------------  ------------------  -----------------
Interest and dividend income:
    Interest and fees on loans                            $        23,254,289          18,725,205         17,293,769
    Interest and dividends on investment and
       mortgage-backed securities:
           U.S. Treasury securities                                 1,159,774             999,431          1,230,696
           Obligations of other U.S. Government
              agencies                                                376,491             461,654            111,575
           Obligations of state and political
              subdivisions                                            913,065             838,532            780,637
           Other securities                                            67,717              64,975             44,600
    Interest on short-term investments                                275,656             507,499            449,102
                                                          --------------------  ------------------  -----------------
                 Total interest and dividend income                26,046,992          21,597,296         19,910,379
                                                          --------------------  ------------------  -----------------
Interest expense:
    Interest on deposits                                            9,592,538           7,961,603          7,389,692
    Interest on other borrowings                                      449,272               5,283             10,712
                                                          --------------------  ------------------  -----------------
                 Total interest expense                            10,041,810           7,966,886          7,400,404
                                                          --------------------  ------------------  -----------------
                 Net interest income                               16,005,182          13,630,410         12,509,975

Provision for loan losses                                           1,200,000             840,000            640,000
                                                          --------------------  ------------------  -----------------
                 Net interest income after
                    provision for loan losses                      14,805,182          12,790,410         11,869,975

Non-interest income:
    Service charges and other fee income                            2,322,591           1,762,678          1,537,841
    Trust income                                                      192,568             143,707             80,438
    Gain on sale of loans                                              74,354              43,262            274,361
    Other                                                              14,377              65,456             61,201
                                                          --------------------  ------------------  -----------------
                 Total non-interest income                          2,603,890           2,015,103          1,953,841
                                                          --------------------  ------------------  -----------------

See accompanying notes to consolidated financial statements.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statement of Income

                  Years ended December 31, 2000, 1999, and 1998

                                                                    2000             1999                1998
Years Ended                                                  ------------------  ---------------    ----------------
Non-interest expenses:
    Salaries and employee benefits                            $       5,441,548        4,832,475           4,314,012
    Net occupancy expense                                               773,865          689,777             600,472
    Equipment expense                                                   885,036          741,580             724,265
    Professional and service fees                                       456,723          460,742             273,824
    Printing and supplies                                               239,059          335,574             248,406
     Michigan Single Business Tax                                       262,200          164,600             201,900
    Provision for real estate losses                                    155,000          300,000             205,000
    Other                                                             1,975,133        2,018,447           1,669,710
                                                              ------------------  ---------------    ----------------
                Total non-interest expenses                          10,188,564        9,543,195           8,237,589
                                                              ------------------  ---------------    ----------------
                Income before Federal income taxes                    7,220,508        5,262,318           5,586,227

Federal income taxes                                                  2,115,000        1,547,000           1,679,500
                                                              ------------------  ---------------    ----------------

                Net income                                    $       5,105,508        3,715,318           3,906,727
                                                              ==================  ===============    ================

Basic and diluted net income per share                        $            3.26             2.38                2.49
                                                              ==================  ===============    ================

Cash dividends per share                                      $            1.15             1.10                1.05
                                                              ==================  ===============    ================

See accompanying notes to consolidated financial statements.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998

                                                                                   Unearned      Accumulated
                                                                                  management       other
                                                     Common          Retained      retention    comprehensive
                                                     stock           earnings        plan          income           Total
                                                  -----------      ------------   -----------   -------------   ------------
Balances at December 31, 1997                       5,250,000       16,467,201           --         14,824       21,732,025

Repurchase of 15,000 shares at $35 per share         (525,000)              --           --             --         (525,000)
Issued 2,365 shares for management
  retention plan                                       82,775               --      (82,775)            --               --
Issued 400 shares for directors' compensation          14,000               --           --             --           14,000
Amortization of management retention plan                  --               --       16,555             --           16,555

Comprehensive income:
  Net income                                               --        3,906,727           --             --        3,906,727
  Changes in unrealized gain on securities
     available for sale, net of tax                        --               --           --         (2,633)          (2,633)
                                                                                                                ------------
          Total comprehensive income                                                                              3,904,094

Cash dividends ($1.05 per share)                           --       (1,645,141)          --             --       (1,645,141)
                                                  ------------     ------------   ----------    -----------     ------------
Balances at December 31, 1998                       4,821,775       18,728,787      (66,220)        12,191       23,496,533

Issued 2,435 shares for management
  retention plan                                       97,400               --      (97,400)            --               --
Issued 3 shares for employee awards                       105               --           --             --              105
Amortization of management retention plan                  --               --       24,023             --           24,023

Comprehensive income:
  Net income                                               --        3,715,318           --             --        3,715,318
  Changes in unrealized gain (loss) on securities
    available for sale, net of tax                         --               --           --       (203,585)        (203,585)
                                                                                                                ------------
          Total comprehensive income                                                                              3,511,733

Cash dividends ($1.10 per share)                           --       (1,720,748)          --             --       (1,720,748)
                                                  ------------     ------------   ----------   ------------     ------------
Balances at December 31, 1999                     $ 4,919,280       20,723,357     (139,597)      (191,394)      25,311,646

Issued 2,545 shares for management
  retention plan                                      106,890               --     (106,890)            --               --
Retired 337 shares for management
  retention plan                                      (12,725)              --       12,725             --               --
Issued 337 shares for employee stock                   12,031               --                          --           12,031
  purchase plan
Amortization of management retention plan                  --               --       50,574             --           50,574

Comprehensive income:
  Net income                                               --        5,105,508           --             --        5,105,508
  Changes in unrealized gain on securities
    available for sale, net of tax                         --               --           --        208,583          208,583
                                                                                                                ------------
          Total comprehensive income                                                                              5,314,091

Cash dividends ($1.15 per share)                           --       (1,801,707)          --             --       (1,801,707)
                                                  ------------     ------------   ----------   ------------     ------------
 Balances at December 31, 2000                    $ 5,025,476       24,027,158     (183,188)        17,189       28,886,635
                                                  ============     ============   ==========   ============     ============

See accompanying notes to consolidated financial statements.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998

                                                                        2000               1999                   1998
                                                                  ---------------    --------------        ---------------
Cash flows from operating activities:
   Net income                                                     $    5,105,508         3,715,318              3,906,727
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                       1,200,000           840,000                640,000
       Depreciation and amortization                                     912,832           760,047                681,339
       Deferred Federal income tax benefit                              (337,000)         (235,600)              (261,800)
       Net amortization on investment securities                          20,635            88,233                 44,771
       Earned portion of management retention plan                        50,574            24,023                 16,555
       Loss on disposal of equipment                                      80,800            18,358                 20,668
       Gain on sale of loans                                             (74,354)          (43,262)              (274,361)
       Proceeds from sale of loans                                     9,336,943        16,044,643             18,030,745
       Origination of loans held for sale                             (9,470,567)      (16,080,472)           (18,305,410)
       Provision for real estate losses                                  155,000           300,000                205,000
       Increase in accrued interest income and
             other assets                                               (237,044)         (109,238)            (2,121,678)
       Increase (decrease) in accrued interest, taxes,
             and other liabilities                                     1,238,554           (30,241)              (236,154)
                                                                  ---------------    --------------        ---------------
                Net cash provided by operating activities              7,981,881         5,291,809              2,346,402

Cash flows from investing activities:
   Purchases of available-for-sale securities                        (10,982,824)      (17,157,030)           (16,067,003)
   Proceeds from maturities of available-for-sale
     securities                                                       24,000,000         3,000,000             10,000,000
   Purchases of held-to-maturity securities                           (2,496,204)       (2,919,503)            (3,865,946)
   Proceeds from maturities and calls of held-to-
     maturity securities                                                 605,000         4,268,000             14,490,000
   Repayments from mortgage-backed securities
     held to maturity                                                    455,981           460,169                472,876
   Purchase of loans                                                  (2,325,000)               --                     --
   Net increase in loans                                             (43,419,426)      (25,181,161)           (26,536,607)
   Capital expenditures                                                 (222,714)       (2,498,605)            (3,017,056)
                                                                  ---------------    --------------        ---------------
                Net cash used in investing activities                (34,385,187)      (40,028,130)           (24,523,736)

See accompanying notes to consolidated financial statements.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998

                                                                        2000                1999               1998
                                                                ------------------  ------------------ ------------------
Cash flows from financing activities:
    Net increase in deposits                                     $     41,023,365          29,633,689         37,257,573
    Increase in borrowings                                              6,000,000                  --                 --
    Dividends paid                                                    (1,801,707)          (1,720,748)        (1,645,141)
    Shares issued for employee purchase plan                               12,031                  --                 --
    Shares repurchased                                                         --                  --           (525,000)
                                                                 -----------------  ------------------ ------------------
             Net cash provided by financing activities                 45,233,689          27,912,941         35,087,432

             Net increase (decrease) in cash and
                cash equivalents                                       18,830,383          (6,823,380)        12,910,098

Cash and cash equivalents at beginning of year                         24,414,282          31,238,662         18,738,564
                                                                 -----------------  ------------------ ------------------
Cash and cash equivalents at end of year                         $     43,244,665          24,415,282         31,648,662
                                                                 =================  ================== ==================
Supplemental disclosures:
    Interest paid                                                $      9,272,543           7,904,981          7,397,252
    Federal income taxes paid                                           2,208,000           1,607,000          2,085,000

    Supplemental schedule of noncash investing and
     financing activities:
          Loans transferred to other real estate                          649,203             900,000            335,713
          Loans charged off                                               608,520             485,657            301,674
                                                                 =================  ================== ==================

See accompanying notes to consolidated financial statements.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


(1)    Summary of Significant Accounting Policies

     (a)    Principles of Consolidation

          The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly-owned subsidiaries, First National Bank in Howell and H.B. Realty Co. All significant intercompany balances and transactions have been eliminated.

          First National Bank in Howell ("Bank") is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler's checks, night depository, safe deposit box, U.S. Savings Bonds, and trust services. The Bank serves primarily four communities - Howell, Brighton, Hartland, and Fowlerville - all of which are located in Livingston County, Michigan.

          H.B. Realty Co. was established on November 26, 1997 to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting and reporting policies of FNBH Bancorp, Inc. and subsidiaries ("Corporation") conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of these policies.

     (b)    Investment and Mortgage-backed Securities

          Investment securities held to maturity are those securities which management has the ability and positive intent to hold to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount.

          Investment securities that fail to meet the ability and positive-intent criteria are accounted for as securities available for sale and stated at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized.

          Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading securities are included in non-interest income.

          Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998

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

          The Bank originates mortgage loans for sale to the secondary market and sells the loans with servicing retained.

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

          Impaired loans have been identified in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 114. The Bank considers a loan to be impaired when it is probable that it will be unable to collect all or part of amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


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

          Real estate held for sale is recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Subsequent declines in estimated fair value and/or disposal costs are recorded as a component of non-interest expense.

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

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


     (i)    Statements of Cash Flows

          For purposes of reporting cash flows, cash equivalents include amounts
          due  from  banks  and   federal   funds  sold  and  other   short-term
          investments.

     (j)    Comprehensive Income

          SFAS No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Bank reports comprehensive income within the statement of stockholders' equity. Comprehensive income include s net income and any changes in equity from non-owner sources that bypass the income statement.

     (k)    Earning Per Share

          Earnings per share of common stock are based on the weighted average number of common shares outstanding during the year.

(2)    Investment and Mortgage-backed Securities

     A summary of the amortized cost and approximate fair value of investment securities at December 31, 2000 follows:

                                             Held to maturity                       Available for sale
                                      -------------------------------       -------------------------------
                                      Amortized         Approximate         Amortized           Approximate
                                        cost            fair value             cost             fair value
                                     ------------     ---------------      -------------       ------------
       U.S. Treasury and agency
         securities                  $         --                  --         18,988,741         19,014,730
       Obligations of states and
         political subdivisions        18,886,677          19,218,000                 --                 --
       Federal Reserve Bank stock              --                  --             44,250             44,250
       Federal Home Loan Bank stock            --                  --            788,500            788,500
                                     ------------      --------------      -------------      -------------
                                       18,886,677          19,218,000         19,821,491         19,847,480

       Mortgage-backed securities         576,994             578,000                 --                 --
                                     ------------      --------------      -------------      -------------
                                     $ 19,463,671          19,796,000         19,821,491         19,847,480
                                     ============      ==============      =============      =============

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998

     A summary of unrealized gains and losses on investment securities at December 31, 2000 follows:

                                                      Held to maturity                       Available for sale
                                            --------------------------------------  -------------------------------------
                                                  Gross               Gross              Gross               Gross
                                               unrealized          unrealized          unrealized          unrealized
                                                  gains              losses              gains               losses
                                            ------------------  ------------------  -----------------   -----------------
      U.S. Treasury and agency securities
                                             $        --                 --             59,585              33,596
      Obligations of states and
      political subdivisions                     377,574             45,976                 --                  --
      Mortgage-backed securities                   1,232                501                 --                  --
                                            ------------------  ------------------  -----------------   -----------------

                                              $  378,806              46,477            59,585              33,596
                                            ==================  ==================  =================   =================

     The amortized cost and approximate fair value of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Held to maturity                      Available for sale
                                    -----------------------------------    -----------------------------------
                                       Amortized          Approximate           Amortized        Approximate
                                          cost            fair value              cost            fair value
                                    ---------------     ---------------    ----------------    ---------------
      Due in one year or less           $  895,045             899,000          13,975,405         14,002,391
      Due after one year through
      five years                         7,684,910           7,863,000           5,013,336          5,012,339
      Due after five years through
      ten years                         10,306,722          10,456,000                  --                 --
                                    ---------------     ---------------    ----------------    ---------------
                                        18,886,677          19,218,000          18,988,741         19,014,730

      Federal Reserve Bank stock                --                  --              44,250             44,250
      Federal Home Loan Bank stock              --                  --             788,500            788,500
      Mortgage-backed securities
      (principally short-term)             576,994             578,000                  --                 --
                                    ---------------     ---------------    ----------------    ---------------
                                     $  19,463,671          19,796,000          19,821,491         19,847,480
                                    ===============     ===============    ================    ===============

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders' equity at December 31, 2000 and 1999 are as follows:

                                                        2000                                      1999
                                       ---------------------------------------   ---------------------------------------
                                          Amortized           Approximate            Amortized          Approximate
                                             cost             fair value              cost              fair value
                                       -----------------   -------------------   ------------------  -------------------
       State of Michigan               $   10,981,883          11,132,000            10,652,008          10,620,000
                                       =================   ===================   ==================  ===================

Investment securities, with an amortized cost of approximately $1,800,000 at December 31, 2000 and 1999, were pledged to secure public deposits and for other purposes as required or permitted by law.

A summary of the amortized cost and approximate fair value of investment securities at December 31, 1999 follows:

                                                   Held to maturity                        Available for sale
                                         --------------------------------------  ---------------------------------------
                                           Amortized           Approximate         Amortized            Approximate
                                              cost              fair value           cost               fair value
                                         ----------------   -------------------  -----------------  --------------------
       U.S. Treasury and agency
       securities                        $           --                 --          32,011,148         31,721,254
       Obligations of states and
       political subdivisions                17,709,401         17,650,000                  --                 --
       Federal Reserve Bank stock                    --                 --              44,250             44,250
       Federal Home Loan Bank stock                  --                 --             788,500            788,500
                                         ----------------   -------------------  -----------------  --------------------
                                             17,709,401         17,650,000          32,843,898         32,554,004
       Mortgage-backed securities               334,451            330,000                  --                 --
                                         ----------------   -------------------  -----------------  --------------------
                                          $  18,043,852         17,980,000          32,843,898         32,554,004
                                         ================   ===================  =================  ====================

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


A summary of unrealized gains and losses on investment securities at December 31, 1999 follows:

                                                        Held to maturity                     Available for sale
                                               -----------------------------------   -----------------------------------
                                                    Gross              Gross              Gross              Gross
                                                 unrealized         unrealized         unrealized         unrealized
                                                    gains             losses              gains             losses
                                               ----------------   ----------------   ----------------   ----------------
       U.S. Treasury and agency
       securities                              $         --                 --             147              290,041
       Obligations of states and
       political subdivisions                       168,724            228,125              --                   --
       Mortgage-backed securities                        --              4,451              --                   --
                                               --------------   ----------------   ----------------   ----------------
                                               $    168,724            232,576             147              290,041
                                               ==============   ================   ================   ================


(3)    Advances from Federal Home Loan Bank

The Bank has a borrowing capacity of approximately $16,000,000 with the Federal Home Loan Bank of Indianapolis (" FHLB") and had FHLB advances outstanding of $6,000,000 and $-0- at December 31, 2000 and 1999, respectively. Variable- or fixed-rate advances are available with terms ranging from one day to ten years. An outstanding advance requires 145% collateral coverage by one-to-four family whole mortgage loans, government and agency securities, highly rated private mortgage-backed securities, or deposits at the FHLB. A summary of outstanding advances at December 31, 2000 follows:

                                                        Weighted-
                                                         average
                                                         interest
                                  Maturity                 rate                Amount
                                  --------             -----------         ------------
                              Fixed rate:
                              Within one year             7.29%            $     207,089
                              Two years                   7.29                   223,656
                              Three years                 7.29                   241,547
                              Four years                  7.29                   260,872
                              Five years                  7.18                 3,281,742
                              Thereafter                  7.29                 1,785,094
                                                                           --------------
                                                                           $   6,000,000
                                                                           ==============

(4)    Loans

Loans on nonaccrual amounted to $608,000, $173,000, and $1,519,000 at December 31, 2000, 1999, and 1998, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $87,000, $21,000, and $110,000 of interest income would have been recognized in 2000, 1999, and 1998, respectively. The Bank had no troubled-debt restructured loans at December 31, 2000 and 1999.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


  Details of past-due and nonperforming loans follow:

                                                        90 days past due and
                                                            still accruing                       Nonaccrual
                                                     ------------------------------   ----------------------------------
                                                         2000             1999             2000               1999
                                                     --------------   -------------   ---------------    ---------------
       Commercial and mortgage loans secured by
       real estate                                   $    164,000             --          387,000            93,000
       Consumer loans                                      22,000          3,000           28,000            40,000
       Commercial and other loans                          23,000          1,000          193,000            40,000
                                                     --------------   -------------   ---------------    ---------------
                                                     $    209,000          4,000          608,000           173,000
                                                     ==============   =============   ===============    ===============

Impaired loans totaled  $3,900,000,  $3,400,000,  and $4,300,000 at December 31,
2000, 1999, and 1998, respectively. Specific reserves relating to these loans were $1,900,000, $900,000, and $500,000 at December 31, 2000, 1999, and 1998,
respectively. These reserves were calculated in accordance with SFAS No. 114. There were no loans considered impaired for which there was no related specific reserve.

Cash receipts received and recognized as income on impaired loans approximated $306,000, $313,000, and $291,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Average impaired loans for the years ended December 31, 2000, 1999, and 1998 were approximately $5,200,000, $4,600,000, and $3,800,000, respectively.

Loans serviced for others were approximately $53,400,000, $49,500,000, and $44,300,000 at December 31, 2000, 1999, and 1998, respectively.

The Bank capitalized $27,000, $79,000, and $115,000 in mortgage servicing rights and incurred approximately $44,000, $52,000, and $33,000 in related amortization expense during 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, these mortgage servicing rights had a book value of $195,000 and $212,000 and fair value of approximately $390,000 and $380,000, respectively. Mortgage loans with mortgage servicing rights capitalized totaled approximately $34,000,000 at December 31, 2000 and $33,000,000 at December 31, 1999. No
valuation allowance for capitalized mortgage servicing rights was considered necessary as of December 31, 2000 and 1999.

Included in real estate loans at December 31, 2000 and 1999 were approximately $181,000 and $-0-, respectively, of fixed-rate mortgage loans held for sale.

The Bank's primary market area is considered to be Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2000 and 1999. Such loans were made in the ordinary course of business in accordance with the Bank's normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


     Loans to related parties are summarized below for the periods indicated:

                                                                                 2000                  1999
                                                                           ----------------     ----------------
       Balance at beginning of year                                         $     798,000             714,000

       New loans                                                                   24,000             235,000
       Loan repayments                                                           (326,000)           (151,000)
                                                                            ---------------     ----------------
       Balance at end of year                                               $     496,000             798,000
                                                                            ===============     ================

(5)    Allowance for Loan Losses

     The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998:

                                                                       2000               1999                1998
                                                                 -----------------   ----------------    ---------------
       Balance at beginning of year                              $   4,483,283          3,958,008           3,423,847

       Provision charged to operations                               1,200,000            840,000             640,000
       Loans charged off                                              (608,520)          (485,657)           (301,674)
       Recoveries of loans charged off                                 118,500            170,932             195,835
                                                                 -----------------   ----------------    ---------------
       Balance at end of year                                    $   5,193,263          4,483,283           3,958,008
                                                                 =================   ================    ===============

(6)    Bank Premises and Equipment

     A  summary  of  bank  premises  and  equipment,   and  related  accumulated
     depreciation and amortization at December 31, 2000 and 1999 follows:

                                                                                        2000                 1999
                                                                                  -----------------    -----------------
       Land and land improvements                                                 $   2,368,791            2,368,791
       Bank premises                                                                  6,496,071            6,523,383
       Furniture and equipment                                                        4,574,756            4,718,009
                                                                                  -----------------    -----------------
                                                                                     13,439,618           13,610,183

       Less accumulated depreciation and amortization                                (5,200,875)          (4,600,522)
                                                                                  -----------------    -----------------

                                                                                  $   8,238,743            9,009,661
                                                                                  =================    =================

(7)    Land Held for Sale

     In 1997, the Bank purchased an option for $900,000 and, in 1998, exercised that option for approximately $3,000,000 for a tract of land. Subsequent improvements to the land were made amounting to approximately $200,000.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


     During 1998, the Bank allocated approximately $800,000 of the carrying value of the property to land for a branch site. During 2000, one parcel of the property was sold. The remaining property is held for sale.

     The Bank also reduced the carrying cost of the land held for sale by approximately $155,000, $300,000, and $205,000 during 2000, 1999, and 1998, respectively, to provide for estimated disposal costs and/or decline in estimated market value. These charges are included as a component of non-interest expense.

(8)    Time Certificates of Deposit

     At December 31, 2000, the scheduled maturities of time deposits with a remaining term of more than one year were:

                  Year of maturity:
                  2002                                                              $    36,112,665
                  2003                                                                    3,769,746
                  2004                                                                    1,439,043
                  2005                                                                    3,211,202
                  2006 and beyond                                                           451,185
                                                                                    -----------------
                                                                                    $    44,983,841
                                                                                    =================

     Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2000, 1999, and 1998 are as follows:

                                                                  2000                  1999                 1998
                                                           -------------------    -----------------    -----------------
       Three months or less                                $    12,583,794              5,436,960            3,692,410
       Three through six months                                  8,415,061              5,190,724            7,529,933
       Six through twelve months                                 4,954,522              6,731,297            6,610,965
       Over twelve months                                        7,159,896              5,073,865              248,332
                                                           -------------------    -----------------    -----------------
                                                           $    33,113,273             22,432,846           18,081,640
                                                           ===================    =================    =================

     Interest   expense   attributable   to  the  above  deposits   amounted  to
     approximately $1,516,000, $1,167,000, and $968,000 in 2000, 1999, and 1998,
     respectively.

(9)    Federal Income Taxes

     Federal income tax expense (benefit) consists of:

                                                                    2000                1999                1998
                                                              -----------------   -----------------    ----------------
       Current                                                $   2,452,000           1,782,600            1,941,300
       Deferred                                                    (337,000)           (235,600)            (261,800)
                                                              -----------------   -----------------    ----------------
                                                              $   2,115,000           1,547,000            1,679,500
                                                              =================   =================    ================

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998

     Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                     2000                1999                1998
                                                               ------------------  -----------------   -----------------
       Computed "expected" tax expense                         $   2,455,000            1,789,200           1,899,300
       Increase (reduction) in tax resulting from:
        Tax-exempt interest and dividends, net                      (379,300)            (294,600)           (247,800)
       Other, net                                                     39,300               52,400              28,000
                                                               ------------------  -----------------   -----------------
                                                               $   2,115,000            1,547,000           1,679,500
                                                               ==================  =================   =================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                                       2000                  1999
                                                                                  ----------------     -----------------
       Deferred tax assets:
       Allowance for loan losses                                                  $   1,630,700            1,389,500
       Deferred loan fees                                                                11,700               28,000
       Unrealized loss on securities available for sale                                      --               98,500
       Other                                                                            499,800              346,300
                                                                                  ----------------     -----------------
       Total gross deferred tax assets                                                2,142,200            1,862,300

       Deferred tax liabilities:
       Unrealized gain on securities available for sale                                   8,800                   --
       Other                                                                            189,200              147,800
                                                                                  ----------------     -----------------
       Total gross deferred tax liabilities                                             198,000              147,800
                                                                                  ----------------     -----------------
       Net deferred tax asset                                                     $   1,944,200            1,714,500
                                                                                  ================     =================

     The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 2000, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


(10)   Leases

     The Bank has a noncancelable operating lease that provides for renewal options.

     Future minimum lease payments under the noncancelable lease as of December 31, 2000 are as follows:

                        Year ending
                        December 31
                        -----------
                           2001                                                   $   38,000
                           2002                                                       39,250
                           2003                                                       43,000
                           2004                                                       43,000
                           2005                                                       43,000
                           Later years through 2007                                   75,250
                                                                                --------------
                                                                                  $   281,500
                                                                                ==============

     Rental  expense  charged to operations in 2000,  1999, and 1998 amounted to
     approximately  $41,000,  $42,000,  and  $41,000,  respectively,   including
     amounts paid under short-term, cancelable leases.

(11)   Pension Plan

     The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings), or the maximum amount permitted by the Internal Revenue Code. The pension plan expense of the Bank for 2000, 1999, and 1998 was approximately $245,000, $236,000, and $222,000, respectively.

(12)   Management Retention Plan

     Restricted stock was awarded to key employees beginning in 1998, providing for the immediate award of the Corporation's stock, subject to a vesting period which takes place over five years. The awards are recorded at fair market value and amortized into salaries expense over the vesting period. The amount of compensation costs related to restricted stock awards included in salary expense in 2000, 1999, and 1998 amounted to $50,574, $24,023, and $16,555, respectively.

(13)   Financial Instruments with Off-balance-Sheet Risk

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


                       December 31, 2000, 1999, and 1998

     The Bank's exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit and letters of credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making credit commitments as it does for on-balance-sheet loans.

     Financial instruments whose contract amounts represent credit risk at December 31, 2000 and 1999 are as follows:

                                                                                       2000                  1999
                                                                                 ------------------    -----------------
       Fixed rate                                                                $     6,600,000             3,700,000
       Variable rate                                                                  29,100,000            36,300,000
                                                                                 ------------------    -----------------

       Total credit commitments                                                  $    35,700,000            40,000,000
                                                                                 ==================    =================

       Letters of credit                                                         $    2,030,000              1,048,000
                                                                                 ==================    =================

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

     Letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. All letters of credit are short-term guarantees of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2000 and 1999 is in excess of the committed amount.

(14)   Capital

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


                       December 31, 2000, 1999, and 1998

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

     The Bank's actual capital amounts and ratios are also presented in the following table as of December 31, 2000 and 1999:

                                                                                                          To be well
                                                                                                       capitalized under
                                                                              For capital              prompt corrective
                                                     Actual                 adequacy purposes          action provisions
                                         -----------------------------   -----------------------   ------------------------
                                            Amount            Ratio        Amount        Ratio       Amount        Ratio
                                         --------------     ----------   ------------   --------   ------------   ---------
       As of December 31, 2000:
        Total capital
         (to risk-weighted assets)        $   29,658,000       11.00%   $ 21,572,000       8%      $ 26,965,000      10%

        Tier 1 capital
         (to risk-weighted assets)            26,292,000        9.75%     10,786,000       4%        16,179,000       6%

        Tier 1 capital
         (to average assets)                  26,292,000        8.02%     13,121,000       4%        16,401,000       5%

       As of December 31, 1999:
        Total capital
         (to risk-weighted assets)            24,811,000       11.15%     17,794,900       8%        22,243,500      10%

        Tier 1 capital
         (to risk-weighted assets)            22,031,000        9.90%      8,897,400       4%        11,121,750       6%

        Tier 1 capital
         (to average assets)                  22,031,000        7.74%     11,029,000       4%        13,786,200       5%
                                           ==============   ==========   ============  =======      ============   =========

(15)   Net Income Per Common Share

     Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares, and potential common stock, such as stock options outstanding during the period, of which there were none.

                                                                          Year ended December 31
                                                        -----------------------------------------------------------
                                                              2000                1999                 1998
                                                        ------------------  ------------------   ------------------
       Basic -
                average shares outstanding              $    1,566,390           1,563,996            1,570,537
                                                        ==================  ==================   ==================
       Net income                                       $    5,105,508           3,715,318            3,906,727
                                                        ==================  ==================   ==================
       Net income applicable to common stock            $    5,105,508           3,715,318            3,906,727
                                                        ==================  ==================   ==================
       Basic net income per share                       $         3.26                2.38                 2.49
                                                        ==================  ==================   ==================

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


(16)   Contingent Liabilities

     The Bank is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Bank's financial position or results of operations.

(17)   Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair-value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair-value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument.

     Fair-value methods and assumptions for the Bank's financial instruments are as follows:

     Cash  and  Cash   Equivalents  -  The  carrying  amounts  reported  in  the
     consolidated   balance  sheet  for  cash  federal   funds  and   short-term
     investments sold reasonably approximate those assets' fair values.

     Investment and Mortgage-backed Securities - Fair values for investment and mortgage-backed securities are based on quoted market prices.

     Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     FHLB Advances - The fair value of FHLB advances is estimated based on quoted market prices.

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

     Off-Balance-Sheet Instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, approximates book value of $700,000 and $450,000 at December 31, 2000 and 1999,
     respectively.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998

     The estimated fair values of the Bank's financial instruments are as follows:

                                                         2000                                   1999
                                          ------------------------------------   ------------------------------------
                                              Carrying             Fair             Carrying              Fair
                Financial Assets               value               value              value              value
                                          -----------------   ----------------   ----------------   -----------------
       Cash and cash equivalents          $   43,245,000          43,200,000         24,414,000          24,000,000
       Investment and mortgage-
         backed securities                    39,311,000          39,600,000         50,598,000          50,500,000
       Loans, net                            250,221,000         248,400,000        205,468,000         203,100,000
       Accrued interest income                 2,408,000           2,400,000          1,841,000           1,800,000

             Financial Liabilities

       Deposits:
         Demand                                55,252,000          55,300,000         47,981,000         48,000,000
         NOW                                   34,637,000          34,600,000         34,646,000         34,600,000
         Savings and money
           market accounts                     98,887,000          98,900,000         89,863,000         89,900,000
         Time                                 121,437,000         122,300,000         96,701,000         97,000,000
         FHLB advances                          6,000,000           6,300,000                 --                 --
         Accrued interest payable                 993,000           1,000,000            628,000            600,000
                                          ================    ================   ================   ================

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

(18)   Dividend Restrictions

     On a parent company-only basis, the Corporation's only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of Comptroller of the Currency ("OCC"), unless the total dividend in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $4,600,000 was available for dividends on December 31, 2000 without the approval of the OCC.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


(19)   Condensed Financial Information - Parent Company Only

     The condensed balance sheets at December 31, 2000 and 1999, and the condensed statements of income and cash flows for the years ended December 31, 2000, 1999, and 1998, of FNBH Bancorp, Inc. follow:

                                                   Condensed Balance Sheets

                                                                               2000                   1999
                                                                         ------------------     ------------------
       Assets:
        Cash                                                             $         31,920                 18,784
        Investment in subsidiaries:
         First National Bank in Howell                                         26,309,256             21,839,986
         H.B. Realty Co.                                                        2,442,490              3,399,472
         Other assets                                                             115,719                 59,654
                                                                         ------------------     ------------------
                                                                         $     28,899,385             25,317,896
                                                                         ==================     ==================
       Liabilities and stockholders equity:
         Other liabilities                                               $         12,750                  6,250
         Stockholders' equity                                                  28,886,635             25,311,646
                                                                         ------------------     ------------------
                Total liabilities and stockholders equity                $     28,899,385             25,317,896
                                                                         ==================     ==================

                                                Condensed Statements of Income

                                                                          Year ended December 31,
                                                      -----------------------------------------------------------
                                                            2000                  1999                1998
                                                      ------------------    -----------------    ----------------
       Operating income - dividends from
         subsidiaries                                     $   1,835,500            1,720,748           6,872,496
                                                      ------------------    -----------------    ----------------
            Total operating income                            1,835,500            1,720,748           6,872,496
                                                      ------------------    -----------------    ----------------
       Operating expenses - administrative
         and other expenses                                      33,697               37,223              40,683
                                                      ------------------    -----------------    ----------------
            Total operating expenses                             33,697               37,223              40,683
                                                      ------------------    -----------------    ----------------
       Income before equity in undistributed
         net income of subsidiaries                           1,801,803            1,683,525           6,831,813

       Equity in undistributed net income of
       subsidiaries                                           3,303,705            2,031,793          (2,925,086)
                                                      ------------------    -----------------    ----------------

            Net income                                    $   5,105,508            3,715,318           3,906,727
                                                      ==================    =================    ================

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998

                                              Condensed Statements of Cash Flows

                                                                        Year ended December 31,
                                                     -----------------------------------------------------------
                                                            2000                 1999                1998
                                                     -------------------   -----------------    ----------------
       Net income                                      $  5,105,508             3,715,318           3,906,727
       Adjustments to reconcile net income to
         net cash from operating activities:
           Increase in other assets                         (56,065)              (20,097)            (28,056)
           Increase in other liabilities                      6,500                 6,250                  --
           Equity in undistributed net income
             of subsidiaries                             (3,303,705)           (2,031,793)          2,925,086
                                                   -------------------   -----------------    ----------------
               Total adjustments                         (3,353,270)           (2,045,640)          2,897,030
                                                   -------------------   -----------------    ----------------
               Net cash provided by
                 operating activities                     1,752,238             1,669,678           6,803,757
                                                   -------------------   -----------------    ----------------
       Cash flow from investing activities
         -investments in and advancements
         to subsidiary, net                                      --                    --          (4,678,372)
                                                   -------------------   -----------------    ----------------
               Net cash used in investing
                 activities                                      --                    --          (4,678,372)
                                                   -------------------   -----------------    ----------------
       Cash flow from financing activities:
         Dividends paid                                  (1,801,707)           (1,720,748)         (1,645,141)
         Common stock repurchased                                --                    --            (525,000)
         Common stock issued                                106,196                97,505              96,775
         Change in management retention plan                (43,591)              (73,377)            (66,220)
                                                   -------------------   -----------------    ----------------
               Net cash used in
                 financing activities                    (1,739,102)           (1,696,620)         (2,139,586)
                                                   -------------------   -----------------    ----------------
               Net increase (decrease) in
                 cash                                        13,136               (26,942)            (14,201)

       Cash at beginning of year                             18,784                45,726              59,927
                                                   -------------------   -----------------    ----------------
       Cash at end of year                                $  31,920                18,784              45,726
                                                   ===================   =================    ================

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998


(20)   Quarterly Financial Data - Unaudited

     The following table presents summarized quarterly data for each of the two years ended December 31:

                                                                  Quarters ended in 2000
                                          ------------------------------------------------------------------------
                                             March 31         June 30         September 30         December 31
                                          --------------- ---------------- -------------------- ------------------
     Selected operations data:
       Interest income                    $    5,853,715       6,302,364        6,797,141            7,093,772
       Net interest income                     3,603,459       3,925,697        4,189,862            4,286,164
       Provision for loan losses                 300,000         300,000          300,000              300,000
       Income before income taxes              1,440,452       1,755,408        1,905,332            2,119,316
       Net income                              1,029,652       1,240,408        1,313,632            1,521,816

       Basic net income per share                0.66            0.79             0.84                 0.97
       Cash dividends per share                  0.20            0.20             0.20                 0.55
                                          =============== ================ ==================== ==================

                                                                  Quarters ended in 1999
                                          ------------------------------------------------------------------------
                                             March 31         June 30         September 30         December 31
                                          ---------------  --------------- -------------------- ------------------
     Selected operations data:
       Interest income                    $    5,086,427        5,132,300       5,631,057            5,747,512
       Net interest income                     3,148,976        3,180,674       3,664,933            3,635,827
       Provision for loan losses                 210,000          210,000         210,000              210,000
       Income before income taxes              1,144,177        1,166,272       1,561,401            1,390,468
       Net income                                827,177          822,372       1,092,101              973,668

       Basic net income per share                0.53             0.53            0.70                 0.62
       Cash dividends per share                  0.20             0.20            0.20                 0.50
                                          ===============  =============== ==================== ==================

(21)   Impact of New Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998.

     SFAS No. 133, which has been subsequently amended by SFAS No. 137 and SFAS No. 138, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for increases and decreases in the value of derivatives will depend upon the use of derivatives and whether the derivatives will qualify for hedge accounting. Management has evaluated the impact of SFAS No. 133 at December 31, 2000 and has concluded that the adoption of this statement will not have a material effect on the Bank.

     The  Financial  Accounting  Standards  Board  has  adopted  SFAS  No.  140,
     Accounting   for   Transfers   and   Servicing  of  Financial   Assets  and
     Extinguishments of Liabilities.

     SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitization and other transfers of financial assets and collateral. SFAS No. 140 also requires certain disclosures, but carries over most of the provisions of SFAS No. 125.

                      FNBH BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                       December 31, 2000, 1999, and 1998

     This statement is effective for transactions occurring after March 31, 2001, with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Bank's financial statements.




           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     This discussion provides information about the consolidated financial condition and results of operations of FNBH Bancorp, Inc. (" Company") and its subsidiaries, First National Bank in Howell ("Bank") and HB Realty Co., and should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

     At year end 2000 total assets were $348,363,000 representing an 18% increase from the prior year when assets were $296,419,000. Investment securities decreased $11.3 million (22%) to $39,311,000 while gross loans increased $45.6 million (22%) to $256,224,000. Deposits increased $41 million (15%) to $310,214,000. Stockholders' equity increased $3.6 million (14%) to $28,887,000.

Securities
     Throughout 2000, the securities portfolio provided liquidity as deposit growth was insufficient to meet the funding needs of the loan department. Generally, the maturity of U.S. Treasury and Agency securities are laddered to provide cash flow to meet various funding needs. Approximately $20,000,000 of the securities portfolio is invested in US government and agency obligations. An additional $19,000,000 of the portfolio consists of tax exempt obligations of states and political subdivisions. The Company's current and projected tax position makes these investments advantageous to the Bank. The Bank's investment policy requires purchases of tax exempt issues to be of bonds with AA ratings or better if the maturity exceeds 4 years unless the bond is a local, nonrated issue. "Other" securities consist of equity holdings in the Federal Reserve Bank and the Federal Home Loan Bank.

     The following table shows the percentage makeup of the securities portfolio as of December 31:

                                                                                2000        1999
                                                                                ----        ----
U.S. Treasury & agency securities....................................           48.4%       62.7%
Agency mortgage backed securities....................................            1.5%         .7%
Tax exempt obligations of states and political subdivisions..........           48.0%       35.0%
Other                                                                            2.1%        1.6%
                                                                                ----        ----
      Total securities...............................................          100.0%      100.0%

Loans

     The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $46,000,000 (22%) in 2000.

     As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes, and subsequently sells, fixed rate, long-term mortgages which conform to secondary market standards. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 2000 the Bank sold $4,400,000 in residential mortgages.

     The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet bank loan guidelines and have an acceptable payment record. During 2000 the Bank made approximately $7,500,000 in variable rate mortgage loans which it retained in the mortgage portfolio.
     The Bank experienced a significant amount of loan demand throughout 2000. Growth in Livingston County resulted in a need for financing commercial projects, some of which were for the construction of commercial buildings and some of which were for the development of residential subdivisions. Commercial loans ended the year at $197,203,000, a 21% increase for the year. Additionally, the Bank originated $5,000,000 in commercial loans which it sold in part or total to other banks due to legal lending limits. Consumer loans increased $6,400,000, or about 25%, from the preceding year.

     The following table reflects the makeup of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the "real estate mortgage" loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower's cash flow to service the loans. "Other" real estate loans include $103,000,000 in loans secured by commercial property, with the remaining $2,000,000 secured by multi-family units. The most significant loan growth was in commercial loans secured by business property which increased $15,200,000, 17% over the prior year, and in construction and land development loans which increased $11,600,000, a 50% increase.

     The following table shows the balance and percentage makeup of loans as of December 31:

                                                                        (dollars in thousands)
                                                               2000                                1999
                                                               ----                                ----
                                                      Balances        Percentage         Balances        Percentage
                                                      --------        ----------         --------        ----------
Secured by real estate:
   Residential first mortgage                         $ 31,328           12.2%           $ 29,904           14.2%
   Residential home equity/other junior liens            9,999            3.9%              7,822            3.7%
   Construction and land development                    35,020           13.7%             23,375           11.1%
   Other                                               105,041           41.0%             89,809           42.6%
Consumer                                                20,700            8.1%             16,811            8.0%
Commercial                                              45,239           17.6%             38,891           18.5%
Other                                                    8,897            3.5%              4,043            1.9%
                                                         -----            ----            -------           ----
   Total Loans (Gross)                                $256,224          100.0%           $210,655          100.0%

The Bank's loan personnel have endeavored to make quality loans using well established policies and procedures and a thorough loan review process. Loans in excess of $400,000 are approved by a committee of the Board or the Board. The Bank has hired an independent consultant to review the quality of the loan portfolio on a regular basis. Loan quality is demonstrated by the ratios of nonperforming loans and assets as a percentage of the loan portfolio as illustrated in the table below for December 31:

                                                                     (Dollars in thousands)
                                                                  2000        1999        1998
                                                                  ----        ----        ----
Nonperforming Loans:
Nonaccrual loans......................................            $ 608        $173      $1,519
Loans past due 90 days and still accruing.............              209           4          25
                                                                    ---           -          --
   Total nonperforming loans..........................              817         177       1,544
Other real estate.....................................              649           0           0
  Total nonperforming assets..........................           $1,466       $ 177      $1,544
                                                                 ======       =====      ======

Nonperforming loans as a percent of total loans.......             .32%        .08%        .83%
Nonperforming assets as a percent of total loans......             .57%        .08%        .83%
Nonperforming loans as a percent of the loan loss
  reserve.............................................              16%          4%         27%

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

     The increase in nonperforming assets is primarily due to the foreclosure of a commercial piece of property resulting in a $649,000 increase in other real estate. Additionally, there were two large loans more than 90 days delinquent as of year end. These loans are well collateralized and should not result in losses for the Company.

     Impaired loans totaled $3,900,000 at December 31, 2000, compared to $3,400,000 at the prior year end. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $3,200,000 of commercial loans separately identified as impaired.

     During 2000 the Bank charged off loans totaling $609,000 and recovered $119,000 for a net charge off amount of $490,000. In the previous year, the Bank had net charge offs totaling $315,000.

     The allowance for loan losses totaled $5,193,000 at year end which was 2.03% of total loans, compared to $4,483,000 (2.13%) in 1999. Management considers this to be adequate to cover probable losses.

     Management regularly evaluates the allowance for loan losses based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Economic factors considered in arriving at the loan loss reserve adequacy as of December 31, 2000 included layoffs in the automotive industry, lower levels of consumer confidence, and fewer housing starts. Management also considered the increase in nonperforming loans, an upward trend in charge offs, and the increased size of the loan portfolio. In light of these factors, management determined that the increased provision of $1,200,000 and resulting $5,200,000 allowance was appropriate.

     The following table shows changes in the loan loss reserve for the years ended December 31:

                                                                                    (Dollars in thousands)
                                                                               2000          1999        1998
                                                                               ----          ----        ----
Balance at beginning of the year.......................                      $4,483        $3,958      $3,424
Additions (deduction):
   Loans charged off...................................                        (609)         (486)       (302)
   Recoveries of loans previously charged off..........                         119           171         196
   Provision charged to operations.....................                       1,200           840         640
                                                                            -------         -----         ---
Balance at end of the year.............................                      $5,193        $4,483      $3,958

Allowance for loan losses to loans outstanding                                2.03%         2.13%       2.13%

Deposits
     Deposit balances of $310,214,000 at December 31, 2000 were approximately $41 million (15.2%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances. Average deposits increased $24 million (10%) during 2000. Non-interest bearing demand deposits increased $2.6 million, about 5% on average. Average savings and NOW balances increased $9.6 million (9%) while average time deposits increased $12 million or about 13%.

The following table sets forth average deposit balances for the years ended December 31:

                                                                                  (in thousands)
                                                                 2000                  1999             1998
                                                                 ----                  ----             ----
Non-interest bearing demand                                  $ 51,528              $ 48,914         $ 43,619
Savings, NOW and money market                                 120,770               111,141           91,463
Time deposits                                                 104,669                92,802           81,118
                                                              -------                ------           ------
      Total average deposits                                 $276,967              $252,857         $216,200

     The increase in savings deposits was primarily due to a $8.3 million (18%) increase in money market accounts. The 13% growth in certificates was the result of maintaining competitive rates in the market and selectively offering special rates on particular time products.

     The majority of the Bank's deposits are from core customer sources-long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates a reliance upon purchased funds. However, large certificates in the Bank's portfolio consist primarily of core deposits of local customers. See Note 8 of the Consolidated Financial Statements for a maturity schedule of over $100,000 certificates.

Capital
     The Company's capital at year end totaled $28,887,000, a $3,575,000 (14%) increase over the prior year. Banking regulators have established various ratios of capital to assets to assess a financial institution's soundness. Tier 1 capital is equal to shareholders' equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for "well capitalized" institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank's leverage ratio was 8.02% at year end 2000. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank's was 9.75% at year end 2000. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank's total risk based capital ratio was 11.00% at year end. The Bank's capital ratios put it in the best classification on which the FDIC bases its assessment charge.

The following table lists various Bank capital ratios at December 31:

                                                    2000               1999                1998
                                                    ----               ----                ----
Equity to asset ratio                              7.59%              7.44%               7.14%
Tier 1 leverage ratio                              8.02%              7.74%               7.47%
Tier 1 risk-based capital                          9.75%              9.90%              10.17%
Total risk-based capital                          11.00%             11.15%              11.42%

     The Company's ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 2000 the Company paid dividends totaling $1,802,000, or 35% of earnings. Book value of the stock was $18.43 at year end.

     The Company maintains a five year plan which was the result of a formal strategic planning process. Management and the Board continue to monitor long term goals which include expanded services to achieve growth and retaining earnings to fund growth, while providing return to shareholders.

     In 1999, the Bank opened a new branch in the northwest part of Brighton. Adjoining the building site are three parcels of vacant land. The Company has sold one parcel, and intends to sell the remaining two pieces which are valued at approximately $1.5 million.


Liquidity and Funds Management
     Liquidity is monitored by the Bank's  Asset/Liability  Management Committee
(ALCO) which meets at least monthly. ALCO developed, and the Board of Directors approved, a liquidity policy which targets a minimum 15% liquidity ratio. The Company's liquidity ratio averaged 15.5% in 2000.

     Deposits are the principal source of funds for the Company. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Company does not deal in brokered funds and the makeup of its over $100,000 certificates, which amounted to $33,100,000 at December 31, 2000 compared to $22,400,000 the prior year, consists of local depositors known to the Bank.

     It is management's intention to handle unexpected liquidity needs through the Bank's Federal Funds position. In addition, the Company has a $16,000,000 line of credit available at the Federal Home Loan Bank of Indianapolis (FHLBI). The line of credit can be increased by purchasing more FHLBI stock. The Company has pledged certain mortgage loans and investment securities as collateral for the borrowing. At December 31, 2000, the Company had $6,000,000 in borrowings against the line. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

     Throughout   the  past  year,   Fed  Funds  Sold   balances  have  averaged
approximately $4,300,000. Periodically the Bank borrowed money through the Fed Funds market. Fed Funds Purchased balances averaged $1,400,000 for the year.

Quantitative and Qualitative Disclosures about Market Risk
     ALCO reviews other areas of the Bank's performance. The committee discusses the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. The quality of the loan portfolio is reviewed in light of the current allowance. The Bank's exposure to market risk is reviewed.

     Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 13 of the Consolidated Financial Statements).

     The table below shows the scheduled maturity and repricing of the Bank's interest sensitive assets and liabilities as of December 31, 2000:

                                                          0-3           4-12          1-5            5+
                                                       Months         Months         Years         Years         Total
                                                       ------         ------         -----         -----         -----
Assets:
   Loans, net..............................            $87,400        $41,901       $114,293       $12,630      $256,224
   Securities..............................              5,926         10,264         12,814        10,307        39,311
   Short term investments..................             25,743                                                    25,743
                                                        ------         ------       --------        ------        ------
      Total assets                                    $119,069        $52,165       $127,107       $22,937      $321,278

Liabilities & Shareholders'  Equity:
   MMDA, Savings & NOW.....................            $63,612         $7,201        $26,705       $36,006      $133,524
   Time....................................             37,636         38,789         44,561           451       121,437
   FHLB advances...........................                207                         4,008         1,785         6,000
                                                           ---         ------          -----         -----         -----
      Total liabilities and equity.........           $101,455        $45,990        $75,274       $38,242      $260,961

Rate sensitivity gap and ratios:
   Gap for period..........................            $17,614        $ 6,175        $51,833      $(15,305)
   Cumulative gap..........................             17,614         23,789         75,622        60,317

Cumulative rate sensitive ratio............               1.17           1.16           1.34          1.23
 December 31, 1999 rate sensitive ratio....               1.06           1.01           1.36          1.24

     The preceding table sets forth the time periods in which earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits and are not considered rate sensitive. Allocations are made to time periods based on the Bank's historical experience and management' s analysis of industry trends.

     In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is 16% asset sensitive. Accordingly, if market interest rates decrease, this positive gap position indicates that the interest margin would be negatively affected. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank's needs, competitive pressures, and the needs of the Bank 's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, indicates that a downward movement of interest rates would not significantly reduce net interest income.

                                               Total                  Average Interest Rate     Estimated Fair Value
Assets:
   Loans,  net                                $250,221                        9.49%                   $248,400
   Securities                                   39,311                        5.53%                     39,600
   Short term investments                       25,743                        6.50%                     25,700

Liabilities:
   Savings, NOW, MMDA                         $133,524                        2.85%                    133,500
   Time                                        121,437                        6.37%                    122,300
   FHLB borrowings                               6,000                        7.23%                      6,300

     Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of other loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Because it has a one day maturity, the carrying value is used as fair value for fed funds sold. The fair value of deposits with no stated maturity, such as savings, NOW and money market accounts is equal to the amount payable on demand. The fair value of certificates of deposit and FHLB borrowings is estimated using rates currently offered for deposits with similar remaining maturities.

RESULTS OF OPERATIONS

     Net income of $5,100,000 was an increase of $1,400,000 (37%) over 1999 earnings. The Company's earnings resulted in a return on average assets (ROA) of 1.63% and a return on average stockholders' equity (ROE) of 18.76%. Net income per share was $3.26 in 2000 compared with $2.38 in 1999. Earnings in 1999 were hampered by costs associated with conversion to a new computer system and preparation for Y2K.

     The following table contains key performance ratios for years ended December 31:

                                                          2000              1999             1998
                                                          ----              ----             ----
Net income to:
   Average stockholders' equity                         18.76%             15.05%           17.83%
   Average assets                                        1.63%              1.33%            1.63%
Basic earnings per common share:                        $3.26              $2.38            $2.49


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

     The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

                                                 2000                     1999                       1998
                                                 ----                     ----                       ----
                                        Average        Yield/      Average   Yield/           Average      Yield/
                                        Balance         Rate       Balance    Rate            Balance       Rate
                                        -------         ----       -------    ----            -------       ----
Interest earning assets:
Short term investments                    $4,278       6.35%       $10,384   4.89%             $8,630     5.31%
Taxable securities                        29,283       5.49%        30,051   5.08%             23,019     6.02%
Tax-exempt securities                     18,580       6.57%        16,896   6.90%             15,221     7.13%
Loans                                    238,697       9.81%       198,448   9.47%            175,873     9.85%
                                         -------                   -------                    -------
   Total earning assets                 $290,838       9.11%      $255,779   8.60%           $222,743     9.09%
Interest bearing funds:
Savings/NOW accounts                    $120,770       2.84%      $111,141   2.69%           $ 91,552     3.03%
Time deposits                            104,669       5.88%        92,802   5.36%             81,119     5.69%
Federal funds purchased                    1,366       6.67%            98   5.40%                179     5.98%
FHLB advances                              4,893       7.23%
                                           -----                  --------                   --------
   Total interest bearing funds:        $231,698       4.33%      $204,041   3.90%           $172,850     4.28%

Interest spread                                        4.78%                 4.70%                        4.81%
Net interest margin                                    5.66%                 5.48%                        5.76%


     Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans. Tax equivalent interest income includes net loan origination fees totaling $700,000 in 2000, $710,000 in 1999, and $600,000 in
1998.

     The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

                                               Year ended                                Year ended
                                     December 31, 2000 compared                       December 31, 1999
                                      to Year ended December 31,              compared to Year ended December 31,
                                                 1999                                       1998
                                                 ----                                       ----
                                      Amount of Increase/(Decrease)            Amount of Increase/(Decrease)
                                             due to change in                         Due to change in
                                             ----------------                         ----------------
                                                                 Total                                     Total
                                                                 Amount                                    Amount
                                                                   Of                                        Of
                                                  Average       Increase/                 Average        Increase/
                                    Volume         Rate         (Decrease)    Volume       Rate          (Decrease)
                                    ------         ----         ---------     ------       ----          ----------
Interest Income:
Federal funds sold..........        $  (298)        $ 62        $  (236)      $   91       $ (33)            $ 58
Securities:
                                        (39)         121             82          424        (284)             140
 Taxable....................
 Tax Exempt.................            116          (61)            55          119         (39)              80
Loans.......................          3,811          806          4,617        2,223        (750)           1,473

Total interest income.......         $3,590         $928         $4,518      $ 2,857     $(1,106)          $1,751

Interest Expense:
Interest bearing deposits:
 Savings/NOW accounts.......           $259         $183           $442        $ 593       $(374)          $  219
 Time.......................            636          553          1,189          665        (312)             353
Short-term borrowings.......             68           18             86           (5)         (1)              (6)
FHLB advance................            358            0            358
   Total interest expense...        $ 1,321         $754        $ 2,075      $ 1,253      $ (687)            $566

Net interest income (FTE)...        $ 2,269         $174        $ 2,443      $ 1,604      $ (419)          $1,185

     Tax equivalent net interest income increased $2,443,000 in 2000 over the prior year due to a $4,518,000 increase in interest income partially offset by approximately $2,075,000 increase in interest expense. The increase in income is attributable to an increase in average earning assets of $35,000,000 and a 51 basis point increase in the yield earned on those balances. Loan interest income was $4,617,000 higher in 2000 than the previous year. The increase was due to an increase of $40,200,000 in average balances and a 34 basis point increase in rates. Loan growth was fueled by general growth in Livingston County which created a demand for consumer and commercial building projects. Income on taxable securities increased $82,000 in 2000 due to a 41 basis point increase in rate. Average balances decreased $800,000. Tax-exempt bonds earned $55,000 more in 2000 than the previous year. The average balance of these securities increased $1,700,000 while the rate declined 33 basis points. Interest income on short term investments decreased $236,000 due to a decrease in average balances of $6,100,000, partially offset by an increase in rates of 146 basis points.

     Interest expense increased $2,075,000 in 2000 because average balances increased approximately $27,657,000 and interest rates increased 43 basis points. The interest cost for savings and NOW accounts increased $442,000 because average savings and NOW balances increased $9,600,000 and interest rates increased 15 basis points. Interest on time deposits increased $1,189,000 because average time deposits increased $11,900,000 and interest rates increased 52 basis points. Growth in savings and NOW balances were primarily in money market accounts where a tiered rate structure encourages higher balances. Growth in time deposits was encouraged by competitive pricing and periodically offering special rates on specific products. Interest on short term borrowings increased $86,000 as deposit growth in the first three quarters of the year was insufficient to meet loan growth. The annual average balance in Fed Funds purchased in 2000 was $1,400,000 compared to just $98,000 in 1999. Additionally, the Company entered into two long term borrowing relationships with the Federal Home Loan Bank of Indianapolis in 2000. The loans total $6,000,000 and have an average interest rate of 7.23%.

     In the previous year, net interest income had increased $1,185,000. The increase in net interest income was the result of an increase in interest income of $1,751,000, partially offset by an increase in interest expense of approximately $566,000. The increase in interest income in 1999 was the result of a $33,000,000 increase in earning assets partially offset by a 49 basis point decrease in interest rates. The increase in interest expense was the result of average balances increasing $31,200,000, partially offset by a 38 basis point decline in interest rates.

     In the coming year, management expects growth to continue in both loans and deposits. An economic decline could, however, adversely affect growth. The interest spread and interest margin will likely continue to decline due, in part, to the fact that prime will decline if the Fed continues to cut interest rates while the interest cost on deposits will not decline proportionately due to competition for deposits between bank and non-bank players.

     The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

                                                               2000                 1999                1998
                                                               ----                 ----                ----
As a percent of average earning assets:
   Loans                                                       82.07%               77.59%              78.95%
   Securities                                                  16.46%               18.35%              17.18%
   Short term investments                                       1.47%                4.06%               3.87%
                                                                -----                -----               -----
      Average earning assets                                  100.00%              100.00%             100.00%

   Savings and NOW                                             41.52%               43.45%              41.10%
   Time deposits                                               35.99%               36.28%              36.42%
   Short term borrowing                                          .47%                 .04%                .08%
   FHLB advances                                                1.68%               ______              ______
                                                                -----
      Average interest bearing liabilities                     79.66%               79.77%              77.60%

Earning asset ratio                                            92.75%               91.61%              92.76%
Free-funds ratio                                               20.34%               20.23%              22.40%

Provision for Loan Losses
     The provision for loan losses increased to $1,200,000 in 2000 compared to $840,000 in 1999. At year end the ratio of allowance for loan loss to loans was 2.03%, compared to 2.13% in 1999. Management analyzes the adequacy of the allowance quarterly taking into consideration the portfolio mix, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired, as well as economic conditions within the Bank's market.

Non-interest Income
     Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased approximately $600,000 (29%) in 2000 compared to the previous year. Service charge income increased 32% to $2,323,000, primarily due to changes made to service charges on loans, deposits, and other services that were instituted in the second quarter. Trust fees increased $49,000 in 2000, less than anticipated as the department was not fully staffed throughout the year. The $74,000 gain realized on the sale of real estate mortgage loans was a $31,000 increase over 1999. Sales volume was down from the previous year but a more favorable rate environment allowed for better returns.

Non-interest Expense
     Non-interest expense ended the year at $10,189,000, a 7% increase over other operating expenses of $9,543,000 in 1999. The most significant component of non-interest expense is salaries and benefits expense. In 2000 salaries and benefits expense increased 13% to $5,442,000, due to the combined effects of salary increases, increased cost of medical insurance, and an increase in the employee profit sharing bonus. Occupancy expense increased $84,000, a 12% increase due to costs associated with having an additional branch open a full year. Equipment expense increased $143,000, 19%, due to the depreciation expense related to technology and equipment at the new branch. Overall other expenses decreased in 2000, except for Michigan Single Business tax which increased due to increased profitability.

Federal Income Tax Expense
     Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense increased $568,000 to $2,115,000 (37%) in 2000. For further information see Note 9 "Federal Income Taxes" in the Company's Consolidated Financial Statements.

Prospective Accounting Changes
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998.

     SFAS No. 133, which has been subsequently amended by SFAS No. 137 and SFAS No. 138, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for increases and decreases in the value of derivatives will depend upon the use of derivatives and whether the derivatives will qualify for hedge accounting. Management has adopted SFAS No. 133 as of January 1, 2001 and has concluded that the adoption of this Statement will not have a material effect on the Company.

     The Financial  Accounting  Standards Board issued SFAS No. 140,  Accounting
for  Transfers  and  Servicing  of  Financial  Assets  and   Extinguishments  of
Liabilities.

     SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitization and other transfers of financial assets and collateral. SFAS No. 140 also requires certain disclosures, but carries over most of the provisions of SFAS No. 125.

         This Statement is effective for transactions occurring after March 31, 2001, with earlier application not allowed and is to be applied prospectively. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

                             SUMMARY FINANCIAL DATA
                      (in thousands, except per share data)

                                            2000             1999             1998             1997             1996
                                            ----             ----             ----             ----             ----
Income Statement Data:
   Interest income                         $26,047          $21,597          $19,910          $17,276          $15,717
   Interest expense                         10,042            7,967            7,400            6,305            5,644
   Net interest income                      16,005           13,630           12,510           10,971           10,073
   Provision for loan losses                 1,200              840              640              486              448
   Non-interest income                       2,604            2,015            1,954            1,851            1,686
   Non-interest expense                     10,188            9,543            8,238            6,982            6,151
   Income before tax                         7,221            5,262            5,586            5,354            5,160
   Net income                                5,106            3,715            3,907            3,733            3,574
Basic and Diluted Per Share Data(1):
   Net income                                $3.26            $2.38            $2.49            $2.37            $2.27
   Dividends paid                             1.15             1.10             1.05             1.00              .93
   Weighted average shares               1,566,390        1,563,996        1,570,537        1,575,000        1,575,000
     outstanding
Balance Sheet Data:
   Total assets                            348,363          296,419          264,894          226,314          202,009
   Loans, net                              255,414          209,952          185,018          158,397          136,067
   Allowance for loan losses                 5,193            4,483            3,958            3,424            3,335
   Deposits                                310,214          269,193          239,557          202,299          180,944
   Shareholders' equity                     28,887           25,312           23,497           21,732           19,597
Ratios:
   Dividend payout ratio                    35.29%           46.31%           42.11%           42.19%           41.13%
   Equity to asset ratio                     8.68%           8.84 %            9.13%           10.05%            9.82%

(1) Per share data for all years has been restated to give effect to the three-for-one stock split, payable as a dividend, paid in February 1997.

                         STOCK AND EARNINGS HIGHLIGHTS

     There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 1999, through December 31, 2000, there were, so far as the Company's management knows, 301 sales of shares of the Company's Common Stock, involving a total of 52,305 shares. The price was reported to management in these transactions, however there may have been other transactions involving the company stock at prices not reported to management. During this period, the highest price known to be paid was $42.00 per share throughout 2000 and during the last two quarters of 1999, and the lowest price was $40.00 per share in the first two quarters of 1999. To the knowledge of management, the last sale of Common Stock occurred on February 23, 2001.

     As of March 1, 2001, there were approximately 850 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 1999 and 2000, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

     Sales price and dividend information for the years 1999 and 2000:

                                               Sales Prices                        Cash Dividends Declared
                                               ------------                        -----------------------
            1999                       High                    Low
            ----                       ----                    ---
First Quarter                         $40.00                  $40.00                      $0.20
Second Quarter                        $40.00                  $40.00                      $0.20
Third Quarter                         $42.00                  $40.00                      $0.20
Fourth Quarter                        $42.00                  $42.00                      $0.50(1)

            2000                       High                    Low
            ----                       ----                    ---
First Quarter                         $42.00                  $42.00                      $0.20
Second Quarter                        $42.00                  $42.00                      $0.20
Third Quarter                         $42.00                  $42.00                      $0.20
Fourth Quarter                        $42.00                  $42.00                      $0.55(2)

(1)  Includes a special dividend of $0.30 per share.
(2)  Includes a special dividend of $0.35 per share.

                                   EXHIBIT 21

                                  SUBSIDIARIES


      Name                                         Jurisdiction of Incorporation
      ----                                         -----------------------------
First National Bank in Howell................................Michigan

H.B. Realty Co...............................................Michigan

                                   EXHIBIT 23

The Board of Directors
FNBH Bancorp, Inc.

We consent to incorporation by reference in the registration statement (No. 33-46244) on Form S-8 of FNBH Bancorp, Inc. of our report dated January 19, 2001, relating to the consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2000, and 1999, and the related consolidated statements of income, stockholder's equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000, which appears in the December 31, 2000 annual report on Form 10-K of FNBH Bancorp, Inc.


/s/ KPMG


Detroit, Michigan
March 28, 2001