Form 10-Q
period 2001-03-31
FNBH BANCORP INC
filed 2001-05-11
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,568,951 shares of the Company's Common Stock (no par value) were outstanding as of March 31, 2001.

                                      INDEX

                                                                            Page
                                                                          Number
Part I.   Financial Information (unaudited):

         Item 1.
         Interim Financial Statements:
         Consolidated Balance Sheets as of March 31, 2001 and Dec. 31, 2000....4
         Consolidated Statements of Income, three months ended
         March 31, 2001 and 2000...............................................5
         Consolidated Statements of Stockholders' Equity and Comprehensive
         Income for three months ended March 31, 2001 and 2000.................6
         Consolidated Statements of Cash Flows for three months ended
         March 31, 2001 and 2000...............................................7
         Notes to Interim Consolidated Financial Statements....................8

         Item 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

         Item 3
         Quantitative and Qualitative Disclosures about Market Risk...........17

Part II.  Other Information

         Item 6...............................................................18

         Signatures...........................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets                                                         March 31     December 31
---------------------------
Unaudited                                                                               2001            2000
                                                                                        ----            ----
Assets
Cash and due from banks                                                         $ 12,961,686     $17,501,547
Short term investments                                                            14,564,457      25,743,118
                                                                                  ----------      ----------
   Total cash and cash equivalents                                                27,526,143      43,244,665

Investment securities held to maturity, net (fair value of $19,430,000
   at March 31, 2001 and $19,218,000 at Dec. 31, 2000)                            18,781,566      18,886,677
Investment securities available for sale, at fair value                           14,988,764      19,847,480
Mortgage-backed securities held to maturity, net (fair value of
   $178,000 at March 31, 2001 and $578,000 at Dec. 31, 2000)                         178,722         576,994
Mortgage-backer securities available for sale, at fair value                         421,206               0
                                                                                     -------       ---------
      Total investment securities                                                 34,370,258      39,311,151

Loans:
   Commercial                                                                    207,647,790     197,203,204
   Consumer                                                                       31,456,009      31,180,063
   Real estate mortgages                                                          27,071,531      27,840,497
                                                                                  ----------      ----------
      Total loans                                                                266,175,330     256,223,764
   Less unearned income                                                              757,180         809,746
   Less allowance for loan losses                                                  5,457,115       5,193,263
                                                                                   ---------       ---------
      Net loans                                                                  259,961,035     250,220,755

Bank premises and equipment - net                                                  8,217,882       8,238,743
Land available for sale, net                                                       1,530,290       1,530,290
Accrued interest and other assets                                                  5,761,228       5,817,824
                                                                                   ---------       ---------
      Total assets                                                              $337,366,836    $348,363,428
                                                                                ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 53,393,282    $ 55,252,490
   NOW                                                                            29,824,963      34,637,247
   Savings and money market                                                       88,109,840      98,887,217
   Time                                                                          126,652,931     121,436,864
                                                                                 -----------     -----------
      Total deposits                                                             297,981,016     310,213,818

FHLB Advances                                                                      5,792,911       6,000,000
Accrued interest, taxes, and other liabilities                                     3,580,029       3,262,975
                                                                                   ---------       ---------
      Total liabilities                                                          307,353,956     319,476,793

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,568,951 shares issued and outstanding at March 31, 2001 and 1,567,748 shares
issued and outstanding at December 31, 2000                                        5,068,423       5,025,476
Retained earnings                                                                 25,005,317      24,027,158
Unearned management retention plan                                                  (167,958)       (183,188)
Accumulated other comprehensive income, net                                          107,098          17,189
                                                                                     -------          ------
      Total stockholders' equity                                                  30,012,880      28,886,635
      Total liabilities and stockholders' equity                                $337,366,836    $348,363,428
                                                                                ============    ============

   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                                       Three months ended March 31
                                                                                2001                    2000
                                                                                ----                    ----
Interest income:
   Interest and fees on loans                                            $ 6,195,893             $ 5,106,939
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                                    256,582                 455,319
      Obligations of state and political subdivisions                        231,323                 220,787
      Other securities                                                        15,554                  15,868
   Interest on short term investments                                        271,842                  54,802
                                                                             -------                  ------
      Total interest income                                                6,971,194               5,853,715
                                                                           ---------               ---------

Interest expense:
   Interest on deposits                                                    2,797,450               2,204,064
   Other interest expense                                                    106,017                  46,192
                                                                             -------                  ------
      Total interest expense                                               2,903,467               2,250,256
                                                                           ---------               ---------

      Net interest income                                                  4,067,727               3,603,459

Provision for loan losses                                                    300,000                 300,000
                                                                             -------                 -------
      Net interest income after provision for loan losses                  3,767,727               3,303,459
                                                                           ---------               ---------

Non-interest income:
   Service charges                                                           600,126                 451,772
   Gain on sale of loans                                                      43,830                  16,243
   Trust fees                                                                 60,831                  44,295
   Other                                                                      20,524                   4,347
                                                                              ------                   -----
      Total non-interest income                                              725,311                 516,657
                                                                             -------                 -------

Non-interest expense:
   Salaries and employee benefits                                          1,495,880               1,348,627
   Net occupancy                                                             215,877                 189,810
   Equipment expense                                                         213,247                 232,499
   Fees                                                                      175,653                  62,963
   Printing and supplies                                                      58,382                  62,224
   Michigan Single Business Tax                                               65,500                  60,200
   Other                                                                     445,791                 423,341
                                                                             -------                 -------
      Total non-interest expense                                           2,670,330               2,379,664
                                                                           ---------               ---------

Income before federal income taxes                                         1,822,708               1,440,452

Federal income taxes                                                         531,000                 410,800
                                                                             -------                 -------

      Net income                                                          $1,291,708              $1,029,652
                                                                          ==========              ==========

Per share statistics*
   Basic EPS                                                                    $.82                    $.66
   Diluted EPS                                                                  $.82                    $.66
   Dividends                                                                    $.20                    $.20
*Based on 1,567,761 average shares outstanding during the period ended March 31,
2001 and 1,565,203 average shares outstanding during the period ended March 31,
2000 See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                         Unearned          Accumulated
                                                                                        Management            Other
                                                           Common        Retained        Retention        Comprehensive
                                                            Stock        Earnings          Plan           Income (loss)      Total
                                                            -----        --------          ----           -------------      -----
Balances at December 31, 1999                              $4,919,280    20,723,357      (139,597)          (191,394)     5,311,646
Amortization of management retention plan                                                 12,012                             12,012
Comprehensive income:
   Net income                                                             1,029,652                                       1,029,652
   Change in unrealized gain (loss) on debt securities
      available for sale, net of tax effect                                                                    3,136          3,136
                                                                                                              -------         -----
           Total comprehensive income                                                                                     1,032,788

Cash dividends (20(cent)per share)                                         (313,040)                                       (313,040)
                                                           ----------    ----------      ---------          ---------    ----------
Balances at March 31, 2000                                 $4,919,280    21,439,969      (127,585)          (188,258)    26,043,406
                                                           ==========    ==========      =========          =========    ==========
See notes to interim consolidated financial statements

                                                                                         Unearned          Accumulated
                                                                                        Management            Other
                                                           Common        Retained        Retention        Comprehensive
                                                            Stock        Earnings          Plan           Income (loss)      Total
                                                            -----        --------          ----           -------------      -----
Balances at December 31, 2000                              $5,025,476    24,027,158      (183,188)            17,189     28,886,635
Issued 1,203 shares for employee purchase plan                 42,947                                                        42,947
Amortization  of management retention plan                                                 15,230                            15,230
Comprehensive income:
   Net income                                                             1,291,708                                       1,291,708
   Change in unrealized gain (loss) on debt securities
      available for sale, net of tax effect                                                                   89,909         89,909
                                                                                                                             ------
            Total comprehensive income                                                                                    1,381,617

Cash dividends (20(cent)per share)                                         (313,549)                                       (313,549)
                                                           ----------    ----------      ---------           -------     ----------
Balances at March 31, 2001                                 $5,068,423    25,005,317      (167,958)           107,098     30,012,880
                                                           ==========    ==========      =========           =======     ==========
See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                        Three months ended March 31
                                                                                        2001            2000
                                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                    $ 1,291,708     $ 1,029,652
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      300,000         300,000
      Depreciation and amortization                                                  225,813         232,905
      Net amortization (accretion) on investment securities                           (1,145)         18,011
      Earned portion of management retention plan                                     15,230          12,012
      Shares issued for employee purchase plan                                        42,947               0
      Gain on sale of loans                                                          (43,830)        (16,243)
      Proceeds from sale of loans                                                  2,670,082       1,742,099
      Origination of loans held for sale                                          (3,110,125)     (2,177,816)
      (Increase) decrease in accrued interest income and other assets                 56,596       (555,910)
      Increase in accrued interest, taxes, and other liabilities                     270,754         479,059
                                                                                     -------         -------
         Net cash provided by operating activities                                 1,718,030       1,063,769
                                                                                   ---------       ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                       (421,268)     (4,981,923)
   Proceeds  from maturities and calls of available for sale securities            5,000,000       5,000,000
   Purchases of held to maturity securities                                                0        (725,571)
   Proceeds from maturities and calls of held to maturity securities                 100,000               0
   Proceeds from mortgage-backed securities paydowns-held to maturity                399,515          60,025
   Net increase in loans                                                          (9,556,407)    (12,415,519)
   Capital expenditures                                                             (204,952)        (54,920)
                                                                                   ---------        --------
         Net cash used in investing activities                                    (4,683,112)    (13,117,908)
                                                                                 -----------    ------------

Cash flows from financing activities:
   Net decrease in deposits                                                      (12,232,802)     (5,124,099)
   Net increase (decrease) in borrowings                                            (207,089)       4,815,000
   Dividends paid                                                                   (313,549)       (313,040)
                                                                                   ---------       ---------
         Net cash used in financing activities                                   (12,753,440)       (622,139)
                                                                                ------------       ---------

Net decrease in cash and cash equivalents                                        (15,718,522)    (12,676,278)

Cash and cash equivalents at beginning of year                                    43,244,665      24,414,282
                                                                                  ----------      ----------

Cash and cash equivalents at end of period                                       $27,526,143     $11,738,004
                                                                                 ===========     ===========

Supplemental disclosures:
   Interest paid                                                                 $ 3,356,852     $ 2,219,263
   Loans charged off                                                                  54,635          56,592
See notes to interim consolidated financial statements

Notes to Interim Consolidated Financial Statements(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2001, and consolidated results of operations for the three months ended March 31, 2001 and 2000 and consolidated cash flows for the three months ended March 31, 2001 and 2000.

2. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 2000 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,397,000 at March 31, 2001 and $817,000 at December 31, 2000. (See Management's Discussion and Analysis of financial condition and results of operations).

6. Basic EPS is computed by dividing net income by the weighted average common shares outstanding.

                                                         First Quarter
                                                         2001                 2000
                                                         ----                 ----
Net income                                          1,291,708           $1,029,652
Shares outstanding (basic)                          1,567,761            1,565,203
Diluted shares                                              0                    0
                                                    ---------            ---------
   Shares outstanding  (diluted)                    1,567,761            1,565,203
Earnings per share:
   Basic EPS                                             $.82                 $.66
   Diluted EPS                                           $.82                 $.66

Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          Interim Financial Statements

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months ended March 31, 2001 and 2000, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                                                  First Quarter
--------
except per share data)                                                 2001        2000
                                                                       ----        ----
Net income                                                           $1,292      $1,030

Net Income per Share                                                  82(cent)     66(cent)

The Company's earnings increased $262,000 (25%) for the three months ended March 31, 2001 compared to the same period of the prior year. In 2001 net interest income increased $464,000 (13%), primarily the result of growth in earning assets. During the year, however, the Company's tax equivalent interest margin declined 11 basis points. Additionally, non-interest income improved $208,000 (40%) in 2001. Non-interest expense increased $290,000 (12%) compared to the previous year.

Net Interest Income                                                      First Quarter
-------------------
(in thousands)                                                         2001         2000
                                                                       ----         ----
Interest Income                                                      $6,971       $5,854
Interest Expense                                                      2,903        2,250
                                                                     ------        -----
Net Interest Income                                                 $ 4,068       $3,604

The following table illustrates some of the factors contributing to the increase in net interest income for the first quarter.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             March 31, 2001 and 2000

                                                ---------------First Quarter Averages----------------
                                                      2001                                2000
                                                      ----                                ----
                                     Average                             Average
                                     Balance      Interest       Rate    Balance       Interest       Rate
Assets:
Short term investments                $ 20,682    $   270.7      5.24%   $  3,971     $    54.8      5.46%
Securities:  Taxable                    18,053        272.1      6.03%     35,960         304.8      5.26%
                   Tax-exempt(1)        18,819        315.5      6.71%     17,969         471.2      6.78%
Loans(2)(3)                            260,794      6,238.8      9.59%    217,166       5,133.7      9.38%
                                      --------     --------              --------      --------
Total earning assets/total
interest income                        318,348     $7,097.1      8.93%    275,066      $5,964.5      8.62%
                                                   --------                            --------
Cash & due from banks                   12,487                             10,232
All other assets                        15,697                             16,529
Allowance for loan loss                 (5,287)                            (4,589)
                                      --------                           --------
   Total assets                       $341,245                           $297,238
                                      ========                           ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                $126,855     $  896.5      2.87%   $121,957      $  860.3      2.83%
Time                                   123,266      1,901.0      6.25%     97,997       1,343.8      5.50%
Fed funds purchased                          0            0      0.00%        739           8.6      4.63%
FHLB notes                               5,827        106.0      7.28%      2,076          37.6      7.15%
                                      --------     --------              --------      --------

Total interest bearing
liabilities/total interest expense     255,948    $ 2,903.5      4.60%    222,769      $2,250.3      4.05%
                                                  ---------                            --------
Non-interest bearing deposits           51,860                             45,572
All other liabilities                    3,990                              2,758
Shareholders' Equity                    29,447                             26,139
                                      --------                           --------
Total liabilities and
   shareholders' equity               $341,245                           $297,238
                                      ========                           --------
Interest spread                                                  4.33%                               4.57%
                                                                 =====                               =====
Net interest income-FTE                           $ 4,193.6                            $ 3,714.2
                                                  =========                            =========
Net interest margin                                              5.23%                               5.34%
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

(3) Interest on loans includes the amortization of origination fees totaling $187,000 in 2001 and $148,000 in 2000.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $1,133,000 in the first quarter of 2001 compared to that of 2000. The increase was due to both growth in the Bank's earning assets and an increase of 31 basis points in the rate earned on these assets.

The first quarter average balance in loans increased 20% to $261,000,000. The rate earned on loans increased 21 basis points although the average prime lending rate for the Bank was three basis points lower in the first quarter of this year compared to last year. The increase in origination fee income aided the yield on loans. Average commercial loans increased $33,000,000 (19%), while average consumer loans increased $5,500,000 (22%), and average mortgage loans increased $5,500,000 (25%). The Bank's resources in the loan department are primarily deployed making commercial loans. In addition to the $5.5 million increase in mortgage loans the Bank retained, approximately $2,600,000 mortgage loans were sold in the secondary market in the first quarter.

In the first quarter, tax equivalent income on short and long term investments increased approximately $28,000. Although the average balance decreased $346,000, the rate earned increased 23 basis points. During the first quarter, the Company allowed some taxable securities to roll off and remain in liquid investments to cover possible deposit roll off and to reassess investment strategy. Indeed, deposits have decreased $12,000,000 since December 31. This is a normal seasonal fluctuation for the Bank.

Interest Bearing Liabilities/Interest Expense
In the first quarter of 2001, interest expense increased approximately $653,000 due to an increase in average balances of approximately $33,000,000 and an increase in rates of 55 basis points. Savings and NOW interest expense increased $36,000 because average balances increased nearly $5,000,000 (4%) and rates increased 4 basis points. Interest on time deposits increased $557,000 in 2001 over the first quarter of the prior year. Balances increased $25,000,000 (26%) and the rate paid on time deposits increased 75 basis points in that time period. The growth in time deposits was principally the result of the Bank's marketing efforts and special rates offered in the second half of 2000 to meet the funding needs resulting from loan growth.

Additionally the Bank's interest costs increased due to borrowings from the Federal Home Loan Bank of Indianapolis. The Bank has two loans, totaling $5,793,000 as of March 31, 2001. One borrowing, contracted in January 2000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing, of $3,000,000 from April 2000, was intended to help with the Bank's rate sensitivity position. Interest expense related to these loans amounted to $106,000 in the first quarter of the current year compared to $38,000 in 2000. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings.

Liquidity
Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank's over $100,000 certificates, which are generally considered to be more volatile and sensitive to changes in rates, consists of local depositors known to the Bank. As of March 31, 2001, the Bank had over $100,000 certificates totaling approximately $37,260,000 compared to $33,100,000 at December 31, 2000.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds Sold balance sufficient to cover required cash draws. From time to time the Bank will borrow Fed Funds from a correspondent bank. In addition, the Bank could borrow approximately $70,000,000 at the FHLBI (the Bank already has nearly $6,000,000 in borrowings, as mentioned previously). The Bank has pledged certain mortgage loans and investment securities as collateral for this borrowing. In addition, management may look to "available for sale" securities in the investment portfolio to meet additional liquidity needs.

Interest Rate Risk
Interest rate risk is also addressed by ALCO. Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while, at the same time, maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank has not entered into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised.

In addition to liquidity and interest rate risk management issues, ALCO discusses the Bank's performance and the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios, interest rate sensitivity, and liquidity ratios.

Interest Rate Sensitivity
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
                                                 ------       ------         -----        -----         -----
Assets:
Loans......................................... $110,811      $30,856      $112,852      $11,243      $265,762
Securities....................................    1,417       13,722         9,247        9,984        34,370
   Short term investments.....................   14,564                                                14,564
                                                 ------       ------       -------       ------       -------

      Total assets............................ $126,792      $44,578      $122,099      $21,227      $314,696


Liabilities & Shareholders' Equity:
   Savings & NOW..............................  $48,864                                 $69,071      $117,935
   Time.......................................   39,083       49,885        37,239          446       126,653
   Other borrowings...........................                   224         4,088        1,481         5,793
                                                 ------          ---         -----        -----         -----
      Total liabilities and equity............  $87,947      $50,109       $41,327      $70,998      $250,381

Rate sensitivity gap and ratios:
   Gap for period.............................  $38,845      ($5,531)      $80,772     $(49,771)
   Cumulative gap.............................                38,845        33,314      114,086


Cumulative rate sensitive ratio...............     1.44         1.24          1.64         1.26
Dec. 31, 2000 rate sensitive ratio............     1.17         1.16          1.34         1.23

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is positive. Accordingly, if market interest rates decrease, this positive gap position indicates that the interest margin would be negatively affected. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank's needs, competitive pressures, and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the negative impact of interest rates continuing to move downward.

Provision for Loan Losses                          First Quarter
-------------------------
(in thousands)                                    2001         2000
                                                  ----         ----
         Total                                    $300         $300
                                                  ====         ====

The provision for loan losses was unchanged in the first quarter of 2001 compared to the prior year. Although the average balance in loans increased 20% in the last year and non-performing loans are somewhat higher, management determined the allowance to be sufficient based on the level of risk in the loan portfolio. At March 31, 2001, the allowance for loan loss as a percent of loans was 2.06%, compared to 2.14% a year earlier, and 2.03% at December 31, 2000. For the first three months of 2001, the Bank had net charge offs of $36,000, compared with net charge offs of $24,000 the previous year. Non-accrual, past due 90 days, and renegotiated loans totaled .52% and .42% of total loans outstanding at March 31, 2001 and 2000 respectively and .32% of total loans at December 31, 2000.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $6,400,000 at March 31, 2001, compared to $3,900,000 at December 31, 2000, and included non-accrual,
and past due 90 days other than homogenous residential and consumer loans, and an additional $5,200,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. One of the loans, for $2,400,000, is current and making regular payments; however, the cash generated solely by the business is currently not adequate to cover debt service. Another loan, for $1,200,000, was made to a doctor to purchase medical buildings in Lansing. Cash flow from the leases has not been sufficient to cover debt service. Both loans are secured with first mortgages on commercial real estate and the real estate is being actively marketed.

Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $3,100,000 at March 31, 2001.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at March 31, 2001 compared to December 31, 2000. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection.

Nonperforming Assets                                   Quarter Ended                    Year Ended
---------------------
(in thousands)                                         March 31, 2001                December 31, 2000
                                                       --------------                -----------------
Non-accrual loans                                             $ 1,235                         $  608
90 days or more past due and still accruing                       162                            209
                                                              -------                          -----
         Total nonperforming loans                              1,397                            817
Other real estate                                                 604                            604
                                                              -------                          -----
         Total nonperforming assets                           $ 2,001                         $1,421

Nonperforming loans as a percent of total loans                   .52%                            .32%
Nonperforming assets as a percent of total loans                  .75%                            .57%
Loan loss reserve as a percent of nonperforming loans             391%                            636%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 2001 and 2000.

                                                                       Year to date         Year to date
Loans:                                                                March 31, 2001       March 31, 2000

                                                                      --------------       --------------
   (dollars in thousands)
   Average daily balance of loans for the year to date                    260,935               217,011
   Amount of loans, net of unearned income,
   outstanding at the end of the quarter                                  265,418               222,794
Allowance for loan losses:
   Balance at beginning of year                                             5,193                 4,483
   Loans charged off:
      Real Estate Mortgage                                                      0                     0
      Commercial                                                                0                    32
      Consumer                                                                 55                    24
                                                                               --                    --
         Total charge-offs                                                     55                    56

   Recoveries of loans previously charged off:
      Real Estate Mortgage                                                      0                     0
      Commercial                                                               11                    17
      Consumer                                                                  8                    15
              ---                                                              --                    --
         Total recoveries                                                      19                    32

Net loans charged off                                                          36                    24
Additions to allowance charged to operations                                  300                   300
                                                                              ---                   ---
         Balance at end of quarter                                         $5,457                $4,759

Ratios:
  Net loans charged off (annualized) to average
  loans outstanding                                                           .05%                  .04%
  Allowance for loan losses to loans outstanding                             2.06%                 2.14%

Non-interest Income                                         First Quarter
-------------------
(in thousands)                                            2001          2000
                                                          ----          ----
Total                                                     $725          $517
                                                          ====          ====

Non-interest income, which includes service charges on deposit and loan accounts, trust fees, other operating income, and gain (loss) on sale of assets, increased by approximately $208,000 (40%) in the first quarter of 2001 compared to the same period in the previous year. Service charge income increased $148,000 (33%). A thorough review of the Bank's service charges completed last spring resulted in a new service charge schedule which went into effect in May of last year, accounting for the increased income comparing the first quarter of 2001 to the previous year. The $28,000 increase in gains on the sale of loans is a result of increased volume due to heavy volume of mortgage refinancing brought about by the lower interest rates in the first quarter of this year. Trust fees have increased as volume increased in the Trust Department which is still a fairly new business for the Bank. Included in "Other" income is a $15,000 non-recurring gain due to the sale of property.

Non-interest Expense                                     First Quarter
--------------------
(in thousands)                                         2001          2000
                                                       ----          ----
Total                                                $2,670        $2,380
                                                     ======        ======

Non-interest expense increased $290,000 (12%) in the first quarter of 2001 compared to the same period last year. Contributing to this increase were increases of $147,000 (11%) in salaries and benefits, $26,000 (14%) in occupancy expense, and $113,000 (179%) in fees. The increase in salaries and benefits expense was principally the result of normal salary increases, and an $80,000 increase in profit sharing accruals for the first quarter. Occupancy expense increased primarily due to costs of snow removal this winter. The increase in fees was primarily due to staffing the trust department with contract help while searching for a trust officer and the costs related to filling the position. Additionally, the Company has hired a consultant to help with Strategic Planning.

Income Tax Expense                                         First Quarter
------------------
(in thousands)                                           2001         2000
                                                         ----         ----
         Total                                           $531         $411
                                                         ====         ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability.

Capital (in thousands)                March 31, 2001           December 31, 2000
-------                               --------------           -----------------
Shareholders' Equity*                    $29,906                     $28,869
Ratio of Equity to Total Assets            8.86%                       8.29%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $107,000 at March 31, 2001 and $17,000 at December 31, 2000.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders' equity, excluding the securities valuation adjustment, increased $1,037,000 (3.6%) during the first three months of the year. This increase was the result of net income earned by the company reduced by dividends paid of $314,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at March 31, 2001 was 9.91%, and total risk-based capital was 11.16%. At March 31, 2000 these ratios were 9.84% and 11.08% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 8.11% at March 31, 2001 and 7.78% in 2000. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999 a new branch of the Bank was built on a portion of the land valued at approximately $800,000. During 2000 one parcel of the property was sold. The remaining property is held for sale. Improvements needed to enhance the salability of the property are not expected to exceed $200,000.

The Company also owns two other branch sites, one in Howell which cost approximately $250,000 and one in Hamburg which cost approximately $330,000. The Company expects to commence building the Howell branch in 2001 with completion anticipated in the fourth quarter of 2001 or the first quarter of the following year. It is likely that construction will begin on the Hamburg branch by the end of the current year with completion anticipated in 2002. The Company will also build additional space for back office functions in the current year. All of the building projects are expected to be financed from internally generated funds.

Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, which has been subsequently amended by SFAS No. 137 and SFAS No. 138, requires companies to record derivatives on the balance sheet as either assets or liabilities, measured at fair value. The accounting for increases and decreases in the value of derivatives depends on the intended use of the derivative and whether the derivatives will qualify for hedge accounting. This Statement is in effect but has no material impact on the financial condition or operations of the Company.

The FASB has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitization and other transfers of financial assets and collateral. SFAS No. 140 also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. This Statement is effective for transactions occurring after March 31, 2001, with earlier application not allowed and is to be applied prospectively. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by the Company since December 31, 2000 other than previously discussed.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
         There are none applicable.

(b)  Reports on Form 8-K:
          There were no reports on Form 8-K filed during the first quarter of 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  ----------------------------------------
                  Barbara D. Martin
                  President and Chief Executive Officer



                  ----------------------------------------
                  Barbara J. Nelson
                  Secretary/Treasurer


DATE:  May 10, 2001