Form 10-Q
period 2001-06-30
FNBH BANCORP INC
filed 2001-08-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,569,215 shares of the Company's Common Stock (no par value) were outstanding as of June 30, 2001.

                                     INDEX


                                                                            Page
                                                                          Number
Part I.   Financial Information (unaudited):

       Item 1.
       Interim Financial Statements:
       Consolidated Balance Sheet as of June 30, 2001 and Dec. 31, 2000........4
       Consolidated Statements of Income, three months ended
       June 30, 2001 and 2000, and six months ended  June 30, 2001 and 2000....5
       Consolidated    Statement   of    Stockholders' Equity and Comprehensive
       Income for three months ended June 30, 2001 and 2000....................6
       Consolidated Statement of Stockholders' Equity and Comprehensive
       Income for six months ended June 30, 2001 and 2000......................7
       Consolidated Statements of Cash Flows For six months ended
       June 30, 2001 and 2000..................................................8
       Notes to Interim Consolidated Financial Statements......................9

       Item 2.
       Management's Discussion and Analysis of
       Financial Condition and Results of Operations..........................10

       Item 3.
       Quantitative and Qualitative Disclosures about Market Risk.............21

Part II.  Other Information

       Item 4.................................................................21

       Item 6.................................................................22

       Signatures.............................................................22

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                       FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)                                              June 30     December 31

Assets                                                                                  2001            2000
                                                                                        ----            ----
Cash and due from banks                                                          $17,253,272    $ 17,501,547
Short term investments                                                            20,955,985      25,743,118
                                                                                  ----------      ----------
   Total cash and cash equivalents                                                38,209,257      43,244,665

Investment securities held to maturity, net (fair value of $18,871,000
   at June 30, 2001 and $19,218,000 at Dec. 31, 2000)                             18,258,098      18,886,677
Investment securities available for sale, at fair value                           17,996,776      19,847,480
Mortgage-backed securities held to maturity, net (fair value of
   $104,000 at June 30, 2001 and $578,000 at Dec. 31, 2000)                          103,907         576,994
Mortgage-back securities available for sale, at fair value                         4,475,120               0
                                                                                   ---------               -
      Total investment securities                                                 40,833,901      39,311,151

Loans:
   Commercial                                                                    213,961,314     197,203,204
   Consumer                                                                       31,316,310      31,180,063
   Real estate mortgages                                                          25,484,509      27,840,497
                                                                                  ----------      ----------
      Total loans                                                                270,762,133     256,223,764
   Less unearned income                                                              769,654         809,746
   Less allowance for loan losses                                                  5,691,623       5,193,263
                                                                                   ---------       ---------
      Net loans                                                                  264,300,856     250,220,755

Premises and equipment - net                                                       8,323,061       8,238,743
Land available for sale - net                                                      1,530,290       1,530,290
Accrued interest and other assets                                                  5,138,572       5,817,824
                                                                                   ---------       ---------
      Total assets                                                              $358,335,937    $348,363,428
                                                                                ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 60,957,701    $ 55,252,490
   NOW                                                                            31,259,766      34,637,247
   Savings and money market                                                       91,222,600      98,887,217
   Time                                                                          135,144,532     121,436,864
                                                                                 -----------     -----------
      Total deposits                                                             318,584,599     310,213,818

Notes payable                                                                      5,792,911       6,000,000
Accrued interest, taxes, and other liabilities                                     3,007,143       3,262,975
                                                                                   ---------       ---------
      Total liabilities                                                          327,384,653     319,476,793

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,569,215 shares issued and outstanding at June 30, 2001 and 1,567,748 shares
issued and outstanding at Dec. 31, 2000                                            5,078,051       5,025,476
Retained earnings                                                                 25,923,283      24,027,158
Unearned management retention plan                                                  (154,510)       (183,188)
Accumulated other comprehensive income, net                                          104,460          17,189
                                                                                     -------          ------
      Total stockholders' equity                                                  30,951,284      28,886,635
                                                                                  ----------      ----------
      Total liabilities and stockholders' equity                                $358,335,937    $348,363,428
                                                                                ============    ============
   See notes to interim consolidated financial statements


                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                     Three Months Ended June          Six Months Ended June
                                                                   2001          2000            2001           2000
                                                                   ----          ----            ----           ----
Interest income:
   Interest and fees on loans                                $6,100,402    $5,635,956     $12,296,295    $10,742,895
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       249,185       388,893         505,767        844,212
      Obligations of state and political subdivisions           227,610       228,647         458,933        449,434
      Other securities                                           16,563        18,443          32,117         34,311
   Interest on short term investments                           199,057        30,425         470,899         85,227
                                                                -------        ------         -------         ------
      Total interest income                                   6,792,817     6,302,364      13,764,011     12,156,079
                                                              ---------     ---------      ----------     ----------

Interest expense:
   Interest on deposits                                       2,685,892     2,265,152       5,483,342      4,469,216
   Other interest expense                                       107,002       111,515         213,019        157,707
                                                                -------       -------         -------        -------
      Total interest expense                                  2,792,894     2,376,667       5,696,361      4,626,923
                                                              ---------     ---------       ---------      ---------

      Net interest income                                     3,999,923     3,925,697       8,067,650      7,529,156

Provision for loan losses                                       300,000       300,000         600,000        600,000
                                                                -------       -------         -------        -------
      Net interest income after provision for loan            3,699,923     3,625,697       7,467,650      6,929,156
                                                              ---------     ---------       ---------      ---------
losses

Non-interest income:
   Service charges                                              671,974       543,076       1,272,100        994,848
   Gain on sale of loans                                         60,713        17,751         104,543         33,994
   Trust income                                                  29,489        47,364          90,320         91,659
   Other                                                         40,702         6,714          61,226         11,061
                                                                 ------         -----          ------         ------
      Total non-interest income                                 802,878       614,905       1,528,189      1,131,562
                                                                -------       -------       ---------      ---------

Non-interest expense:
   Salaries and employee benefits                             1,476,023     1,322,489       2,971,903      2,671,116
   Net occupancy                                                187,662       174,400         403,539        364,210
   Equipment expense                                            208,887       229,461         422,134        461,960
   Fees                                                         179,984        96,810         355,637        159,773
   Printing and supplies                                         37,883        66,172          96,265        128,396
   Michigan Single Business Tax                                  60,000        60,300         125,500        120,500
   Other                                                        608,206       535,562       1,053,997        958,903
                                                                -------       -------       ---------        -------
      Total non-interest expense                              2,758,645     2,485,194       5,428,975      4,864,858
                                                              ---------     ---------       ---------      ---------

Income before federal income taxes                            1,744,156     1,755,408       3,566,864      3,195,860

Federal income taxes                                            512,400       515,000       1,043,400        925,800
                                                                -------       -------       ---------        -------

      Net income                                             $1,231,756    $1,240,408      $2,523,464     $2,270,060
                                                             ==========    ==========      ==========     ==========

Per share statistics*
   Basic EPS                                                       $.79          $.79           $1.61          $1.45
   Diluted EPS                                                     $.79          $.79           $1.61          $1.45
   Dividends                                                       $.20          $.20            $.40           $.40


*Based on 1,568,362 average shares outstanding during the period ended June 30, 2001 and 1,565,203 average shares outstanding during the period ended June 30, 2000. See notes to interim consolidated financial statements.

                       FNBH BANCORP, INC. AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity and Comprehensive Income
               For the Three Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                             Common       Retained       Retention       Comprehensive
                                                             Stock        Earnings          Plan         Income (loss)        Total
                                                             -----        --------          ----         -------------        -----
Balances at March 31, 2000                                  $4,919,280    21,439,969     (127,585)        (188,258)      26,043,406
Amortization of management retention plan                                                   9,009                             9,009
Comprehensive income:
   Net income                                                              1,240,408                                      1,240,408
   Change in unrealized loss on debt securities
   available for sale, net of tax effect                                                                    43,888           43,888
                                                                                                                             ------
        Total comprehensive income                                                                                        1,284,296
                                                                                                                          =========

Cash dividends (20(cent)per share)                            ________      (313,041)     _______           ______         (313,041)
                                                                            ---------                                     ---------

Balances at June 30, 2000                                   $4,919,280     22,367,336    (118,576)        (144,370)      27,023,670
                                                            ==========     ==========    =========        =========      ==========
See notes to interim consolidated financial statements

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                             Common       Retained       Retention       Comprehensive
                                                             Stock        Earnings          Plan         Income (loss)        Total
                                                             -----        --------          ----         -------------        -----

Balances at March 31, 2001                                  $5,068,423     25,005,317    (167,958)         107,098       30,012,880
Issued 264 shares for employee purchase plan                     9,628                                                        9,628
Amortization of management retention plan                                                  13,448                            13,448
Comprehensive income:
   Net income                                                               1,231,756                                     1,231,756
   Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                    (2,638)          (2,638)
                                                                                                                            -------
        Total comprehensive income                                                                                        1,229,118
                                                                                                                          =========

Cash dividends (20(cent)per share)                           _________       (313,790)     ______           ______         (313,790)
                                                                             ---------                                    ---------
Balances at June 30, 2001                                   $5,078,051     25,923,283    (154,510)         104,460       30,951,284
                                                            ==========     ==========    =========         =======       ==========

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                              Common       Retained       Retention      Comprehensive
                                                              Stock        Earnings         Plan         Income (loss)        Total
                                                              -----        --------         ----         -------------        -----

Balances at December 31, 1999                                $4,919,280    20,723,357    (139,597)          (191,394)    25,311,646
Amortization of management retention plan                                                  21,021                            21,021
Comprehensive income:
   Net income                                                               2,270,060                                     2,270,060
   Change in unrealized loss on debt securities
   available for sale, net of tax effect                                                                      47,024         47,024
                                                                                                                             ------
        Total comprehensive income                                                                                        2,317,084
                                                                                                                          =========

Cash dividends (40(cent)per share)                             ________      (626,081)     _______            ______       (626,081)
                                                                             ---------                                     ---------
Balances at June 30, 2000                                    $4,919,280     22,367,336   (118,576)          (144,370)    27,023,670
                                                             ==========     ==========   =========          =========    ==========
See notes to interim consolidated financial statements


                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                              Common       Retained       Retention      Comprehensive
                                                              Stock        Earnings         Plan         Income (loss)        Total
                                                              -----        --------         ----         -------------        -----

Balances at December 31, 2000                                $5,025,476    24,027,158     (183,188)          17,189      28,886,635
Issued 1,467 shares for employee purchase plan                   52,575                                                      52,575
Amortization of management retention plan                                                   28,678                           28,678
Comprehensive income
   Net income                                                               2,523,464                                     2,523,464
   Change in unrealized loss on debt securities
available for sale, net of tax effect                                                                        87,271          87,271
                                                                                                                             ------
       Total comprehensive income                                                                                         2,610,735
                                                                                                                          =========

Cash dividends (40(cent)per share)                                           (627,339)                                     (627,339)
                                                             ----------    ----------     ---------         -------        ---------
Balances at June 30, 2001                                    $5,078,051    25,923,283     (154,510)         104,460      30,951,284
                                                             ==========    ==========     =========         =======      ==========

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                       Six months ended June 30
                                                                                        2001            2000
                                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                     $2,523,464     $ 2,270,060
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      600,000         600,000
      Depreciation and amortization                                                  450,445         468,565
      Net amortization (accretion) on investment securities                           (1,279)         25,202
      Earned portion of management retention plan                                     28,678          21,021
      Gain on sale of loans                                                         (104,543)        (33,994)
      Proceeds from sale of loans                                                  6,596,121       2,719,233
      Origination of loans held for sale                                          (7,015,535)     (3,068,216)
      (Increase) decrease in accrued interest income and other assets                679,252        (162,002)
      Increase (decrease) in accrued interest, taxes, and other liabilities         (301,032)        504,855
                                                                                   ---------         -------
         Net cash provided by operating activities                                 3,455,571       3,344,724
                                                                                   ---------       ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                     (7,522,894)     (5,982,298)
   Proceeds  from maturities and calls of available for sale securities            5,000,000      11,000,000
   Proceeds from mortgage-backed securities paydowns-available for sale               39,675               0
   Purchases of held to maturity securities                                                0      (2,496,205)
   Proceeds from maturities and calls of held to maturity securities                 620,000         605,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                474,219         200,228
   Purchase of loans                                                                (142,540)              0
   Net increase in loans                                                         (14,013,604)    (33,104,607)
   Capital expenditures                                                             (534,763)        (90,364)
                                                                                   ---------        --------
         Net cash used in investing activities                                   (16,079,907)    (29,868,246)
                                                                                ------------    ------------

Cash flows from financing activities:
   Net increase in deposits                                                        8,370,781       7,241,452
   Increase in borrowings                                                                  0       8,850,000
   Payments on FHLB note                                                            (207,089)              0
   Shares issued for employee stock purchase plan                                     52,575               0
   Dividends paid                                                                   (627,339)       (626,081)
                                                                                   ---------       ---------
         Net cash provided by financing activities                                 7,588,928      15,465,371
                                                                                   ---------      ----------

Net decrease in cash and cash equivalents                                         (5,035,408)    (11,058,151)

Cash and cash equivalents at beginning of year                                    43,244,665      24,414,282
                                                                                  ----------      ----------

Cash and cash equivalents at end of period                                       $38,209,257     $13,356,131
                                                                                 ===========     ===========

Supplemental disclosures:
   Interest paid                                                                 $ 5,744,774     $ 4,671,297
   Federal income taxes paid                                                       1,172,000         850,000
   Loans charged off                                                                 169,775         268,947

See notes to interim consolidated financial statements

Notes to Interim Consolidated Financial Statements(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2001, and consolidated results of operations for the three months and six months ended June 30, 2001 and 2000 and consolidated cash flows for the six months ended June 30, 2001 and 2000.

2. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the 2000 Annual Report contained in the Registrant's report on Form 10-K filing.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,697,000 at June 30, 2001, $1,680,000 at June 30, 2000, and $817,000 at December 31, 2000. (See Management's Discussion and Analysis of financial condition and results of operations).

6. Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.
                                Second Quarter                  Year to Date
                                    2001        2000             2001       2000

Net income                    $1,231,756  $1,240,408       $2,523,464 $2,270,060

Shares outstanding (basic)     1,568,957   1,565,203        1,568,362  1,565,203
Dilutive shares                        0           0                0          0
                               ---------   ---------        ---------  ---------
 Shares outstanding (diluted)  1,568,957   1,565,203        1,568,362  1,565,203
Earnings per share:
 Basic EPS                          $.79        $.79            $1.61      $1.45
 Diluted EPS                        $.79        $.79            $1.61      $1.45

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 2001 and 2000, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings(in thousands    Second Quarter                          Year-to-Date
except per share data)   2001      2000                         2001      2000
                         ----      ----                         ----      ----

Net income             $1,232    $1,240                       $2,523    $2,270
Net Income per Share    $ .79     $ .79                        $1.61     $1.45

Net income for the three months ended June 30, 2001 decreased approximately $8,000 compared to the same period last year. In the second quarter of the current year net interest income increased $74,000 (2%), non-interest income grew $188,000 (31%) and the federal tax accrual decreased slightly. Offsetting these favorable occurrences was an increase in non-interest expense of $274,000 (11%).

Net income for the first half of the year increased $253,000 (11%) from that reported last year. Contributing to 2001 earnings were an increase of $538,000 (7%) in net interest income and a $396,000 (35%) increase in non-interest income. Partially offsetting these increases in income were increases of $564,000 (12%) in non-interest expense, and of $118,000 (13%) in the provision for federal income tax.

Net Interest Income       Second Quarter                          Year-to-Date
(in thousands)            2001      2000                         2001      2000
                          ----      ----                         ----      ----

Interest Income         $6,793    $6,302                      $13,764   $12,156
Interest Expense         2,793     2,376                        5,696     4,627
                         -----     -----                        -----     -----
Net Interest Income    $ 4,000    $3,926                       $8,068    $7,529

The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

                                    TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                             June 30, 2001 and 2000

                                               ---------------Second Quarter Averages----------------
                                                      2001                                2000
                                                      ----                                ----
                                         Average                              Average
                                         Balance     Interest      Rate       Balance     Interest       Rate
Assets:
Short term investments                   $19,285      $ 199.0     4.08%       $ 1,862       $ 30.4      6.46%
Securities:  Taxable                      17,174        265.8     6.19%        30,048        407.4      5.42%
                   Tax-exempt(1)          18,499        307.9     6.66%        18,559        314.6      6.78%
Loans(2)(3)                              267,633      6,142.2     9.08%       233,139      5,673.6      9.63%
                                         -------      -------                 -------      -------
Total earning assets/total
interest income                          322,591     $6,914.9     8.49%       283,608     $6,426.0      8.97%
                                                     --------                             --------
Cash & due from banks                     13,375                               11,877
All other assets                          15,172                               16,091
Allowance for loan loss                   (5,512)                              (4,867)
                                         -------                              -------
   Total assets                         $345,626                             $306,709
                                        ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $120,170      $ 768.0     2.56%     $ 120,168      $ 854.7      2.85%
Time                                     130,432      1,917.9     5.90%        99,901      1,410.5      5.66%
Fed funds purchased                            0            0                     597                   7.61%
                                                                                              11.5
FHLB Notes                                 5,793        107.0     7.31%         5,433        100.0      7.28%
                                           -----        -----                   -----        -----
Total interest bearing
liabilities/total interest expense       256,395    $ 2,792.9     4.37%       226,099     $2,376.7      4.21%
                                                    ---------                             --------
Non-interest bearing deposits             55,564                               51,329
All other liabilities                      3,087                                2,589
Stockholders' Equity                      30,580                               26,692
                                          ------                               ------
Total liabilities and
   shareholders' equity                 $345,626                             $306,709
                                        ========                             --------
Interest spread                                                   4.12%                                 4.76%
                                                                  =====                                 =====
Net interest income-FTE                             $ 4,122.0                            $ 4,049.3
                                                    =========                            =========
Net interest margin                                               5.02%                                 5.62%
                                                                  =====                                 =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.

(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $207,000 in 2001 and $177,000 in 2000.


                                                ----------------Year to Date Averages-----------------
                                                        2001                              2000
                                                        ----                              ----

                                        Average                               Average
                                        Balance       Interest     Rate       Balance     Interest      Rate
Assets:
Short term investments                 $ 19,909        $ 468.9    4.69%      $  2,915      $  85.2     5.78%
Securities:  Taxable                     17,611          539.8    6.13%        33,008        878.5     5.34%
             Tax-exempt(1)               18,658          627.5    6.73%        18,263        619.4     6.78%
Loans(2)(3)                             264,334       12,379.2    9.34%       225,192     10,807.4     9.51%
                                        -------       --------                -------     --------
Total earning assets/total
interest income                         320,512     $ 14,015.4    8.72%       279,378    $12,390.5     8.80%
                                                    ----------                           ---------
Cash & due from banks                    12,961                                11,060
All other assets                         15,255                                16,220
Allowance for loan loss                  (5,400)                               (4,728)
                                        -------                               -------
   Total assets                        $343,328                              $301,930
                                       ========                              ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $123,360      $ 1,664.5    2.72%      $121,067    $ 1,714.9     2.84%
Time                                    126,859        3,818.9    6.07%        98,938      2,754.3     5.58%
Purchased funds                               0              0                    667         20.1     5.97%
FHLB Notes                                5,810          213.0    7.29%         3,775        137.6     7.21%
                                          -----          -----                  -----        -----
Total interest bearing
liabilities/total interest expense      256,029      $ 5,696.4    4.48%       224,447     $4,626.9     4.13%
                                                     ---------                            --------
Non-interest bearing deposits            53,744                                48,507
All other liabilities                     3,372                                 2,755
Stockholders' Equity                     30,183                                26,221
                                         ------                                ------
Total liabilities and
  shareholders' equity                 $343,328                             $ 301,930
                                       ========                             =========
Interest spread                                                   4.24%                                4.67%
                                                                  =====                                =====
Net interest income-FTE                               $8,319.0                            $7,763.6
                                                      ========                            ========
Net interest margin                                               5.14%                                5.48%
                                                                  =====                                =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $394,000 in 2001 and $325,000 in 2000.


Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income increased approximately $489,000 in the second quarter of 2001 compared to that of 2000. The increase was the result of a $39,000,000 (14%) growth in average balances on earning assets as the yield on earning assets declined 48 basis points (5%) year to year. Loan interest increased nearly $470,000 due to a $34,500,000 (15%) increase in loans although rates declined by 55 basis points. In the second quarter, tax equivalent income on short and long term investments increased approximately $20,000 because the average balances increased $4,500,000 although the rate earned decreased 35 basis points.

For the  first  half of the  year,  tax  equivalent  interest  income  increased
$1,625,000. Loan interest income increased approximately $1,570,000, with average balances up $39,000,000 (17%) although yields declined 17 basis points. As a percentage, each type of loan grew equally, approximately 17%, but because of the larger base in commercial loans, that portfolio increased the most in dollar volume. Commercial loans increased $30,400,000 on average, while consumer loans increased $4,700,000 and mortgage loans increased $4,100,000. The Bank's resources in the loan department are primarily deployed making commercial loans. With the declining interest rates, the Bank also had considerable demand for residential mortgage loans. These loans are sold in the secondary market if they conform to market standards. In the first half of 2001, the Bank sold approximately $6,500,000 mortgage loans, compared to $1,900,000 in the first half of 2000.

For the first six months of the year, income on short and long term investments increased $53,000 from that earned the prior year due to a nearly $2,000,000 increase in average balances although the yields decreased by 3 basis points.

Interest Bearing Liabilities/Interest Expense

In the second quarter of 2001, interest expense increased $416,000 due to an increase in average balances of $30,300,000 (13%) and in the interest rate paid of 16 basis points. Savings and NOW interest expense decreased approximately $87,000. Average balances remained unchanged but rates decreased 29 basis points. Interest on time deposits increased $507,000 in the second quarter of 2001 over the prior year. Balances increased approximately $30,500,000 (31%) and the rate paid increased 24 basis points compared to that of 2000. In the second half of 2000, the Bank marketed certificates of deposit quite aggressively as loans were growing faster than deposits and the Bank was borrowing money through the Fed Funds market. Most of the new business was in short term certificates that are maturing in the next quarter. The Bank has sufficient liquidity to absorb any runoff from these deposits.

In the first half of the year, interest expense was $1,070,000 higher than the previous year due to average balances of interest bearing liabilities increasing $31,600,000 and the average rate increased 35 basis points. Savings and NOW interest expense decreased approximately $50,000 because the interest rate decreased 12 basis points although balances increased $2,300,000 (2%). Interest on time deposits increased approximately $1,065,000 because the balance increased $27,900,000 (28%) and the rate increased 49 basis points.

In the first half of 2001, the Bank did not need to borrow short term money. The Bank does, however, have two loans, entered into in 2000, from the Federal Home Loan Bank of Indianapolis. One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank's rate sensitivity position. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings.

Liquidity

Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. With the availability of lines of credit from the Federal Home Loan Bank, the way liquidity is viewed and the ratios to calculate it have changed recently. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the FFIEC, to maintain a current ratio of no less than 1:1. Additional requirements of the policy are that when FHLBI available credit is considered, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank's capital ratios fall below the "well capitalized" level, additional liquidity totaling 5% of assets will be required.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank's "Large Certificates", which are generally considered to be more volatile and sensitive to changes in rates, consists of local depositors known to the Bank. As of June 30, 2001, the Bank had Large Certificates totaling approximately $44,570,000 compared to $33,100,000 at December 31, 2000.

It is the intention of the Bank's management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a $16,000,000 line of credit available at the FHLBI ($6,000,000 of which has been used, as mentioned previously) and the Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker pledging Treasury and Agency securities as collateral. In the event the Bank must borrow for an extended period, management may look to "available for sale" securities in the investment portfolio for liquidity.

Interest Rate Risk

Interest rate risk is also addressed by ALCO. Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while, at the same time, maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank does not enter into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised.

In addition to liquidity and interest rate risk management issues, ALCO discusses the Bank's performance and the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios, other balance sheet ratios, and profitability ratios.

Interest Rate Sensitivity
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
                                                 ------       ------         -----        -----         -----
Assets:
Loans....................................      $101,210      $32,493      $124,969      $11,320      $269,992
Securities...............................         4,918       10,205        15,433       10,278        40,834
Short term investments...................        20,956                                                20,956
                                                 ------       ------        ------       ------        ------
   Total rate sensitive assets...........      $127,084      $42,698      $140,402      $21,598      $331,782

Liabilities & Stockholders' Equity:
   Savings & NOW.........................       $50,802                                 $71,680      $122,482
   Time..................................        36,228       73,261        25,230          426       135,145
   Other borrowings......................                        224         4,088        1,481         5,793
                                                 ------          ---         -----        -----         -----
      Total rate sensitive liabilities...       $87,030      $73,485       $29,318      $73,587      $263,420

Rate sensitivity gap and ratios:
   Gap for period........................       $40,054     ($30,787)     $111,084     $(51,989)
   Cumulative gap........................        40,054        9,267       120,351

Cumulative rate sensitive ratio..........          1.46         1.06          1.63         1.26
Dec. 31, 2000 rate sensitive ratio.......          1.17         1.16          1.34         1.23

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

Provision for Loan Losses      Second Quarter                    Year-to-Date
(in thousands)                 2001      2000                  2001       2000
                               ----      ----                  ----       ----
         Total                 $300      $300                  $600       $600
                               ====      ====                  ====       ====

The provision for loan losses was unchanged in the second quarter of 2001 compared to the prior year. Year to date the provision is also unchanged. Although the average balance in loans increased 17% in the last year and non-performing loans are somewhat higher, management determined the allowance to be sufficient based on the level of risk in the portfolio. In June of 2001, the allowance for loan loss as a percent of loans was 2.11%, compared to 2.00% a year earlier and 2.03% at December 31, 2000. For the first six months of 2001, the Bank had net charge offs of $101,000, compared to $229,000 in the first half of 2000. Non-accrual, past due 90 days, and renegotiated loans were .63% and
 .69% of total loans outstanding at June 30, 2001 and 2000, respectively, and .32% of total loans at December 31, 2000.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $6,400,000 at June 30, 2001, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $5,000,000 of commercial loans separately identified as impaired. Impaired loans totaled $3,900,000 at December 31, 2000. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis. One of the loans, for $2,400,000, is current and making regular payments; however, the cash generated solely by the business is currently not adequate to cover debt service. Another loan, for $1,200,000, was made to a doctor to purchase medical buildings in Lansing. Although the loan is current, cash flow from the leases has not been sufficient to cover debt service. Both loans are secured with first mortgages on commercial real estate and the real estate is being actively marketed.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $2,800,000 at June 30, 2001.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at June 30, 2001 compared to December 31, 2000.

Nonperforming Assets
(in thousands)                                    June 30,2001          December 31, 2000
                                                  ------------          -----------------
Non-accrual loans                                       $1,432                     $  608
90 days or more past due and still accruing                265                        209
                                                         -----                        ---
         Total nonperforming loans                       1,697                        817
Other real estate                                            0                        604
                                                         -----                        ---
         Total nonperforming assets                     $1,697                     $1,421

Nonperforming loans as a percent of total loans           .63%                        32%
Nonperforming assets as a percent of total loans          .63%                       .57%
Loan loss reserve as a percent of nonperforming loans     335%                       636%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 2001 and 2000.

                                                                       Year to date         Year to date
Loans:   (dollars in thousands)                                       June 30, 2001         June 30, 2000
                                                                      -------------         -------------
   Average daily balance of loans for the year to date                    264,334               225,192
   Amount  of  loans,  net of  unearned  income,
outstanding at end of the quarter                                         269,992               243,210
Allowance for loan losses:
   Balance at beginning of year                                             5,193                 4,483
   Loans charged off:
      Real estate                                                               0                     0
      Commercial                                                               57                   233
      Consumer                                                                112                    36
                                                                              ---                    --
         Total charge-offs                                                    169                   269
   Recoveries of loans previously charged off:
      Real estate                                                               0                     0
      Commercial                                                               46                    18
      Consumer                                                                 22                    22
                                                                               --                    --
         Total recoveries                                                      68                    40

Net loans charged off                                                         101                   229
Additions to allowance charged to operations                                  600                   600
                                                                              ---                   ---
         Balance at end of quarter                                         $5,692                $4,854

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                        .08%                  .20%
    Allowance for loan losses to loans outstanding                          2.11%                 2.00%

Non-interest Income            Second Quarter                     Year-to-Date
(in thousands)                2001       2000                   2001       2000
                              ----       ----                   ----       ----
Total                         $803       $615                  $1,528     $1,132
                              ====       ====                  ======     ======

Non-interest income, which includes service charges on deposit accounts, loan fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $188,000 (31%) in the second quarter of 2001 compared to the same period in the previous year. Service charge income increased approximately $129,000 (24%) primarily the result of management's analysis of bank-wide service charges last year resulting in some increases which took place in the middle of the second quarter. Gain on the sale of loans increased $43,000 (242%) due to increased volume of residential mortgage sales, the result of customers refinancing in the low rate environment of the last three months. Trust fees declined $18,000 (38%) as the trust department focused on staffing rather than business development. Other income increased $34,000 due to a $42,000 gain on the sale of other real estate.

For the year, non-interest income increased $396,000 (35%). Contributing to the increase was a $277,000 increase in service charge income, primarily the result of adjustments made to service charges as mentioned above. Gains on the sale of loans increased approximately $70,000 due to increased volume as noted above. Other income increased $50,000 but includes $58,000 in non-recurring gains due to the sale of property.

Non-interest Expense           Second Quarter                     Year-to-Date
(in thousands)                2001       2000                   2001       2000
                              ----       ----                   ----       ----
Total                       $2,759     $2,485                 $5,429     $4,865
                            ======     ======                 ======     ======

Non-interest expense increased $274,000 (11%) in the second quarter of 2001 compared to the same period last year. There were increases in salaries and benefits expense of $154,000 (12%) principally due to a $95,000 (10%) increase in salary expense and a $38,000 (104%) increase in 401 (k) employer contribution costs. The fluctuation in 401 (k) expense is the result of an unusually low expense in the second quarter of 2000 due to credits in the plan. Fees for outside services increased $83,000 (86%), the result of costs related to hiring consultants for Strategic Planning and ALCO matters. "Other" non-interest expense increased $73,000 (14%) primarily due to accruals for losses related to check fraud.


For the first half of the year, non-interest expense increased $564,000 (12%) compared to the prior year. There was a $301,000 (11%) increase in salaries and benefits, made up of a $111,000 (6%) increase in salary expense, a $42,000 (21%) increase payroll taxes, a $46,000 (45%) increase in 401(k) employer contribution costs, and an $87,300 (24%) increase in profit sharing accruals. The increase in salary expense was the result of normal salary increases and staffing changes. The increase in payroll tax was the result of a larger profit share payout in 2001. The increase in pension cost is the result of unusually low cost in 2000 explained above. The increase in profit sharing accruals is the result of increased earnings and employee eligibility. Occupancy expense was $39,000 (11%) higher due to unusually high snow removal costs this year. Fees for outside services increased $196,000 (123%) over the previous year primarily due to staffing the trust department with contract help while searching for a trust officer and the costs related to filling the position, as well as items listed above. "Other" non-interest expense increased $95,000 (10%) primarily due to loss accruals mentioned above.

Income Tax Expense             Second Quarter                     Year-to-Date
(in thousands)                2001       2000                   2001       2000
                              ----       ----                   ----       ----
         Total                $512       $515                 $1,043       $926
                              ====       ====                 ======       ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability.

Capital (in thousands)            June 30, 2001               December 31, 2000
                                  -------------               -----------------
Stockholders' Equity*                $30,847                        $28,869
Ratio of Equity to Total Assets        8.61%                          8.29%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $104,000 at June 30, 2001 and $17,000 at December 31, 2000.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders' equity, excluding the securities valuation adjustment, increased $1,980,000 (7%) during the first half of the year. This increase was principally the result of net income earned by the company reduced by dividends paid of $627,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at June 30, 2001 was 9.77%, and total risk-based capital was 11.02%. At June 30, 2000 these ratios were 9.46% and 10.71% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 8.26% at June 30, 2001 and 7.99% in 2000. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

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

The Company also owns two other branch sites, one in Howell which cost approximately $250,000 and one in Hamburg which cost approximately $330,000. Construction has begun on the Howell branch with completion anticipated in the last quarter of 2001. The Company does not expect to build the Hamburg branch this year. It will, however, commence building additional office space for back office functions in the third quarter with occupancy anticipated early in 2002. All building projects are expected to be financed from internally generated funds.

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

The FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitization and other transfers of financial assets and collateral. SFAS No. 140 also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. This Statement is in effect but has no material impact on the financial condition or operations of the Company.

On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but instead must be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001. The company had no goodwill amortization expense during the six month period ended June 30, 2001. Accordingly, based upon the lack of prior acquisitions, management does not expect that these Statements will have an impact on the Company's results of operations.

Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets, is effective for the Company's quarter ended June 30, 2001. The adoption of EITF 99-20 did not have a material impact on the financial condition or operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Company since December 31, 2000 other than previously discussed.



                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The registrant's annual meeting of stockholders was held on April 25, 2001. The stockholders voted on the election of directors and the Employee Stock Purchase Plan.

Votes were cast as follows for the three nominees for the office of director.

Term expiring in 2004:
                    Shares voted for   Shares voted against     Shares Abstained
 Barbara Draper Martin       957,208                  2,640                    0
 Randolph E. Rudisill        953,143                    880                5,825
 W. Rickard Scofield         954,023                      0                5,825

Additionally, the following directors continue in office.

Term expiring in 2002:
         Dona Scott Laskey
         James R. McAuliffe
         R. Michael Yost

Term expiring in 2003:
         Donald K. Burkel
         Harry E. Griffith
         Gary R. Boss

In a separate proxy mailing, votes were cast as follows for Adoption of the Employee Stock Purchase Plan:

         For                                784,184
         Against                             27,622
         Abstain                             84,290


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
          There are none applicable.

(b)  Reports on Form 8-K:
          There were no reports on Form 8-K filed during the second quarter of 2001.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 to be signed on its behalf by the undersigned hereunto duly authorized.


                  FNBH BANCORP, INC.



                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer


                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer



DATE:  August 10, 2001