Form 10-Q
period 2001-09-30
FNBH BANCORP INC
filed 2001-11-07
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,573,276 shares of the Company's Common Stock (no par value) were outstanding as of September 30, 2001.

                                      INDEX

                                                                        Page
                                                                       Number
Part I.   Financial Information (unaudited):

  Item 1.
  Interim Financial Statements:
  Consolidated Balance Sheet as of Sept. 30, 2001 and Dec. 31, 2000............4
  Consolidated Statements of Income, three months ended
  Sept. 30, 2001 and 2000, and nine months ended  Sept. 30, 2001 and 2000......5
  Consolidated Statement of Stockholders' Equity and Comprehensive
  Income for three months ended September 30, 2001 and 2000....................6
  Consolidated Statement of Stockholders' Equity and Comprehensive
  Income for nine months ended September 30, 2001 and 2000.....................7
  Consolidated Statements of Cash Flows for nine months ended
  September 30, 2001 and 2000..................................................8
  Notes to Interim Consolidated Financial Statements...........................9

  Item 2.
  Management's Discussion and Analysis of
  Financial Condition and Results of Operations...............................10

  Item 3.
  Quantitative and Qualitative Disclosures about Market Risk..................21

Part II.  Other Information

  Item 6......................................................................22

  Signatures..................................................................22

                         PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)                                         September 30     December 31
Assets                                                                                  2001            2000
                                                                                        ----            ----
Cash and due from banks                                                         $ 13,858,913    $ 17,501,547
Short term investments                                                            24,851,134      25,743,118
                                                                                  ----------      ----------
   Total cash and cash equivalents                                                38,710,047      43,244,665

Investment securities held to maturity, net (fair value of $19,100,000
   at September 30, 2001 and $19,218,000 at Dec. 31, 2000)                        18,184,560      18,886,677
Investment securities available for sale, at fair value                           23,821,008      19,847,480
Mortgage-backed securities held to maturity, net (fair value of
   $94,000 at September 30, 2001 and $578,000 at Dec. 31, 2000)                       93,722         576,994
Mortgage-backed securities available for sale, at fair value                       7,216,312               0
                                                                                   ---------               -
      Total investment securities                                                 49,315,602      39,311,151

Loans:
   Commercial                                                                    219,160,226     197,203,204
   Consumer                                                                       31,789,316      31,180,063
   Real estate mortgages                                                          25,941,567      27,840,497
                                                                                  ----------      ----------
      Total loans                                                                276,891,109     256,223,764
   Less unearned income                                                              763,227         809,746
   Less allowance for loan losses                                                  5,836,713       5,193,263
                                                                                   ---------       ---------
      Net loans                                                                  270,291,169     250,220,755

Premises and equipment - net                                                       8,706,868       8,238,743
Land available for sale - net                                                      1,530,290       1,530,290
Accrued interest and other assets                                                  5,202,599       5,817,824
                                                                                   ---------       ---------
      Total assets                                                              $373,756,575    $348,363,428
                                                                                ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 62,622,937    $ 55,252,490
   NOW                                                                            37,015,365      34,637,247
   Savings and money market                                                       96,853,606      98,887,217
   Time                                                                          135,649,350     121,436,864
                                                                                 -----------     -----------
      Total deposits                                                             332,141,258     310,213,818

FHLB advances                                                                      5,792,911       6,000,000
Accrued interest, taxes, and other liabilities                                     3,694,537       3,262,975
                                                                                   ---------       ---------
      Total liabilities                                                          341,628,706     319,476,793

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,573,276 shares issued and outstanding at September 30, 2001 and 1,567,748
shares issued and outstanding at December 31, 2000                                 5,245,456       5,025,476
Retained earnings                                                                 26,919,040      24,027,158
Unearned management retention plan                                                  (267,247)       (183,188)
Accumulated other comprehensive income, net                                          230,620          17,189
                                                                                     -------          ------
      Total stockholders' equity                                                  32,127,869      28,886,635
                                                                                  ----------      ----------
      Total liabilities and stockholders' equity                                $373,756,575    $348,363,428
                                                                                ============    ============
   See notes to interim consolidated financial statements

                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Unaudited                                                    Three Months Ended Sept.        Nine Months Ended Sept.
                                                                   2001          2000            2001           2000
                                                                   ----          ----            ----           ----
Interest income:
   Interest and fees on loans                                $5,988,400    $6,174,610     $18,284,695    $16,917,505
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       321,536       362,583         827,303      1,206,795
      Obligations of state and political subdivisions           223,483       231,629         682,416        681,063
      Other securities                                           50,680        15,231          82,797         49,542
   Interest on short term investments                           192,450        13,088         663,349         98,315
                                                                -------        ------         -------         ------
      Total interest income                                   6,776,549     6,797,141      20,540,560     18,953,220
                                                              ---------     ---------      ----------     ----------

Interest expense:
   Interest on deposits                                       2,638,010     2,428,940       8,121,352      6,898,156
   Other interest expense                                       107,001       178,339         320,020        336,046
                                                                -------       -------         -------        -------
      Total interest expense                                  2,745,011     2,607,279       8,441,372      7,234,202
                                                              ---------     ---------       ---------      ---------

      Net interest income                                     4,031,538     4,189,862      12,099,188     11,719,018

Provision for loan losses                                       290,000       300,000         890,000        900,000
                                                                -------       -------         -------        -------
      Net interest income after provision for loan losses     3,741,538     3,889,862      11,209,188     10,819,018

Non-interest income:
   Service charges                                              659,816       666,216       1,931,916      1,661,064
   Gain on sale of loans                                         42,253        20,695         146,796         54,689
   Trust income                                                  42,981        51,232         133,301        142,891
   Other                                                          7,654       (5,479)          68,880          5,582
                                                                  -----       -------          ------          -----
      Total non-interest income                                 752,704       732,664       2,280,893      1,864,226
                                                                -------       -------       ---------      ---------

Non-interest expense:
   Salaries and employee benefits                             1,473,581     1,395,905       4,445,484      4,067,021
   Net occupancy                                                191,979       217,667         595,518        581,877
   Equipment expense                                            206,068       207,350         628,202        669,310
   Outside service fees                                         125,631       166,122         481,268        325,895
   Printing and supplies                                         90,693        47,843         186,958        176,239
   Michigan Single Business Tax                                  63,600        70,100         189,100        190,600
   Other                                                        492,345       612,207       1,546,342      1,571,110
                                                                -------       -------       ---------      ---------
      Total non-interest expense                              2,643,897     2,717,194       8,072,872      7,582,052
                                                              ---------     ---------       ---------      ---------

Income before federal income taxes                            1,850,345     1,905,332       5,417,209      5,101,192

Federal income taxes                                            540,100       591,700       1,583,500      1,517,500
                                                                -------       -------       ---------      ---------

      Net income                                             $1,310,245    $1,313,632      $3,833,709     $3,583,692
                                                             ==========    ==========      ==========     ==========

Per share statistics*
   Basic EPS                                                       $.83          $.84           $2.44          $2.29
   Diluted EPS                                                     $.83          $.84           $2.44          $2.29
   Dividends                                                       $.20          $.20            $.60           $.60

*Based on 1,569,744 average shares outstanding during the period ended September
30,  2001 and  1,566,046  average  shares  outstanding  during the period  ended
September 30, 2000.
See notes to interim consolidated financial statements.

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                           Common        Retained      Retention      Comprehensive
                                                            Stock        Earnings        Plan         Income (loss)        Total
                                                            -----        --------        ----         -------------        -----
Balances at June 30, 2000                                 $4,919,280    22,367,336    (118,576)         (201,355)        26,966,685
Issued 2,545 shares for management retention plan            106,890                  (106,890)
Amortization of management retention plan                                               16,135                               16,135
Forfeitures management retention plan                        (12,725)                   12,725
Net income                                                               1,313,632                                        1,313,632
Change in unrealized loss on debt securities
   available for sale, net of tax effect                                                                 145,865            145,865
                                                                                                                            -------
Total comprehensive income                                                                                                1,459,497
                                                                                                                          =========
Cash dividends (20 cents per share)                                       (313,549)                                        (313,549)
                                                          ----------    ----------    ---------         ---------        ----------
Balances at September 30, 2000                            $5,013,445    23,367,419    (196,606)          (55,490)        28,128,768
                                                          ==========    ==========    =========         =========        ==========

See notes to interim consolidated financial statements

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                           Common        Retained      Retention      Comprehensive
                                                            Stock        Earnings        Plan         Income (loss)        Total
                                                            -----        --------        ----         -------------        -----
Balances at June 30, 2001                                 $5,078,051    25,923,283    (154,510)          104,460         30,951,284
Issued 3,219 shares for management retention plan            135,198                  (135,198)
Amortization of management retention plan                                               22,461                               22,461
Issued 842 shares for employee purchase plan                  32,207                                                         32,207
Net income                                                               1,310,245                                        1,310,245
Change in unrealized loss on debt securities
available for sale, net of tax effect                                                                    126,160            126,160
                                                                                                                            -------
Total comprehensive income                                                                                                1,436,405
                                                                                                                          =========
Cash dividends (20 cents per share)                                       (314,488)                                        (314,488)
                                                          ----------    ----------    ---------          -------          ---------
Balances at September 30, 2001                            $5,245,456    26,919,040    (267,247)          230,620         32,127,869
                                                          ==========    ==========    =========          =======         ==========

                        FNBH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                           Common        Retained      Retention      Comprehensive
                                                            Stock        Earnings        Plan         Income (loss)        Total
                                                            -----        --------        ----         -------------        -----
Balances at December 31, 1999                             $4,919,280    20,723,357    (139,597)         (191,394)        25,311,646
Issued 2,545 shares for management retention plan            106,890                  (106,890)
Amortization of management retention plan                                               37,156                               37,156
Forfeitures management retention plan                        (12,725)                   12,725
Net income                                                               3,583,692                                        3,583,692
Change in unrealized gain (loss) on debt securities
   available for sale, net of tax effect                                                                 135,904            135,904
                                                                                                                            -------
Total comprehensive income                                                                                                3,719,596
                                                                                                                          =========
Cash dividends (60 cents per share)                                       (939,630)                                        (939,630)
                                                          ----------    ----------    ---------          --------         ---------
Balances at September 30, 2000                            $5,013,445    23,367,419    (196,606)          (55,490)        28,128,768
                                                          ==========    ==========    =========          ========        ==========

See notes to interim consolidated financial statements


                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                           Common        Retained      Retention      Comprehensive
                                                            Stock        Earnings        Plan         Income (loss)        Total
                                                            -----        --------        ----         -------------        -----
Balances at December 31, 2000                             $5,025,476    24,027,158    (183,188)           17,189         28,886,635
Issued 3,219 shares for management retention plan            135,198                  (135,198)
Amortization of management retention plan                                               51,139                               51,139
Issued 2,309 shares for employee purchase plan                84,782                                                         84,782
Net income                                                               3,833,709                                        3,833,709
Change in unrealized loss on debt securities
available for sale, net of tax effect                                                                                       213,431
                                                                                                                            -------
Total comprehensive income                                                                                                4,047,140
                                                                                                                          =========
Cash dividends (60 cents per share)                                       (941,827)                                        (941,827)
                                                          ----------    ----------    ---------          -------          ---------
Balances at September 30, 2001                            $5,245,456    26,919,040    (267,247)          230,620         32,127,869
                                                          ==========    ==========    =========          =======         ==========


                        FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                        Nine months ended Sept. 30
                                                                                        2001            2000
                                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                   $  3,833,709     $ 3,583,692
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      890,000         900,000
      Depreciation and amortization                                                  657,581         690,650
      Net amortization on investment securities                                       14,932          25,735
      Earned portion of management retention plan                                     51,139          37,156
      Loss on disposal of equipment                                                        0          79,866
      Gain on sale of loans                                                         (146,796)        (54,689)
      Proceeds from sale of loans                                                 11,000,914       2,864,415
      Origination of loans held for sale                                         (11,476,857)     (2,873,815)
      (Increase) decrease in accrued interest income and other assets                615,225        (423,336)
      Increase in accrued interest, taxes, and other liabilities                     321,562         742,741
                                                                                     -------         -------
         Net cash provided by operating activities                                 5,761,409       5,572,415
                                                                                   ---------       ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                    (20,254,834)     (7,973,357)
   Proceeds  from maturities and calls of available for sale securities            9,000,000      16,000,000
   Proceeds from mortgage-backed securities paydowns-afs                             484,309               0
   Purchases of held to maturity securities                                                0     (2,496,205)
   Proceeds from maturities and calls of held to maturity securities                 690,000         605,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                384,573         305,829
   Purchase of loans                                                                (792,540)              0
   Net increase in loans                                                         (19,545,135)    (42,142,108)
   Capital expenditures                                                           (1,125,706)       (167,112)
                                                                                 -----------       ---------
         Net cash used in investing activities                                   (31,159,333)    (35,867,953)
                                                                                 -----------     -----------

Cash flows from financing activities:
   Net increase in deposits                                                       21,927,440      17,671,729
   Increase in borrowings                                                                  0       6,000,000
   Payments on borrowings                                                           (207,089)              0
   Shares issued for employee purchase plan                                           84,782               0
   Dividends paid                                                                   (941,827)       (939,630)
                                                                                   ---------       ---------
         Net cash provided by financing activities                                20,863,306      22,732,099
                                                                                  ----------      ----------

Net decrease in cash and cash equivalents                                         (4,534,618)     (7,563,439)

Cash and cash equivalents at beginning of year                                    43,244,665      24,414,282
                                                                                  ----------      ----------

Cash and cash equivalents at end of period                                       $38,710,047     $16,850,843
                                                                                 ===========     ===========

Supplemental disclosures:
   Interest paid                                                                 $ 8,186,866     $ 6,773,553
   Federal income taxes paid                                                       1,172,000       1,482,000
   Loans charged off                                                                 326,916         282,368

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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2001, and consolidated results of operations for the three months and nine months ended September 30, 2001 and 2000 and consolidated cash flows for the nine months ended September 30, 2001 and 2000.

2. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the 2000 Annual Report contained in the Registrant's report on Form 10-K.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $3,076,000 at September 30, 2001, $1,978,000 at September 30, 2000, and $817,000 at December 31, 2000. (See
Management's Discussion and Analysis of financial condition and results of operations).

6. Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

                                                          Third Quarter                     Year to Date
                                                       2001            2000             2001            2000
                                                       ----            ----             ----            ----
Net income                                       $1,310,245      $1,313,632       $3,833,709      $3,583,692

Shares outstanding (basic)                        1,572,461       1,567,715        1,569,744       1,566,046
Dilutive shares                                           0               0                0               0
                                                  ---------       ---------        ---------       ---------
   Shares outstanding (diluted)                   1,572,461       1,567,715        1,569,744       1,566,046
Earnings per share:
   Basic EPS                                           $.83            $.84            $2.44           $2.29
   Diluted EPS                                         $.83            $.84            $2.44           $2.29


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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company's results of operations for the three months and nine months ended September 30, 2001 and 2000, and also provides information relating to the Company's financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands        Third Quarter                    Year-to-Date
except per share data)       2001         2000                2001        2000
                             ----         ----                ----        ----

Net income                 $1,310       $1,314              $3,834      $3,584
Net Income per Share        $ .83        $ .84               $2.44       $2.29


Net income for the three months ended September 30, 2001 decreased approximately $4,000 (less than 1%) from that reported for the same period last year. Earnings decreased in the third quarter of 2001 because net interest income decreased $148,000 (4%). The decrease in net interest income was the result of the decline in net interest margin although the Bank's average net earning assets increased. Partially offsetting the net interest income decline, the provision for loan losses decreased $10,000 (3%), non-interest income increased approximately $20,000 (3%), non-interest expense decreased approximately $73,000 (3%), and the provision for federal income tax declined $52,000 (9%).

Net income for the first nine months of the year increased $250,000 (7%) compared to the same period last year. Contributing to 2001 earnings were an increase of $380,000 (3%) in net interest income, a decrease of $10,000 (1%) in the provision for loan losses, and a $417,000 (22%) increase in non-interest income. Partially offsetting these increases were increases of $491,000 (6%) in non-interest expense, and $66,000 (4%) in the provision for federal income tax.

Net Interest Income            Third Quarter                    Year-to-Date
(in thousands)               2001         2000                2001        2000
                             ----         ----                ----        ----

Interest Income            $6,777       $6,797             $20,540     $18,953
Interest Expense            2,745        2,607               8,441       7,234
                           ------        -----               -----       -----
Net Interest Income        $4,032       $4,190             $12,099     $11,719


The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

                                     TABLE 1
                    INTEREST YIELDS AND COSTS (in thousands)
                           September 30, 2001 and 2000

                                                ---------------Third Quarter Averages----------------
                                                     2001                                 2000
                                                     ----                                 ----
                                         Average                              Average
                                         Balance     Interest      Rate       Balance     Interest       Rate
Assets:
Short term investments                  $ 20,983      $ 191.4     3.57%         $ 633       $ 13.1      8.09%
Securities:  Taxable                      25,643        373.3     5.87%        27,505        377.8      5.49%
             Tax-exempt(1)                18,236        308.4     6.69%        18,895        317.5      6.72%
Loans(2)(3)                              273,705      6,027.0     8.62%       249,341      6,190.4      9.71%
                                         -------      -------                 -------      -------
Total earning assets/total
interest income                          338,567     $6,900.1     7.99%       296,374     $6,898.8      9.13%
                                                     --------                             --------
Cash & due from banks                     13,591                               11,720
All other assets                          16,237                               15,940
Allowance for loan loss                   (5,784)                              (4,976)
                                        --------                             --------
   Total assets                         $362,611                             $319,058
                                        ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $127,071      $ 768.8     2.40%     $ 120,243      $ 856.5      2.83%
Time                                     135,790      1,869.2     5.46%       104,787      1,572.5      5.95%
Overnight borrowing                            0            0                   3,880         67.5      6.81%
FHLB advances                              5,793        107.0     7.23%         6,000        110.8      7.23%
                                           -----        -----                   -----      -------
Total interest bearing
liabilities/total interest expense       268,654    $ 2,745.0     4.05%       234,910     $2,607.3      4.40%
                                                    ---------                             --------
Non-interest bearing deposits             59,176                               53,401
All other liabilities                      3,310                                2,899
Stockholders' Equity                      31,471                               27,848
                                          ------                               ------
Total liabilities and
   shareholders' equity                 $362,611                             $319,058
                                        ========                             --------
Interest spread                                                   3.94%                                 4.73%
                                                                  =====                                 =====
Net interest income-FTE                             $ 4,155.1                            $ 4,291.5
                                                    =========                            =========
Net interest margin                                               4.78%                                 5.64%
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
(3) Interest on loans includes amortization of capitalized origination fees totaling $179,000 in 2001 and $177,000 in 2000.

                                               ----------------Year to Date Averages-----------------
                                                     2001                                 2000
                                                     ----                                 ----
                                        Average                               Average
                                        Balance       Interest     Rate       Balance     Interest      Rate
Assets:
Short term investments                 $ 20,577       $  660.4    4.23%       $ 2,146       $ 95.7     5.86%
Securities:  Taxable                     20,380          913.1    5.97%        31,155      1,258.9     5.38%
             Tax-exempt(1)               18,516          935.9    6.74%        18,476        936.9     6.76%
Loans(2)(3)                             267,539       18,406.1    9.10%       233,359     17,012.0     9.61%
                                        -------       --------                -------     --------
Total earning assets/total
interest income                         327,012     $ 20,915.5    8.46%       285,136    $19,303.5     8.93%
                                                    ----------                           ---------
Cash & due from banks                    13,164                                11,280
All other assets                         15,239                                16,198
Allowance for loan loss                  (5,529)                               (4,811)
                                       --------                              --------
   Total assets                        $349,886                              $307,803
                                       ========                              ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $124,502      $ 2,433.3    2.61%      $120,784    $ 2,571.4     2.84%
Time                                    129,863        5,688.1    5.86%       100,888      4,326.8     5.71%
Overnight borrowing                           0              0                  1,754         87.6     6.59%
FHLB advances                             5,804          320.0    7.27%         4,522        248.4     7.25%
                                          -----          -----                  -----        -----
Total interest bearing
liabilities/total interest expense      260,169      $ 8,441.4    4.34%       227,948     $7,234.2     4.23%
                                                     ---------                            --------
Non-interest bearing deposits            55,574                                50,110
All other liabilities                     3,459                                 2,996
Stockholders' Equity                     30,684                                26,749
                                         ------                                ------
Total liabilities and
  shareholders' equity                 $349,886                             $ 307,803
                                       ========                             =========
Interest spread                                                   4.12%                                4.70%
                                                                  =====                                =====
Net interest income-FTE                              $12,474.1                           $12,069.3
                                                     =========                           =========
Net interest margin                                               5.01%                                5.56%
                                                                  =====                                =====

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Standards No. 115.
(2) For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes amortization of capitalized origination fees totaling $572,000 in 2001 and $502,000 in 2000.


Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income increased approximately $1,000 in the third quarter of 2001 compared to that of 2000. Although average earning assets increased

$42,200,000 (14%), interest yields declined 114 basis points in the time period. Loan interest decreased $163,000 as the rate earned on loans decreased 109 basis points although the average loan balances increased approximately $24,000,000 (10%). In the third quarter, tax equivalent income on short and long term investments increased approximately $165,000 because the average balances increased approximately $18,000,000 although the rate earned decreased 66 basis points.

For the nine  months of the  year,  tax  equivalent  interest  income  increased
$1,612,000. Loan interest income increased approximately $1,400,000, with average balances up $34,000,000 (15%) although yields declined 51 basis points. The growth in the loan portfolio was primarily in commercial loans which
increased   $27,600,000  (15%)  on  average,   while  consumer  loans  increased
$4,000,000 (14%) and mortgage loans increased $2,600,000 (11%). With the declining interest rates, the Bank also had considerable demand for residential mortgage loans. These loans are sold in the secondary market if they conform to market standards. The Bank sold approximately $8,900,000 mortgage loans to the secondary market during the first three quarters of 2001, compared to $3,300,000 in the first nine months of 2000.

For the first three quarters of the year, income on short and long term investments increased $218,000 from that earned the prior year due to a $7,700,000 (15%) increase in average balances although the yields decreased by 29 basis points.

Interest Bearing Liabilities/Interest Expense

In the third quarter of 2001, interest expense increased $138,000 due to an increase in average balances of $33,700,000 (14%) although the interest rate paid decreased by 35 basis points. Savings and NOW interest expense decreased $88,000 because rates decreased 43 basis points although balances increased $6,800,000 (6%). Interest on time deposits increased $297,000 in the third quarter of 2001 over the prior year. Balances increased $31,000,000 (30%) although the rate paid decreased 49 basis points compared to that of 2000. The Bank prices its products competitively in Livingston County.

In the first three quarters of the year, interest expense was $1,200,000 higher than the previous year due to average balances of interest bearing liabilities increasing $32,200,000 (14%) and the average rate increasing 11 basis points. Savings and NOW interest expense decreased $138,000 because the interest rate decreased 23 basis points although balances increased $3,700,000 (3%). Interest on time deposits increased $1,360,000 because the balance increased $29,000,000 (29%) and the rate increased 15 basis points. In the fourth quarter of 2000, the Bank marketed certificates of deposit quite aggressively as loans were growing faster than deposits and the Bank was borrowing money through the Fed Funds market. Most of these certificates matured in the third quarter of this year and repriced at market rates. The average interest rate paid on certificates in the third quarter was 5.46% compared to 5.86% paid for the year.

The Bank has been very liquid in 2001, as deposit growth has outpaced loan growth. The Bank has two loans, entered into in 2000, from the Federal Home Loan Bank of

Indianapolis (FHLBI). One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank's rate sensitivity position. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings, as necessary.

Liquidity

Liquidity is monitored by the Bank's Asset/Liability Management Committee (ALCO) which meets at least monthly. With the availability of lines of credit from the Federal Home Loan Bank, the way liquidity is viewed and the ratios to calculate it have changed recently. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0). Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank's capital ratios fall below the "well capitalized" level, additional liquidity totaling 5% of assets will be required. As of September 30, 2001, the Bank had excess liquidity of 5% of assets.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank's "Large Certificates" (over $100,000), which are generally considered to be more volatile and sensitive to changes in rates, consists of local depositors known to the Bank. As of September 30, 2001, the Bank had Large Certificates totaling approximately $43,000,000 compared to $33,100,000 at December 31, 2000.

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

Interest Rate Sensitivity
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
                                                 ------       ------         -----        -----         -----
Assets:
  Loans......................................  $107,042      $25,472      $132,778      $10,836      $276,128
  Securities.................................     6,077        5,963        26,336       10,940        49,316
  Short term investments.....................    24,851                                                24,851
                                                 ------       ------       -------       ------       -------
      Total assets...........................  $137,970      $31,435      $159,114      $21,776      $350,295

Liabilities & Stockholders' Equity:
  Savings & NOW..............................   $55,568                                 $78,301      $133,869
  Time.......................................    51,621       61,907        21,672          449       135,649
  Other borrowings...........................                    224         4,088        1,481         5,793
                                                -------       ------        ------       ------       -------
      Total liabilities and equity...........  $107,189      $62,131       $25,760      $80,231      $275,311

Rate sensitivity gap and ratios:
   Gap for period............................   $30,781     ($30,696)     $133,354     $(58,455)
   Cumulative gap............................    30,781           85       133,439       74,984

Cumulative rate sensitive ratio..............      1.29         1.00          1.68         1.27
Dec. 31, 2000 rate sensitive ratio...........      1.17         1.16          1.34         1.23

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is neutral. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank's needs, competitive pressures, and the needs of the Bank's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the negative impact of interest rate movement.

Provision for Loan Losses      Third Quarter                    Year-to-Date
(in thousands)               2001         2000                2001        2000
                             ----         ----                ----        ----

    Total                    $290         $300                $890        $900
                             ====         ====                ====        ====

The provision for loan losses decreased $10,000 in the third quarter of 2001 compared to the prior year. Year to date the provision has decreased $10,000. The decrease in the loan loss provision was deemed appropriate after a thorough review of all loans graded "substandard" and below and an analysis of all other loans grouped by type showed that $5,840,000 was an appropriate level for the loan loss reserve balance. In addition to the evaluation of all substandard loans, management's assessment of the allowance for loan losses was based on the composition of the loan portfolio, the local and national economic outlook, the level of nonperforming loans and loans that have been identified as impaired, and concentrations of credit in real estate related businesses.

As of September 30, 2001, the allowance for loan loss as a percent of loans was 2.11%, compared to 2.05% a year earlier and 2.03% at December 31, 2000. For the first nine months of 2001, the Bank had net charge offs of $246,000, compared to $219,000 in the first nine months of 2000. Non-accrual, past due 90 days, and renegotiated loans were 1.11% and .79% of total loans outstanding at September 30, 2001 and 2000, respectively, and .32% of total loans at December 31, 2000.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $8,500,000 at September 30, 2001, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $5,900,000 of commercial loans separately identified as impaired. Impaired loans totaled $3,900,000 at December 31, 2000. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis. One of the loans, for $2,200,000 is current and making regular payments; however the cash generated solely by the business is currently not adequate to cover debt service. Another loan, for $1,200,000, was made to purchase medical buildings in Lansing. The buildings are not fully leased and cash flow has not been sufficient to cover debt service. Both loans are secured with first mortgages on commercial real estate and the real estate is being actively marketed. A different relationship, for $1,400,000, is with a builder who is putting up a development of condominiums and stepped up care for people as they age. Sales have been slower than anticipated and the builder is discounting prices to stimulate interest in the program. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $3,000,000 at September 30, 2001.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off. The following table describes nonperforming assets at September 30, 2001 compared to December 31, 2000.

Nonperforming Assets
(in thousands)                                                September 30, 2001        December 31, 2000
                                                              ------------------        -----------------
Non-accrual loans                                                        $2,918                  $  608
90 days or more past due and still accruing                                 158                     209
                                                                          -----                     ---
         Total nonperforming loans                                        3,076                     817
Other real estate                                                             0                     604
                                                                          -----                    ----
         Total nonperforming assets                                      $3,076                 $ 1,421

Nonperforming loans as a percent of total loans                            1.11%                    .32%
Nonperforming assets as a percent of total loans                           1.11%                    .57%
Loan loss reserve as a percent of nonperforming loans                       190%                    636%


The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 2001 and 2000.

                                                                       Year to date         Year to date
Loans:   (dollars in thousands)                                       Sept. 30, 2001       Sept. 30, 2000
                                                                      --------------       --------------
 Average daily balance of loans for the year to date                      267,539               233,359
 Amount  of  loans,  net of  unearned  income,
outstanding  at end of the quarter                                        276,128               251,939
Allowance for loan losses:
 Balance at beginning of year                                               5,193                 4,483
 Loans charged off:
  Real estate                                                                   0                     0
  Commercial                                                                  159                   239
  Consumer                                                                    168                    43
                                                                              ---                    --
   Total charge-offs                                                          327                   282
Recoveries of loans previously charged off:
  Real estate                                                                   0                     0
  Commercial                                                                   47                    25
  Consumer                                                                     34                    38
                                                                               --                    --
   Total recoveries                                                            81                    63

Net loans charged off                                                         246                   219
Additions to allowance charged to operations                                  890                   900
                                                                            -----                 -----
     Balance at end of quarter                                             $5,837                $5,164

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                         .12%                  .13%
    Allowance for loan losses to loans outstanding                           2.11%                 2.05%

Non-interest Income           Third Quarter                    Year-to-Date
(in thousands)              2001         2000                2001        2000
                            ----         ----                ----        ----

Total                       $753         $733              $2,281      $1,864
                            ====         ====              ======      ======

Non-interest income, which includes service charges on deposit accounts, loan fees, customer service fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $20,000 (3%) in the third quarter of 2001 compared to the same period in the previous year. Most of the increase came from gains on the sale of loans which increased $21,600 (104%) compared to the same period last year. For the quarter, mortgage loans totaling $2,300,000 were sold, a 74% increase over the prior year. Additionally other income increased $13,000 primarily because disposal of some computer equipment generated losses in 2000. Partially offsetting these increases was an $8,000 (16%) decrease in trust income, the result of declining trust balances due to market deterioration.

For the year, non-interest income increased $417,000 (22%). The increase was primarily due to a $271,000 (16%) increase in service charge income. This was primarily the result of management's analysis of bank-wide service charges last year which led to service charge increases which took place in the middle of the second quarter of 2000. Additionally, non-interest income increased due to a $92,000 increase in gains on the sale of loans. As previously indicated, the Bank sold nearly $9,000,000 in loans to Federal Home Loan Mortgage Corporation (FHLMC) this year, an increase of 270% over last year, as the low interest rate environment prompted many customers to refinance their homes. Other income increased $63,000 but includes $58,000 in non-recurring gains due to the sale of property. Partially offsetting these increases was a decline in trust income as discussed above.

Non-interest Expense          Third Quarter                    Year-to-Date
(in thousands)              2001         2000                2001        2000
                            ----         ----                ----        ----

Total                     $2,644       $2,717              $8,073      $7,582
                          ======       ======              ======       =====

Non-interest expense decreased $73,000 (3%) in the third quarter of 2001 compared to the same period last year. There were decreases in occupancy expense of $26,000 (12%) primarily due to decreases in building repairs and utilities compared to the previous year. In the third quarter of last year approximately $20,000 was spent to restore brick work and paving on the outside of the main office. Professional fees decreased $40,000 (24%). In the third quarter of 2000, fees were unusually large due to the $70,000 write off of architectural fees related to a branch project which had been abandoned. Michigan Single Business Tax decreased $6,500 (9%) due to declining earnings. Other non-interest expense decreased $120,000 (20%) in the current year. Other expense in the third quarter of 2000 included a $100,000 write down in market value of real estate held for sale.

For the first three quarters of the year, non-interest expense increased $491,000 (6%) compared to the prior year. There was a $378,000 (9%) increase in salaries and benefits, made up of a $195,000 (7%) increase in salary expense, a $40,000 (17%) increase in payroll taxes, a $51,000 (30%) increase in retirement costs, and a $56,000 (9%) increase in profit sharing accruals. The increase in salary expense was the result of normal salary increases and staffing changes. The increase in payroll tax was the result of a larger profit share payout in 2001. The increase in retirement cost is because last year the Company had some credits in the plan which kept 2000 costs low. The increase in profit sharing accruals is the result of the increased salary base and employee eligibility. Fees are $155,000 (48%) higher primarily due to costs related to staffing the trust department until a manager could be found and hiring a consultant to lead management through the strategic planning process.

Income Tax Expense            Third Quarter                    Year-to-Date
(in thousands)              2001         2000                2001        2000
                            ----         ----                ----        ----
Total                       $540         $592              $1,584      $1,518
                            ====         ====              ======      ======

Fluctuations in income taxes resulted primarily from changes in the level of profitability.

Capital (in thousands)            September 30, 2001          December 31, 2000
-------                           ------------------          -----------------

Stockholders' Equity*                   $31,897                     $28,869
Ratio of Equity to Total Assets            8.53%                       8.29%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $231,000 at September 30, 2001 and $17,000 at December 31, 2000.

A financial institution's capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders' equity, excluding the securities valuation adjustment, increased $3,028,000 (10%) during the first nine months of the year. This increase was principally the result of net income earned by the company reduced by dividends paid of $942,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank's capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank's Tier 1 risk-based capital ratio at September 30, 2001 was 9.77%, and total risk-based capital was 11.02%. At September 30, 2000 these ratios were 9.51% and 10.76% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank's leverage ratio was 8.11% at September 30, 2001 and 8.16% in 2000. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 2 percentage points above the 3% minimum to be classified as a well capitalized institution.

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

The Company also owns two other branch sites, one in Howell which cost approximately $250,000 and one in Hamburg which cost approximately $330,000. Construction has begun on the Howell branch with completion anticipated in the last quarter of 2001. The Company does not expect to build the Hamburg branch this year. Additionally, the Company will build a facility, on land it currently owns, to provide additional space for back office functions. Construction is expected to start in the fourth quarter with completion in the second quarter of 2002. All of the building projects are expected to be financed from internally generated funds.

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

Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets, was effective for the Company's quarter ended June 30, 2001. The adoption of EITF 99-20 did not have a material impact on the financial condition or operations of the Company.

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouranged. Management does not expect that the adoption of this statement will have a significant impact on the Company's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Company since December 31, 2000 other than previously discussed.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
         There are none applicable.

(b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned hereunto duly authorized.

                  FNBH BANCORP, INC.


                  /s/ Barbara D. Martin
                  Barbara D. Martin
                  President and Chief Executive Officer


                  /s/ Barbara J. Nelson
                  Barbara J. Nelson
                  Treasurer


DATE:  November 6, 2001