Form 10-K
period 2001-12-31
FNBH BANCORP INC
filed 2002-03-29
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-25752

FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2806518 (IRS Employer Identification No.)

101 East Grand River, Howell, Michigan 48843
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (517)546-3150

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share price of $43 as of March 1, 2002, was $67,655,125 (common stock, no par value). As of December 31, 2001 there were outstanding 1,573,375 shares of the Company’s Common Stock (no par value).

Documents Incorporated by Reference:
Portions of the Company's Proxy Statement and appendix dated March 15, 2002 for the Annual Meeting of Shareholders to be held April 17, 2002 are incorporated by reference into Parts I, II and III of this report.

PART I

        Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the times such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, factors set forth below in this Report generally, and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Item 1 - Business

        FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the "Bank"). The Company was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective May, 1989.

        The Bank was originally organized in 1934 as a national banking association. As of March 1, 2002, the Bank had approximately 138 full-time and part-time employees. None of the Bank's employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily four communities, Howell, Brighton, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

        On November 26, 1997 H.B. Realty Co., a subsidiary of the Company, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

        The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler's checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $18,000,000, of which $12,200,000 is available, and $5,800,000 is funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank's legal lending limit if made solely by the Bank.

        The Bank's deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2001, the Bank's certificates of deposit of $100,000 or more constituted approximately 13% of total deposit liabilities. The Bank's deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

        The Company's cash revenues are derived primarily from dividends paid by the Bank. The Bank's principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 79% of total revenues for the period ended December 31, 2001 and 81% of total revenues for the period ended December 31, 2000. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 10% of total revenues in 2001 and in 2000. Revenues were also generated from deposit service charges and other financial service fees.

        The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2001, 30% of outstanding loans were for either commercial or residential construction or development. Fifty-eight percent of the Bank's loan portfolio is in fixed rate loans. Most of these loans, approximately 90%, mature within five years of issuance. Approximately $17,000,000 in loans (or about 6% of the Bank's total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-three percent of the Bank's interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $134,200,000 in certificates, $109,900,000 mature within a year, with the majority of the balance maturing within a five year period.

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

        As described in more detail below, the Bank's cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 2001, was 13% liability sensitive, compared to 16% asset sensitive at December 31, 2000. See discussion and table under "Quantitative and Qualitative Disclosures about Market Risk" in Item 7 below.

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

        The Bank's investment policy is designed to provide a framework within which the Bank may maximize earnings potential by acquiring assets designed to enhance profitability, absorb excess funds, provide liquidity, maintain a high credit quality, implement interest rate risk measures, provide collateral for pledging, generate a favorable return on investments, and provide tax-exempt income as appropriate. Safety, liquidity, and interest rate risk standards will not be compromised in favor of increased return. When making investment decisions the Bank considers investment type, credit quality (including maximum credit exposure to one obligor at any one time) and maturity of investments. Consideration is also given to each investment's risk-weight as determined by regulatory Risk-Based Capital Guidelines.

        The portfolio must be coordinated with the overall asset/liability management of the balance sheet. The use of the investment portfolio for market oriented trading activities or speculative purposes is expressly prohibited unless otherwise approved by the Board of Directors. Investments are acquired for which the Bank has both the ability and intent to hold to maturity. Specific limits determine the types, maturities, and amounts of securities the Bank intends to hold. Guidelines on liquidity requirements, as well as an acknowledgement of the Bank's credit profile and capital position may affect the Bank's ability to hold securities to maturity. It is not the intention of management to profit from short term securities price movements. Business reasons for securities purchases and sales will be noted at the time of the transaction. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.

Bank Competition

        The Bank has seven offices within the four communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Hartland, and Fowlerville. See "Properties" below for more detail on these facilities. Within these communities, its principal competitors are Fifth Third Bank, National City Bank, Republic Bank, and Bank One. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally owned financial institution. Based on deposit information as of June 30, 2001, the Bank holds approximately 21.75% of local deposits, compared to approximately 17.49% held by Fifth Third Bank, approximately 10.77% held by Republic Bank, approximately 10.70% held by National City Bank, and approximately 7.52% held by Bank One. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank's markets, Fifth Third Bank maintains five branch offices, National City Bank operates six branch offices, Republic Bank has five branch offices, and Bank One has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank's market.

        The financial services industry continues to become increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry and the easing of restrictions on bank and holding company activities have led to increased competition among banks and other financial providers for funds, loans, and a broad array of other financial services. Competition within the Bank's market has been relatively stable within the past years. Management continues to evaluate the opportunities for the expansion of products and services and is anticipating opening a new branch in Howell in the first quarter of 2002.

Growth of Company

        The following table sets forth certain information regarding the growth of the Company:

                                                             Balances  as of  December 31,
                                                                    (in thousands)
                                             2001          2000          1999          1998          1997
Total Assets                             $392,978      $348,363      $296,419      $264,894      $226,314
Loans, Net of Unearned Income             286,280       255,414       209,952       185,018       158,397
Securities                                 55,989        39,311        50,598        38,646        43,725
Noninterest-Bearing Deposits               62,938        55,253        47,980        47,402        41,631
Interest-Bearing Deposits                 288,731       254,961       221,210       192,155       160,668
Total Deposits                            351,669       310,214       269,190       239,557       202,299
Shareholders' Equity                       32,404        28,887        25,312        23,497        21,732

        Through 1998, the Bank operated six branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one on the east side of Brighton, one in Hartland, one in the village of Fowlerville, and the sixth is a grocery store branch, located west of downtown Howell. In August of 1999, the Bank opened a new regional facility on the west side of Brighton. As of December 31, 2001, this new branch had approximately $35,000,000 in deposits. In the time period presented, all of the Bank's branches grew due to general growth in the county.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Office of the Comptroller of the Currency ("OCC"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

        Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

        General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Bank's capital becomes impaired, the OCC may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under federal law, to sell the shares of the Bank's stock owned by the Company at public auction and use the proceeds of the sale to restore the Bank's capital.

        Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA.

        The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the OCC, may be required.

        With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling Bank unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling Bank as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

        Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While the Company believes it is eligible to elect to operate as a financial holding company, as of the date of this filing, it has not applied for approval to operate as a financial holding company.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional Bank or non-bank businesses.

        The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

        Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues are received by it in the form of dividends paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank's ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by Bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

The Bank

        General. The Bank is organized as a national banking association and is, therefore, regulated and supervised by the OCC. The deposit accounts of the Bank are insured by the Bank Insurance Fund (the "BIF") of the FDIC. Consequently, the Bank is also subject to the provisions of the Federal Deposit Insurance Act. The Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC as its primary federal regulator. The OCC and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category, such as the Bank, to ..27% of deposits in the highest risk category. However, there is speculation that the reserve may fall below the mandated ratio resulting in increased assessments in the second half of 2002.

        FICO Assessments. The Bank, as members of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

        OCC Assessments. National Banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of supervisory fees paid by a national bank is based upon the bank's total assets, as reported to the OCC.

        Capital Requirements. The OCC has established the following minimum capital standards for national banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated Bank with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                         Total                Tier 1
                                         Risk-Based           Risk-Based
                                         Capital Ratio        Capital Ratio         Leverage Ratio

Well capitalized                         10% or above         6% or above           5% or above
Adequately capitalized                    8% or above         4% or above           4% or above
Undercapitalized                         Less than 8%         Less than 4%          Less than 4%
Significantly undercapitalized           Less than 6%         Less than 3%          Less than 3%
Critically undercapitalized                   --                   --               A ratio of tangible
                                                                                    equity to total assets
                                                                                    of 2% or less

        As of December 31, 2001, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

        Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent Bank; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

        In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

        Dividends. Under federal law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of undivided net profits then on hand after deducting its losses and bad debts. In addition, the Bank is required by federal law to obtain the prior approval of the OCC for the declaration or payment of a dividend, if the total of all dividends declared by the Bank's Board of Directors in any year will exceed the total of (i) the Bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice.

        Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from Bank with which the Bank maintains a correspondent relationship.

        Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

        Consumer Protection Laws. The Bank's businesses include making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

I SELECTED STATISTICAL INFORMATION

(A) Distribution of Assets, Liabilities, and Shareholders' Equity:
(B) Interest Rates and Interest Differential:

        The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2001, 2000, and 1999.

        Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank's interest margin decreased 65 basis points in 2001 as a result of a decrease of 85 basis points in yield on earning assets, partially offset by a decrease of 24 basis points in the interest cost on deposits. In 2000 the interest margin increased 18 basis points due to a 51 basis point increase in yield on earning assets partially offset by a 43 basis point increase in interest cost.

Yield Analysis of Consolidated Average Assets and Liabilities
(dollars in thousands)

                                                    2001                                2000                                1999
                                       Average                 Yield/      Average                  Yield/     Average                  Yield/
                                       Balance     Interest    Rate        Balance     Interest     Rate       Balance     Interest     Rate
Assets:
Interest earning assets:
Short term investments                 $19,924       $770.6     3.87%       $4,278       $271.7     6.35%      $10,384       $507.5     4.89%
Certificates of deposit                    929         26.9     2.90%
Securities:
   Taxable                              24,075      1,372.0     5.70%       29,283      1,607.9     5.49%       30,051      1,526.1     5.08%
   Tax-exempt                           18,415      1,246.4     6.77%       18,580      1,220.3     6.57%       16,896      1,165.6     6.90%
Loans(1)(2)                            270,776     24,182.3     8.93%      238,697     23,407.8     9.81%      198,448     18,790.8     9.47%
Total earning assets and total
   interest income                     334,119    $27,598.2     8.26%      290,838    $26,507.7     9.11%      255,779    $21,990.0     8.60%
Cash & due from banks                   13,634                              11,615                              11,680
All other assets                        15,320                              16,022                              15,955
Allowance for loan loss
                                        (5,614)                             (4,911)                             (4,219)
   Total assets                       $357,459                            $313,564                            $279,195
Liabilities and
   Shareholders' Equity
Interest bearing deposits:
Savings, money market, NOW            $128,257     $3,007.8     2.35%     $120,770     $3,434.0     2.84%     $111,141     $2,991.6     2.69%
Time                                   131,527      7,427.4     5.65%      104,669      6,158.5     5.88%       92,802      4,970.0     5.36%
FLHB and other borrowings                5,801        425.9     7.23%        6,259        449.3     7.18%           98          5.3     5.40%
Total interest bearing
  liabilities and total interest
  expense                              265,585    $10,861.1     4.09%      231,698    $10,041.8     4.33%      204,041     $7,966.9     3.90%
Non-interest bearing deposits           57,166                              51,428                              48,240
All other liabilities                    3,641                               3,220                               2,232
Shareholders' Equity                    31,067                              27,218                              24,682
Total liabilities and
   shareholders' equity               $357,459                            $313,564                            $279,195
Interest spread                                                 4.17%                               4.78%                               4.70%
Net interest income-FTE                           $16,737.1                           $16,465.9                           $14,023.1
Net interest margin                                             5.01%                               5.66%                               5.48%

(1) Nonaccruing loans are not significant during the three year period and, for purposes of the computations above, are included in average daily loan balances.
(2) Interest on loans includes origination fees totaling $790,000 in 2001, $700,000 in 2000, and $710,000 in 1999.

(C)The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                            Year ended                             Year ended
                                   December 31, 2001 compared to          December 31, 2000 compared to
                                   Year ended December 31, 2000           Year ended December 31, 1999

                                   Amount of Increase/(Decrease)          Amount of Increase/(Decrease)
                                         due to change in                       due to change in

                                                            Total                                 Total
                                                           Amount                                 Amount
                                                             Of                                     of
                                              Average     Increase/                  Average    Increase/
                                 Volume        Rate      (Decrease)     Volume        Rate      (Decrease)
Interest Income:
Short term investments......      $  994     $  (495)      $  499        $(298)        $  62       $(236)
Certificates of deposit.....          27            0          27
Securities:
  Taxable...................       (286)           50       (236)          (39)          121           82
  Tax Exempt................        (11)           37          26           116         (61)           55
Loans.......................       3,145      (2,371)         774         3,811          806        4,617

  Total interest income.....      $3,869     $(2,779)      $1,090        $3,590        $ 928       $4,518

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts......      $  213     $  (639)      $(426)        $  259        $ 183       $  442
  Time......................       1,580        (311)       1,269           636          553        1,189
FHLB & other borrowings.....        (25)            1        (24)           426           18          444

   Total interest expense...      $1,768     $  (949)      $  819        $1,321        $ 754       $2,075

Net interest income (FTE)         $2,101     $(1,830)      $  271        $2,269        $ 174       $2,443

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II INVESTMENT PORTFOLIO

        (A)The following table sets forth the book value of securities at December 31:

                                                               (in thousands)
                                                        2001              2000             1999
Held to maturity:
States and political subdivisions                     17,979            18,887           17,709
Mortgage-backed securities                                78               577              335
   Total                                             $18,057           $19,464          $18,044
Available for sale:
U.S. Treasury                                         $2,019           $13,028          $22,860
U.S. Government agencies                               9,569             5,986            8,861
Corporate securities                                  12,828                 0                0
Mortgage-backed securities                            12,683                 0                0
FRB Stock                                                 44                44               44
FHLB Stock                                               789               789              789
   Total                                             $37,932           $19,847          $32,554

        (B)The following table sets forth contractual maturities of securities at December 31, 2001 and the weighted average yield of such securities:

                                                               (dollars in thousands)
                                                         Maturing After      Maturing After
                                    Maturing Within      One But Within     Five But Within     Maturing After
                                       One Year            Five Years          Ten Years          Ten Years

                                     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
Held to maturity
   States and political
      subdivisions                   $  867    6.88%    $ 9,539    7.00%     $7,574    6.52%          0
   Mortgage backed securities             0                  78    5.50%          0                   0
      Total                          $  867    6.88%    $ 9,617    6.99%     $7,574    6.52%     $    0

Tax equivalent adjustment
   for calculations of yield         $   16             $   182              $  144

Available for sale
   U.S. Treasury                     $2,019    6.54%
   U.S. Agency                        2,008    5.91%    $ 7,561    4.78%
   Corporate bonds                    2,161    4.27%     10,667    3.95%
   Mortgage backed securities                             3,330    5.13%     $2,960    5.25%     $6,393    6.41%
   FRB Stock                                                                                         44    6.00%
   FHLB Stock                                                                                       789    8.25%
      Total                          $6,144    5.54%    $21,517    4.42%     $2,990    5.25%     $7,240    6.52%

        The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

                                                                                          Rate on Tax
                                  Tax-Exempt Rate              Adjustment              Equivalent Basis
Under 1 year                           4.98%                      1.90%                      6.88%
1-5 years                              5.10%                      1.90%                      7.00%
5-10 years                             4.62%                      1.90%                      6.52%

        Additional statistical information concerning the Bank's securities portfolio is incorporated by reference in Note 3 of the Company's Consolidated Financial Statements for the year ended December 31, 2001 included in the Appendix to the Company's definitive proxy statement, dated March 15, 2002, relating to the April 17, 2002, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

III LOAN PORTFOLIO

        (A) The table below shows loans outstanding at December 31:

                                                                       (in thousands)
                                                     2001        2000        1999        1998        1997
Secured by real estate:
   Residential first mortgage                    $ 27,456    $ 31,328    $ 29,904    $ 38,051    $ 38,073
   Residential home equity/other junior liens       8,066       9,999       7,822       9,106      13,665
   Construction and land development               42,221      35,020      23,375      23,048      19,490
   Other                                          118,191     105,041      89,809      68,960      53,743
Consumer                                           22,719      20,700      16,811      16,653      14,011
Commercial                                         59,602      45,239      38,891      26,058      18,299
Other                                               8,870       8,897       4,043       3,770       1,729
   Total Loans (Gross)                           $287,125    $256,224    $210,655    $185,646    $159,010

        The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company's Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to evaluate the adequacy of the allowance for loan losses.

        (B) The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are in the periods indicated.

                                                                          Maturing
                                                                        (in thousands)
                                                                   After one
                                                   Within one     but within     After five
                                                      year        five years        years          Total
Real estate construction & land development..         $25,917       $16,304             0        $ 42,221
Real estate other (secured by commercial &
   multi-family).............................          17,006        93,450         6,758         117,214
Commercial (secured by business assets or
   Unsecured)................................          21,284        36,795         1,523          59,602
Other (loans to farmers, political
   Subdivisions, & overdrafts)...............           2,143         2,169         4,558           8,870
      Totals.................................         $66,350      $148,718       $12,839        $227,907

        Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

                                                                 Interest Sensitivity
                                                                    (in thousands)
                                                         Fixed Rate                Variable Rate
Due after one but within five years.........              $116,197                    $33,475
Due after five years........................                 8,088                      4,955

        (C) Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

                                                                (dollars in thousands)
                                             2001          2000          1999          1998          1997
Nonperforming Loans:
Nonaccrual loans                           $2,636         $ 608         $ 173        $1,519        $  809
Loans past due 90 days or more                361           209             4            25           249
   Total nonperforming loans               $2,997         $ 817         $ 177        $1,544        $1,058
Percent of total loans                      1.04%          .32%          .08%          .83%          .67%

        Additional information concerning nonperforming loans, the Bank's nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 4 of the Company's Consolidated Financial Statements for the year ended December 31, 2001 included in the Appendix to the Company's definitive proxy statement, dated March 15, 2002, relating to the April 17, 2002, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

        There were no other interest bearing assets, at December 31, 2001, that would be required to be disclosed under Item III(C), if such assets were loans.

        There were no foreign loans outstanding at December 31, 2001.

IV SUMMARY OF LOAN LOSS EXPERIENCE

        (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses, which is the Company's critical accounting policy, for each of the years ended December 31:

                                                                  (dollars in thousands)
                                                      2001        2000        1999        1998        1997
Loans:
  Average daily balance of loans for the year..   $270,776    $238,697    $198,448    $175,873    $148,096
year....
  Amount of loans (gross) outstanding at end
      of the year..............................    287,125     256,224     210,655     185,646     159,010
Allowance for loan losses:
   Balance at beginning of year................      5,193       4,483       3,958       3,424       3,335
   Loans charged off:
      Real estate..............................          0           0           0         110           0
      Commercial...............................        322         526         322          63         375
      Consumer.................................        195          83         164         129         124
          Total charge-offs....................        517         609         486         302         499
   Recoveries of loans previously charged off:
      Real estate..............................          0           0          35          96          32
      Commercial...............................         47          79          98          51          43
      Consumer.................................         45          40          38          49          27
          Total recoveries.....................         92         119         171         196         102

Net loans charged off..........................        425         490         315         106         397
Additions to allowance charged to operations...        900       1,200         840         640         486
          Balance at end of year...............     $5,668      $5,193      $4,483      $3,958      $3,424

Ratios:
   Net loans charged off to average loans
       outstanding                                    .16%        .21%        .16%        .06%        .27%
   Allowance for loan losses to loans
       outstanding                                   1.97%       2.03%       2.13%       2.13%       2.15%

        The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

        (B) The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

                                                         (dollars in thousands)
                             2001              2000              1999              1998              1997
                        Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
Commercial.......       $2,244   79.1%    $4,725   77.0%    $3,803   77.6%    $3,384   74.1%    $2,785   69.2%
Consumer.........          160   11.3%       315   12.2%       441   11.8%       355   12.5%       332   15.6%
Real Estate......           26    9.6%       153   10.8%       239   10.6%       219   13.4%       307   15.2%
Unallocated......        3,238
     Total.......       $5,668    100%    $5,193    100%    $4,483    100%    $3,958    100%    $3,424    100%

V DEPOSITS

        The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

                                                                (dollars in thousands)
                                                 2001                   2000                   1999
                                         Average                Average                Average
                                         Balance      Rate      Balance      Rate      Balance      Rate
Non-interest bearing demand               $57,267                $51,428                $48,240
Savings, money market and NOW             128,256     2.35%      120,770     2.84%      111,141     2.69%
Time deposits                             131,527     5.65%      104,669     5.88%       92,802     5.36%
      Total                              $317,050     4.02%     $276,867     4.26%     $252,183     3.90%

        The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2001 is incorporated by reference to Note 8 of the Company's Consolidated Financial Statements for the year ended December 31, 2001 included in the Appendix to the Company's definitive proxy statement, dated March 15, 2002, relating to the April 17, 2002, Annual Meeting of Shareholders and is incorporated by reference in Item 8, PART II of this report.

VI RETURN ON EQUITY AND ASSETS

        The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                             2001          2000          1999          1998          1997
Net income as a percent of:
   Average common equity                   16.80%        18.76%        15.05%        17.83%        17.84%
   Average total assets                     1.46%         1.63%         1.33%         1.63%         1.79%

        Additional performance ratios are set forth in "Selected Financial Data" included in the Appendix to the Company's definitive proxy statement, dated March 15, 2002, relating to the April 17, 2002, Annual Meeting of Shareholders and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Appendix to the Company's definitive proxy statement, dated March 15, 2002, relating to the April 17, 2002, Annual Meeting of Shareholders and is incorporated herein by reference in Item 7, PART II of this report.

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

Item 4 - Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Additional Item--Executive Officers

        Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

        The following table sets forth certain information with respect to the Company's executive officers as of December 31, 2001:

                                                                             First Selected as an Officer
             Name (Age)                     Position with Company                   of the Company
Barbara D. Martin (55)                President,     Chief     Executive                 1983
                                      Officer,   and   Director  of  the
                                      Company and the Bank
Barbara J. Nelson (54)                Secretary/Treasurer     of     the                 1985
                                      Company     and    Senior     Vice
                                      President,   Cashier,   and  Chief
                                      Financial Officer of the Bank
Herbert W. Bursch (49)                Senior  Vice   President,   Retail                 1999
                                      Services, of the Bank
James Wibby (51)                      Senior  Vice   President,   Senior                 1997
                                      Lender, of the Bank
Nancy Morgan (51)                     Vice  President,  Human  Resources                 1988
                                      of the Bank

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

        There is no active market for the Company's Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company's management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company's Common Stock has sold at a premium to book value. From January 1, 2000, through December 31, 2001, there were, so far as the Company's management knows, 326 sales of shares of the Company's Common Stock, involving a total of 48,603 shares. The price was reported to management in these transactions; however there may have been other transactions involving the Company stock at prices not reported to management. During 2001, the highest and lowest prices known to be paid were $45.00 and $40.00 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on February 22, 2002 at a price of $43 per share.

        As of March 1, 2002, there were approximately 930 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 2000 and 2001, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

        Sales price and dividend information for the years 2000 and 2001:

                                                Sales Prices                      Cash Dividends Declared
            2000                        High                    Low
First Quarter                          $42.00                  $42.00                      $0.20
Second Quarter                         $42.00                  $42.00                      $0.20
Third Quarter                          $42.00                  $42.00                      $0.20
Fourth Quarter                         $42.00                  $42.00                      $0.55(1)

            2000                        High                    Low
First Quarter                          $42.00                  $42.00                      $0.20
Second Quarter                         $45.00                  $42.00                      $0.20
Third Quarter                          $45.00                  $45.00                      $0.20
Fourth Quarter                         $45.00                  $40.00                      $0.60(2)
(1)  Includes a special dividend of $0.35 per share.
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

Item 6 - Selected Financial Data

         The information set forth under the caption "Summary Financial Data" of Appendix III to the Company's definitive proxy statement, as filed with the Commission and dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Appendix III to the Company's definitive proxy statement, as filed with the Commission and dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7a - Quantitative and Qualititative Disclosures about Market Risk

        Included in Management's Discussion and Analysis

Item 8 - Financial Statements and Supplementary Data

        The following consolidated financial statements and supplementary data of the Company appear in Appendix III to the Company's definitive Proxy Statement, dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statement
        Independent Auditors' Report
        Quarterly financial data relating to results of operations for the years ended December 31, 2001 and 2000 are reported on page 48 of Appendix III.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
        The information with respect to Directors and Nominees of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Company's definitive proxy statement, as filed with the Commission and dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers
        The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11 - Executive Compensation

        The information set forth under the caption "Summary Compensation Table" on pages 8 and 9 of the Company's definitive proxy statement, as filed with the Commission and dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 7 and 8 and "Shareholder Return Performance Graph" on page 11 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Ownership of Common Stock" on pages 10 and 11 of the Company's definitive proxy statement, as filed with the Commission and dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Transactions with Management" on page 10 of the Company's definitive proxy statement, as filed with the Commission and dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  1.  Financial Statements
           All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix III to the Registrant's Definitive Proxy Statement, dated March 15, 2002, relating to the April 17, 2002 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

      2.  Financial Statement Schedules
           Not applicable.

      3.  Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
           The Exhibit Index is located on the final page of this report on Form 10-K.

(b)      Reports on Form 8-K
           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 14, 2002.

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

W. Rickard Scofield, Chairman of the Board	/s/ W. Rickard Scofield

Donald K. Burkel, Vice Chairman of the Board	/s/ Donald K. Burkel

Athena Bacalis, Director	/s/ Athena Bacalis

Gary R. Boss, Director	/s/ Gary R. Boss

Harry E. Griffith, Director	/s/ Harry E. Griffith

Dona Scott Laskey, Director	/s/ Dona Scott Laskey

Barbara D. Martin, Director	/s/ Barbara D. Martin

James R. McAuliffe, Director	/s/ James R. McAuliffe

Randolph E. Rudisill, Director	/s/ Randolph E. Rudisill

R. Michael Yost, Director	/s/ R. Michael Yost

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number		Page
(13)	Appendix III to the Company's Proxy Statement, dated March 15, 2002, for the Annual Meeting of Shareholders to be held April 17, 2002 representing that portion of the Proxy Statement incorporated by reference in this report. This Appendix was filed with the Commission as part of the Company's Proxy Statement and was delivered to Company shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended..................................................................................................................................................................	38

(21)	Subsidiaries of the Registrant.....................................................................................................................................	40
(24)	Power of Attorney (included in signature section)

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number		Original Filing Form and Date
3.1	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 ("Form 10")

3.2	Amendment to the Company's Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

3.3	Bylaws of the Registrant	Exhibit 3.2 of Form 10

4	Form of Registrant's Stock Certificate	Exhibit 4 of Form 10

Material Contracts:

10.1	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

10.2	Company's Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

10.3	FNBH Bancorp Inc. Employees' Stock Purchase Plan*	Exhibit 4 to Registration Statement on Form S-8 (Reg. No. 333-46244)
*Represents a compensation plan

EXHIBIT 13

        FNBH Bancorp, Inc. is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the "Bank). The Corporation was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective May 1989. The Bank was originally organized in 1934 as a national banking association. The Bank serves primarily four communities, Howell, Brighton, Hartland, and Fowlerville, all of which are located in Livingston County, Michigan.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001 and 2000

FINANCIAL INFORMATION
FNBH BANCORP, INC., AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders
FNBH Bancorp, Inc.:

We have audited the consolidated balance sheets of FNBH Bancorp, Inc. and subsidiaries (Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

January 11, 2002

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets                                                                                        2001                  2000

Cash and cash equivalents:
    Cash and due from banks                                                       $        18,335,732            17,501,547
    Short-term investments                                                                 16,307,263            25,743,118

               Total cash and cash equivalents                                             34,642,995            43,244,665

Certificates of deposit                                                                     5,917,000                    --
Investment securities held to maturity, net (fair value
    of $18,581,000 in 2001 and $19,218,000 in 2000)                                        17,978,980            18,886,677
Investment securities available for sale, at fair value                                    25,249,139            19,847,480
Mortgage-backed securities held to maturity, net (fair
    value of $78,000 in 2001 and $578,000 in 2000)                                             78,063               576,994
Mortgage-backed securities available for sale, at fair value                               12,682,581                    --

               Total investment and mortgage-backed securities                             55,988,763            39,311,151

Loans:
    Commercial                                                                            227,228,805           197,203,204
    Consumer                                                                               32,346,942            31,180,063
    Real estate mortgage                                                                   27,548,873            27,840,497

               Total loans                                                                287,124,620           256,223,764

    Less unearned income                                                                     (845,014)             (809,746)
    Less allowance for loan losses                                                         (5,667,906)           (5,193,263)

               Net loans                                                                  280,611,700           250,220,755

Bank premises and equipment, net                                                            9,106,648             8,238,743
Land held for sale, net                                                                     1,530,290             1,530,290
Accrued interest income and other assets                                                    5,181,098             5,817,824

               Total assets                                                       $       392,978,494           348,363,428

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

Liabilities and Stockholders' Equity                                                          2001                  2000

Deposits:
    Demand (non-interest bearing)                                                 $        62,938,059            55,252,490
    NOW                                                                                    39,566,687            34,637,247
    Savings and money market accounts                                                     114,919,743            98,887,217
    Time                                                                                  134,244,261           121,436,864

               Total deposits                                                             351,668,750           310,213,818

Other borrowings                                                                            5,792,911             6,000,000
Accrued interest, taxes, and other liabilities                                              3,113,030             3,262,975

               Total liabilities                                                          360,574,691           319,476,793

Commitments and contingencies

Stockholders' equity:
    Common stock, $0 par value. Authorized 4,200,000
       shares; 1,573,375 shares issued and outstanding
       at December 31, 2001 and 1,567,748 shares issued
       and outstanding at December 31, 2000                                                 5,246,770             5,025,476
    Retained earnings                                                                      27,361,215            24,027,158
    Unearned management retention plan                                                       (231,143)             (183,188)
    Accumulated other comprehensive income                                                     26,961                17,189

               Total stockholders' equity                                                  32,403,803            28,886,635

               Total liabilities and stockholders' equity                         $       392,978,494           348,363,428

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2001, 2000 and 1999

                                                                           2001                2000                1999

Interest and dividend income:
    Interest and fees on loans                                   $      24,018,140          23,254,289          18,725,205
    Interest and dividends on investment and
      mortgage-backed securities:
    U.S. Treasury securities                                               517,042           1,159,774             999,431
    Obligations of other U.S. Government agencies                          650,606             376,491             461,654
    Obligations of state and political subdivisions                        904,026             913,065             838,532
    Other securities                                                       204,340              67,717              64,975
    Interest on certificates of deposit and other bank deposits             30,300                  --                  --
    Interest on short-term investments                                     770,588             275,656             507,499

    Total interest and dividend income                                  27,095,042          26,046,992          21,597,296
Interest expense:
    Interest on deposits                                                10,435,255           9,592,538           7,961,603
    Interest on other borrowings                                           425,859             449,272               5,283

    Total interest expense                                              10,861,114          10,041,810           7,966,886

    Net interest income                                                 16,233,928          16,005,182          13,630,410
Provision for loan losses                                                  900,000           1,200,000             840,000

    Net interest income after provision
      for loan losses                                                   15,333,928          14,805,182          12,790,410

Non-interest income:
    Service charges and other fee income                                 2,642,886           2,322,591           1,762,678
    Trust income                                                           176,729             192,568             143,707
    Gain on sale of loans                                                  228,111              74,354              43,262
    Other                                                                   71,989              14,377              65,456

    Total non-interest income                                            3,119,715           2,603,890           2,015,103

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2001, 2000 and 1999

                                                                           2001                2000                1999

Non-interest expenses:
    Salaries and employee benefits                               $       5,955,251           5,441,548           4,832,475
    Net occupancy expense                                                  776,503             773,865             689,777
    Equipment expense                                                      830,322             885,036             741,580
    Professional and service fees                                          846,548             456,723             460,742
    Printing and supplies                                                  255,892             239,059             335,574
    Michigan Single Business Tax                                           264,300             262,200             164,600
    Provision for real estate losses                                            --             155,000             300,000
    Other                                                                2,131,915           1,975,133           2,018,447

              Total non-interest expenses                               11,060,731          10,188,564           9,543,195

              Income before Federal income taxes                         7,392,912           7,220,508           5,262,318

Federal income taxes                                                     2,173,300           2,115,000           1,547,000

              Net income                                         $       5,219,612           5,105,508           3,715,318

Basic and diluted net income per share                           $            3.32                3.26                2.38

Cash dividends per share                                         $            1.20                1.15                1.10

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years Ended December 31, 2001, 2000 and 1999

                                                                                  Unearned        Accumulated
                                                                                 management          other
                                                     Common       Retained       retention       comprehensive
                                                     stock        earnings          plan         income (loss)     Total

Balances at December 31, 1998                   $    4,821,775    18,728,787        (66,220)          12,191    23,496,533

Issued 2,435 shares for management
   retention plan                                       97,400            --        (97,400)              --            --
Issued 3 shares for employee awards                        105            --             --               --           105
Amortization of management retention plan                   --            --         24,023               --        24,023

Comprehensive income:
   Net income                                               --     3,715,318             --               --     3,715,318
   Changes in unrealized gain (loss) on securities
   available for sale, net of tax                           --            --             --         (203,585)     (203,585)

   Total comprehensive income                                                                            3,511,733

Cash dividends ($1.10 per share)                            --    (1,720,748)            --               --    (1,720,748)

Balances at December 31, 1999                        4,919,280    20,723,357       (139,597)        (191,394)   25,311,646

Issued 2,545 shares for management
   retention plan                                      106,890            --       (106,890)              --            --
Retired 337 shares from management
   retention plan                                      (12,725)           --         12,725               --            --
Issued 337 shares for employee stock
   purchase plan                                        12,031            --             --               --        12,031
Amortization of management retention
   plan                                                     --            --         50,574               --        50,574

Comprehensive income:
   Net income                                               --     5,105,508             --               --     5,105,508
   Changes in unrealized gain (loss) on securities
   available for sale, net of tax                           --            --             --          208,583       208,583

   Total comprehensive income                                                                                    5,314,091

Cash dividends ($1.15 per share)                            --    (1,801,707)            --               --    (1,801,707)

Balances at December 31, 2000                        5,025,476    24,027,158       (183,188)          17,189    28,886,635

Issued 3,219 shares for management
   retention plan                                      135,198            --       (135,198)              --            --
Retired 395 shares from management
   retention plan                                      (16,450)           --         16,450               --            --
Issued 2,803 shares for employee stock
   purchase plan                                       102,546            --             --               --       102,546
Amortization of management retention
   plan                                                     --            --         70,793               --        70,793

Comprehensive income:
   Net income                                               --     5,219,612             --               --     5,219,612
   Changes in unrealized gain on securities
   available for sale, net of tax                           --            --             --            9,772         9,772

   Total comprehensive income                                                                                    5,229,384

Cash dividends ($1.20 per share)                            --    (1,885,555)            --               --    (1,885,555)

Balances at December 31, 2001                   $    5,246,770    27,361,215       (231,143)          26,961    32,403,803

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999

                                                                          2001                 2000                1999

Cash flows from operating activities:
    Net income                                                $         5,219,612            5,105,508           3,715,318
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                        900,000            1,200,000             840,000
         Depreciation and amortization                                    863,911              912,832             760,047
         Deferred Federal income tax benefit                              (89,400)            (337,000)           (235,600)
         Net amortization on investment securities                         68,024               20,635              88,233
         Earned portion of management retention
            plan                                                           70,793               50,574              24,023
         Loss on disposal of equipment                                        554               80,800              18,358
         Gain on sale of loans                                           (228,111)             (74,354)            (43,262)
         Proceeds from sale of loans                                   16,869,945            9,336,943          16,044,643
         Origination of loans held for sale                           (17,945,804)          (9,470,567)        (16,080,472)
         Provision for real estate losses                                      --              155,000             300,000
         (Increase) decrease in accrued interest income
            and other assets                                              726,126             (237,044)           (109,238)
         Increase (decrease) in accrued interest, taxes,
            and other liabilities                                        (155,045)           1,238,554             (30,241)

              Net cash provided by operating activities                 6,300,605            7,981,881           5,291,809

Cash flows from investing activities:
    Purchases of available-for-sale securities                        (33,024,189)         (10,982,824)        (17,157,030)
    Proceeds from maturities of available-for-sale
       securities                                                      14,000,000           24,000,000           3,000,000
    Repayments from mortgage-backed securities
       available for sale                                                 901,553                   --                  --
    Purchases of held-to-maturity securities                                   --           (2,496,204)         (2,919,503)
    Proceeds from maturities and calls of held-to-
       maturity securities                                                892,000              605,000           4,268,000
    Repayments from mortgage-backed securities
       held to maturity                                                   499,872              455,981             460,169
    Purchases of certificates of deposit                               (5,917,000)                  --                  --
    Purchase of loans                                                  (1,192,540)          (2,325,000)                 --
    Net increase in loans                                             (28,794,435)         (43,419,426)        (25,181,161)
    Capital expenditures                                               (1,732,370)            (222,714)         (2,498,605)

              Net cash used in investing activities                   (54,367,109)         (34,385,187)        (40,028,130)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999

                                                                            2001                2000                1999

Cash flows from financing activities:
    Net increase in deposits                                     $       41,454,932          41,023,365          29,633,689
    Increase in borrowings                                                       --           6,000,000                  --
    Payments on other borrowings                                           (207,089)                 --                  --
    Dividends paid                                                       (1,885,555)         (1,801,707)         (1,720,748)
    Shares issued for employee purchase plan                                102,546              12,031                  --

              Net cash provided by financing
              activities                                                 39,464,834          45,233,689          27,912,941
              Net increase (decrease) in cash and
              cash equivalents                                           (8,601,670)         18,830,383          (6,823,380)

Cash and cash equivalents at beginning of year                           43,244,665          24,414,282          31,238,662

Cash and cash equivalents at end of year                         $       34,642,995          43,244,665          24,415,282

Supplemental disclosures:
    Interest paid                                                $       11,064,961           9,703,333           7,904,981
    Federal income taxes paid                                             2,357,000           2,208,000           1,607,000

    Supplemental schedule of noncash investing
    and financing activities:
    Loans transferred to other real estate                                       --             649,203             900,000
    Loans charged off                                                       517,165             608,520             485,657

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(1)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly owned subsidiaries, First National Bank in Howell and H.B. Realty Co. All significant intercompany balances and transactions have been eliminated.

First National Bank in Howell (Bank) is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler’s checks, night depository, safe deposit box, U.S. Savings Bonds, and trust services. The Bank serves primarily four communities – Howell, Brighton, Hartland, and Fowlerville – all of which are located in Livingston County, Michigan.

H.B. Realty Co. was established on November 26, 1997 to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting and reporting policies of FNBH Bancorp, Inc. and subsidiaries (Corporation) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of these policies.

(b)	Certificates of Deposit

Brokered certificates of deposit are purchased periodically from other financial institutions in denominations of less than $100,000. These investments are fully insured by the FDIC. Brokered CDs are not marketable, and there is a penalty for early withdrawal.

(c)	Investment and Mortgage-backed Securities

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

Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security.

-29-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(d)	Loans

Loans are stated at their principal amount outstanding, net of an allowance for loan losses and unearned discount. Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. Market is determined on the basis of delivery prices in the secondary mortgage market. When loans are sold, gains and losses are recognized based on the specific identification method.

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

(e)	Allowance for Loan Losses

The allowance for loan losses is based on management’s periodic evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, nonperforming loan levels, the composition of the loan portfolio, and management’s evaluation of the collectibility of specific loans, which includes analysis of the value of the underlying collateral. Although the Bank evaluates the adequacy of the allowance for loan losses based on information known to management at a given time, various regulatory agencies, as part of their normal examination process, may require future additions to the allowance for loan losses.

Impaired loans have been identified in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 114. The Bank considers a loan to be impaired when it is probable that it will be unable to collect all or part of amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

-30-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(f)	Nonperforming Assets

The Bank charges off all or part of loans when amounts are deemed to be uncollectible, although collection efforts may continue and future recoveries may occur.

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to less than market rates due to a serious weakening of the borrower’s financial condition, loans 90 days past due and still accruing, and other real estate, which has been acquired primarily through foreclosure and is awaiting disposition.

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

Interest income on impaired loans is accrued based on the principal amounts outstanding. The accrual of interest is discontinued when an impaired loan becomes 90 days past due. The Bank utilized the “fair value of collateral” method to measure impairment, as virtually all of the loans considered to be impaired are commercial mortgage loans.

(g)	Real Estate

Other real estate owned at the time of foreclosure is recorded at the lower of the Bank’s cost of acquisition or the asset’s fair market value, net of disposal cost, which becomes the property’s new basis. Any write-downs at date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets and subsequent write-downs to reflect declines in value are charged to other expense.

Real estate held for sale is recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Subsequent declines in estimated fair value and/or disposal costs are recorded as a component of non-interest expense.

(h)	Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization, computed on the straight-line method, are charged to operations over the estimated useful lives of the assets.

(i)	Federal Income Taxes

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

-31-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

	(j)	Statements of Cash Flows For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold and other short-term investments.
(k)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Bank reports comprehensive income within the statement of stockholders’ equity. Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement.

	(l)	Earnings Per Share Earnings per share of common stock are based on the weighted average number of common shares outstanding during the year.
(2)	Certificates of Deposit At December 31, 2001, the scheduled maturities of brokered certificates were:
      Maturing in 2002                                                        $         2,037,000
      Maturing in 2003                                                                  2,425,000
      Maturing in 2004                                                                  1,455,000

                                                                              $         5,917,000

-32-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(3)	Investment and Mortgage-backed Securities A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2001 follows:

                                                Held to maturity                             Available for sale
                                        Amortized           Approximate fair          Amortized          Approximate fair
                                           cost                  value                   cost                  value

      U.S. Treasury and agency
          securities             $                --                     --             11,490,119            11,588,517
      Obligations of states
          and political
          subdivisions                    17,978,980             18,581,000                     --                    --
      Corporate bonds                             --                     --             12,839,663            12,827,872
      Federal Reserve Bank
          stock                                   --                     --                 44,250                44,250
      Federal Home Loan Bank
          stock                                   --                     --                788,500               788,500
                                          17,978,980             18,581,000             25,162,532            25,249,139

      Mortgage-backed
          securities                          78,063                 78,000             12,728,327            12,682,581
                                 $        18,057,043             18,659,000             37,890,859            37,931,720
A summary of unrealized gains and losses on investment and mortgage-backed securities at December 31, 2001 follows:

                                                        Held to maturity                        Available for sale
                                                    Gross               Gross               Gross               Gross
                                                 unrealized          unrealized          unrealized           unrealized
                                                    gains              losses               gains               losses

      U.S. Treasury and agency securities   $                --                  --             106,494               8,096
      Obligations of states and political
          subdivisions                                  622,664              20,644                  --                  --
      Corporate bonds                                        --                  --              62,290              74,081
      Mortgage-backed securities                             --                  63              27,437              73,183
                                            $           622,664              20,707             196,221             155,360

-33-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

The amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Held to maturity                             Available for sale
                                        Amortized           Approximate fair          Amortized          Approximate fair
                                           cost                  value                   cost                  value

      Due in one year or less    $           866,686                872,000              6,143,829             6,188,010
      Due after one year
          through five years               9,538,502              9,985,000             18,185,953            18,228,379
      Due after five years
          through ten years                7,573,792              7,724,000                     --                    --
                                          17,978,980             18,581,000             24,329,782            24,416,389

      Federal Reserve Bank
          stock                                   --                     --                 44,250                44,250
      Federal Home Loan Bank
          stock                                   --                     --                788,500               788,500
      Mortgage-backed
          securities                          78,063                 78,000             12,728,327            12,682,581
                                 $        18,057,043             18,659,000             37,890,859            37,931,720
The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders’ equity at December 31, 2001 and 2000 are as follows:

                                                      2001                                          2000
                                        Amortized           Approximate fair          Amortized          Approximate fair
                                           cost                  value                   cost                  value
      State of Michigan          $        10,518,334             10,836,000             10,981,883            11,132,000
Investment securities, with an amortized cost of approximately $1,798,000 at December 31, 2001 and $1,800,600 at December 31, 2000, were pledged to secure public deposits and for other purposes as required or permitted by law.

-34-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2000 follows:

                                                Held to maturity                             Available for sale
                                        Amortized           Approximate fair          Amortized          Approximate fair
                                           cost                  value                   cost                  value

      U.S. Treasury and agency
          securities             $                --                     --             18,988,741            19,014,730
      Obligations of states
          and political
          subdivisions                    18,886,677             19,218,000                     --                    --
      Federal Reserve Bank
          stock                                   --                     --                 44,250                44,250
      Federal Home Loan Bank
          stock                                   --                     --                788,500               788,500
                                          18,886,677             19,218,000             19,821,491            19,847,480

      Mortgage-backed
          securities                         576,994                578,000                     --                    --
                                 $        19,463,671             19,796,000             19,821,491            19,847,480
A summary of unrealized gains and losses on investment and mortgage-backed securities at December 31, 2000 follows:

                                                        Held to maturity                        Available for sale
                                                    Gross               Gross               Gross               Gross
                                                 unrealized          unrealized          unrealized           unrealized
                                                    gains              losses               gains               losses

      U.S. Treasury and agency securities   $                --                  --              59,585              33,596
      Obligations of states and political
          subdivisions                                  377,574              45,976                  --                  --
      Mortgage-backed securities                          1,232                 501                  --                  --
                                            $           378,806              46,477              59,585              33,596
(4)	Loans

Loans on nonaccrual amounted to $2,636,000, $608,000, and $173,000 at December 31, 2001, 2000, and 1999, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $220,000, $87,000, and $21,000 of interest income would have been recognized in 2001, 2000, and 1999, respectively. The Bank had no troubled-debt restructured loans at December 31, 2001 and 2000.

-35-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

Details of past-due and nonperforming loans follow:

                                                        90 days past due
                                                       and still accruing                           Nonaccrual
                                                    2001                2000                2001                 2000

      Commercial and mortgage loans
          secured by real estate            $            73,000             164,000           2,212,000             387,000
      Consumer loans                                     31,000              22,000              60,000              28,000
      Commercial and other loans                        257,000              23,000             364,000             193,000
                                            $           361,000             209,000           2,636,000             608,000
Impaired loans totaled $8.7 million, $3.9 million, and $3.4 million at December 31, 2001, 2000, and 1999, respectively. Specific reserves relating to these loans were $1.6 million, $1.9 million, and $900,000 at December 31, 2001, 2000, and 1999, respectively. These reserves were calculated in accordance with SFAS No. 114.

Cash receipts received and recognized as income on impaired loans approximated $550,000, $306,000, and $313,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Average impaired loans for the years ended December 31, 2001, 2000, and 1999 were approximately $6.8 million, $5.2 million, and $4.6 million, respectively.

Loans serviced for others were approximately $58.3 million, $53.4 million, and $49.5 million at December 31, 2001, 2000, and 1999, respectively.

The Bank capitalized $92,000, $27,000, and $79,000 in mortgage servicing rights and incurred approximately $52,000, $44,000, and $52,000 in related amortization expense during 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, these mortgage servicing rights had a book value of $234,000 and $195,000 and fair value of approximately $406,000 and $390,000, respectively. Mortgage loans with mortgage servicing rights capitalized totaled approximately $35.3 million at December 31, 2001 and $34 million at December 31, 2000. No valuation allowance for capitalized mortgage servicing rights was considered necessary as of December 31, 2001 and 2000.

Included in real estate loans at December 31, 2001 and 2000 were approximately $1,212,000 and $181,000, respectively, of fixed-rate mortgage loans held for sale.

The Bank’s primary market area is considered to be Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2001 and 2000. Such loans were made in the ordinary course of business in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

-36-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

Loans to related parties are summarized below for the periods indicated:

                                                                     2001                   2000

      Balance at beginning of year                         $           496,000                798,000

      New loans and related parties                                  4,201,000                 24,000
      Loan repayments                                                  (39,000)              (326,000)
      Balance at end of year                               $         4,658,000                496,000
(5)	Allowance for Loan Losses The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999:

                                                                     2001                   2000

      Balance at beginning of year                         $         5,193,263              4,483,283

      Provision charged to operations                                  900,000              1,200,000
      Loans charged off                                               (517,165)              (608,520)
      Recoveries of loans charged off                                   91,808                118,500
      Balance at end of year                               $         5,667,906              5,193,263
(6)	Bank Premises and Equipment A summary of bank premises and equipment, and related accumulated depreciation and amortization at December 31, 2001 and 2000 follows:

                                                                     2001                   2000

      Land and land improvements                           $         2,489,173              2,368,791
      Bank premises                                                  7,655,975              6,496,071
      Furniture and equipment                                        5,012,419              4,574,756
                                                                    15,157,567             13,439,618

      Less accumulated depreciation and amortization                (6,050,919)            (5,200,875)
                                                           $         9,106,648              8,238,743

-37-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(7)	Land Held for Sale

In 1997, the Bank purchased an option for $900,000 and, in 1998, exercised that option for approximately $3 million for a tract of land. Subsequent improvements to the land were made amounting to approximately $200,000.

During 1998, the Bank allocated approximately $800,000 of the carrying value of the property to land for a branch site. During 2000, one parcel of the property was sold. The remaining property is held for sale.

The Bank also reduced the carrying cost of the land held for sale by approximately $0, $155,000, and $300,000 during 2001, 2000, and 1999, respectively, to provide for estimated disposal costs and/or decline in estimated market value. These charges are included as a component of non-interest expense.

(8)	Time Certificates of Deposit At December 31, 2001, the scheduled maturities of time deposits with a remaining term of more than one year were:

       Year of maturity:
           2003                                                       $        13,058,870
           2004                                                                 4,536,216
           2005                                                                 4,409,885
           2006                                                                 1,944,335
           2007 and beyond                                                        428,132
                                                                      $        24,377,438
Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2001, 2000, and 1999 are as follows:

                                               2001                  2000                   1999

      Three months or less           $        21,009,465            12,583,794              5,436,960
      Three through six months                14,435,441             8,415,061              5,190,724
      Six through twelve months                5,355,211             4,954,522              6,731,297
      Over twelve months                       3,907,542             7,159,896              5,073,865
                                     $        44,707,659            33,113,273             22,432,846
Interest expense attributable to the above deposits amounted to approximately $2,209,000, $1,516,000, and $1,167,000 in 2001, 2000, and 1999, respectively.

-38-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(9)	Other Borrowings

The Bank has a borrowing capacity of approximately $18,000,000 with the Federal Home Loan Bank of Indianapolis (FHLB) and had FHLB advances outstanding of approximately $5,793,000 and $6,000,000 at December 31, 2001 and 2000, respectively. Variable- or fixed-rate advances are available with terms ranging from one day to ten years. An outstanding advance requires 125% collateral coverage by one-to-four family whole-mortgage loans. A summary of outstanding advances at December 31, 2001 follows:

                                          Weighted average
                 Maturity                  interest rate              Amount

      Fixed rate:
          Within one year                         7.29%      $           223,656
          Two years                               7.29                   241,547
          Three years                             7.29                   260,872
          Four years                              7.18                 3,281,742
          Five years                              7.29                   304,281
          Thereafter                              7.29                 1,480,813

                                                             $         5,792,911
(10)	Federal Income Taxes Federal income tax expense (benefit) consists of:

                                                                  2001                  2000                   1999

      Current                                           $         2,262,700             2,452,000              1,782,600
      Deferred                                                      (89,400)             (337,000)              (235,600)

                                                        $         2,173,300             2,115,000              1,547,000
Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                  2001                  2000                   1999

      Computed "expected" tax expense                   $         2,513,600             2,455,000              1,789,200
      Increase (reduction) in tax resulting from:
          Tax-exempt interest and dividends, net                   (380,800)             (379,300)              (294,600)
          Other, net                                                 40,500                39,300                 52,400

                                                        $         2,173,300             2,115,000              1,547,000

-39-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                        2001                   2000

      Deferred tax assets:
          Allowance for loan losses                                           $         1,792,300              1,630,700
          Deferred loan fees                                                                   --                 11,700
          Other                                                                           556,600                499,800

                    Total gross deferred tax assets                                     2,348,900              2,142,200

      Deferred tax liabilities:
          Deferred loan fees                                                              126,300                     --
          Unrealized gain on securities available for sale                                 13,900                  8,800
          Other                                                                           180,200                189,200

                    Total gross deferred tax liabilities                                  320,400                198,000

                    Net deferred tax asset                                    $         2,028,500              1,944,200
The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 2001, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.
(11)	Leases The Bank has a noncancelable operating lease that provides for renewal options. Future minimum lease payments under the noncancelable lease as of December 31, 2001 are as follows:

      Year ending December 31:
          2002                                                  $            39,250
          2003                                                               43,000
          2004                                                               43,000
          2005                                                               43,000
          2006                                                               43,000
          2007                                                               32,250

                                                                $           243,500
Rental expense charged to operations in 2001, 2000, and 1999 amounted to approximately $40,000, $41,000, and $42,000, respectively, including amounts paid under short-term, cancelable leases.

-40-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(12)	Pension Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings), or the maximum amount permitted by the Internal Revenue Code. The pension plan expense of the Bank for 2001, 2000, and 1999 was approximately $302,000, $245,000, and $236,000, respectively.

(13)	Management Retention Plan

Restricted stock was awarded to key employees, beginning in 1998, providing for the immediate award of the Corporation’s stock, subject to a vesting period which takes place over five years. The awards are recorded at fair market value and amortized into salary expense over the vesting period. The amount of compensation costs related to restricted stock awards included in salary expense in 2001, 2000, and 1999 amounted to $70,793, $50,574, and $24,023, respectively.

(14)	Employees’ Stock Purchase Plan

The Employees’ Stock Purchase Plan allows eligible employees to purchase shares of common stock, no par value, of FNBH Bancorp, Inc. at a price less than market price under Section 423 of the Internal Revenue Code of 1986, as amended. Eligible employees must have been continuously employed for one year, must work at least 20 hours per week, and must work at least five months in a calendar year. The purchase price from each share of stock is 85% of fair market value of a share of stock on the purchase date.

(15)	Financial Instruments with Off-balance-sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are loan commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit and letters of credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making credit commitments as it does for on-balance-sheet loans.

Financial instruments whose contract amounts represent credit risk at December 31, 2001 and 2000 are as follows:

                                                               2001                   2000

      Fixed rate                                     $        12,400,000              6,600,000
      Variable rate                                           12,800,000             29,100,000

                    Total credit commitments         $        25,200,000             35,700,000

      Letters of credit                              $         2,380,000              2,030,000

-41-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties. Market risk may arise if interest rates move adversely subsequent to the extension of commitments.

Letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. All letters of credit are short-term guarantees of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2001 and 2000 is in excess of the committed amount.

(16)	Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

-42-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

The Bank’s actual capital amounts and ratios are also presented in the following table as of December 31, 2001 and 2000:

                                                                                                  To be well capitalized
                                                                    For capital adequacy          under prompt corrective
                                            Actual                        purposes                   action provisions
                                    Amount          Ratio          Amount          Ratio           Amount          Ratio

      As of December 31, 2001
          Total capital (to
            risk-weighted
            assets)            $  33,870,000       10.58%    $   25,597,000        =>8%      $   31,996,000       =>10%

          Tier 1 capital (to
            risk-weighted
            assets)               29,870,000        9.33%        12,798,000        =>4%          19,198,000        =>6%

          Tier 1 capital (to
            average assets)       29,870,000        7.90%        15,126,000        =>4%          18,907,500        =>5%

      As of December 31,
          2000:
          Total capital (to
            risk-weighted
            assets)               29,658,000       11.00%        21,572,000        =>8%          26,965,000       =>10%

          Tier 1 capital (to
            risk-weighted
            assets)               26,292,000        9.75%        10,786,000        =>4%          16,179,000        =>6%

          Tier 1 capital (to
            average assets)       26,292,000        8.02%        13,121,000        =>4%             16,401,000     =>5%
(17)	Net Income Per Common Share

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and potential common stock, such as stock options outstanding during the period, of which there were none.

                                                                                Year ended December 31
                                                                  2001                  2000                   1999

      Basic:
          Average shares outstanding                              1,570,559             1,566,390              1,563,996

      Net income                                        $         5,219,612             5,105,508              3,715,318

      Net income applicable to common stock             $         5,219,612             5,105,508              3,715,318

      Basic and diluted net income per share            $             3.32                  3.26                   2.38
(18)	Contingent Liabilities

The Bank is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Bank’s financial position or results of operations.

-43-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(19)	Fair Value of Financial Instruments

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

Fair-value methods and assumptions for the Bank’s financial instruments are as follows:

Cash and Cash Equivalents – The carrying amounts reported in the consolidated balance sheet for cash federal funds and short-term investments sold reasonably approximate those assets’ fair values.

Investment and Mortgage-backed Securities – Fair values for investment and mortgage-backed securities are based on quoted market prices.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

FHLB Advances – The fair value of FHLB advances is estimated based on quoted market prices.

Accrued Interest Income – The carrying amount of accrued interest income is a reasonable estimate of fair value.

Deposit Liabilities – The fair value of deposits with no stated maturity, such as demand deposit, savings, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

Accrued Interest Payable – The carrying amount of accrued interest payable is a reasonable estimate of fair value.

Off-balance-sheet Instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, are estimated to approximate their aggregate book balance.

-44-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

The estimated fair values of the Bank’s financial instruments are as follows:

                                                            2001                                      2000
                                                Carrying                Fair              Carrying               Fair
              Financial Assets                    value                 value               value                value

      Cash and cash equivalents          $      34,643,000            34,600,000          43,245,000           43,200,000
      Certificates of deposit                    5,917,000             5,900,000                  --                   --
      Investment and mortgage-backed
          securities                            55,989,000            56,600,000          39,311,000           39,600,000
      Loans, net                               280,612,000           287,100,000         250,221,000          248,400,000
      Accrued interest income                    2,136,000             2,100,000           2,408,000            2,400,000

            Financial Liabilities

      Deposits:
          Demand                         $      62,938,000            62,900,000          55,252,000           55,300,000
          NOW                                   39,567,000            39,600,000          34,637,000           34,600,000
          Savings and money market
            accounts                           114,920,000           114,900,000          98,887,000           98,900,000
          Time                                 134,244,000           134,500,000         121,437,000          122,300,000
          FHLB advances                          5,793,000             6,800,000           6,000,000            6,300,000
          Accrued interest payable                 832,000               800,000             993,000            1,000,000
Limitations

Fair-value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair-value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(20)	Dividend Restrictions

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of Comptroller of the Currency (OCC) unless the total dividend in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $11.1 million was available for dividends on December 31, 2001 without the approval of the OCC.

-45-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(21)	Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2001 and 2000, and the condensed statements of income and cash flows for the years ended December 31, 2001, 2000, and 1999, of FNBH Bancorp, Inc. follow:

                                                    Condensed Balance Sheets

                                                                                        2001                   2000

      Assets:
          Cash                                                                $            25,621                 31,920
          Investment in subsidiaries:
            First National Bank in Howell                                              29,897,166             26,309,256
            H.B. Realty Co.                                                             2,214,998              2,442,490
            Other assets                                                                  282,518                115,719

                                                                              $        32,420,303             28,899,385

      Liabilities and stockholders' equity:
          Other liabilities                                                   $            16,500                 12,750
          Stockholders' equity                                                         32,403,803             28,886,635

                    Total liabilities and stockholders' equity                $        32,420,303             28,899,385

                                                 Condensed Statements of Income

                                                                                Year ended December 31
                                                                  2001                  2000                   1999

      Operating income:
          Dividends from subsidiaries                   $         1,920,050             1,835,500              1,720,748

                    Total operating income                        1,920,050             1,835,500              1,720,748

      Operating expenses:
          administrative and other expenses                          33,084                33,697                 37,223

                    Total operating expenses                         33,084                33,697                 37,223

      Income before equity in undistributed net
          income of subsidiaries                                  1,886,966             1,801,803              1,683,525

      Equity in undistributed net income of
          subsidiaries                                            3,332,646             3,303,705              2,031,793

                    Net income                          $         5,219,612             5,105,508              3,715,318

-46-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

                                               Condensed Statements of Cash Flows

                                                                                Year ended December 31
                                                                  2001                  2000                   1999

      Net income                                        $         5,219,612             5,105,508              3,715,318
      Adjustments to reconcile net income to net cash
          from operating activities:
            Increase in other assets                               (166,799)              (56,065)               (20,097)
            Increase in other liabilities                             3,750                 6,500                  6,250
            Equity in undistributed net income of
              subsidiaries                                       (3,332,646)           (3,303,705)            (2,031,793)

                    Total adjustments                            (3,495,695)           (3,353,270)            (2,045,640)

                    Net cash provided by operating
                      activities                                  1,723,917             1,752,238              1,669,678

      Cash flow from investing activities:
          investments in and advancements to
            subsidiary, net                                         (18,000)                   --                     --

                    Net cash used in investing
                      activities                                    (18,000)                   --                     --

      Cash flow from financing activities:
          Dividends paid                                         (1,885,555)           (1,801,707)            (1,720,748)
          Common stock issued                                       221,294               106,196                 97,505
          Change in management retention plan                       (47,955)              (43,591)               (73,377)

                    Net cash used in financing
                      activities                                 (1,712,216)           (1,739,102)            (1,696,620)

                    Net increase (decrease) in cash                  (6,299)               13,136                (26,942)

      Cash at beginning of year                                      31,920                18,784                 45,726

      Cash at end of year                               $            25,621                31,920                 18,784

-47-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(22)	Quarterly Financial Data – Unaudited The following table presents summarized quarterly data for each of the two years ended December 31:

                                                                       Quarters ended in 2001
                                             March 31               June 30           September 30           December 31

      Selected operations data:
          Interest income             $         6,971,194             6,792,817            6,776,549             6,554,482
          Net interest income                   4,067,727             3,999,923            4,031,538             4,134,740
          Provision for loan losses               300,000               300,000              290,000                10,000
          Income before income taxes            1,822,708             1,744,156            1,850,345             1,975,703
          Net income                            1,291,708             1,231,756            1,310,245             1,385,903

          Basic and diluted net
            income per share                        0.82                  0.79                 0.83                  0.88
          Cash dividends per share                  0.20                  0.20                 0.20                  0.60

                                                                       Quarters ended in 2000
                                             March 31               June 30           September 30           December 31

      Selected operations data:
          Interest income             $         5,853,715             6,302,364            6,797,141             7,093,772
          Net interest income                   3,603,459             3,925,697            4,189,862             4,286,164
          Provision for loan losses               300,000               300,000              300,000               300,000
          Income before income taxes            1,440,452             1,755,408            1,905,332             2,119,316
          Net income                            1,029,652             1,240,408            1,313,632             1,521,816

          Basic and diluted net
            income per share                        0.66                  0.79                 0.84                  0.97
          Cash dividends per share                  0.20                  0.20                 0.20                  0.55

-48-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

(23)	Impact of New Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998.
SFAS No. 133, which has been subsequently amended by SFAS No. 137 and SFAS No. 138, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for increases and decreases in the value of derivatives will depend upon the use of derivatives and whether the derivatives will qualify for hedge accounting. Management has evaluated the impact of SFAS No. 133 at December 31, 2001 and has concluded that the adoption of this Statement did not have a material effect on the Bank.

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

This Statement is effective for transactions occurring after March 31, 2001, with earlier application not allowed, and is to be applied prospectively. The adoption of this Statement did not have a material impact on the Bank’s financial statements.

On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but instead must be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001. Management does not expect that these Statements will have an impact on the Bank’s results of operations.

Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets, was effective for the Bank’s quarter ended June 30, 2001. The adoption of EITF 99-20 did not have a material impact on the financial condition or operations of the Bank.

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, but retains many of the fundamental provisions of that Statement.

-49-	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. Management does not expect that the adoption of this Statement will have a significant impact on the Bank’s results of operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

        This discussion provides information about the consolidated financial condition and results of operations of FNBH Bancorp, Inc. (“Company”) and its subsidiaries, First National Bank in Howell (“Bank”) and HB Realty Co., and should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

        At year end 2001 total assets were $392,978,000 representing a 13% increase from the prior year when assets were $348,363,000. Investment securities increased $16.7 million (42%) to $55,989,000 while gross loans increased $30.9 million (12%) to $287,125,000. Deposits increased $41.5 million (13%) to $351,669,000. Stockholders’ equity increased $3.5 million (12%) to $32,404,000.

Securities
        During 2001, the composition of the securities portfolio changed as the Company’s Investment Policy was expanded to provide greater latitude in terms of acceptable investments. The changes to the policy were recommended by a consultant as part of an overall change to asset/liability management.

        With deposit growth outpacing loan growth throughout the year, and excess liquidity in the form of a large balance in Fed Funds at the end of 2000, the Company looked to improve the yield of the investment portfolio as it played a bigger role in generating interest income. Consequently, the Company stopped investing in U.S. Treasury securities instead buying some U.S. Agency bonds which produce a slightly better yield. Additionally investments were made in government agency mortgage backed pools, corporate bonds, and brokered certificates of deposit from other insured financial institutions. “Other” securities consist of equity holdings in the Federal Reserve Bank and the Federal Home Loan Bank.

        The following table shows the percentage makeup of the securities portfolio as of December 31:

                                                                             2001            2000
U.S. Treasury & agency securities..............................             20.6%           48.4%
Agency mortgage backed securities..............................             22.9%            1.5%
Tax exempt obligations of states and political subdivisions....             32.1%           48.0%
Corporate bonds................................................             22.9%              0%
Other..........................................................              1.5%            2.1%
      Total securities.........................................            100.0%          100.0%

Loans
        The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $30,900,000 (12%) in 2001.

        As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes, and subsequently sells, fixed rate, long-term mortgages which conform to secondary market standards. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 2001 the Bank sold $13,700,000 in residential mortgages.

        The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet bank loan guidelines and have a good payment record. During 2001 the Bank made approximately $7,200,000 in variable rate mortgage loans which it retained in the mortgage portfolio.

        The Bank experienced a significant amount of loan demand throughout 2001. Growth in Livingston County resulted in a need for financing commercial projects, some of which were for the construction of commercial buildings and some of which were for the development of residential subdivisions. Commercial loans ended the year at $227,229,000, a 15% increase for the year. Additionally, the Bank originated $3,100,000 in commercial loans which it sold in part or total to other banks due to legal lending limits. Consumer loans increased $1,200,000, or about 4%, from the preceding year.

        The following table reflects the makeup of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans. “Other” real estate loans include $116,800,000 in loans secured by commercial property, with the remaining $1,400,000 secured by multi-family units or farm property. The most significant loan growth was in commercial loans secured by business property which increased $13,150,000, 12.5% over the prior year, in construction and land development loans which increased $7,200,000, a 20.5% increase, and other commercial loans which increased $14,400,000, 31.7%.

        The following table shows the balance and percentage makeup of loans as of December 31:

                                                                  (dollars in thousands)
                                                           2001                            2000
                                                   Balances    Percentage          Balances    Percentage
Secured by real estate:
   Residential first mortgage                      $ 27,456          9.6%          $ 31,328         12.2%
   Residential home equity/other junior liens         8,066          2.8%             9,999          3.9%
   Construction and land development                 42,221         14.7%            35,020         13.7%
   Other                                            118,191         41.2%           105,041         41.0%
Consumer                                             22,719          7.9%            20,700          8.1%
Commercial                                           59,602         20.7%            45,239         17.6%
Other, primarily commercial                           8,870          3.1%             8,897          3.5%
   Total Loans (Gross)                             $287,125        100.0%          $256,224        100.0%

        The Bank’s loan personnel have endeavored to make high quality loans using well established policies and procedures and a thorough loan review process. Loans in excess of $400,000 are approved by a committee of the Board or the Board. The Bank has hired an independent contractor to review the quality of the loan portfolio on a regular basis. The quality of the loan portfolio is illustrated in the table below for December 31:

                                                                   (Dollars in thousands)
                                                                   2001          2000         1999
Nonperforming Loans:
Nonaccrual loans.........................................        $2,636        $  608         $173
Loans past due 90 days and still accruing................           361           209            4
   Total nonperforming loans.............................         2,997           817          177
Other real estate........................................             0           649            0
  Total nonperforming assets.............................        $2,997        $1,466         $177

Nonperforming loans as a percent of total loans..........         1.04%          .32%         .08%
Loan loss reserve as a percent of nonperforming
  loans..................................................          189%          636%        2533%

        Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. The increase in the nonaccrual balance is largely due to a loan relationship with one builder who has $1,400,000 in debt. The loans are well collateralized and are not expected to result in significant losses for the Company.

        Impaired loans totaled $8,700,000 at December 31, 2001, compared to $3,900,000 at the prior year end. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $6,200,000 of commercial loans separately identified as impaired. Included in impaired loans is a loan for $2,200,000 which is current and making regular payments; however the cash generated solely by the business is not presently adequate to cover debt service. Another loan, for $1,200,000, was made to purchase medical buildings in Lansing. The buildings are not fully leased and cash flow has not been sufficient to cover debt service. Both loans are secured with first mortgages on commercial real estate and the real estate is being actively marketed. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

        During 2001 the Bank charged off loans totaling $517,000 and recovered $92,000 for a net charge off amount of $425,000. In the previous year, the Bank had net charge offs totaling $490,000.

        The allowance for loan losses totaled $5,668,000 at year end which was 1.97% of total loans, compared to $5,193,000 (2.03%) in 2000. The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, and the level of nonperforming loans and loans that have been identified as impaired. Management continues to refine its techniques in this analysis. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Economic factors considered in arriving at the loan loss reserve adequacy as of December 31, 2001 included layoffs in the automotive industry, lower levels of consumer confidence, and the current recession. Management also considered the increase in nonperforming loans and the increased risk of the loan portfolio. In light of these factors, management determined that the $900,000 provision and resulting $5,668,000 allowance was appropriate. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change the provision and resulting allowance may also change.

        The following table shows changes in the loan loss reserve for the years ended December 31:

                                                                 (Dollars in thousands)
                                                              2001             2000              1999
Balance at beginning of the year...............             $5,193           $4,483            $3,958
Additions (deduction):
   Loans charged off...........................              (517)            (609)             (486)
   Recoveries of loans previously charged off..                 92              119               171
   Provision charged to operations.............                900            1,200               840
Balance at end of the year.....................             $5,668           $5,193            $4,483

Allowance for loan losses to loans outstanding               1.97%            2.03%             2.13%

Deposits
        Deposit balances of $351,669,000 at December 31, 2001 were approximately $41.5 million (13%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances. Average deposits increased 14.5% in 2001. Average demand deposits increased $5.7 million (11%) while average savings and NOW balances increased $7.5 million (6%). Certificates of deposit increased $26.9 million (26%). Management strives to price deposits competitively and periodically offers special rates on specific certificates to stimulate deposit growth.

The following table sets forth average deposit balances for the years ended December 31:

                                                               (in thousands)
                                                       2001                2000                1999
Non-interest bearing demand                        $ 57,267            $ 51,528            $ 48,914
Savings, NOW and money market                       128,256             120,770             111,141
Time deposits                                       131,527             104,669              92,802
      Total average deposits                       $317,050            $276,967            $252,857

        The growth in time deposits was primarily in over $100,000 certificates which increased 63% on average. This growth was not the result of marketing efforts for $100,000 certificates. The majority of the Bank’s deposits are from core customer sources-long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates a reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. See Note 8 of the Consolidated Financial Statements for a maturity schedule of over $100,000 certificates.

Capital
        The Company’s capital at year end totaled $32,404,000, a $3,500,000 (12%) increase over the prior year. Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for “well capitalized” institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank’s leverage ratio was 7.90% at year end 2001. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank’s was 9.33% at year end 2001. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank’s total risk based capital ratio was 10.58% at year end. The Bank’s strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.

        The following table lists various Bank capital ratios at December 31:

                                                    2001               2000                1999
Equity to asset ratio                              8.08%              7.59%               7.44%
Tier 1 leverage ratio                              7.90%              8.02%               7.74%
Tier 1 risk-based capital                          9.33%              9.75%               9.90%
Total risk-based capital                          10.58%             11.00%              11.15%

        The Company’s ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 2001 the Company paid dividends totaling $1,886,000, or 36% of earnings. Book value of the stock was $20.60 at year end.

        In 2001 management updated the Company’s five year plan which was the result of a formal strategic planning process. Management and the Board monitor progress toward the long term goals on an ongoing basis. The new plan focuses on delivery of services and allocation of more resources in the southeast quadrant of the county. It also calls for growth of the Trust and Investment Department as well as in the areas of residential mortgage and consumer loans. These strategies are designed to increase non-interest income, reducing the Company’s dependence on net interest income for profitability and to pursue growth opportunities in the largest and fastest growing section of the county.

        In 1999, the Bank opened a new branch in the northwest part of Brighton. Adjoining the building site are three parcels of vacant land. The Company has sold one parcel, and intends to sell the remaining two pieces which are valued at approximately $1.5 million.

Liquidity and Funds Management
        Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. With the availability of lines of credit from the Federal Home Loan Bank of Indianapolis (FHLBI), the way liquidity is viewed and the ratios to calculate it have changed recently. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0). Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of December 31, 2001, the Bank had excess liquidity of at least 3.1% of assets under any of the above standards.

        Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers.

        It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has an $18,000,000 line of credit available at the FHLBI and the Bank has pledged certain mortgage loans as collateral for this borrowing. At December 31, 2001, the Company had $5,800,000 in borrowings against the line. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker pledging Treasury and Agency securities as collateral. In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.

        Throughout the past year, Fed Funds Sold balances have averaged nearly $20,000,000 as deposit growth outpaced loan growth. During 2001 management endeavored to put these excess funds to use in the investment security portfolio to pick up yield as interest rates fell.

Quantitative and Qualitative Disclosures about Market Risk
        ALCO reviews other areas of the Bank’s performance. The committee discusses the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. The quality of the loan portfolio is reviewed in light of the current allowance. The Bank’s exposure to market risk is reviewed.

        Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 15 of the Consolidated Financial Statements).

The table below shows the scheduled maturity and repricing of the Bank’s interest sensitive assets and liabilities as of December 31, 2001:

                                                0-3         4-12          1-5            5+
                                             Months       Months         Years        Years         Total
Assets:
   Loans, net..........................    $105,604      $28,630      $141,532      $11,359      $287,125
   Securities..........................       5,156        2,732        36,047       12,054        55,989
   Certificates of Deposit.............                    2,037         3,880                      5,917
   Short term investments..............      16,307                                                16,307
      Total assets.....................    $127,067      $33,399      $181,459      $23,413      $365,338

Liabilities & Shareholders' Equity:
   MMDA, Savings & NOW.............         $71,247                                 $83,240      $154,487
   Time................................      54,429       58,093        21,296          426       134,244
   FHLB advances.......................         224                      4,088        1,481         5,793
      Total liabilities and equity.....     125,900      $58,093       $25,384      $85,147      $294,524

Rate sensitivity gap and ratios:
   Gap for period......................      $1,167    $(24,694)      $156,075    $(61,734)
   Cumulative gap......................       1,167     (23,527)       132,548       70,814

Cumulative rate sensitive ratio........        1.01          .87          1.63         1.24
December 31, 2000 rate sensitive ratio         1.17         1.16          1.34         1.23

        The preceding table sets forth the time periods in which earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits and are not considered rate sensitive. Allocations are made to time periods based on the Bank’s historical experience and management’s analysis of industry trends.

        In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is 13% liability sensitive at year end. Accordingly, if market interest rates increase, this negative gap position indicates that the interest margin would be negatively affected. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, indicates that an upward movement of interest rates would not significantly reduce net interest income.

                                               Total       Average Interest Rate     Estimated Fair Value
Assets:
   Loans,  net                              $280,612                       8.93%                 $288,700
   Securities                                 55,989                       5.36%                   56,600
   Certificates of deposit                     5,917                       2.90%                    5,900
   Short term investments                     16,307                       3.87%                   16,300

Liabilities:
   Savings, NOW, MMDA                       $154,487                       2.35%                  154,500
   Time                                      134,244                       5.65%                  134,500
   FHLB borrowings                             5,793                       7.23%                    6,800

        Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of other loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Because it has a one day maturity, the carrying value is used as fair value for fed funds sold. The fair value of deposits with no stated maturity, such as savings, NOW and money market accounts is equal to the amount payable on demand. The fair value of certificates of deposit and FHLB borrowings is estimated using rates currently offered for products with similar remaining maturities.

RESULTS OF OPERATIONS

        Net income of $5,200,000 was an increase of $100,000 (2%) over 2000 earnings. The Company’s earnings resulted in a return on average assets (ROA) of 1.46% and a return on average stockholders’ equity (ROE) of 16.80%. Net income per share was $3.32 in 2001 compared with $3.26 in 2000. Earnings in 1999 were hampered by costs associated with conversion to a new computer system and preparation for Y2K.

        The following table contains key performance ratios for years ended December 31:

                                                          2001               2000             1999
Net income to:
   Average stockholders' equity                         16.80%             18.76%           15.05%
   Average assets                                        1.46%              1.63%            1.33%
Basic earnings per common share:                         $3.32              $3.26            $2.38

Net Interest Income
        Net interest income is the difference between interest earned on earning assets and interest paid on deposits. It is the major component of the Company’s earnings. For analytical purposes, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax-exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%.

        The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

                                             2001                     2000                     1999
                                     Average      Yield/      Average      Yield/      Average      Yield/
                                     Balance       Rate       Balance       Rate       Balance       Rate
Interest earning assets:
Short term investments                 $19,924     3.87%        $ 4,278     6.35%        $10,384    4.89%
Certificates of deposit                    929     2.90%
Taxable securities                      24,075     5.70%         29,283     5.49%         30,051    5.08%
Tax-exempt securities                   18,415     6.77%         18,580     6.57%         16,896    6.90%
Loans                                  270,776     8.93%        238,697     9.81%        198,448    9.47%
   Total earning assets               $334,119     8.26%       $290,838     9.11%       $255,779    8.60%
Interest bearing funds:
Savings/NOW accounts                  $128,257     2.35%      $ 120,770     2.84%      $ 111,141    2.69%
Time deposits                          131,527     5.65%        104,669     5.88%         92,802    5.36%
Federal funds purchased                                                     6.67%             98    5.40%
                                                                  1,366
FHLB advances                            5,801     7.23%          4,893     7.23%
   Total interest bearing funds:      $265,585     4.09%       $231,698     4.33%       $204,041    3.90%

Interest spread                                    4.17%                    4.78%                   4.70%
Net interest margin                                5.01%                    5.66%                   5.48%

        Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans. Tax equivalent interest income includes net loan origination fees totaling $790,000 in 2001, $700,000 in 2000, and $710,000 in 1999.

        The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

                                             Year ended                             Year ended
                                 December 31, 2001 compared to Year     December 31, 2000 compared to Year
                                    Year ended December 31, 2000           Year ended December 31, 1999

                                    Amount of Increase/(Decrease)          Amount of Increase/(Decrease)
                                           due to change in                       due to change in

                                                             Total                                  Total
                                                            Amount                                  Amount
                                                              Of                                      Of
                                               Average     Increase/                  Average     Increase/
                                  Volume        Rate      (Decrease)     Volume        Rate       (Decrease)
Interest Income:
Federal funds sold............        $ 994      $ (495)        $ 499      $ (298)       $   62       $ (236)
Certificates of deposit.......           27            0           27
Securities:
  Taxable.....................        (286)           50        (236)         (39)
  Tax Exempt..................         (11)           37           26          116                         55
Loans.........................        3,145      (2,371)          774        3,811          806         4,617

  Total interest income.......       $3,869     $(2,779)      $ 1,090      $ 3,590       $  928       $ 4,518

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts..              $ 213      $ (639)      $ (426)       $  259        $ 183        $  442
Time..........................        1,580        (311)        1,269          636          553         1,189
Short-term borrowings.........         (91)            0         (91)           68           18            86
FHLB advance..................           66            1           67          358            0           358
   Total interest expense.....       $1,768      $ (949)       $  819      $ 1,321        $ 754        $2,075

Net interest income (FTE)           $ 2,101     $(1,830)        $ 271       $2,269        $ 174        $2,443

        Tax equivalent net interest income increased $271,000 in 2001 over the prior year due to a $1,090,000 increase in interest income partially offset by approximately $819,000 increase in interest expense. The increase in interest income is attributable to an increase in average earning assets of $43,300,000 although the interest earned on these balances declined 85 basis points during the year. The year 2001 was unique in that the Federal Reserve Board (Fed) cut interest rates an unprecedented 475 basis points. Because the Company’s assets repriced more quickly than liabilities, net interest income was negatively affected. Loan interest income was $774,000 higher in 2001 than the previous year. The increase was due to an increase of $32,000,000 in average balances. While the balances grew, the rate of interest earned on loans declined by 88 basis points during the year. Loan growth was fueled by general growth in Livingston County which created a demand for consumer and commercial building projects even as rates were driven down by the decline in the prime interest rate from 9.5% at the beginning of the year to 4.75% by year end. Income on taxable securities decreased $236,000 in 2001 due to a $5,200,000 decrease in average balances although the interest yield improved 21 basis points. The interest yield improved in spite of a declining rate environment because many of the low yielding bonds acquired two years ago matured. Additionally management diversified the investment portfolio by replacing lower yielding US Treasury bonds with US Agency, Agency mortgage backed, and corporate bonds. Tax equivalent income on tax-exempt bonds increased $26,000 in 2001. The average balance of these securities decreased $165,000 while the rate increased 20 basis points. Interest income on short term investments increased $499,000 due to an increase in average balances of $15,600,000, partially offset by a decrease in rates of 248 basis points. The unusually high balance in short term investments was the result of deposit growth outpacing loan growth and the search for acceptable investment products as interest rates fell throughout the year.

        Interest expense increased $819,000 in 2001 because average balances increased approximately $33,900,000 although interest rates decreased 24 basis points. The interest cost for savings and NOW accounts decreased $426,000 because the interest rate paid declined 49 basis points although average balances increased $7,500,000. Interest on time deposits increased $1,269,000 because average time deposits increased $26,900,000 even as interest rates decreased 23 basis points. Growth in time deposits was encouraged by competitive pricing and periodically offering special rates on specific products. There was no Fed Funds borrowing during 2001. The Company entered into two long term borrowings with the Federal Home Loan Bank of Indianapolis in 2000. One of the loans amortizes and had a balance of $2,793,000 at year end while the other loan, for $3,000,000 matures in its entirety in April 2005. The loans have an average interest rate of 7.23%.

        In the previous year, net interest income had increased $2,443,000. The increase in net interest income was the result of an increase in interest income of $4,518,000, partially offset by an increase in interest expense of approximately $2,075,000. The increase in interest income in 2000 was the result of a $35,100,000 increase in earning assets and of a 51 basis point increase in interest rates. The increase in interest expense was the result of average balances growing $27,700,000 and interest rates increasing 43 basis points.

        In the coming year, management expects growth to continue in both loans and deposits. An economic decline could, however, adversely affect growth. The decline in the interest spread and interest margin which the Company experienced in 2001 due to the steepness of Fed interest rate cuts is not expected to continue in 2002 as the outlook for future rate cuts is minimal.

        The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

                                                             2001            2000          1999
As a percent of average earning assets:
   Loans                                                   81.04%          82.07%        77.59%
   Securities                                              12.72%          16.46%        18.35%
   Certificates of Deposit                                   .28%
   Short term investments                                   5.96%           1.47%         4.06%
      Average earning assets                              100.00%         100.00%       100.00%

   Savings and NOW                                         38.39%          41.52%        43.45%
   Time deposits                                           39.37%          35.99%        36.28%
   Short term borrowing                                                      .47%          .04%
   FHLB advances                                            1.74%           1.68%
      Average interest bearing liabilities                 79.50%          79.66%        79.77%

Earning asset ratio                                        93.47%          92.75%        91.61%
Free-funds ratio                                           20.50%          20.34%        20.23%

Provision for Loan Losses
        The provision for loan losses decreased to $900,000 in 2001 compared to $1,200,000 in 2000. At year end the ratio of allowance for loan loss to loans was 1.97%, compared to 2.03% in 2000. Management analyzes the adequacy of the allowance quarterly taking into consideration the portfolio mix, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired, as well as economic conditions within the Bank’s market. Despite the recorded increase in impaired loans, the decrease was deemed appropriate based upon management’s analysis of the balance in the loan loss reserve and the collateral position held in the major problem loans.

Non-interest Income
        Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain(loss) on sale of assets and securities transactions, increased approximately $516,000 (20%) in 2001 compared to the previous year. Service charge income increased 14% to $2,643,000, primarily due to growth in deposits and loans. Additionally, the Company had the full year effect of service charge increases that had been implemented in the second quarter of 2000. Trust fees decreased $16,000 in 2001. The decline was the result of a lack of growth of the business as the department was not fully staffed throughout the year and a general decrease in the market value of trust assets. The $228,000 gain realized on the sale of real estate mortgage loans was a $154,000 increase over 2000. Sales volume was up more than 300% as the low interest rate environment was conducive to substantial mortgage refinancing and it also allowed more buyers to enter the real estate market.

Non-interest Expense
        Non-interest expense ended the year at $11,061,000, a 9% increase over other operating expenses of $10,189,000 in 2000. The most significant component of non-interest expense is salaries and benefits expense. In 2001 salaries and benefits expense increased 9% to $5,955,000, due to the combined effects of salary increases, increased cost of medical insurance, and an increase in the retirement plan expense. Occupancy expense totaled $777,000 in 2001, a $3,000 increase over the prior year. Equipment expense decreased $55,000, due to a decline in depreciation expense as the personal computers purchased in 1998 were fully depreciated in 2001. Overall other expenses increased 13% primarily due to an 85% increase in professional and service fees. Most of this increase was the result of projects undertaken in 2001 which are not ongoing in future years such as strategic planning, an employee opinion survey, an employee compensation study, and architectural fees attributable to an abandoned project.

Federal Income Tax Expense
        Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense increased $58,000 to $2,173,000 (3%) in 2001. The effective income tax rate was 29% in both 2001 and 2000 as a result of tax exempt interest and dividends. For further information see Note 10 “Federal Income Taxes” in the Company’s Consolidated Financial Statements.

Impact of New Accounting Standards
        The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998.

        SFAS No. 133, which has been subsequently amended by SFAS No. 137 and SFAS No. 138, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for increases and decreases in the value of derivatives will depend upon the use of derivatives and whether the derivatives will qualify for hedge accounting. Management has evaluated the impact of SFAS No. 133 at December 31, 2001 and has concluded that the adoption of this Statement did not have a material effect on the Company.

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

        This Statement is effective for transactions occurring after March 31, 2001, with earlier application not allowed and is to be applied prospectively. The adoption of this Statement did not have a material impact on the Company’s financial statements.

        On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

        Under SFAS No. 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but instead must be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001. Management does not expect that these Statements will have an impact on the Bank’s results of operations.

        Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets, was effective for the Company’s quarter ended June 30, 2001. The adoption of EITF 99-20 did not have a material impact on the financial condition or operations of the Company.

        On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains many of the fundamental provisions of that Statement.

        Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

        Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. Management does not expect that the adoption of this Statement will have a significant impact on the Bank’s results of operations.

                                          SUMMARY FINANCIAL DATA
                                   (in thousands, except per share data)

                                              2001          2000         1999          1998          1997
Income Statement Data:
   Interest income                         $27,095       $26,047      $21,597       $19,910       $17,276
   Interest expense                         10,861        10,042        7,967         7,400         6,305
   Net interest income                      16,234        16,005       13,630        12,510        10,971
   Provision for loan losses                   900         1,200          840           640           486
   Non-interest income                       3,120         2,604        2,015         1,954         1,851
   Non-interest expense                     11,061        10,188        9,543         8,238         6,982
   Income before tax                         7,393         7,221        5,262         5,586         5,354
   Net income                                5,220         5,106        3,715         3,907         3,733
Basic Per Share Data(1):
   Net income                                $3.32         $3.26        $2.38         $2.49         $2.37
   Dividends paid                             1.20          1.15         1.10          1.05          1.00
   Weighted average shares
     outstanding                         1,570,559     1,566,390    1,563,996     1,570,537     1,575,000
Balance Sheet Data:
   Total assets                            392,978       348,363      296,419       264,894       226,314
   Loans, net                              286,280       255,414      209,952       185,018       158,397
   Allowance for loan losses                 5,668         5,193        4,483         3,958         3,424
   Deposits                                351,669       310,214      269,193       239,557       202,299
   Shareholders' equity                     32,404        28,887       25,312        23,497        21,732
Ratios:
   Dividend payout ratio                    36.12%        35.29%       46.31%        42.11%        42.19%
   Equity to asset ratio                     8.69%        8.68%        8.84%         9.13%        10.05%

(1) Per share data for all years has been restated to give effect to the  three-for-one  stock split, payable as a dividend, paid in February 1997.

STOCK AND EARNINGS HIGHLIGHTS

        There is no active market for the Company’s Common Stock, and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Company’s management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company’s Common Stock has sold at a premium to book value. From January 1, 2000, through December 31, 2001, there were, so far as the Company’s management knows, 326 sales of shares of the Company’s Common Stock, involving a total of 48,603 shares. The price was reported to management in these transactions, however there may have been other transactions involving the company stock at prices not reported to management. During 2001, the highest and lowest prices known to be paid were $45.00 and $40.00 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on February 22, 2002.

        As of March 1, 2002, there were approximately 930 holders of record of the Company's Stock. The following table sets forth the range of high and low sales prices of the Company's Common Stock during 2000 and 2001, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

        Sales price and dividend information for the years 2000 and 2001:

                                                Sales Prices                      Cash Dividends Declared
            2000                        High                    Low
First Quarter                          $42.00                  $42.00                      $0.20
Second Quarter                         $42.00                  $42.00                      $0.20
Third Quarter                          $42.00                  $42.00                      $0.20
Fourth Quarter                         $42.00                  $42.00                      $0.55(1)

            2001                        High                    Low
First Quarter                          $42.00                  $42.00                      $0.20
Second Quarter                         $45.00                  $42.00                      $0.20
Third Quarter                          $45.00                  $45.00                      $0.20
Fourth Quarter                         $45.00                  $40.00                      $0.60(2)

(1)  Includes a special dividend of $0.35 per share.
(2)  Includes a special dividend of $0.40 per share.

EXHIBIT 21

SUBSIDIARIES

Name	Jurisdiction of Incorporation
First National Bank in Howell	Michigan

H.B. Realty Co	Michigan