Form 10-Q
period 2002-03-31
FNBH BANCORP INC
filed 2002-05-14
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number 0-25752

FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2869722 (I.R.S. Employer Identification No.)

101 East Grand River, Howell, Michigan 48843
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (517)546-3150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,574,766 shares of the Company’s Common Stock (no par value) were outstanding as of May 9, 2002.

INDEX

		Page Number
Part I.	Financial Information (unaudited):
Item 1.
Interim Financial Statements:
Consolidated Balance Sheets as of March 31, 2002 and Dec. 31, 2001.....................................
Consolidated Statements of Income, three months ended
March 31, 2002 and 2001...........................................................................................................
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for three months ended March 31, 2002 and 2001........................................................
Consolidated Statements of Cash Flows for three months ended
March 31, 2002 and 2001...........................................................................................................
Notes to Interim Consolidated Financial Statements..................................................................
		4 5 6 7 8
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................................................................	9
	Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................	19
Part II.	Other Information
	Item 6.........................................................................................................................................	19
	Signatures...................................................................................................................................	19

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                                       FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)                                         March 31     December 31
Assets                                                                              2002            2001
                                                                                    ----            ----
Cash and due from banks                                                     $ 14,250,902     $18,335,732
Short term investments                                                           398,896      16,307,263
                                                                                 -------      ----------
   Total cash and cash equivalents                                            14,649,798      34,642,995

Certificates of deposit                                                        5,917,000       5,917,000
Investment securities held to maturity, net (fair value of $18,140,000
   at March 31, 2002 and $18,581,000 at Dec. 31, 2001)                        17,583,858      17,978,980
Investment securities available for sale, at fair value                       25,205,707      25,249,139
Mortgage-backed securities held to maturity, net (fair value of
   $62,000 at March 31, 2002 and $78,000 at Dec. 31, 2001)                        62,115          78,063
Mortgage-backed securities available for sale, at fair value                  14,050,786      12,682,581
                                                                              ----------      ----------
      Total investment securities                                             56,902,466      55,988,763

Loans:
   Commercial                                                                245,305,201     227,228,805
   Consumer                                                                   30,583,889      32,346,942
   Real estate mortgages                                                      28,398,372      27,548,873
                                                                              ----------      ----------
      Total loans                                                            304,287,462     287,124,620
   Less unearned income                                                          907,894         845,014
   Less allowance for loan losses                                              5,495,991       5,667,906
                                                                               ---------       ---------
      Net loans                                                              297,883,577     280,611,700

Bank premises and equipment - net                                              9,312,910       9,106,648
Land available for sale, net                                                   1,530,290       1,530,290
Accrued interest and other assets                                              6,888,230       5,181,098
                                                                               ---------       ---------
      Total assets                                                          $393,084,271    $392,978,494
                                                                            ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                              $ 60,940,194    $ 62,938,059
   NOW                                                                        35,561,912      39,566,687
   Savings and money market                                                  112,375,569     114,919,743
   Time                                                                      126,827,747     134,244,261
                                                                             -----------     -----------
      Total deposits                                                         335,705,422     351,668,750
Short term borrowings                                                         15,100,000               0
FHLB Advances                                                                  5,569,255       5,792,911
Accrued interest, taxes, and other liabilities                                 3,223,373       3,113,030
                                                                               ---------       ---------
      Total liabilities                                                      359,598,050     360,574,691

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 1,573,636 shares issued and outstanding at March 31, 2002 and 1,573,375 shares
issued and outstanding at December 31, 2001                                    5,256,419       5,246,770
Retained earnings                                                             28,543,423      27,361,215
Unearned management retention plan                                             (209,801)       (231,143)
Accumulated other comprehensive income (loss), net                             (103,820)          26,961
                                                                               ---------          ------
      Total stockholders' equity                                              33,486,221      32,403,803
      Total liabilities and stockholders' equity                            $393,084,271    $392,978,494
                                                                            ============    ============
   See notes to interim consolidated financial statements

                                         FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)                             Three months ended March 31
                                                                              2002                  2001
                                                                              ----                  ----
Interest income:
   Interest and fees on loans                                          $ 5,617,526           $ 6,195,893
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                                  343,972               256,582
      Obligations of state and political subdivisions                      218,721               231,323
      Corporates                                                           128,926                     0
      Other securities                                                      11,873                15,554
   Interest certificates of deposit and other bank deposits                 76,363               271,842
                                                                            ------               -------
      Total interest income                                              6,397,381             6,971,194
                                                                         ---------             ---------

Interest expense:
   Interest on deposits                                                  2,015,614             2,797,450
   Other interest expense                                                  117,665               106,017
                                                                           -------               -------
      Total interest expense                                             2,133,279             2,903,467
                                                                         ---------             ---------

      Net interest income                                                4,264,102             4,067,727

Provision for loan losses                                                        0               300,000
                                                                                 -               -------
      Net interest income after provision for loan losses                4,264,102             3,767,727
                                                                         ---------             ---------

Non-interest income:
   Service charges                                                         643,803               600,126
   Gain on sale of loans                                                   107,361                43,830
   Gain of sale/call of investments                                          2,781                     0
   Trust fees                                                               45,404                60,831
   Other                                                                   (3,999)                20,524
                                                                           -------                ------
      Total non-interest income                                            795,350               725,311
                                                                           -------               -------

Non-interest expense:
   Salaries and employee benefits                                        1,565,087             1,495,880
   Net occupancy                                                           205,831               215,877
   Equipment expense                                                       210,489               213,247
   Fees                                                                    135,021               175,653
   Printing and supplies                                                    72,055                58,382
   Advertising                                                              86,482                56,709
   Other                                                                   525,135               454,582
                                                                           -------               -------
      Total non-interest expense                                         2,800,100             2,670,330
                                                                         ---------             ---------

Income before federal income taxes                                       2,259,352             1,822,708

Federal income taxes                                                       683,800               531,000
                                                                           -------               -------
      Net income                                                        $1,575,552            $1,291,708
                                                                        ==========            ==========

Per share statistics*
   Basic EPS                                                                 $1.00                  $.82
   Diluted EPS                                                               $1.00                  $.82
   Dividends                                                                  $.25                  $.20
*Based on 1,573,378 average shares outstanding during the period ended March 31, 2002 and 1,567,761 average shares outstanding during the period ended March 31, 2001
See notes to interim consolidated financial statements

                                         FNBH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                For the Three Months Ended March 31, 2002 and 2001
                                                    (Unaudited)
                                                                                         Unearned          Accumulated
                                                                                        Management            Other
                                                           Common        Retained        Retention        Comprehensive
                                                            Stock        Earnings          Plan           Income (loss)         Total
                                                            -----        --------          ----           -------------         -----
Balances at December 31, 2000                              $5,025,476    24,027,158      (183,188)           17,189              28,886,635
Issued 1,203 shares for employee purchase plan                 42,947                                                                42,947
Amortization of management retention plan                                                 15,230                                     15,230
Comprehensive income:
   Net income                                                             1,291,708                                               1,291,708
   Change in unrealized gain (loss) on debt securities
      available for sale, net of tax effect                                                                  89,909                  89,909
                                                                                                                                     ------
           Total comprehensive income                                                                                             1,381,617

Cash dividends (20(cent)per share)                                        (313,549)                                               (313,549)
                                                           ----------     ---------      ---------           -------              ---------
Balances at March 31, 2001                                 $5,068,423    25,005,317      (167,958)           107,098             30,012,880
                                                           ==========    ==========      =========           =======             ==========
See notes to interim consolidated financial statements

                                                                                         Unearned          Accumulated
                                                                                        Management            Other
                                                           Common        Retained        Retention        Comprehensive
                                                            Stock        Earnings          Plan           Income (loss)         Total
                                                            -----        --------          ----           -------------         -----
Balances at December 31, 2001                              $5,246,770    27,361,215      (231,143)           26,961              32,403,803
Issued 261 shares for employee purchase plan                    9,649                                                                 9,649
Amortization  of management retention plan                                                 21,342                                    21,342
Comprehensive income:
   Net income                                                             1,575,552                                               1,575,552
   Change in unrealized gain (loss) on debt securities
      available for sale, net of tax effect                                                                  (130,781)            (130,781)
                                                                                                                                  ---------
            Total comprehensive income                                                                                            1,444,771

Cash dividends (25(cent)per share)                                        (393,344)                                               (393,344)
                                                           ----------     ---------      ---------          ---------             ---------
Balances at March 31, 2002                                 $5,256,419    28,543,423      (209,801)          (103,820)            33,486,221
                                                           ==========    ==========      =========          =========            ==========
See notes to interim consolidated financial statements

                                       FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                   Three months ended March 31
                                                                                     2002           2001
                                                                                     ----           ----
Cash flows from operating activities:
   Net income                                                                 $ 1,575,552    $ 1,291,708
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                         0        300,000
      Depreciation and amortization                                               209,550        225,813
      Net amortization (accretion) on investment securities                        69,512        (1,145)
      Earned portion of management retention plan                                  21,342         15,230
      Gain on sale/call of investments                                            (2,781)              0
      Gain on sale of loans                                                     (107,361)       (43,830)
      Proceeds from sale of loans                                               7,194,585      2,670,082
      Origination of loans held for sale                                      (7,872,557)    (3,110,125)
      (Increase) decrease in accrued interest income and other assets         (1,707,132)         56,596
      Increase in accrued interest, taxes, and other liabilities                  177,743        270,754
                                                                                  -------        -------
         Net cash provided by operating activities                              (441,547)      1,718,030
                                                                                ---------      ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                 (6,175,081)      (421,268)
   Proceeds from sales of available for sale securities                         1,000,000              0
   Proceeds  from maturities and calls of available for sale securities         3,000,000      5,000,000
   Proceeds from mortgage-backed securities paydowns-AFS                          585,596              0
   Proceeds from maturities and calls of held to maturity securities              395,000        100,000
   Proceeds from mortgage-backed securities paydowns-held to maturity              15,870        399,515
   Purchase of loans                                                            (721,644)              0
   Net increase in loans                                                     (15,764,900)    (9,556,407)
   Capital expenditures                                                         (415,812)      (204,952)
                                                                                ---------      ---------
         Net cash used in investing activities                               (18,080,971)    (4,683,112)
                                                                             ------------    -----------

Cash flows from financing activities:
   Net decrease in deposits                                                  (15,963,328)   (12,232,802)
   Net increase (decrease) in borrowings                                       15,100,000              0
   Payments on borrowings                                                       (223,656)      (207,089)
   Dividends paid                                                               (393,344)      (313,549)
   Shares issued for employee purchase plan                                         9,649         42,947
                                                                                    -----         ------
         Net cash used in financing activities                                (1,470,679)   (12,753,440)
                                                                              -----------   ------------

Net decrease in cash and cash equivalents                                    (19,993,197)   (15,718,522)

Cash and cash equivalents at beginning of year                                 34,642,995     43,244,665
                                                                               ----------     ----------

Cash and cash equivalents at end of period                                    $14,649,798    $27,526,143
                                                                              ===========    ===========

Supplemental disclosures:
   Interest paid                                                              $ 2,178,605    $ 3,356,852
   Loans transferred to other real estate                                       1,285,018              0
   Loans charged off                                                              184,498         54,635
See notes to interim consolidated financial statements

Notes to Interim Consolidated Financial Statements(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by (GAAP) for complete financial statements.

1.  In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2002, and consolidated results of operations for the three months ended March 31, 2002 and 2001 and consolidated cash flows for the three months ended March 31, 2002 and 2001.

2.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 2001 Annual Report contained in the Registrant's report on Form 10-K filing.

4.  The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5.  Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $8,900,000 at March 31, 2002, $1,397,000 at March 31, 2001, and $8,700,000 at December 31, 2001. (See Management's Discussion and Analysis of financial condition and results of operations).

6.  Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

                                                             First Quarter

                                                         2002                 2001
                                                         ----                 ----
Net income                                          1,575,552           $1,291,708

Shares outstanding (basic)                          1,573,378            1,567,761
Diluted shares                                              0                    0
                                                   ----------           ----------
   Shares outstanding  (diluted)                    1,573,378            1,567,761
Earnings per share:
   Basic EPS                                            $1.00                 $.82
   Diluted EPS                                          $1.00                 $.82

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

FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months ended March 31, 2002 and 2001, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                                                            First Quarter
except per share data)                                                            2002        2001
                                                                                  ----        ----

Net income                                                                      $1,576      $1,292

Basic and diluted net income per share                                           $1.00        82¢

The Company’s earnings increased $284,000 (22%) for the three months ended March 31, 2002 compared to the same period of the prior year. Contributing to the improvement in net income were increases in net interest income, non-interest income, and a decrease in the loan loss provision. Offsetting these favorable events were increases in non-interest expense and the accrual for income tax.

Net Interest Income                                                     First Quarter
(in thousands)                                                         2002        2001
                                                                       ----        ----

Interest Income                                                      $6,397      $6,971
Interest Expense                                                      2,133       2,903
                                                                     ------       -----
Net Interest Income                                                 $ 4,264      $4,068

Net interest income increased $196,000 (5%) because the decline in interest expense outpaced the decrease in interest income. Average earning assets and interest bearing liabilities both increased for the period but interest rates declined. The following table illustrates some of the factors contributing to the increase in net interest income for the first quarter.

                                                TABLE 1
                               INTEREST YIELDS AND COSTS (in thousands)
                                        March 31, 2002 and 2001

                                              ---------------First Quarter Averages----------------
                                                     2002                                2001
                                                     ----                                ----
                                     Average                            Average
                                     Balance      Interest     Rate     Balance       Interest      Rate
                                     -------      --------     ----     -------       --------      ----
Assets:
Short term investments               $ 11,820    $    76.3    2.58%     $ 20,682      $  270.7     5.24%
Securities: Taxable                    40,111        484.8    4.83%       18,053         272.1     6.03%
            Tax-exempt(1)              17,857        309.3    6.93%       18,819         315.5     6.71%
Loans(2)(3)                           293,895      5,656.2    7.71%      260,794       6,238.8     9.59%
                                     --------    ---------              --------      --------
Total earning assets/total
interest income                       363,683    $ 6,526.6    7.19%      318,348      $7,097.1     8.93%
                                                 ---------                            --------
Cash & due from banks                  14,387                             12,487
All other assets                       15,577                             15,697
Allowance for loan loss                (5,541)                            (5,287)
                                     --------                           --------
   Total assets                      $388,106                           $341,245
                                     ========                           ========
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts               $153,419    $   572.6    1.51%     $126,855      $  896.5     2.87%
Time                                  131,863      1,443.0    4.44%      123,266       1,901.0     6.25%
Short term borrowings                   3,311         15.7    1.89%            0             0     0.00%
FHLB notes                              5,604        102.0    7.28%        5,827         106.0     7.28%
                                     --------    ---------              --------      --------
Total interest bearing
liabilities/total interest expense    294,197    $ 2,133.3    2.94%      255,948      $2,903.5     4.60%
                                                 ---------                            --------
Non-interest bearing deposits          58,577                             51,860
All other liabilities                   3,186                              3,990
Shareholders' Equity                   32,146                             29,447
                                     --------                           --------
Total liabilities and
   shareholders' equity              $388,106                           $341,245
                                     ========                           --------
Interest spread                                               4.25%                                4.33%
                                                              =====                                =====
Net interest income-FTE                          $ 4,393.3                            $ 4,193.6
                                                 =========                            =========
Net interest margin                                           4.81%                                5.23%
                                                              =====                                =====

    (1)  Average yields in the above table have been adjusted to a tax-equivalent basis using a 34%
         tax rate and exclude the effect of any market value adjustments recorded under Statement of
         Financial Accounting Standards No. 115.
    (2)  For purposes of the computation above, non-accrual loans are included in the average daily loan balances.
    (3)  Interest on loans includes the amortization of origination fees totaling $210,000 in 2002 and
         $187,000 in 2001.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased approximately $571,000 (8%) in the first quarter of 2002 compared to that of 2001. The decrease was due to a decrease of 174 basis points in the interest yield on earning assets, partially offset with an increase in average earning asset balances of $45,300,000.

The first quarter average balance in loans increased 13% to $293,900,000. The rate earned on loans decreased 188 basis points in 2002 compared to last year. Average commercial loans increased $33,300,000 (17%), while average consumer and mortgage loans showed little change. The Bank’s resources in the loan department are primarily deployed making commercial loans. Although average mortgage loans increased by only $100,000, the Company sold approximately $7,000,000 mortgage loans to the secondary market in the first quarter.

In the first quarter, tax equivalent income on short and long term investments increased approximately $12,000. Although the average investment balance increased $12,200,000 (21%), the rate earned decreased 98 basis points. The increase in the investment balance in the first quarter is because average deposit growth outpaced average loan growth. Toward the end of the quarter, the Company’s deposits declined, ending the month down $16,000,000 since December 31. It is not unusual for the Bank to lose deposits in the first quarter partially due to deposit demands of municipal customers.

Interest Bearing Liabilities/Interest Expense
In the first quarter of 2002, interest expense decreased approximately $770,000 (27%) due to a 166 basis point decrease in rates although average balances increased approximately $38,000,000 (15%). Savings and NOW interest expense decreased $324,000 because rates decreased 136 basis points although average balances increased nearly $26,600,000 (21%). Interest on time deposits decreased $458,000 in 2002 over the first quarter of the prior year. Balances increased $8,600,000 (7%) but the rate paid on time deposits decreased 181 basis points in that time period. The growth in the Bank’s deposits was the result of marketing efforts to increase the Bank’s share of deposits in Livingston County.

Additionally the Bank’s interest costs increased due to the need for short term borrowing to cover the deposit run off at the end of the quarter. The Bank incurred $16,000 in interest expense on short term borrowings in 2002. In 2001 there was no need to borrow as the deposit run off was absorbed by the excess dollars in short term investments. The Bank also has two longer term advances from the Federal Home Loan Bank of Indianapolis (FHLBI). One borrowing, an amortizing loan contracted in January 2000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing, of $3,000,000 from April 2000, was intended to help with the Bank’s rate sensitivity position. Interest expense related to these loans amounted to $102,000 in the first quarter of the current year compared to $106,000 in 2001. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO), which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being met primarily by short-term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of March 31, 2002, the Company had a $13,000,000 deficit of core basic liquidity. Included in the calculation is a contingency reserve covering $21,000,000 (10%) of DDA, NOW and savings accounts if they unexpectedly left the Bank in a 30 day period. As there has already been a 4% decrease in these balances in the last three months, a normal seasonal fluctuation for the Bank, it is not anticipated that this will occur. Historically the Bank has recovered deposits lost in the first quarter by the end of the second quarter. It should be noted that the strong loan growth late in the quarter which coincided with the typical low point in the Bank’s deposit cycle contributed to what management believes to be a temporary situation of the core liquidity position being below internally targeted minimums.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s over $100,000 certificates, which are generally considered to be more volatile and sensitive to changes in rates, consists of local depositors known to the Bank. As of March 31, 2002, the Bank had certificates over $100,000 totaling approximately $40,000,000 compared to $44,700,000 at December 31, 2001.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds Sold balance sufficient to cover required cash draws. From time to time the Bank will borrow Fed Funds from a correspondent bank. In addition, the Bank can borrow approximately $22,000,000 at the FHLBI. As of March 31, 2002 the Bank had nearly $19,000,000 in FHLBI borrowings. The Bank has pledged certain mortgage loans as collateral for this borrowing. In addition, the Bank has a repurchase agreement in place with a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

In addition to liquidity and interest rate risk management issues, ALCO discusses the Bank’s performance and the current economic outlook and its impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios, interest rate sensitivity, and liquidity ratios.

Interest Rate Sensitivity
(dollars in thousands)                             0-3        4-12          1-5          5+
                                                Months      Months        Years       Years        Total
                                                ------      ------        -----       -----        -----
Assets:
   Loans.................................     $115,819     $22,776     $154,180     $10,605     $303,380
   Securities............................        1,747       3,496       41,074      10,585       56,902
   Short term investments................          399                                               399
                                                   ---     -------     --------     -------          ---
      Total assets.......................     $117,965     $26,272     $195,254     $21,190     $360,681

Liabilities & Shareholders' Equity:
   Savings & NOW.........................      $67,315                              $80,622     $147,937
   Time..................................       50,119      47,296       29,012         401      126,828
   Other borrowings                             15,100         241        4,176       1,152       20,669
                                                ------         ---        -----       -----       ------
      Total liabilities and equity.......     $132,534     $47,537      $33,188     $82,275     $295,534

Rate sensitivity gap and ratios:
   Gap for period........................    ($14,569)   ($21,265)     $162,066   $(61,085)
   Cumulative gap........................     (14,569)    (35,834)      126,232      65,147

Cumulative rate sensitive ratio..........          .89         .80         1.59        1.22
Dec. 31, 2001 rate sensitive ratio.......         1.01         .87         1.63        1.24

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is 20% liability sensitive as of March 31, 2002. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers.

In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the negative impact of interest rates moving upward. In fact, simulation analysis reflects an expectation that net interest income will actually improve if interest rates increase.

Provision for Loan Losses                            First Quarter
(in thousands)                                      2002        2001
                                                    ----        ----

         Total                                         0        $300
                                                       =        ====

The Company did not provide a loan loss accrual in the first quarter of 2002 after having accrued $300,000 in the same period last year. Although loans increased 6% in the first quarter of this year and non-performing loans are somewhat higher, management determined the allowance to be sufficient based on the level of risk in the loan portfolio. At March 31, 2002, the allowance for loan loss as a percent of loans was 1.81%, compared to 2.06% a year earlier, and 1.97% at December 31, 2001. For the first three months of 2002, the Bank had net charge offs of $172,000, compared with net charge offs of $36,000 the previous year. Non-accrual, past due 90 days, and renegotiated loans totaled .73% and .52% of total loans outstanding at March 31, 2002 and 2001 respectively and 1.04% of total loans at December 31, 2001.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $8,900,000 at March 31, 2002, compared to $8,700,000 at December 31, 2001, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $7,100,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. One of the loans, for $2,200,000, is current and making regular payments; however, the cash generated solely by the business is not presently adequate to cover debt service. Another loan, for $1,100,000, was made to purchase medical buildings in Lansing. The buildings are not fully leased and cash flow has not been sufficient to cover debt service. Both loans are secured with first mortgages on commercial real estate and the real estate is being actively marketed. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, and the level of nonperforming loans and loans that have been identified as impaired.

Management continues to refine its techniques in this analysis. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,400,000 at March 31, 2002 and December 31, 2001.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at March 31, 2002 compared to December 31, 2001. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection.

Nonperforming Assets                                         Quarter Ended             Year Ended
(in thousands)                                               March 31, 2002         December 31, 2001
                                                             --------------         -----------------

Non-accrual loans                                                  $ 1,254                    $2,636
90 days or more past due and still accruing                            976                       361
                                                                    ------                       ---
         Total nonperforming loans                                   2,230                     2,997
Other real estate                                                    1,285                         0
                                                                    ------                     -----
         Total nonperforming assets                                $ 3,515                    $2,997

Nonperforming loans as a percent of total loans                       .73%                     1.04%
Loan loss reserve as a percent of nonperforming loans                 246%                      189%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 2002 and 2001.

                                                                    Year to date         Year to date
Loans:                                                             March 31, 2002       March 31, 2001
                                                                   --------------       --------------
   (dollars in thousands)
   Average daily balance of loans for the year to date                 293,895               260,935
   Amount of loans, net of unearned income,
   outstanding at the end of the quarter                               303,380               265,418
Allowance for loan losses:
   Balance at beginning of year                                          5,668                 5,193
   Loans charged off:
      Real Estate Mortgage                                                   0                     0
      Commercial                                                           173                     0
      Consumer                                                              11                    55
                                                                            --                    --
         Total charge-offs                                                 184                    55
   Recoveries of loans previously charged off:
      Real Estate Mortgage                                                   0                     0
      Commercial                                                             3                    11
      Consumer                                                               9                     8
                                                                             -                    --
         Total recoveries                                                   12                    19

Net loans charged off                                                      172                    36
Additions to allowance charged to operations                                 0                   300
                                                                             -                   ---
         Balance at end of quarter                                      $5,496                $5,457

Ratios:
  Net loans charged off (annualized) to average
  loans outstanding                                                       .23%                  .05%
  Allowance for loan losses to loans outstanding                         1.81%                 2.06%

Non-interest Income                                         First Quarter
(in thousands)                                            2002          2001
                                                          ----          ----
Total                                                     $795          $725
                                                          ====          ====

Non-interest income, which includes service charges on deposit and loan accounts, trust fees, other operating income, and gain (loss) on sale of assets, increased by approximately $70,000 (10%) in the first quarter of 2002 compared to the same period in the previous year. Service charge income increased $44,000 (7%) due to increasing numbers of deposit and loan accounts. The $64,000 (145%) increase in gains on the sale of loans is a result of increased volume of mortgage sales. In the first quarter of this year the loan department has sold $7,000,000 of new mortgage loans compared to $2,600,000 in the same period last year. Trust fees declined $15,000, the result of a lack of growth of the business and a general decrease in the market value of trust assets. “Other” income decreased $25,000 because in 2001 there was a $15,000 non-recurring gain due to the sale of property while this year there have been some losses on the sale of repossessed vehicles.

Non-interest Expense                                        First Quarter
(in thousands)                                            2002          2001
                                                          ----          ----

Total                                                    $2,800       $2,670
                                                         ======       ======-

Non-interest expense increased $130,000 (5%) in the first quarter of 2002 compared to the same period last year. Contributing to this increase were increases of $69,000 (5%) in salaries and benefits, $14,000 (23%) in printing and supplies, and $155,000 (35%) in “other”. The increase in salaries and benefits expense was principally the result of normal salary increases. Printing and supplies increased primarily due to costs associated with reissuing debit cards and supplying a new branch. The increase in “other” was due to several components making up the category increasing over last year including a $20,000 increase in marketing due to extra radio spots and advertisments in the newspapers. Marketing expenses are set for the year but can be higher or lower in certain quarters. Additionally there were a $24,000 increase in postage that is primarily a timing issue, and a $25,000 increase in losses related to bad checks and cash differences. The balance of the increase was due to smaller amounts in a variety of categories. Fees decreased $41,000 because the costs incurred in the previous year were unusually high due to staffing the trust department with contract help while searching for a trust officer and the costs related to filling the position. Additionally, the Company hired a consultant to help with Strategic Planning in 2001.

Income Tax Expense                                          First Quarter
(in thousands)                                            2002          2001
                                                          ----          ----

         Total                                            $684          $531
                                                          ====          ====

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                           March 31, 2002                       December 31, 2001
                                                -----------------                     -----------------

Shareholders' Equity*                                $33,590                               $32,377
Ratio of Equity to Total Assets                       8.54%                                  8.23%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to ($104,000) at March 31, 2002 and $27,000 at December 31, 2001.

A financial institution’s capital ratio is looked upon by the regulators and the public as an indication of its soundness. Shareholders’ equity, excluding the securities valuation adjustment, increased $1,213,000 (3.7%) during the first three months of the year. This increase was the result of net income earned by the Company reduced by dividends paid of $393,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at March 31, 2002 was 9.21%, and total risk-based capital was 10.46%. At March 31, 2001 these ratios were 9.91% and 11.16% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 8.05% at March 31, 2002 and 8.11% in 2001. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

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

The Company has completed the construction of a new branch located in the east part of Howell. It is expected to be open for business in the early part of the second quarter. The Company also owns a branch site in Hamburg which cost approximately $330,000. It is likely that construction will begin on the Hamburg branch by the end of the current year with completion anticipated in 2003. The Company also anticipates purchasing a building for back office functions in the current year. These building projects are expected to be financed from internally generated funds.

Critical Accounting Policies
The Company maintains critical accounting policies for the allowance for loan losses and the classification and evaluation of securities. Refer to notes 1c and 1e of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2001.

Accounting Standards

On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

Under SFAS No. 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but instead must be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001. Adoption of these Statements did not have an impact on the Bank’s results of operations.

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

Statement No. 144 was effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of this Statement did not have an impact on the Bank's results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by the Company since December 31, 2001 other than previously discussed.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
          There are none applicable.

(b)  Reports on Form 8-K:
          There were no reports on Form 8-K filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Barbara D. Martin Barbara D. Martin President and Chief Executive Officer /s/ Barbara J. Nelson Barbara J. Nelson Secretary/Treasurer

DATE:  May 9, 2002