Form 10-Q
period 2002-06-30
FNBH BANCORP INC
filed 2002-08-14
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX_No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,156,546 shares of the Company’s Common Stock (no par value) were outstanding as of August 13, 2002.

		Page Number
Part I.	Financial Information (unaudited):
Item 1.
Interim Financial Statements:
Consolidated Balance Sheets as of June 30, 2002 and Dec. 31, 2001.......................................
Consolidated Statements of Income, three months ended
June 30, 2002 and 2001, and six months ended June 30, 2002 and 2001.................................
Consolidated Statement of Stockholders' Equity and Comprehensive
Income for three months ended June 30, 2002 and 2001..........................................................
Consolidated Statement of Stockholders' Equity and Comprehensive
Income for six months ended June 30, 2002 and 2001..............................................................
Consolidated Statements of Cash Flows for six months ended
June 30, 2002 and 2001............................................................................................................
Notes to Interim Consolidated Financial Statements................................................................
		4 5 6 7 8 9
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................................................................	10
	Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................	23
Part II.	Other Information
	Item 4........................................................................................................................................	23
	Item 6........................................................................................................................................	24
	Signatures...................................................................................................................................	25

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)                                          June 30     December 31
                                                                                    2002            2001
Assets                                                                              ----            ----
Cash and due from banks                                                      $17,203,037    $ 18,335,732
Short term investments                                                            48,818      16,307,263
                                                                                  ------      ----------
   Total cash and cash equivalents                                            17,251,855      34,642,995

Certificates of deposit                                                        5,626,000       5,917,000
Investment securities held to maturity, net (fair value of $17,720,000
   at June 30, 2002 and $18,581,000 at Dec. 31, 2001)                         16,808,013      17,978,980
Investment securities available for sale, at fair value                       21,516,054      25,249,139
Mortgage-backed securities held to maturity, net (fair value of
   $46,000 at June 30, 2002 and $78,000 at Dec. 31, 2001)                         45,729          78,063
Mortgage-backed securities available for sale, at fair value                  13,386,678      12,682,581
                                                                              ----------      ----------
   Total investment securities                                                51,756,474      55,988,763

Loans:
   Commercial                                                                250,456,689     227,228,805
   Consumer                                                                   32,559,905      32,346,942
   Real estate mortgages                                                      30,432,409      27,548,873
                                                                              ----------      ----------
      Total loans                                                            313,449,003     287,124,620
   Less unearned income                                                          927,462         845,014
   Less allowance for loan losses                                              5,170,350       5,667,906
                                                                               ---------       ---------
      Net loans                                                              307,351,191     280,611,700

Premises and equipment - net                                                   9,916,611       9,106,648
Land available for sale - net                                                  1,530,290       1,530,290
Accrued interest and other assets                                              6,349,683       5,181,098
                                                                               ---------       ---------
      Total assets                                                          $399,782,104    $392,978,494
                                                                            ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                              $ 67,072,048    $ 62,938,059
   NOW                                                                        37,600,567      39,566,687
   Savings and money market                                                  110,107,454     114,919,743
   Time                                                                      125,955,509     134,244,261
   Brokered CDs                                                                4,037,000               0
                                                                               ---------     -----------
      Total deposits                                                         344,772,578     351,668,750
Short term borrowings                                                         11,400,000               0
FHLB Advances                                                                  5,569,255       5,792,911
Accrued interest, taxes, and other liabilities                                 2,982,731       3,113,030
                                                                               ---------       ---------
      Total liabilities                                                      364,724,564     360,574,691
Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 3,156,312 shares issued and outstanding at June 30, 2002 and 3,146,750 shares
issued and outstanding at Dec. 31, 2001                                        5,435,499       5,246,770
Retained earnings                                                             29,620,051      27,361,215
Unearned management retention plan                                             (300,374)       (231,143)
Accumulated other comprehensive income, net                                      302,364          26,961
                                                                                 -------          ------
      Total stockholders' equity                                              35,057,540      32,403,803
                                                                              ----------      ----------
      Total liabilities and stockholders' equity                            $399,782,104    $392,978,494
                                                                            ============    ============
   See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income                             Three Months Ended June          Six Months Ended June
Unaudited                                                          2002          2001            2002           2001
                                                                   ----          ----            ----           ----
Interest income:
   Interest and fees on loans                                $5,822,468    $6,100,402     $11,439,994    $12,296,295
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       312,293       249,185         656,265        505,767
      Obligations of state and political subdivisions           208,604       227,610         427,325        458,933
      Corporate bonds and other securities                      121,221        16,563         262,020         32,117
   Interest on certificates and other bank deposits              48,301           837          95,461          1,940
   Interest on short term investments                             5,707       198,220          34,910        468,959
                                                                  -----       -------          ------        -------
      Total interest income                                   6,518,594     6,792,817      12,915,975     13,764,011
                                                              ---------     ---------      ----------     ----------

Interest expense:
   Interest on deposits                                       1,827,796     2,685,892       3,843,410      5,483,342
   Other interest expense                                       197,575       107,002         315,240        213,019
                                                                -------       -------         -------        -------
      Total interest expense                                  2,025,371     2,792,894       4,158,650      5,696,361
                                                              ---------     ---------       ---------      ---------

      Net interest income                                     4,493,223     3,999,923       8,757,325      8,067,650

Provision for loan losses                                             0       300,000               0        600,000
                                                              ---------       -------       ---------        -------
      Net interest income after provision for loan            4,493,223     3,699,923       8,757,325      7,467,650
                                                              ---------     ---------       ---------      ---------
losses

Non-interest income:
   Service charges                                              740,641       671,974       1,384,444      1,272,100
   Gain on sale of loans                                         47,527        60,713         154,888        104,543
   Gain on sale/call of investments                               3,488             0           6,269              0
   Trust income                                                  63,418        29,489         108,822         90,320
   Other                                                        (3,010)        40,702         (7,009)         61,226
                                                                -------        ------         -------         ------
      Total non-interest income                                 852,064       802,878       1,647,414      1,528,189
                                                                -------       -------       ---------      ---------

Non-interest expense:
   Salaries and employee benefits                             1,700,741     1,476,023       3,265,828      2,971,903
   Net occupancy                                                231,831       187,662         437,662        403,539
   Equipment expense                                            212,564       208,887         423,053        422,134
   Fees                                                         153,483       179,984         288,504        355,637
   Printing and supplies                                         87,238        66,774         159,293        125,156
   Advertising                                                   67,497        53,990         153,979        110,699
   Other                                                        593,702       585,325       1,118,837      1,039,907
                                                                -------       -------       ---------      ---------
      Total non-interest expense                              3,047,056     2,758,645       5,847,156      5,428,975
                                                              ---------     ---------       ---------      ---------

Income before federal income taxes                            2,298,231     1,744,156       4,557,583      3,566,864

Federal income taxes                                            709,100       512,400       1,392,900      1,043,400
                                                                -------       -------       ---------      ---------
      Net income                                             $1,589,131    $1,231,756      $3,164,683     $2,523,464
                                                             ==========    ==========      ==========     ==========

Per share statistics*
   Basic EPS                                                       $.50          $.39           $1.01           $.80
   Diluted EPS                                                     $.50          $.39           $1.01           $.80
   Dividends                                                      $.163          $.10           $.288           $.20
*Based on 3,148,492 average shares outstanding during the period ended June 30, 2002 and 3,136,724 average shares outstanding during the period ended June 30, 2001.  Shares restated to give effect of a 2 for 1 stock split, payable as a dividend of one share for each share of company stock held of record July 1, 2002, paid July 10,
2002.
See notes to interim consolidated financial statements.

FNBH BANCORP,INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income
For the Three Months Ended June 30, 2002 and 2001 (Unaudited)

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                             Common       Retained       Retention       Comprehensive
                                                             Stock        Earnings          Plan         Income (loss)        Total
                                                             -----        --------          ----         -------------        -----
Balances at March 31, 2001                                  $5,068,423    25,005,317     (167,958)          107,098          30,012,880
Amortization of management retention plan                                                  13,448                                13,448
Issued 528 shares for employee purchase plan                     9,628                                                            9,628
Comprehensive income:
   Net income                                                              1,231,756                                          1,231,756
   Change in unrealized loss on debt securities
   available for sale, net of tax effect                                                                    (2,638)             (2,638)
                                                                                                                                -------
        Total comprehensive income                                                                                            1,229,118
                                                                                                                              =========
Cash dividends (10(cent)per share)                                         (313,790)                                          (313,790)
                                                             ---------    ----------     ---------          -------           ---------
Balances at June 30, 2001                                   $5,078,051    25,923,283     (154,510)          104,460          30,951,284
                                                            ==========    ==========     =========          =======          ==========

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                             Common       Retained       Retention       Comprehensive
                                                             Stock        Earnings          Plan         Income (loss)        Total
                                                             -----        --------          ----         -------------        -----
Balances at March 31, 2002                                  $5,256,419    28,543,423     (209,801)         (103,820)         33,486,221
Issued 5,246 shares for management retention plan              109,799                   (109,799)
Amortization of management retention plan                                                  19,226                                19,226
Issued 2,448 shares for employee purchase plan                  40,931                                                           40,931
Issued 218 shares for current directors fees                     4,741                                                            4,741
Issued 1,128 shares for directors' variable fee plan            23,609                                                           23,609
Comprehensive income:
   Net income                                                              1,589,131                                          1,589,131
   Change in unrealized gain on debt
securities                                                                                                  406,184             406,184
                                                                                                                                -------
available for sale, net of tax effect
        Total comprehensive income                                                                                            1,995,315
                                                                                                                              =========
Cash dividends (16.25(cent)per share)                                      (512,503)                                          (512,503)
                                                            ----------    ----------     ---------          -------           ---------
Balances at June 30, 2002                                   $5,435,499    29,620,051     (300,374)          302,364          35,057,540
                                                            ==========    ==========     =========          =======          ==========
See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)

                                                                                          Unearned         Accumulated
                                                                                         Management           Other
                                                              Common       Retained       Retention       Comprehensive
                                                              Stock        Earnings         Plan          Income (loss)        Total
                                                              -----        --------         ----          -------------        -----
Balances at December 31, 2000                                $5,025,476    24,027,158        (183,188)       17,189           28,886,635
Amortization of management retention plan                                                       28,678                            28,678
Issued 2,934 shares for employee purchase plan                   52,575                                                           52,575
Comprehensive income:
   Net income                                                               2,523,464                                          2,523,464
   Change in unrealized loss on debt securities
   available for sale, net of tax effect                                                                     87,271               87,271
                                                                                                                                  ------
        Total comprehensive income                                                                                             2,610,735
                                                                                                                               =========
Cash dividends (20(cent)per share)                                          (627,339)                                          (627,339)
                                                             ----------    ----------        ---------      -------            ---------
Balances at June 30, 2001                                    $5,078,051    25,923,283        (154,510)      104,460           30,951,284
                                                             ==========    ==========        =========      =======           ==========

                                                                                          Unearned         Accumulated
                                                                                         Management           Other
                                                              Common       Retained       Retention       Comprehensive
                                                              Stock        Earnings         Plan          Income (loss)        Total
                                                              -----        --------         ----          -------------        -----
Balances at December 31, 2001                                $5,246,770    27,361,215     (231,143)           26,961          32,403,803
Issued 5,246 shares for management retention plan               109,799                   (109,799)
Amortization of management retention plan                                                   40,568                                40,568
Issued 2,970 shares for employee purchase plan                   50,580                                                           50,580
Issued 218 shares for current stock directors fees                4,741                                                            4,741
Issued 1,128 shares for directors' variable fee plan             23,609                                                           23,609
Comprehensive income:
   Net income                                                               3,164,683                                          3,164,683
   Change in unrealized loss on debt
securities                                                                                                   275,403             275,403
                                                                                                                                 -------
available for sale, net of tax effect
        Total comprehensive income                                                                                             3,440,086
                                                                                                                               =========
Cash dividends (28.75(cent)per share)                                       (905,847)                                          (905,847)
                                                             ----------    ----------     ---------          -------           ---------
Balances at June 30, 2002                                    $5,435,499    29,620,051     (300,374)          302,364          35,057,540
                                                             ==========    ==========     =========          =======          ==========
See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                     Six months ended June 30
                                                                                    2002            2001
                                                                                    ----            ----
Cash flows from operating activities:
   Net income                                                                 $3,164,683     $ 2,523,464
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                        0         600,000
      Depreciation and amortization                                              440,262         450,445
      Net amortization (accretion) on investment securities                      132,304         (1,279)
      Earned portion of management retention plan                                 40,568          28,678
      Gain on sale of investments                                                (6,269)               0
      Gain on sale of loans                                                    (154,888)       (104,543)
      Proceeds from sale of loans                                              9,937,160       6,596,121
      Origination of loans held for sale                                    (10,450,208)     (7,015,535)
      (Increase) decrease in accrued interest income and other assets        (1,168,585)         679,252
      Decrease in accrued interest, taxes, and other liabilities               (272,199)       (301,032)
                                                                               ---------       ---------
         Net cash provided by operating activities                             1,662,828       3,455,571
                                                                               ---------       ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                (6,246,581)     (7,522,894)
   Proceeds from sales of available for sale securities                        5,113,970               0
   Proceeds  from maturities and calls of available for sale securities        3,000,000       5,000,000
   Proceeds from mortgage-backed securities paydowns-available for sale        1,454,972          39,675
   Proceeds from maturities and calls of held to maturity securities           1,169,000         620,000
   Proceeds from mortgage-backed securities paydowns-held to maturity             32,197         474,219
   Maturity of brokered CDs                                                      291,000               0
   Purchase of loans                                                         (1,671,644)       (142,540)
   Net increase in loans                                                    (24,399,912)    (14,013,604)
   Capital expenditures                                                      (1,250,225)       (534,763)
                                                                             -----------       ---------
         Net cash used in investing activities                              (22,507,223)    (16,079,907)
                                                                            ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                      (10,933,172)       8,370,781
   Increase in brokered CDs                                                    4,037,000               0
   Increase in borrowings                                                     11,400,000               0
   Payments on FHLB note                                                       (223,656)       (207,089)
   Shares issued for employee purchase and directors compensation                 78,930          52,575
   Dividends paid                                                              (905,847)       (627,339)
                                                                               ---------       ---------
         Net cash provided by financing activities                             3,453,255       7,588,928
                                                                               ---------       ---------

Net decrease in cash and cash equivalents                                   (17,391,140)     (5,035,408)

Cash and cash equivalents at beginning of year                                34,642,995      43,244,665
                                                                              ----------      ----------
Cash and cash equivalents at end of period                                   $17,251,855     $38,209,257
                                                                             ===========     ===========

Supplemental disclosures:
   Interest paid                                                             $ 4,101,799     $ 5,744,774
   Federal income taxes paid                                                   1,265,000       1,172,000
   Loans transferred to other real estate                                      1,285,018               0
   Loans charged off                                                             534,403         169,775
See notes to interim consolidated financial statements

Notes to Interim Consolidated Financial Statements(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

1.  In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2002, and consolidated results of operations for the three months and six months ended June 30, 2002 and 2001 and consolidated cash flows for the six months ended June 30, 2002 and 2001.

2.  The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 2001 Annual Report contained in the Registrant's report on Form 10-K filing.

4.  The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5.  Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,600,000 at June 30, 2002, $1,697,000 at June 30, 2001, and $2,997,000 at December 31, 2001. (See Management's Discussion and Analysis of financial condition and results of operations).

6.  Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

	Second Quarter		Year to Date
	2002	2001	2002	2001
Net income	$1,589,131	$1,231,756	$3,164,683	$2,523,464

Shares outstanding (basic)	3,150,209	3,137,914	3,148,492	3,136,724
Dilutive shares	0	0	0	0
Shares outstanding (diluted)	3,150,209	3,137,914	3,148,492	3,136,724
Earnings per share:
Basic EPS	$.50	$.39	$1.01	$.80
Diluted EPS	$.50	$.39	$1.01	$.80

7.  All references to share and per share data have been restated to give effect of a two for one stock split, payable as a dividend of one share for each share of company stock held of record July 1, 2002, paid July 10, 2002.

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months and six months ended June 30, 2002 and 2001, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                   Second Quarter                             Year-to-Date
--------
except per share data)                   2002         2001                          2002      2001
                                         ----         ----                          ----      ----

Net income                              $1,589       $1,232                        $3,165    $2,523
Net Income per Share                     $ .50        $ .39                         $1.01     $ .80

Net income for the three months ended June 30, 2002 increased approximately $357,000 (29%) compared to the same period last year. In the second quarter of the current year net interest income increased $493,000 (12%), non-interest income grew $49,000 (6%), and the provision for loan losses decreased $300,000. Offsetting these favorable occurrences was an increase in non-interest expense of $288,000 (10%) and an increase of $197,000 (38%) in accrued federal income tax expense.

Net income for the first half of the year increased $642,000 (25%) from that reported last year. Contributing to 2002 earnings were an increase of $689,000 (9%) in net interest income, a $119,000 (8%) increase in non-interest income, and a decrease of $600,000 in the provision for loan losses. Partially offsetting these increases in income were increases of $418,000 (8%) in non-interest expense, and of $350,000 (34%) in the provision for federal income tax.

Net Interest Income                               Second Quarter                         Year-to-Date
-------------------                             2002         2001                      2002         2001
(in thousands)                                  ----         ----                      ----         ----

Interest Income                               $6,518       $6,793                   $12,916      $13,764
Interest Expense                               2,025        2,793                     4,159        5,696
                                              ------        -----                     -----        -----
Net Interest Income                           $4,493       $4,000                    $8,757       $8,068

The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

TABLE 1
INTEREST YIELDS AND COSTS (in thousands)
June 30, 2002 and 2001

                                               ----------------Second Quarter Averages----------------
                                                     2002                                 2001
                                                     ----                                 ----
                                         Average                              Average
                                         Balance     Interest      Rate       Balance     Interest       Rate
                                         -------     --------      ----       -------     --------       ----
Assets:
Short term investments                  $  7,054     $   54.0     3.03%      $ 19,285     $  199.0      4.08%
Securities:  Taxable                      36,692        433.5     4.73%        17,174        265.8      6.19%
                   Tax-exempt(1)          17,064        296.5     6.95%        18,499        307.9      6.66%
Loans(2)(3)                              309,101      5,862.3     7.52%       267,633      6,142.2      9.08%
                                        --------     --------                --------     --------
Total earning assets/total
interest income                          369,911     $6,646.3     7.13%       322,591     $6,914.9      8.49%
                                                     --------                             --------
Cash & due from banks                     13,942                               13,375
All other assets                          18,125                               15,172
Allowance for loan loss                  (5,483)                              (5,512)
                                        --------                             --------
   Total assets                         $396,495                             $345,626
                                        ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $148,872     $  557.6     1.50%     $ 120,170     $  768.0      2.56%
Time                                     126,998      1,270.2     4.01%       130,432      1,917.9      5.90%
Short term borrowings                     18,563         94.8     2.02%             0            0
FHLB Advances                              5,569        102.8     7.30%         5,793        107.0      7.31%
                                        --------     --------                --------     --------
Total interest bearing
liabilities/total interest expense       300,002     $2,025.4     2.70%       256,395     $2,792.9      4.37%
                                                     --------                             --------
Non-interest bearing deposits             58,633                               55,564
All other liabilities                      3,509                                3,087
Stockholders' Equity                      34,351                               30,580
                                        --------                             --------
Total liabilities and
   shareholders' equity                 $396,495                             $345,626
                                        ========                             --------
Interest spread                                                   4.43%                                 4.12%
                                                                  =====                                 =====
Net interest income-FTE                             $ 4,620.9                            $ 4,122.0
                                                    =========                            =========
Net interest margin                                               4.94%                                 5.02%
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
    (3)  Interest on loans includes origination fees totaling $199,000 in 2002 and $207,000 in 2001.

                                              ----------------Year to Date Averages-----------------
                                                     2002                                 2001
                                                     ----                                 ----
                                        Average                               Average
                                        Balance       Interest     Rate       Balance     Interest      Rate
                                        -------       --------     ----       -------  -- --------      ----
Assets:
Short term investments                 $  9,424      $   128.4    2.71%      $ 19,909    $   468.9     4.69%
Securities:  Taxable                     38,392          918.3    4.78%        17,611        539.8     6.13%
             Tax-exempt(1)               17,459          605.9    6.94%        18,658        627.5     6.73%
Loans(2)(3)                             301,737       11,518.3    7.61%       264,334     12,379.2     9.34%
                                       --------      ---------               --------    ---------
Total earning assets/total
interest income                         367,012      $13,170.9    7.16%       320,512    $14,015.4     8.72%
                                                     ---------                           ---------
Cash & due from banks                    14,163                                12,961
All other assets                         17,260                                15,255
Allowance for loan loss                 (5,546)                               (5,400)
                                        -------                              --------
   Total assets                        $392,889                              $343,328
                                       ========                              ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $151,132      $ 1,130.2    1.51%      $123,360    $ 1,664.5     2.72%
Time                                    129,408        2,713.2    4.23%       126,859      3,818.9     6.07%
Purchased funds                          10,979          110.4    2.00%             0            0
FHLB Notes                                5,587          204.8    7.29%         5,810        213.0     7.29%
                                       --------      ---------               --------    ---------
Total interest bearing
liabilities/total interest expense      297,106      $ 4,158.6    2.82%       256,029    $ 5,696.4     4.48%
                                                     ---------                           ---------
Non-interest bearing deposits            58,606                                53,744
All other liabilities                     3,456                                 3,372
Stockholders' Equity                     33,721                                30,183
                                       --------                              --------
Total liabilities and
  shareholders' equity                 $392,889                              $343,328
                                       ========                              ========
Interest spread                                                   4.34%                                4.24%
                                                                  =====                                =====
Net interest income-FTE                               $9,012.3                            $8,319.0
                                                      ========                            ========
Net interest margin                                               4.87%                                5.14%
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
    (3)  Interest on loans includes origination fees totaling $409,000 in 2002 and $394,000 in 2001.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased approximately $269,000 in the second quarter of 2002 compared to that of 2001. The decrease was the result of a 136 basis point reduction in the yield on earning assets. This negative trend was partially offset by a $47,000,000 (15%) growth in average balances on earning assets.

Loan interest decreased approximately $280,000 due to a 156 basis point decrease in interest rates although average balances increased $41,000,000 (15%). The decline in loans rates was the result of overall lower interest rates this year compared to last. In particular, the prime interest rate was 4.75% throughout the second quarter of this year compared to an average rate of 7.34% in the second quarter of 2001. In the second quarter, tax equivalent income on short and long term investments increased approximately $11,000. The increase can be attributed to a $5,900,000 increase in average balances as well as the mix of investments. Last year the average balance in short term investments, which carry a lower yield, was more than $19,000,000 while the average balance was $7,000,000 in 2002. Partially offsetting these favorable trends was a 46 basis point decline in yields.

For the first half of the year, tax equivalent interest income decreased approximately $845,000. Loan interest income decreased approximately $861,000. The interest rate earned on loans decreased 173 basis points while average balances increased $37,000,000 (14%). Loan growth was concentrated in the commercial portfolio where balances increased $36,000,000 (18%) on average. Consumer loans had a slight decrease while mortgage loans increased $1,300,000 (5%). In addition to the growth in mortgage loans retained in the portfolio, the Bank sold approximately $9,700,000 residential mortgage loans, compared to $6,500,000 in the first half of 2001. The Bank’s resources in the loan department are primarily deployed making commercial loans. For the first six months of the year, income on short and long term investments increased $16,000 from that earned in the prior year due to a $9,100,000 increase in average balances and a change in mix as described above, although the yields earned decreased by 76 basis points.

Interest Bearing Liabilities/Interest Expense
In the second quarter of 2002, interest expense decreased $768,000 due to a decrease in the interest rate paid of 167 basis points although average balances increased $43,600,000 (17%). The make-up of interest bearing funds has seen some noticeable change this year. Savings and NOW interest expense decreased approximately $210,000. The decrease was due to the interest rate declining 106 basis points as the average balance increased $28,700,000 (24%). Interest on time deposits decreased $648,000 in the second quarter of 2002 over the prior year. The decrease was due to both a decline in average balances of approximately $3,400,000 (3%) and a decrease of 189 basis points in rates paid. In the second quarter of 2002 the Company had average short term borrowings of $18,600,000 while there were no short term borrowings in the second quarter of 2001.

The interest rate averaged 2.02% for the quarter on these borrowings. Management has increased reliance on third-party funding sources as they have provided a favorable rate over other funding strategies. Included in the average balance for short term borrowings were Fed Funds Purchased, Federal Home Loan Bank of Indianapolis (FHLBI) short term borrowings, and repurchase agreements. Included in FHLB advances are two loans, entered into in 2000, from the FHLBI. One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank’s rate sensitivity position. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings.

In the first half of the year, interest expense decreased $1,500,000 from that of the previous year. Contributing to this decrease was a 166 basis point decrease in rates while average balances of interest bearing liabilities increased $41,100,000 (16%). Savings and NOW interest expense decreased approximately $534,000 because the interest rate decreased 121 basis points although average balances increased $27,800,000 (23%). Interest on time deposits decreased approximately $1,100,000 because the rate decreased 184 basis points although the average balance increased $2,500,000 (2%). In the first half of 2002, the Bank incurred interest expense of $110,000 to borrow short term money. There were no short term borrowings in 2001. The short term borrowings were necessary as loan growth outpaced deposit growth in 2002. The FHLBI advances are discussed above.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short-term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of June 30, 2002, the Company had a $9,000,000 deficit of core basic liquidity. Included in the calculation is a contingency reserve covering $21,000,000 (10%) of DDA, NOW and savings accounts if they unexpectedly left the Bank in a 30 day period. As there has already been a 1% decrease in these balances in the first half of the year, it is not anticipated that this will occur. Historically the Bank has experienced strong deposit growth in the second half of the year. To bridge the gap in deposit growth, the Company issued $4,000,000 in brokered certificates through a dealer in the second quarter. Included in the issuance were $2,000,000 in three month certificates maturing in September and $2,000,000 in six month certificates maturing in December. Management is committed to rectifying the liquidity deficiency and will take further action if necessary.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of June 30, 2002, the Bank had Large Certificates totaling approximately $37,600,000 compared to $44,600,000 at December 31, 2001.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a line of credit of approximately $22,000,000 available at the FHLBI. As of June 30, 2002 approximately $14,000,000 of the line had been used for overnight borrowings and for long term advances, previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity
-------------------------
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
                                                 ------       ------         -----        -----         -----
Assets:
Loans...................................        $58,093      $82,852      $162,857       $8,720      $312,522
Securities..............................          2,619        3,939        36,794        8,404        51,756
   Short term investments...............             49                                                    49
                                                -------      -------      --------      -------      --------
      Total rate sensitive assets.......        $60,761      $86,791      $199,651      $17,124      $364,327

Liabilities & Stockholders' Equity:
   Savings & NOW........................        $65,244                                 $82,464      $147,708
   Time.................................         29,605       47,610        51,457        1,321       129,993
   Other borrowings.....................         11,400          242         4,175        1,152        16,969
                                                -------      -------      --------      -------      --------
      Total rate sensitive liabilities..       $106,249      $47,852       $55,632      $84,937      $294,670

Rate sensitivity gap and ratios:
   Gap for period.......................      ($45,488)      $38,939      $144,019    $(67,813)
   Cumulative gap.......................       (45,488)      (6,549)       137,470       69,657

Cumulative rate sensitive ratio.........            .57          .96          1.66         1.24
Dec. 31, 2001 rate sensitive ratio......           1.01          .87          1.63         1.24

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is 4% liability sensitive as of June 30, 2002. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the negative impact of interest rates moving upward.

Provision for Loan Losses               Second Quarter                       Year-to-Date
-------------------------               2002      2000                      2002      2001
(in thousands)                          ----      ----                      ----      ----

         Total                             0      $300                         0      $600
                                           =      ====                         =      ====

The Company did not provide a loan loss provision in the second quarter of 2002 having provided $300,000 in the same period last year. Net charge offs for the second quarter of 2002 were $326,000 compared to $65,000 in the same period in 2001. Included in 2002 charge offs was a $254,000 charge off to a commercial customer where the collateral was insufficient to cover the debt. Collection is being pursued through the courts.

Year to date the provision is also zero compared to $600,000 last year. Although loans increased 9% in the first half of the year, management determined the allowance to be sufficient based on the level of risk in the portfolio. At June 30, 2002, the allowance for loan loss as a percent of loans was 1.65%, compared to 2.11% a year earlier and 1.97% at December 31, 2001. For the first six months of 2002, the Bank had net charge offs of $498,000, compared to $101,000 in the first half of 2001. The increase in net charge offs is largely due to the loan mentioned above and a $100,000 charge off related to a collateral deficiency in the property in other real estate which occurred in the first quarter. Non-accrual, past due 90 days, and renegotiated loans were .51% and .63% of total loans outstanding at June 30, 2002 and 2001, respectively, and 1.04% of total loans at December 31, 2001.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $8,200,000 at June 30, 2002, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $6,900,000 of commercial loans separately identified as impaired. Impaired loans totaled $8,700,000 at December 31, 2001. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis. The decline in impaired loans is primarily due to the foreclosure of a previously impaired loan and its transfer to other real estate.

Of the loans currently impaired, one of the loans, with a balance of $2,100,000, is current and making regular payments; however, the cash generated solely by the business is presently not adequate to cover debt service. Another loan, for $1,100,000, was made to purchase medical buildings in Lansing. The buildings are not fully leased and cash flow from the leases has not been sufficient to cover debt service. Both loans are secured with first mortgages on commercial real estate and the real estate is being actively marketed. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of nonperforming loans and loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Management continues to refine its techniques in this analysis. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,200,000 at June 30, 2002, compared to specific reserves of $2,800,000 at June 30, 2001.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The $1,113,000 in other real estate at June 30, 2002 consists of property being developed for condominiums. There were twenty-eight condo units in various stages of construction when the borrower defaulted. Sale of the property is being pursued.

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table describes nonperforming assets at June 30, 2002 compared to December 31, 2001.

Nonperforming Assets
--------------------                                                June 30,2002       December 31, 2001
(in thousands)                                                      ------------       -----------------
Non-accrual loans                                                         $  894                 $2,636
90 days or more past due and still accruing                                  706                    361
                                                                            ----                    ---
         Total nonperforming loans                                         1,600                  2,997
Other real estate                                                          1,113                      0
                                                                           -----                      -
         Total nonperforming assets                                       $2,713                 $2,997

Nonperforming loans as a percent of total loans                             .51%                  1.04%
Loan loss reserve as a percent of nonperforming loans                       323%                   189%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 2002 and 2001.

                                                                       Year to date        Year to date
                                                                      June 30, 2002        June 30, 2001
Loans:   (dollars in thousands)                                       -------------        -------------
   Average daily balance of loans for the year to date                    301,737              264,334
   Amount  of  loans,  net of  unearned  income,  outstanding  at
end of the quarter                                                        312,522              269,992
Allowance for loan losses:
   Balance at beginning of year                                             5,668                5,193
   Loans charged off:
      Real estate                                                               0                    0
      Commercial                                                              493                   57
      Consumer                                                                 42                  112
                                                                               --                  ---
         Total charge-offs                                                    535                  169
   Recoveries of loans previously charged off:
      Real estate                                                               0                    0
      Commercial                                                                8                   46
      Consumer                                                                 29                   22
                                                                               --                   --
         Total recoveries                                                      37                   68

Net loans charged off                                                         498                  101
Additions to allowance charged to operations                                    0                  600
                                                                              ---                  ---
         Balance at end of quarter                                         $5,170               $5,692

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                        .33%                 .08%
   Allowance for loan losses to loans outstanding                           1.65%                2.11%

Non-interest income                     Second Quarter                       Year-to-Date
-------------------                     2002      2000                      2002      2001
(in thousands)                          ----      ----                      ----      ----

Total                                   $852      $803                     $1,647     $1,528
                                        ====      ====                     ======     ======

Non-interest income, which includes service charges on deposit accounts, loan fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $49,000 (6%) in the second quarter of 2002 compared to the same period in the previous year. Service charge income increased approximately $69,000 (10%) primarily the result of growth in the Bank. Trust fees increased $34,000 (115%) as there was a correction in the second quarter of last year resulting in a decrease in fees and there were two lump sum payments in 2002 boosting income. Gain on the sale of loans decreased $13,000 (22%) due to decreased volume of residential mortgage sale. In the second quarter of 2002 the Company sold $2,700,000 in residential mortgage loans compared to $3,900,000 in the same period the previous year. Other income decreased $44,000. Last year’s other income was higher due to a $42,000 gain on the sale of other real estate.

For the year, non-interest income increased $119,000 (8%). Contributing to the increase was a $112,000 (9%) increase in service charge income primarily the result of increased business. Gains on the sale of loans increased approximately $50,000 (48%) due to increased volume for the year to date, $9,700,000 in the current year compared to $6,500,000 in the previous. Trust fees increased $19,000 (20%) due to the lump sum payments mentioned above. Other income decreased $68,000 because last year’s income included $58,000 in non-recurring gains due to the sale of property while this year the Company has lost $12,000 on the sale of repossessed vehicles and equipment.

Non-interest Expense                    Second Quarter                       Year-to-Date
--------------------                    2002      2000                      2002      2001
(in thousands)                          ----      ----                      ----      ----

Total                                  $3,047    $2,759                   $5,847     $5,429
                                       ======    ======                   ======     ======

Non-interest expense increased $288,000 (10%) in the second quarter of 2002 compared to the same period last year. There were increases in salaries and benefits expense of $225,000 (15%) principally due to a $78,000 (8%) increase in salary expense and a $115,000 (54%) increase in the profit share accrual.

The salary increase is the result of normal annual wage increases and increased staffing for the new branch and the trust department. The increase in the profit share accrual is the result of the higher salary base and an anticipated higher payout based on improved Return on Assets (ROA). Occupancy expense increased $44,000 (24%) primarily due to costs associated with the new branch which opened in April 2002. Printing and supplies increased $20,000 (31%) again due primarily to costs related to the new branch. Partly offsetting these increases was a $27,000 (15%) decrease in fees for services. Fees were high in 2001 due to hiring a consultant for strategic planning and staffing the trust department with contract help.

For the first half of the year, non-interest expense increased $418,000 (8%) compared to the prior year. There was a $294,000 (10%) increase in salaries and benefits, made up of a $177,000 (9%) increase in salary expense and a $149,000 (34%) increase in profit sharing accruals for the reasons previously mentioned. Occupancy expense was $34,000 (8%) higher due primarily to the new branch in Genoa Township which opened this year. Printing and supplies increased $34,000 (27%) also due to supplying the new branch. Advertising increased $43,000 (39%) due to promotional efforts for the new branch and deposit products. “Other” non-interest expense increased $79,000 (8%) primarily due to increases in directors’ fees as a result of the payout of a profit share payment approved by the shareholders in April and increased legal fees related to collecting loans and corporate matters. Partly offsetting these increases was a $67,000 (19%) decrease in fees as mentioned above.

Income Tax Expense                      Second Quarter                       Year-to-Date
------------------                      2002      2000                      2002      2001
(in thousands)                          ----      ----                      ----      ----

       Total                            $709      $512                    $1,393     $1,043
                                        ====      ====                    ======     ======

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                  June 30, 2002                     December 31, 2002
-------                                 -------------                     -----------------

Stockholders' Equity*                      $34,755                              $32,377
Ratio of Equity to Total Assets              8.69%                                8.24%

*Amounts exclude securities  valuation  adjustments  recorded  under  Statement of Financial
Accounting Standards  No. 115 amounting to $302,000 at June 30, 2002 and $27,000 at December
31, 2001.

A financial institution’s capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders’ equity, excluding the securities valuation adjustment, increased $2,378,000 (8%) during the first half of the year. This increase was principally the result of net income earned by the company reduced by dividends paid of $906,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at June 30, 2002 was 9.45%, and total risk-based capital was 10.71%. At June 30, 2001 these ratios were 9.77% and 11.02% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 8.25% at June 30, 2002 and 8.26% in 2001. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

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

The Company opened a new branch on the east side of Howell in April 2002 and purchased a building for back office functions in May 2002. The Company also owns a building site in Hamburg valued at $330,000. Construction has begun on the Hamburg branch with an estimated completion date in the second quarter of 2003. Refurbishing will begin on the building acquired for back office space in the third quarter with occupancy anticipated in the fourth quarter of 2002. All building projects are expected to be financed from internally generated funds.

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

Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

Statement No. 144 was effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of this Statement did not have an impact on the Bank's results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. Adoption of this Statement is not expected to have a significant impact on the Bank’s results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3 the liability was recognized at the date of an entity’s commitment to an exit plan.

Statement No. 146 is effective for exit or disposal activities (including restructuring) that are initiated after December 31, 2002, with early adoption encouraged. Adoption of this Statement is not expected to have a significant impact on the Bank’s results of operations.

On March 13, 2002, the FASB Derivatives Implementation Group (DIG) approved for issuance DIG issue C13, When a Loan Commitment is Included in the Scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. DIG Issue C13 requires that loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale under SFAS No. 65, Accounting for Certain Mortgage Banking Activities, be accounted for as derivatives under SFAS No. 133; loan commitments that relate to the origination or acquisition of mortgage loans that will be held for investment will continue to be accounted for under Statement No. 65, and commitments that related to the origination of non-mortgage loans will continue to be accounted for under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

DIG Issue C13 is effective the first day of the first fiscal quarter beginning after April 10, 2002. If an entity had not accounted for a contract as a derivative in its entirety but is required to do so, the entity shall account for the effects of initially complying with the implementation guidance in this Issue prospectively for all existing contracts as of the effective date of this Issue and for all future transactions. Adoption of this Statement is not expected to have a significant impact on the Bank’s results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the market risk faced by the Company since December 31, 2001 other than previously discussed.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The registrant’s annual meeting of stockholders was held on April 17, 2002. The stockholders voted on the election of directors and the FNBH Bancorp, Inc. Amended and Restated Compensation Plan for Nonemployee Directors.

Votes were cast as follows for the three nominees for the office of director.

Term expiring in 2005:

R.Michael Yost Dona Scott Laskey Athena Bacalis James R. McAuliffe	Shares voted for 838,741 813,490 841,086 840,700	Shares voted against 2,839 28,090 494 880	Shares Abstained 76,536 76,536 76,536 76,536

Additionally, the following directors continue in office.

Term expiring in 2003:

Donald K. Burkel Harry E. Griffith Gary R. Boss

Term expiring in 2004:

W. Rickard Scofield Randolph E. Rudisill Barbara Draper Martin

Votes were cast as follows for Adoption of the FNBH Bancorp, Inc. Amended and Restated Compensation Plan for Nonemployee Directors:

For Against Abstain	723,284 183,397 11,435

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

99.1 Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2 Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Barbara D. Martin Barbara D. Martin President and Chief Executive Officer /s/ Barbara J. Nelson Barbara J. Nelson Treasurer

DATE:  August 13, 2002

EXHIBIT 99.1

Certificate of the
Chief Executive Officer of
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara D. Martin, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: August 13, 2002	By:	/s/ Barbara D. Martin Barbara D. Martin
	Its:	Chief Executive Officer

EXHIBIT 99.2

Certificate of the
Chief FINANCIAL Officer of
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara J. Nelson, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: August 13, 2002	By:	/s/ Barbara J. Nelson Barbara J. Nelson
	Its:	Chief Financial Officer