Form 10-Q
period 2002-09-30
FNBH BANCORP INC
filed 2002-11-14
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,157,278 shares of the Company’s Common Stock (no par value) were outstanding as of November 12, 2002.

INDEX

                                                                            Page
                                                                          Number
                                                                          ------
Part I.   Financial Information (unaudited):

    Item 1.
    -------
    Interim Financial Statements:
    Consolidated Balance Sheet as of Sept. 30, 2002 and Dec. 31, 2001..........4
    Consolidated Statements of Income, three months ended
    Sept. 30, 2002 and 2001, and nine months ended Sept. 30, 2002 and 2001.....5
    Consolidated Statement of Stockholders' Equity and Comprehensive
    Income for three months ended September 30, 2002 and 2001..................6
    Consolidated Statement of Stockholders' Equity and Comprehensive
    Income for nine months ended September 30, 2002 and 2001...................7
    Consolidated Statements of Cash Flows for nine months ended
    September 30, 2002 and 2001................................................8
    Notes to Interim Consolidated Financial Statements.........................9

    Item 2.
    -------
    Management's Discussion and Analysis of
    Financial Condition and Results of Operations.............................10

    Item 3.
    -------
    Quantitative and Qualitative Disclosures about Market Risk................21

    Item 4.
    -------
    Controls and Procedures...................................................21

Part II.  Other Information

    Item 6....................................................................22
    ------

    Signatures................................................................22

    Certifications............................................................23

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

                        FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (unaudited)                                     September 30     December 31
---------------------------
Assets                                                                              2002            2001
                                                                                    ----            ----
Cash and due from banks                                                      $18,564,437    $ 18,335,732
Short term investments                                                         2,149,028      16,307,263
                                                                               ---------      ----------
   Total cash and cash equivalents                                            20,713,465      34,642,995

Certificates of deposit                                                        5,432,000       5,917,000
Investment securities held to maturity (fair value of $17,896,000 at
   September 30, 2002 and $18,581,000 at Dec. 31, 2001)                       16,661,649      17,978,980
Investment securities available for sale, at fair value                       18,086,240      25,249,139
Mortgage-backed securities held to maturity (fair value of $42,000 at
   September 30, 2002 and $78,000 at Dec. 31, 2001)                               42,124          78,063
Mortgage-backed securities available for sale, at fair value                  12,037,763      12,682,581
                                                                              ----------      ----------
      Total investment securities                                             46,827,776      55,988,763

Loans:
   Commercial                                                                255,958,452     227,228,805
   Consumer                                                                   33,943,982      32,346,942
   Real estate mortgages                                                      29,701,506      27,548,873
                                                                              ----------      ----------
      Total loans                                                            319,603,940     287,124,620
   Less unearned income                                                          883,069         845,014
   Less allowance for loan losses                                              5,403,547       5,667,906
                                                                               ---------       ---------
      Net loans                                                              313,317,324     280,611,700

Premises and equipment - net                                                  10,043,773       9,106,648
Land available for sale - net                                                  1,530,290       1,530,290
Accrued interest and other assets                                              6,530,511       5,181,098
                                                                               ---------       ---------
      Total assets                                                          $404,395,139    $392,978,494
                                                                            ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                              $ 66,534,726    $ 62,938,059
   NOW                                                                        39,539,908      39,566,687
   Savings and money market                                                  116,918,361     114,919,743
   Certificates of deposit                                                   129,928,013     134,244,261
   Brokered certificates of deposit                                            2,037,000               0
                                                                               ---------     -----------
      Total deposits                                                         354,958,008     351,668,750
Short term borrowings                                                          4,000,000               0
FHLB advances                                                                  5,569,255       5,792,911
Accrued interest, taxes, and other liabilities                                 3,446,165       3,113,030
                                                                               ---------       ---------
      Total liabilities                                                      367,973,428     360,574,691
Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 3,157,044 shares issued and outstanding at September 30, 2002 and 3,146,750
shares issued and outstanding at December 31, 2001                             5,449,399       5,246,770
Retained earnings                                                             30,620,759      27,361,215
Unearned management retention plan                                              (273,828)       (231,143)
Accumulated other comprehensive income, net                                      625,381          26,961
                                                                                 -------          ------
      Total stockholders' equity                                              36,421,711      32,403,803
                                                                              ----------      ----------
      Total liabilities and stockholders' equity                            $404,395,139    $392,978,494
                                                                            ============    ============
   See notes to interim consolidated financial statements

                                                             FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income                    Three Months Ended Sept.     Nine Months Ended Sept.
---------------------------------
Unaudited                                             2002          2001            2002           2001
                                                      ----          ----            ----           ----
Interest income:
   Interest and fees on loans                    $5,797,668    $5,988,400     $17,237,662    $18,284,695
   Interest and dividends on investment
         securities:
      U.S. Treasury and agency securities           283,917       321,536         940,183        827,303
      Obligations of state and political
        subdivisions                                204,750       223,483         632,075        682,416
      Corporate bonds                                81,485        36,271         314,918         36,271
      Other securities                               15,754        13,362          44,340         46,526
   Interest on certificates and other deposits       45,848         1,047         141,309          2,988
   Interest on short term investments                 4,538       192,450          39,448        660,361
                                                      -----       -------          ------        -------
      Total interest income                       6,433,960     6,776,549      19,349,935     20,540,560
                                                  ---------     ---------      ----------     ----------

Interest expense:
   Interest on deposits                           1,833,354     2,638,010       5,676,764      8,121,352
   Other interest expense                           151,094       107,001         466,334        320,020
                                                    -------       -------         -------        -------
      Total interest expense                      1,984,448     2,745,011       6,143,098      8,441,372
                                                  ---------     ---------       ---------      ---------

      Net interest income                         4,449,512     4,031,538      13,206,837     12,099,188

Provision for loan losses                           325,000       290,000         325,000        890,000
                                                    -------       -------         -------        -------
      Net interest income after provision
          for loan losses                         4,124,512     3,741,538      12,881,837     11,209,188
                                                  ---------     ---------      ----------     ----------

Non-interest income:
   Service charges                                  747,364       664,338       2,131,808      1,942,816
   Gain on sale of loans                             96,645        42,253         251,533        146,796
   Gain on sale/call of investments                  32,476             0          38,745              0
   Trust income                                      45,958        42,981         154,780        133,301
   Other                                              2,601         3,132          (4,408)        57,980
                                                      -----         -----         -------         ------
      Total non-interest income                     925,044       752,704       2,572,458      2,280,893
                                                    -------       -------       ---------      ---------

Non-interest expense:
   Salaries and employee benefits                 1,586,229     1,473,581       4,852,057      4,445,484
   Net occupancy                                    230,603       191,979         668,265        595,518
   Equipment expense                                207,550       206,068         630,603        628,202
   Outside service fees                              99,303       125,631         387,807        481,268
   Printing and supplies                             69,481        90,693         228,774        186,958
   Advertising                                       73,717        76,567         227,696        187,266
   Other                                            583,252       479,378       1,702,089      1,548,176
                                                    -------       -------       ---------      ---------
      Total non-interest expense                  2,850,135     2,643,897       8,697,291      8,072,872
                                                  ---------     ---------       ---------      ---------

Income before federal income taxes                2,199,421     1,850,345       6,757,004      5,417,209

Federal income taxes                                662,100       540,100       2,055,000      1,583,500
                                                    -------       -------       ---------      ---------
      Net income                                 $1,537,321    $1,310,245      $4,702,004     $3,833,709
                                                 ==========    ==========      ==========     ==========

Per share amounts*
   Basic EPS                                           $.49          $.42           $1.49          $1.22
   Diluted EPS                                         $.49          $.42           $1.49          $1.22
   Dividends                                           $.17          $.10           $.458           $.30
*Based on 3,151,208 average shares outstanding during the period ended
September 30, 2002 and 3,139,488 average shares outstanding during the period ended September 30, 2001.
See notes to interim consolidated financial statements.

                                                 FNBH BANCORP, INC. AND SUBSIDIARY
                              Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                       For the Three Months Ended September 30, 2002 and 2001
                                                            (Unaudited)
                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained      Retention       Comprehensive
                                                           Stock        Earnings         Plan         Income Gain          Total
                                                           -----        --------         ----         ------------         -----
Balances at June 30, 2001                                 $5,078,051    25,923,283    (154,510)          104,460         30,951,284
Issued 6,438 shares for management retention plan            135,198                  (135,198)
Amortization of management retention plan                                               22,461                               22,461
Issued 1,684 shares for employee purchase plan                32,207                                                         32,207
Net income                                                               1,310,245                                        1,310,245
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                 126,160            126,160
                                                                                                                            -------
Total comprehensive income                                                                                                1,436,405
                                                                                                                          =========
Cash dividends (10(cent)per share)                                        (314,488)                                        (314,488)
                                                          ----------    ----------    ---------          -------          ---------
Balances at September 30, 2001                            $5,245,456    26,919,040    (267,247)          230,620         32,127,869
                                                          ==========    ==========    =========          =======         ==========

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained      Retention       Comprehensive
                                                           Stock        Earnings         Plan          Income Gain         Total
                                                           -----        --------         ----          -----------         -----
Balances at June 30, 2002                                 $5,435,499    29,620,051    (300,374)          302,364         35,057,540
Amortization of management retention plan                                               26,546                               26,546
Issued 498 shares for employee purchase plan                   9,297                                                          9,297
Issued 234 shares for current directors fees                   4,603                                                          4,603
Net income                                                               1,537,321                                        1,537,321
Change in unrealized gain on debt
securities                                                                                               323,017            323,017
                                                                                                                            -------
available for sale, net of tax effect
Total comprehensive income                                                                                                1,860,338
                                                                                                                          =========
Cash dividends (17(cent)per share)                                        (536,613)                                        (536,613)
                                                          ----------    ----------    ---------          -------          ---------
Balances at September 30, 2002                            $5,449,399    30,620,759    (273,828)          625,381         36,421,711
                                                          ==========    ==========    =========          =======         ==========
See notes to interim consolidated financial statements

                                                 FNBH BANCORP, INC. AND SUBSIDIARY
                              Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                       For the Nine Months Ended September 30, 2002 and 2001
                                                            (Unaudited)
                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained      Retention       Comprehensive
                                                           Stock        Earnings         Plan          Income Gain         Total
                                                           -----        --------         ----          -----------         -----
Balances at December 31, 2000                             $5,025,476    24,027,158       (183,188)       17,189          28,886,635
Issued 6,438 shares for management retention plan            135,198                     (135,198)
Amortization of management retention plan                                                  51,139                            51,139
Issued 4,618 shares for employee purchase plan                84,782                                                         84,782
Net income                                                               3,833,709                                        3,833,709
Change in unrealized gain on debt securities
   available for sale, net of tax effect                                                                 213,431            213,431
                                                                                                                            -------
Total comprehensive income                                                                                                4,047,140
                                                                                                                          =========
Cash dividends (30(cent)per share)                                        (941,827)                                        (941,827)
                                                          ----------    ----------       ---------       -------          ---------
Balances at September 30, 2001                            $5,245,456    26,919,040       (267,247)       230,620         32,127,869
                                                          ==========    ==========       =========       =======         ==========

                                                                                       Unearned        Accumulated
                                                                                      Management          Other
                                                          Common        Retained      Retention       Comprehensive
                                                           Stock        Earnings       Plan            Income Gain         Total
                                                           -----        --------       ----            -----------         -----
Balances at December 31, 2001                             $5,246,770    27,361,215    (231,143)          26,961          32,403,803
Issued 5,246 shares for management retention plan            109,799                  (109,799)
Amortization of management retention plan                                               67,114                               67,114
Issued 3,468 shares for employee purchase plan                59,877                                                         59,877
Issued 452 shares for current directors fees                   9,344                                                          9,344
Issued 1,128 shares for directors' variable fee plan          23,609                                                         23,609
Net income                                                               4,702,004                                        4,702,004
Change in unrealized gain on debt
securities                                                                                               598,420            598,420
                                                                                                                            -------
available for sale, net of tax effect
Total comprehensive income                                                                                                5,300,424
                                                                                                                          =========
Cash dividends (45.75(cent)per share)                                   (1,442,460)                                      (1,442,460)
                                                          ----------    ----------    ---------          -------         -----------
Balances at September 30, 2002                            $5,449,399    30,620,759    (273,828)          625,381          36,421,711
                                                          ==========    ==========    =========          =======          ==========
See notes to interim consolidated financial statements

                                                 FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
-------------------------------------
Unaudited                                                                      Nine months ended Sept. 30
Cash flows from operating activities:                                           2002            2001
                                                                                ----            ----
   Net income                                                               $4,702,004     $ 3,833,709
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                325,000         890,000
      Depreciation and amortization                                            657,913         657,581
      Net amortization on investment securities                                189,448          14,932
      Earned portion of management retention plan                               67,114          51,139
      Loss on disposal of equipment                                                 68               0
      Gain on sale and calls of investments                                    (38,745)              0
      Gain on sale of loans                                                   (251,533)       (146,796)
      Proceeds from sale of loans                                           22,093,781      11,000,914
      Origination of loans held for sale                                   (23,080,013)    (11,476,857)
      (Increase) decrease in accrued interest income and other assets       (1,349,413)        615,225
      Increase in accrued interest, taxes, and other liabilities                23,735         321,562
                                                                                ------         -------
         Net cash provided by operating activities                           3,339,359       5,761,409
                                                                             ---------       ---------

Cash flows from investing activities:
   Purchases of available for sale securities                               (6,246,581)    (20,254,834)
   Proceeds from sales of available for sale securities                      7,788,507               0
   Proceeds  from maturities and calls of available for sale securities      4,000,000       9,000,000
   Proceeds from mortgage-backed securities paydowns-afs                     3,024,230         484,309
   Proceeds from maturities and calls of held to maturity securities         1,316,175         690,000
   Proceeds from mortgage-backed securities paydowns-held to maturity           35,772         384,573
   Maturity of certificates of deposit purchased                               485,000               0
   Purchase of loans                                                        (1,671,644)       (792,540)
   Net increase in loans                                                   (30,121,215)    (19,545,135)
   Capital expenditures                                                     (1,595,105)     (1,125,706)
                                                                           -----------     -----------
         Net cash used in investing activities                             (22,984,861)    (31,159,333)
                                                                          ------------    ------------

Cash flows from financing activities:
   Net increase in deposits                                                  1,252,258      21,927,440
   Net increase in brokered certificates of deposit issued                   2,037,000               0
   Increase in short term borrowings                                         4,000,000               0
   Payments on FHLBI advances                                                 (223,656)       (207,089)
   Shares issued for employee purchase and directors' compensation              92,830          84,782
   Dividends paid                                                           (1,442,460)       (941,827)
                                                                           -----------       ---------
         Net cash provided by financing activities                           5,715,972      20,863,306
                                                                             ---------      ----------

Net decrease in cash and cash equivalents                                  (13,929,530)     (4,534,618)

Cash and cash equivalents at beginning of year                              34,642,995      43,244,665
                                                                            ----------      ----------
Cash and cash equivalents at end of period                                 $20,713,465     $38,710,047
                                                                           ===========     ===========

Supplemental disclosures:
   Interest paid                                                           $ 5,902,952     $ 8,186,866
   Federal income taxes paid                                                 1,846,000       1,172,000
   Loans transferred to other real estate                                    1,285,018
   Loans charged off                                                           684,918         326,916
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

1. In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2002, and consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001 and consolidated cash flows for the nine months ended September 30, 2002 and 2001.

2. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the 2001 Annual Report contained in the Registrant’s report on Form 10-K.

4. The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5. Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $4,501,000 at September 30, 2002, $3,076,000 at September 30, 2001, and $2,997,000 at December 31, 2001. (See Management’s Discussion and Analysis of financial condition and results of operations).

6. Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

--------------------------------------------------------------------------------------------------------
                                               Third Quarter                     Year to Date
--------------------------------------------------------------------------------------------------------
                                                  2002            2001             2002            2001
                                                  ----            ----             ----            ----
--------------------------------------------------------------------------------------------------------
Net income                                  $1,537,321      $1,310,245       $4,702,004      $3,833,709
--------------------------------------------------------------------------------------------------------

Shares outstanding (basic)                   3,156,551       3,144,922        3,151,208       3,139,488
--------------------------------------------------------------------------------------------------------
Dilutive shares                                      0               0                0               0
--------------------------------------------------------------------------------------------------------
   Shares outstanding (diluted)              3,156,551       3,144,922        3,151,208       3,139,488
--------------------------------------------------------------------------------------------------------
Earnings per share:
--------------------------------------------------------------------------------------------------------
   Basic EPS                                      $.49            $.42            $1.49           $1.22
--------------------------------------------------------------------------------------------------------
   Diluted EPS                                    $.49            $.42            $1.49           $1.22
--------------------------------------------------------------------------------------------------------

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months and nine months ended September 30, 2002 and 2001, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                     Third Quarter                  Year-to-Date
except per share data)                    2002         2001                2002      2001
                                          ----         ----                ----      ----

Net income                               $1,537       $1,310              $4,702    $3,834
Net Income per Share                     $  .49        $ .42               $1.49     $1.22

Net income for the three months ended September 30, 2002 increased approximately $227,000 (17%) from that reported for the same period last year. Earnings increased in the third quarter of 2002 because net interest income increased $418,000 (10%) and non-interest income increased $172,000 (23%). These favorable results were partly offset by increases in the provision for loan losses of $35,000 (12%), in non-interest expense of $206,000 (8%), and in federal tax expense of $122,000 (23%).

Net income for the first nine months of the year increased $868,000 (22%) compared to the same period last year. Contributing to 2002 earnings were an increase of $1,108,000 (9%) in net interest income, a decrease of $565,000 (64%) in the provision for loan losses, and a $291,000 (13%) increase in non-interest income. Partially offsetting these favorable results were increases of $624,000 (8%) in non-interest expense, and $472,000 (30%) in the provision for federal income tax.

Net Interest Income                      Third Quarter                       Year-to-Date
-------------------
(in thousands)                        2002         2001                    2002        2001
                                      ----         ----                    ----        ----
Interest Income                      $6,434       $6,777                 $19,350     $20,540
Interest Expense                      1,984        2,745                   6,143       8,441
                                     ------        -----                   -----       -----
Net Interest Income                 $ 4,450       $4,032                 $13,207     $12,099

The following table illustrates some of the significant factors contributing to the increase in net interest income for the three and nine month periods.

                                                              TABLE 1
                                              INTEREST YIELDS AND COSTS (in thousands)
                                                    September 30, 2002 and 2001

                                            ---------------Third Quarter Averages----------------
                                                 2002                                 2001
                                                 ----                                 ----
                                  Average                              Average
                                  Balance     Interest      Rate       Balance     Interest       Rate
                                  -------     --------      ----       -------     --------       ----
Assets:
Short term investments            $ 5,559       $ 50.4     3.55%       $20,983      $ 191.4      3.57%
Securities:  Taxable               33,684        381.1     4.53%        25,643        373.3      5.87%
             Tax-exempt(1)         16,776        289.2     6.89%        18,236        308.4      6.69%
Loans(2)(3)                       316,032      5,838.4     7.23%       273,705      6,027.0      8.62%
                                  -------      -------                 -------      -------
Total earning assets/total
interest income                   372,051     $6,559.1     6.91%       338,567     $6,900.1      7.99%
                                              --------                             --------
Cash & due from banks              15,113                               13,591
All other assets                   19,081                               16,237
Allowance for loan loss            (5,178)                              (5,784)
                                 --------                              -------
   Total assets                  $401,067                             $362,611
                                 ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts           $150,241      $ 571.3     1.51%     $ 127,071      $ 768.8      2.40%
Time                              133,344                  3.75%       135,790                   5.46%
                                               1,262.0                              1,869.2
Short term borrowings                                      1.87%             0            0
                                   10,216         48.9
FHLB advances                       5,569        102.2     7.18%         5,793        107.0      7.23%
                                    -----        -----                  ------        -----
Total interest bearing
liabilities/total interest
       expense                    299,370    $ 1,984.4     2.63%       268,654     $2,745.0      4.05%
                                             ---------                             --------
Non-interest bearing deposits      62,085                               59,176
All other liabilities               4,215                                3,310
Stockholders' Equity               35,937                               31,471
                                   ------                               ------
Total liabilities and
   shareholders' equity          $401,067                             $362,611
                                 ========                             --------
Interest spread                                            4.28%                                 3.94%
                                                           =====                                 =====
Net interest income-FTE                      $ 4,574.7                            $ 4,155.1
                                             =========                            =========
Net interest margin                                        4.80%                                 4.78%
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
(3)  Interest on loans includes  amortization  of capitalized  origination  fees totaling $165,000 in 2002 and $179,000 in 2001.

                                             ----------------Year to Date Averages-----------------
                                                2002                                 2001
                                                ----                                 ----
                                   Average                               Average
                                   Balance       Interest     Rate       Balance     Interest      Rate
                                   -------       --------     ----       -------  -- --------      ----
Assets:
Short term investments             $ 8,445       $  178.5    2.79%      $ 20,577      $ 660.4     4.23%
Securities:  Taxable                36,805        1,300.9    4.71%        20,380        913.1     5.97%
             Tax-exempt(1)                          895.3    6.93%                                6.74%
                                    17,229                                18,516        935.9
Loans(2)(3)                        306,544       17,356.5    7.49%       267,539     18,406.1     9.10%
                                   -------       --------                -------     --------
Total earning assets/total
interest income                    369,023     $ 19,731.2    7.08%       327,012    $20,915.5     8.46%
                                               ----------                           ---------
Cash & due from banks               14,483                                13,164
All other assets                    17,954                               15,239
Allowance for loan loss             (5,422)                              (5,529)
                                    -------                              -------
   Total assets                   $396,038                              $349,886
                                  ========                              ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts            $150,735      $ 1,701.5    1.51%      $124,502    $ 2,433.3     2.61%
Time                               130,728        3,975.2    4.07%       129,863      5,688.1     5.86%
Short term borrowings               10,722          159.3    1.99%             0            0
FHLB advances                        5,581          307.1    7.26%         5,804        320.0     7.27%
                                     -----          -----                -------       ------
Total interest bearing
liabilities/total interest
    expense                        297,766      $ 6,143.1    2.76%       260,169     $8,441.4     4.34%
                                                ---------                            --------
Non-interest bearing deposits       59,826                                55,574
All other liabilities                3,680                                 3,459
Stockholders' Equity                34,766                                30,684
                                    ------                                ------
Total liabilities and
  shareholders' equity            $396,038                             $ 349,886
                                  ========                             =========
Interest spread                                              4.32%                                4.12%
                                                             =====                                =====
Net interest income-FTE                         $13,588.1                           $12,474.1
                                                =========                           =========
Net interest margin                                          4.85%                                5.01%
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
(3)  Interest on loans includes  amortization  of capitalized  origination  fees totaling $574,000 in 2002 and $572,000 in 2001.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased approximately $341,000 in the third quarter of 2002 compared to that of 2001. Although average earning assets increased $33,500,000 (10%), interest yields declined 108 basis points in the time period. The decrease in interest yield is primarily due to the average prime lending rate declining 181 basis points during the third quarter 2002 compared to the same period in the prior year. Loan interest decreased $189,000 as the rate earned on loans decreased 139 basis points although the average loan balances increased approximately $42,300,000 (15%). In the third quarter, tax equivalent income on short and long term investments decreased approximately $152,000 because the average balances decreased approximately $8,800,000 and the rate earned decreased 22 basis points. The decline in investment balances was the result of loan demand outpacing deposit growth.

For the nine months of the year, tax equivalent interest income decreased $1,184,000. Loan interest income decreased approximately $1,050,000 because yields declined 161 basis points, although average balances were up $39,000,000 (15%). The growth in the loan portfolio was primarily in commercial loans which increased $36,400,000 (17%) on average, while consumer loans increased $400,000 (1%) and mortgage loans increased $2,300,000 (9%).

For the first three quarters of the year, income on short and long term investments decreased $135,000 from that earned the prior year due to a decrease of 55 basis points in yields although average balances increased $3,000,000 (5%). The growth in average investments occurred in the first quarter when deposit growth surpassed loan growth.

Interest Bearing Liabilities/Interest Expense
In the third quarter of 2002, interest expense decreased $761,000 due to a decrease of 142 basis points on interest paid although average balances increased $30,700,000 (11%). The makeup of interest bearing funds has seen some noticeable changes this year. Savings and NOW interest expense decreased $198,000 because rates decreased 89 basis points although balances increased $23,200,000 (18%). Interest on time deposits decreased $607,000 in the third quarter of 2002 from the prior year. Balances decreased $2,400,000 (2%) and the rate paid decreased 171 basis points compared to that of 2001. The Bank prices its products competitively in Livingston County however there has been an apparent reluctance of depositors to use time deposits. Although there was no short term borrowing costs in the third quarter of 2001, the Bank incurred $48,900 in such expense in the same period in 2002.

In the first three quarters of the year, interest expense was $2,300,000 less than the previous year due the average rate decreasing 158 basis points although the average balances of interest bearing liabilities increased $37,600,000 (14%). Savings and NOW interest expense decreased $732,000 because the interest rate decreased 110 basis points although balances increased $26,200,000 (21%). Interest on time deposits decreased $1,713,000 because the rate decreased 179 basis points although the balance increased $900,000 (.7%).

To meet the borrowing needs of its customers, management has increased reliance on third-party funding sources as they have provided a favorable rate over other funding strategies. Included in the average balance for short term borrowings were Fed Funds purchased, Federal Home Loan Bank of Indianapolis (FHLBI) short term borrowings, and repurchase agreements. Included in FHLBI advances are two loans, entered into in 2000. One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank’s rate sensitivity position. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings, as necessary.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. With the availability of lines of credit from the Federal Home Loan Bank, the way liquidity is viewed and the ratios to calculate it have changed recently. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0). Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of September 30, 2002, the Bank had excess core basic liquidity of ..4% of assets. Included in the calculation is a contingency reserve covering $22,000,000 (10%) of DDA, NOW and savings accounts if they unexpectedly left the Bank. In the second quarter, the Bank issued $4,037,000 in brokered certificates through a dealer to help fund loan growth. Included in the issuance were $2,000,000 in three month certificates which matured in the third quarter and $2,037,000 in six month certificates that will mature in the fourth quarter.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates” (over $100,000), which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors. As of September 30, 2002, the Bank had Large Certificates totaling approximately $34,800,000 compared to $44,600,000 at December 31, 2001.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a line of credit of approximately $28,000,000 available at the FHLBI. As of September 30, 2002 approximately $10,000,000 of the line had been used for overnight borrowings and for long term advances, previously described. The Bank has pledged certain loans, secured by mortgages, as collateral for this borrowing. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

Interest Rate Risk
Interest rate risk is also monitored by ALCO. Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while, at the same time, maximizing income. Tools used by management include the standard gap report which lays out the repricing schedule for various asset and liability categories and an interest rate shock report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank has not entered into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised.

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

Interest Rate Sensitivity as of September 30, 2002
-------------------------
(dollars in thousands)                        0-3          4-12          1-5           5+
                                             Months       Months        Years        Years       Total
                                             ------       ------        -----        -----       -----
Assets:
 Loans..................................    $135,819     $43,076     $136,224     $ 4,485     $319,604
 Securities.............................         392       1,244       37,833       7,359       46,828
 Brokered CDs...........................       1,552       1,358        2,522                    5,432
 Short term investments.................       2,149                                             2,149
                                               -----     -------     --------     -------        -----
      Total assets......................    $139,912     $45,678     $176,579     $11,844     $374,013
Liabilities & Stockholders' Equity:
 Savings & NOW..........................     $72,317                              $84,141     $156,458
 Time...................................      34,070      36,157       60,404       1,334      131,965
   Other borrowings.....................       4,000         242        4,175       1,152        9,569
                                               -----         ---        -----       -----        -----
      Total liabilities and equity......    $110,387     $36,399      $64,579     $86,627     $297,992

Rate sensitivity gap and ratios:
 Gap for period.........................     $29,525       9,279     $112,000    $(74,783)
 Cumulative gap.........................      29,525      38,804      150,804      76,021
 Cumulative rate sensitive ratio........        1.27        1.26         1.71        1.26
Dec. 31, 2001 rate sensitive ratio.......       1.01         .87         1.63        1.24

The preceding table sets forth the time periods in which earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. On the asset side, management is using new software in the third quarter which is able to better allocate repricing of prime related loans. On the liability side, the entire balance of savings, MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits and are not considered rate sensitive. Allocations are made to time periods based on the Bank’s historical experience and management’s analysis of industry trends.

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is 26% asset sensitive as of September 30, 2002. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the negative impact of interest rate movement.

Provision for Loan Losses           Third Quarter                            Year-to-Date
-------------------------
(in thousands)                    2002         2001                          2002       2001
                                  ----         ----                          ----       ----

         Total                    $325         $290                         $325        $890
                                  ====         ====                         ====        ====

The provision for loan losses increased $35,000 in the third quarter of 2002 compared to the prior year. Year to date the provision has decreased $565,000. Each quarter management reviews all loans graded “substandard” and below and analyzes all other loans grouped by type to determine an appropriate level for the loan loss reserve balance, booking a provision as required.

As of September 30, 2002, the allowance for loan loss as a percent of loans was 1.70%, compared to 2.11% a year earlier and 1.97% at December 31, 2001. For the first nine months of 2002, the Bank had net charge offs of $589,000, compared to $246,000 in the first nine months of 2001. Non-accrual, past due 90 days, and renegotiated loans were 1.41% and 1.09% of total loans outstanding at September 30, 2002 and 2001, respectively, and 1.04% of total loans at December 31, 2001.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $9,000,000 at September 30, 2002, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $4,700,000 of commercial loans separately identified as impaired. Impaired loans totaled $8,700,000 at December 31, 2001 and $8,500,000 at September 30, 2001. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will be uncollectable on a timely basis.

Of the loans currently impaired, one third of the balance is made up of two large loans. One loan, for $2,100,000, is secured by commercial real estate but the business is not presently generating adequate cash flow to cover debt service. The other loan, for $1,000,000, was made to purchase office buildings which are not fully leased and cash flow from the leases has not been sufficient to cover debt service. Both loans are secured with first mortgages on commercial real estate and the real estate is being actively marketed. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

Management assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, and the level of nonperforming loans and other loans that have been identified as impaired. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Management continues to refine its techniques in this analysis. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,500,000 at September 30, 2002, compared to specific reserves of $3,000,000 at September 30, 2001. The reduction in specific reserves was due to a refinement in the methodology of allocating loan loss reserve to specific credits.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off. The following table describes nonperforming assets at September 30, 2002 compared to December 31, 2001.

Nonperforming Assets
---------------------
(in thousands)                                                September 30, 2002     December 31, 2001
                                                              ------------------     -----------------
Non-accrual loans                                                $3,293                    $2,636
90 days or more past due and still accruing                       1,208                       361
                                                                 ------                       ---
         Total nonperforming loans                                4,501                     2,997
Other real estate                                                 1,113                         0
                                                                 ------                    ------
         Total nonperforming assets                              $5,614                   $ 2,997

Nonperforming loans as a percent of total loans                   1.41%                     1.05%
Loan loss reserve as a percent of nonperforming loans              120%                      189%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 2002 and 2001.

                                                                       Year to date         Year to date
Loans:   (dollars in thousands)                                       Sept. 30, 2002       Sept. 30, 2001
                                                                      --------------       --------------
   Average daily balance of loans for the year to date                    306,544               267,539
   Amount of loans, net of unearned income, outstanding at
     end of the quarter                                                   318,721               276,128
   Allowance for loan losses:
   Balance at beginning of year                                             5,668                 5,193
   Loans charged off:
      Real estate                                                               0                     0
      Commercial                                                              598                   159
      Consumer                                                                 87                   168
                                                                               --                   ---
         Total charge-offs                                                    685                   327

   Recoveries of loans previously charged off:
      Real estate                                                               0                     0
      Commercial                                                               32                    47
      Consumer                                                                 64                    34
                                                                               --                    --
         Total recoveries                                                      96                    81

Net loans charged off                                                         589                   246
Additions to allowance charged to operations                                  325                   890
                                                                             ----                   ---
         Balance at end of quarter                                         $5,404                $5,837

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                        .26%                 .12%
   Allowance for loan losses to loans outstanding                           1.70%                 2.11%

Non-interest Income                         Third Quarter                            Year-to-Date
-------------------
(in thousands)                            2002          2001                        2002          2001
                                          ----          ----                        ----          ----

Total                                     $925          $753                      $2,572       $2,281
                                          ====          ====                      ======       ======

Non-interest income, which includes service charges on deposit accounts, loan fees, customer service fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $172,000 (23%) in the third quarter of 2002 compared to the same period in the previous year. Most of the increase came from service charges collected which increased $83,000 (13%) compared to the same period last year. The increase is the result of increases in the rate charged for certain fees as well as increased volume of business. Gains from the sale of mortgages increased $54,000 (129%), primarily due to increased volume of loans sold. For the quarter, residential mortgage loans totaling $4,900,000 were sold, a 115% increase over the prior year. Gains on sales of securities amounted to $32,000 this year. There were no securities sales last year. Trust fees increased $3,000 (7%) the result of increased volume. Other income decreased marginally.

For the year, non-interest income increased $291,000 (13%). The increase was primarily due to a $189,000 (10%) increase in service charge income as discussed above. Additionally, non-interest income increased due to a $105,000 (71%) increase in gains on the sale of loans. The Bank sold $14,700,000 in residential mortgage loans to the Federal Home Loan Mortgage Corporation (FHLMC) this year, an increase of 65% over last year, as the low interest rate environment prompted many customers to refinance their homes. Trust fees increased $21,000 (16%) the result of increased business. The Bank had investment securities gains of $39,000 in 2002. No securities were sold in 2001. Partially offsetting these increases was a decline in other income of $62,000. Other income in 2001 included $58,000 in non-recurring gains due to the sale of property.

Non-interest Expense                 Third Quarter                          Year-to-Date
--------------------
(in thousands)                   2002         2001                       2002         2001
                                 ----         ----                       ----         ----

Total                           $2,850       $2,644                    $8,697       $8,073
                                ======       ======                    ======       ======

Non-interest expense increased $206,000 (8%) in the third quarter of 2002 compared to the same period in the prior year. There was an increase in salaries and benefits expense of $113,000 (8%) primarily due to a $55,000 (5%) increase in salaries and a $61,500 (27%) increase in the profit share accrual. The salary increase was the result of normal salary increases and some increased staffing for the new branch and the trust department. The incentive compensation accrual increased due to the higher salary base and an anticipated higher payout based on improved Return on Assets (ROA). Occupancy expense increased $39,000 (20%) the result of costs associated with the new branch in Genoa Township which opened in the second quarter of this year. Equipment expense increased marginally primarily due to costs associated with the new branch. Other non-interest expense increased $104,000 (22%) in the third quarter of the current year. Other expense is made up of many line items. Those items with the most significant increases are an $18,000 increase in legal fees primarily due to increased costs related to collecting loans and corporate matters, a $28,000 increase in computer service fees where costs have been incurred associated with a conversion for the Bank’s ATM provider, and a $57,000 increase in miscellaneous fees due to a $60,000 credit in the third quarter of 2001 reflecting the recovery of a previous write off.

For the first three quarters of the year, non-interest expense increased $624,000 (8%) compared to the prior year. There was a $407,000 (9%) increase in salaries and benefits, primarily due to a $233,000 (8%) increase in salary expense and a $211,000 (31%) increase in incentive compensation accruals both of which are consistent with changes mentioned above for the quarter. Occupancy expense also increased, approximately $73,000 (12%), again primarily due to costs associated with the new branch. Equipment expense is up marginally. Printing and supplies expense has increased $42,000 (22%) primarily due to costs associated with supplying the new branch and to reprinting of many forms for the image system the Bank put into service in the third quarter. Advertising increased $40,000 (22%) primarily due to promotions related to the new branch, the Brighton market, and deposit products. Other expense increased $154,000 (10%). Making up this increase were increases in legal fees of $38,000, network fees of $54,000, computer service fees of $40,000, and directors fees of $73,000. Legal fees and computer service fees were mentioned above. Network fees were up primarily due to increased usage of ATMs and debit cards. The Bank has also had a $33,000 increase in fee income to help offset these costs. Directors fees increased primarily due to the payout of a profit share payment in the second quarter which had been approved by the shareholders at the annual meeting in April.

Income Tax Expense                    Third Quarter                          Year-to-Date
------------------
(in thousands)                     2002         2001                        2002        2001
                                   ----         ----                        ----        ----
         Total                     $662         $540                      $2,055      $1,584
                                   ====         ====                      ======      ======

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                      September 30, 2002         December 31, 2001
-------                                     ------------------         -----------------

Stockholders' Equity*                            $35,796                     $32,377
Ratio of Equity to Total Assets                    8.85%                       8.24%

*Amounts exclude securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $625,000 at September 30, 2002 and $27,000 at December 31, 2001.

A financial institution’s capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders’ equity, excluding the securities valuation adjustment, increased $3,419,000 (11%) during the first nine months of the year. This increase was principally the result of net income earned by the company reduced by dividends paid of $1,442,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at September 30, 2002 was 9.81%, and total risk-based capital was 11.07%. At September 30, 2001 these ratios were 9.77% and 11.02% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total average assets which is called the leverage ratio. The Bank’s leverage ratio was 8.53% at September 30, 2002 and 8.11% in 2001. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 2 percentage points above the 3% minimum to be classified as a well capitalized institution.

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

The Company opened a new branch on the east side of Howell in April 2002 and purchased a building for back office functions in May 2002. The Company also owns a building site in Hamburg valued at $330,000. Construction has begun on the Hamburg branch with an estimated completion date in the second quarter of 2003. Refurbishing has begun on the building acquired for back office space. It is expected to be ready for occupancy in the first quarter of 2003. All of the building projects are expected to be financed from internally generated funds.

Critical Accounting Policies
The Company maintains critical accounting policies for the allowance for loan losses and the classification and evaluation of securities. Refer to notes 1c and 1e of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2001.

Accounting Standards
On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 141, all business combinations initiated after June 30, 2001, must be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but instead must be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001. Adoption of these Statements did not have an impact on the Bank's results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 was effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of this Statement did not have an impact on the Bank’s results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. Adoption of this Statement is not expected to have a significant impact on the Bank's results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between Statement No. 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3 the liability was recognized at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities (including restructuring) that are initiated after December 31, 2002, with early adoption encouraged. Adoption of this Statement is not expected to have a significant impact on the Bank’s results of operations.

In October 2002 the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, Business Combinations. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institutions that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisition of Banking or Thrift Institutions, which was adopted in February 1983 to address financial institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The adoption of this Statement will not have a material effect on the Bank's results of operations.

On March 13, 2002, the FASB Derivatives Implementation Group (DIG) approved for issuance DIG issue C13, When a Loan Commitment is Included in the Scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. DIG Issue C13 requires that loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale under SFAS No. 65, Accounting for Certain Mortgage Banking Activities, be accounted for as derivatives under SFAS No. 133; loan commitments that relate to the origination or acquisition of mortgage loans that will be held for investment will continue to be accounted for under Statement No. 65, and commitments that related to the origination of non-mortgage loans will continue to be accounted for under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. DIG Issue C13 is effective the first day of the first fiscal quarter beginning after April 10, 2002. If an entity had not accounted for a contract as a derivative in its entirety but is required to do so, the entity shall account for the effects of initially complying with the implementation guidance in this Issue prospectively for all existing contracts as of the effective date of this Issue and for all future transactions. Adoption of this Statement did not have a significant impact on the Bank’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the market risk faced by the Company since December 31, 2001 other than previously discussed.

Item 4 Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. With the participation of management, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13 - 14 and 15d – 14) as of a date within ninety days of this filing (the “Evaluation Date”), have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others in connection with the Company’s filing of its third quarter report on Form 10-Q.
(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls that required corrective action.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

      99.1 Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

      99.2 Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Reports on Form 8-K:
      There were no reports on Form 8-K filed during the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Barbara D. Martin Barbara D. Martin President and Chief Executive Officer /s/ Barbara J. Nelson Barbara J. Nelson Treasurer DATE: November 12, 2002

CERTIFICATIONS

I, Barbara D. Martin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FNBH Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Barbara D. Martin
Barbara D. Martin
Chief Executive Officer

I, Barbara J. Nelson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FNBH Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Barbara J. Nelson
Barbara J. Nelson
Chief Financial Officer

EXHIBIT 99.1

Certificate of the
Chief Executive Officer of
FNBH BANCORP, INC.

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

      I, Barbara D. Martin, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

      (1) The quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

      (2) The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: November 12, 2002	FNBH BANCORP, INC. By: /s/ Barbara D. Martin Barbara D. Martin Its: Chief Executive Officer

EXHIBIT 99.2

Certificate of the
Chief FINANCIAL Officer of
FNBH BANCORP, INC.

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

      I, Barbara J. Nelson, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

      (1) The quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

      (2) The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: November 12, 2002	FNBH BANCORP, INC. By: /s/ Barbara J. Nelson Barbara J. Nelson Its: Chief Financial Officer