Form 10-K
period 2002-12-31
FNBH BANCORP INC
filed 2003-03-24
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-25752

FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2869722 (IRS Employer Identification No.)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes      No X
The aggregate market value of common stock held by nonaffiliates as of June 30, 2002, was $64,704,396.
As of December 31, 2002 there were outstanding 3,157,798 shares of the Company’s common stock (no par value).

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement and appendix dated March 13, 2003 for the Annual Meeting of Shareholders to be held April 15, 2003 are incorporated by reference into Parts I, II and III of this report.

PART I

        Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the times such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, factors set forth below in this Report generally, and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

Item 1 — Business

        FNBH Bancorp, Inc. (the Company), a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the “Bank”). The Company was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective May, 1989. The Company’s internet address is www.fnbsite.com.

        The Bank was originally organized in 1934 as a national banking association. As of March 1, 2003, the Bank had approximately 136 full-time and part-time employees. None of the Bank’s employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily four communities, Howell, Brighton, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

        On November 26, 1997 H.B. Realty Co., a subsidiary of the Company, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

        The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler’s checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $27,700,000, of which $22,100,000 is available, and $5,600,000 is funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.

        The Bank’s deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2002, the Bank’s certificates of deposit of $100,000 or more constituted approximately 12% of total deposit liabilities. The Bank’s deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

        The Company’s cash revenues are derived primarily from dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 79% of total revenues for the period ended December 31, 2002 and for the period ended December 31, 2001. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 9% of total revenues in 2002 and 10% of total revenues in 2001. Revenues were also generated from deposit service charges and other financial service fees.

        The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2002, 30% of outstanding loans were for either commercial or residential construction or development. Fifty-one percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 94%, mature within five years of issuance. Approximately $10,000,000 in loans (or about 3% of the Bank’s total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-eight percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $131,500,000 in certificates, $55,000,000 mature within a year, with the majority of the balance maturing within a five year period.

        Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved under each lending officer’s authority. Loan requests in excess of $400,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for its review and approval.

        As described in more detail below, the Bank’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 2002, was 43% asset sensitive, compared to 13% liability sensitive at December 31, 2001. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 below.

        The Bank sells participations in commercial loans to other financial institutions approved by the Bank, for the purpose of meeting legal lending limit requirements or loan concentration considerations. The Bank regularly sells fixed rate residential mortgages to the Federal Home Loan Mortgage Corporation (Freddie Mac) while retaining servicing on the sold loans. Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.

        The Bank’s investment policy is designed to provide a framework within which the Bank may maximize earnings potential by acquiring assets designed to enhance profitability, absorb excess funds, provide liquidity, maintain a high credit quality, implement interest rate risk measures, provide collateral for pledging, generate a favorable return on investments, and provide tax-exempt income as appropriate. Safety, liquidity, and interest rate risk standards will not be compromised in favor of increased return. When making investment decisions the Bank considers investment type, credit quality (including maximum credit exposure to one obligor at any one time) and maturity of investments. Consideration is also given to each investment’s risk-weight as determined by regulatory Risk-Based Capital Guidelines.

        The portfolio must be coordinated with the overall asset/liability management of the balance sheet. The use of the investment portfolio for market oriented trading activities or speculative purposes is expressly prohibited unless otherwise approved by the Board of Directors. Investments are acquired for which the Bank has both the ability and intent to hold to maturity. Specific limits determine the types, maturities, and amounts of securities the Bank intends to hold. Guidelines on liquidity requirements, as well as an acknowledgement of the Bank’s credit profile and capital position may affect the Bank’s ability to hold securities to maturity. It is not the intention of management to profit from short term securities price movements. Business reasons for securities purchases and sales will be noted at the time of the transaction. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.

Bank Competition

        The Bank has eight offices within the four communities it serves, all of which are located in Livingston County, Michigan. Four of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, its principal competitors are Fifth Third Bank, National City Bank, Republic Bank, and Standard Federal. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally owned financial institution.

Based on deposit information as of June 30, 2002, the Bank holds approximately 22.34% of local deposits, compared to approximately 19.85% held by Fifth Third Bank, approximately 10.36% held by National City, approximately 9.93% held by Republic Bank, and approximately 8.72% held by Standard Federal. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains six branch offices, National City Bank operates seven branch offices, Republic Bank has five branch offices, and Standard Federal has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.

        The financial services industry continues to become increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry and the easing of restrictions on bank and holding company activities have led to increased competition among banks and other financial providers for funds, loans, and a broad array of other financial services. There has been increased competition within the Bank’s market over the past few years as new branches are built to meet the needs of the growing population in the county. Management continues to evaluate the opportunities for the expansion of products and services and is anticipating opening a new branch in Hamburg in the fourth quarter of 2003.

Growth of Company

        The following table sets forth certain information regarding the growth of the Company:

                                                             Balances as of December 31,
                                                                  (in thousands)
                                              2002           2001          2000           1999           1998
                                              ----           ----          ----           ----           ----
Total Assets                              $420,686       $392,978      $348,363       $296,419       $264,894
Loans, Net of Unearned Income              327,117        286,280       255,414        209,952        185,018
Securities                                  44,611         55,989        39,311         50,598         38,646
Noninterest-Bearing Deposits                62,232         62,938        55,253         47,980         47,402
Interest-Bearing Deposits                  311,840        288,731       254,961        221,210        192,155
Total Deposits                             374,072        351,669       310,214        269,190        239,557
Shareholders' Equity                        37,580         32,404        28,887         25,312         23,497

        Through 2001, the Bank operated seven branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, and the sixth is a grocery store branch, located west of downtown Howell. In April of 2002, the Bank opened a new branch on the east side of Howell. As of December 31, 2002, this new branch had approximately $2,500,000 in deposits. In the time period presented, all of the Bank’s branches grew due to general growth in the county.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Office of the Comptroller of the Currency (“OCC”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

        Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

        General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Bank’s capital becomes impaired, the OCC may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under federal law, to sell the shares of the Bank’s stock owned by the Company at public auction and use the proceeds of the sale to restore the Bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA.

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

        The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

        Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company’s revenues are received by it in the form of dividends paid by the Bank. Thus, the Company’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank’s ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by Bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company’s Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

        The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public securities markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

The Bank

        General. The Bank is organized as a national banking association and is, therefore, regulated and supervised by the OCC. The deposit accounts of the Bank are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. Consequently, the Bank is also subject to the provisions of the Federal Deposit Insurance Act. The Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC as its primary federal regulator. The OCC and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

9.

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category, such as the Bank, to .27% of deposits in the highest risk category.

        FICO Assessments. The Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.02% of deposits.

        OCC Assessments. National Banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of supervisory fees paid by a national bank is based upon the bank’s total assets, as reported to the OCC.

        Capital Requirements. The OCC has established the following minimum capital standards for national banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated Bank with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

                                          Total               Tier 1
                                          Risk-Based          Risk-Based
                                          Capital Ratio       Capital Ratio       Leverage Ratio
                                          -------------       -------------       --------------

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
                                                                                  to total assets of 2% or less

        As of December 31, 2002, each of the Bank’s ratios exceeded minimum requirements for the well capitalized category.

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent Bank; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

        Dividends. Under federal law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of undivided net profits then on hand after deducting its losses and bad debts. In addition, the Bank is required by federal law to obtain the prior approval of the OCC for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice.

        Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from Bank with which the Bank maintains a correspondent relationship.

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

        Consumer Protection Laws. The Bank’s businesses include making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

I SELECTED STATISTICAL INFORMATION

(A)   Distribution of Assets, Liabilities, and Shareholders’ Equity:
(B)   Interest Rates and Interest Differential:

        The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2002, 2001, and 2000.

        Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank’s interest margin decreased 11 basis points in 2002 as a result of a decrease of 121 basis points in yield on earning assets, partially offset by a decrease of 141 basis points in the interest cost on deposits. In 2001 the interest margin decreased 65 basis points due to an 85 basis point decrease in yield on earning assets partially offset by a 24 basis point decrease in interest cost.

Yield Analysis of Consolidated Average Assets and Liabilities
(dollars in thousands)

                                                    2002                                2001                                2000
                                                    ----                                ----                                ----
                                       Average                 Yield/      Average                  Yield/     Average                  Yield/
                                       Balance     Interest    Rate        Balance     Interest     Rate       Balance     Interest     Rate
                                       -------     --------    ----        -------     --------     ----       -------     --------     ----
Assets:
Interest earning assets:
Short term investments                $  3,522    $    57.4     1.63%      $19,924       $770.6     3.87%     $  4,278       $271.7     6.35%
Certificates of deposit                  5,424        177.7     3.28%          929         26.9     2.90%
Securities:
   Taxable                              34,869      1,614.7     4.63%       24,075      1,372.0     5.70%       29,283      1,607.9     5.49%
   Tax-exempt                           17,109      1,186.9     6.94%       18,415      1,246.4     6.77%       18,580      1,220.3     6.57%
Loans(1)(2)                            311,060     23,197.8     7.46%      270,776     24,182.3     8.93%      238,697     23,407.8     9.81%
                                      --------    ---------               --------    ---------               --------    ---------
Total earning assets and total
   interest income                     371,984    $26,234.5     7.05%      334,119    $27,598.2     8.26%      290,838    $26,507.7     9.11%
Cash & due from banks                   14,641    ---------                 13,634    ---------                 11,615    ---------
All other assets                        17,723                              15,320                              16,022
Allowance for loan loss                 (5,436)                             (5,614)                             (4,911)
                                         -----                               -----                               -----
   Total assets                       $398,912                            $357,459                            $313,564
                                      ========                            ========                            ========
Liabilities and
   Shareholders' Equity
Interest bearing deposits:
Savings, money market, NOW            $153,651     $2,286.0     1.49%     $128,257     $3,007.8     2.35%     $120,770     $3,434.0     2.84%
Time                                   131,019      5,154.8     3.93%      131,527      7,427.4     5.65%      104,669      6,158.5     5.88%
Short term borrowings                    8,430        167.6     1.99%                                            1,366         91.3     6.67%
FHLB advances                            5,578        408.8     7.23%        5,801        425.9     7.23%        4,893        358.0     7.23%
                                      --------    ---------               --------    ---------               --------    ---------
Total interest bearing
  liabilities and total interest
  expense                              298,678     $8,017.2     2.68%      265,585    $10,861.1     4.09%      231,698    $10,041.8     4.33%
Non-interest bearing deposits           61,223     --------                 57,166    ---------                 51,428    ---------
All other liabilities                    3,925                               3,641                               3,220
Shareholders' Equity                    35,086                              31,067                              27,218
                                        ------                              ------                              ------
Total liabilities and
   shareholders' equity               $398,912                            $357,459                            $313,564
                                      ========                            ========                            ========
Interest spread                                                 4.37%                               4.17%                               4.78%
                                                                =====                               =====                               =====
Net interest income-FTE                           $18,217.3                           $16,737.1                           $16,465.9
                                                  =========                           =========                           =========
Net interest margin                                             4.90%                               5.01%                               5.66%
                                                                =====                               =====                               =====

(1)     Included in average daily loan balances are nonaccruing loans with average balances of $2,322,000 in 2002, $1,612,000 in 2001, and $1,237,000 in 2000.

(2)     Interest on loans includes origination fees totaling $750,000 in 2002, $790,000 in 2001, and $700,000 in 2000.

        (C)   The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                             Year ended                              Year ended
                                 December 31, 2002 compared to Year      December 31, 2001 compared to Year
                                       ended December 31, 2001                ended December 31, 2000
                                       -----------------------                -----------------------

                                    Amount of Increase/(Decrease)          Amount of Increase/(Decrease)
                                           due to change in                       due to change in
                                           ----------------                       ----------------

                                                             Total                                  Total
                                                            Amount                                  Amount
                                                              Of                                      of
                                               Average     Increase/                  Average     Increase/
                                  Volume        Rate      (Decrease)     Volume        Rate       (Decrease)
                                  ------        ----      ----------     ------        ----       ----------
Interest Income:
Short term investments....        $ (634)     $   (79)    $  (713)      $   994      $  (495)      $   499
Certificates of deposit...            130           20         150           27             0           27
Securities:
  Taxable.................            615        (372)         243        (286)            50        (236)
  Tax Exempt..............           (88)           29        (59)         (11)            37           26
Loans.....................          3,597      (4,582)       (985)        3,145       (2,371)          774

  Total interest income...        $ 3,620     $(4,984)    $(1,364)      $ 3,869      $(2,779)      $ 1,090

Interest Expense:
Interest bearing deposits:
  Savings/NOW accounts....        $   595     $(1,317)    $  (722)      $   213      $  (639)      $ (426)
  Time....................           (29)      (2,244)     (2,273)        1,580         (311)        1,269
Short term borrowings.....            168            0         168         (91)             0         (91)
FHLB & other borrowings...           (16)          (1)        (17)           66             1           67

  Total interest expense..        $   718     $(3,562)    $(2,844)      $ 1,768      $  (949)      $   819

Net interest income (FTE)         $ 2,902     $(1,422)    $  1,480      $ 2,101      $(1,830)      $   271

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II INVESTMENT PORTFOLIO

        (A)   The following table sets forth the book value of securities at December 31:

                                                              (in thousands)
                                                        2002              2001             2000
                                                        ----              ----             ----
Held to maturity:
States and political subdivisions                     16,863            17,979           18,887
Mortgage-backed securities                                26                78              577
                                                          --                --              ---
   Total                                            $ 16,889          $ 18,057         $ 19,464
Available for sale:
U.S. Treasury                                       $      0          $  2,019         $ 13,028
U.S. Government agencies                              12,032             9,569            5,986
Corporate securities                                   4,721            12,828                0
Mortgage-backed securities                             9,925            12,683                0
FRB Stock                                                 44                44               44
FHLB Stock                                             1,000               789              789
                                                    --------          --------         --------
   Total                                            $ 27,722          $ 37,932         $ 19,847

        (B)   The following table sets forth contractual maturities of securities at December 31, 2002 and the weighted average yield of such securities:

                                                               (dollars in thousands)
                                                         Maturing After      Maturing After
                                    Maturing Within      One But Within     Five But Within       Maturing After
                                       One Year            Five Years          Ten Years             Ten Years
                                       --------            ----------          ---------             ---------

                                     Amount     Yield     Amount    Yield     Amount    Yield     Amount     Yield
                                     ------     -----     ------    -----     ------    -----     ------     -----
Held to maturity
   States and political
      subdivisions                  $ 1,398     7.32%    $10,148    7.05%     $5,317    6.65%          0
   Mortgage backed securities            26     4.77%          0                   0                   0
                                         --                    -                   -                   -
      Total                         $ 1,424     7.27%    $10,148    7.05%     $5,317    6.65%         $0
                                    =======              =======              ======                  ==

Tax equivalent adjustment
   for calculations of yield            $29                 $211                $110
                                        ===                 ====                ====

Available for sale
   U.S. Agency                        1,548     4.84%    $10,484    4.48%
   Corporate bonds                        0                4,721    4.16%
   Mortgage backed securities           116     5.03%      3,358    4.58%     $1,851    4.56%     $4,600     6.26%
   FRB Stock                                                                                          44     6.00%
   FHLB Stock                                                                                      1,000     5.75%
      Total                         $ 1,664     4.85%    $18,563    4.42%     $1,851    4.56%     $5,644     6.17%
                                    =======              =======              ======              ======

        The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

                                                                                          Rate on Tax
                                  Tax-Exempt Rate              Adjustment              Equivalent Basis
                                  ---------------              ----------              ----------------
Under 1 year                           5.24%                      2.08%                      7.32%
1-5 years                              4.97%                      2.08%                      7.05%
5-10 years                             4.57%                      2.08%                      6.65%

        Additional statistical information concerning the Bank’s securities portfolio is incorporated by reference in Note 3 of the Company’s Consolidated Financial Statements for the year ended December 31, 2002 included in the Appendix to the Company’s definitive proxy statement, dated March 13, 2003, relating to the April 15, 2003, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

III LOAN PORTFOLIO

        (A)   The table below shows loans outstanding at December 31:

                                                                        (in thousands)
                                                       2002        2001         2000        1999         1998
                                                       ----        ----         ----        ----         ----
Secured by real estate:
   Residential first mortgage                      $ 37,202    $ 27,456     $ 31,328    $ 29,904     $ 38,051
   Residential home equity/other junior liens        11,184       8,066        9,999       7,822        9,106
   Construction and land development                 49,516      42,221       35,020      23,375       23,048
   Commercial                                       153,720     118,191      105,041      89,809       68,960
Consumer                                             25,261      22,719       20,700      16,811       16,653
Commercial                                           43,276      59,602       45,239      38,891       26,058
Other                                                 7,801       8,870        8,897       4,043        3,770
                                                     ------      ------       ------      ------       ------
   Total Loans (Gross)                             $327,960    $287,125     $256,224    $210,655     $185,646

        The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company’s Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to assist the Bank in evaluating the adequacy of the allowance for loan losses.

        (B)   The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2002 which, based on remaining scheduled repayments of principal, are in the periods indicated.

                                                                            Maturing
                                                                            --------
                                                                         (in thousands)
                                                                    After one
                                                    Within one     but within     After five
                                                       year        five years        years          Total
                                                       ----        ----------        -----          -----
Real estate construction & land development..          $32,605       $16,911              0       $ 49,516
Real estate other (secured by commercial &
   multi-family).............................           20,776       125,914          7,030        153,720
Commercial (secured by business assets or
   Unsecured)................................           20,822         19,050         3,404         43,276
Other (loans to farmers, political
   Subdivisions, & overdrafts)...............            2,400          1,563         3,838          7,801
                                                       -------       --------       -------       --------
      Totals.................................          $76,603       $163,438       $14,272       $254,313

        Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

                                                                 Interest Sensitivity
                                                                 --------------------
                                                                    (in thousands)
                                                         Fixed Rate                Variable Rate
                                                         ----------                -------------
Due after one but within five years......                 $111,109                    $52,329
Due after five years.....................                    6,709                      7,563

        (C)   Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

                                                              (dollars in thousands)
                                             2002           2001           2000           1999           1998
                                             ----           ----           ----           ----           ----
Nonperforming Loans:
Nonaccrual loans                           $3,288        $ 2,636          $ 608          $ 173         $1,519
Loans past due 90 days or more                809            361            209              4             25
                                              ---            ---            ---              -             --
   Total nonperforming loans               $4,097        $ 2,997          $ 817          $ 177         $1,544
                                           ======        =======          =====          =====         ======
Percent of total loans                      1.25%          1.04%           .32%           .08%           .83%

        Additional information concerning nonperforming loans, the Bank’s nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 4 of the Company’s Consolidated Financial Statements for the year ended December 31, 2002 included in the Appendix to the Company’s definitive proxy statement, dated March 13, 2003, relating to the April 15, 2003, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

        There were no other interest bearing assets, at December 31, 2002, that would be required to be disclosed under Item III(C), if such assets were loans.

        The loan portfolio has no significant concentrations in any one industry. There were no foreign loans outstanding at December 31, 2002.

IV SUMMARY OF LOAN LOSS EXPERIENCE

        (A)   The following table sets forth loan balances and summarizes the changes in the allowance for loan losses, which is the Company’s critical accounting policy, for each of the years ended December 31:

                                                                     (dollars in thousands)
                                                         2002        2001        2000        1999        1998
                                                         ----        ----        ----        ----        ----
Loans:
  Average daily balance of loans for the year...     $311,060    $270,776    $238,697    $198,448    $175,873
  Amount of loans (gross) outstanding at end
    of the year.................................      327,960     287,125     256,224     210,655     185,646
Allowance for loan losses:
   Balance at beginning of year.................        5,668       5,193       4,483       3,958       3,424
   Loans charged off:
      Real estate...............................            0           0           0           0         110
      Commercial................................          598         322         526         322          63
      Consumer..................................          169         195          83         164         129
                                                          ---         ---          --         ---         ---
          Total charge-offs.....................          767         517         609         486         302
   Recoveries of loans previously charged off:
       Real estate..............................            0           0           0          35          96
       Commercial...............................          177          47          79          98          51
       Consumer.................................           91          45          40          38          49
                                                           --          --          --          --          --
           Total recoveries.....................          268          92         119         171         196

Net loans charged off...........................          499         425         490         315         106
Additions to allowance charged to operations....          625         900       1,200         840         640
                                                          ---         ---       -----         ---         ---
           Balance at end of year...............       $5,794      $5,668      $5,193      $4,483      $3,958

Ratios:
   Net loans charged off to average loans
       outstanding                                       .16%        .16%        .21%        .16%        .06%
   Allowance for loan losses to loans
       outstanding                                      1.77%       1.97%       2.03%       2.13%       2.13%

        (B)   The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

                                                     (dollars in thousands)
                             2002              2001              2000              1999              1998
                             ----              ----              ----              ----              ----
                        Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                        ---------------   ---------------   ---------------   ---------------   ---------------
Commercial........       $5,166   89.2%    $2,244   79.1%    $4,725   77.0%    $3,803   77.6%    $3,384   74.1%
Consumer..........          406    7.0%       160   11.3%       315   12.2%       441   11.8%       355   12.5%
Real Estate.......          222    3.8%        26    9.6%       153   10.8%       239   10.6%       219   13.4%
                            ---                                 ---                                 ---
Unallocated.......                          3,238
                                            =====
     Total........       $5,794    100%    $5,668    100%    $5,193    100%    $4,483    100%    $3,958    100%
                         ======    ====    ======    ====    ======    ====    ======    ====    ======    ====

V DEPOSITS

        The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

                                                                 (dollars in thousands)
                                                    2002                    2001                    2000
                                                    ----                    ----                    ----
                                            Average                 Average                 Average
                                            Balance       Rate      Balance       Rate      Balance       Rate
                                            -------       ----      -------       ----      -------       ----
Non-interest bearing demand                $ 61,223                $ 57,166                $ 51,428
Savings, money market and NOW               153,651       1.49%     128,257       2.35%     120,770       2.84%
Time deposits                               131,019       3.93%     131,527       5.65%     104,669       5.88%
                                           --------                --------                --------
      Total                                $345,893       2.61%    $316,950       4.02%    $276,867       4.26%
                                           ========                ========                ========

        The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2002 is incorporated by reference to Note 9 of the Company’s Consolidated Financial Statements for the year ended December 31, 2002 included in the Appendix to the Company’s definitive proxy statement, dated March 13, 2003, relating to the April 15, 2003, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

VI RETURN ON EQUITY AND ASSETS

        The ratio of net income to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                              2002           2001          2000           1999           1998
                                              ----           ----          ----           ----           ----
Net income as a percent of:
   Average common equity                    17.97%         16.80%        18.76%         15.05%         17.83%
   Average total assets                      1.58%          1.46%         1.63%          1.33%          1.63%

        Additional performance ratios are set forth in “Selected Financial Data” included in the Appendix to the Company’s definitive proxy statement, dated March 13, 2003, relating to the April 15, 2003, Annual Meeting of Shareholders and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Appendix to the Company’s definitive proxy statement, dated March 13, 2003, relating to the April 15, 2003, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

VII SHORT-TERM BORROWING

        The information required in this item is not applicable for this Company.

Item 2 — Properties

        The Bank operates from eight facilities, located in four communities, in Livingston County, Michigan. The executive offices of the Company are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains three branches in Howell at 5990 East Grand River, 4299 East Grand River, and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan, 8080 Challis Road, Brighton Michigan, 760 South Grand Avenue, Fowlerville, Michigan, and 10700 Highland Road, Hartland, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for fifteen years, expiring September 2007. The average lease payment over the remaining life of the lease is $3,888 monthly.

Item 3 — Legal Proceedings

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

Item 4 — Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Additional Item — Executive Officers

        Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

        The following table sets forth certain information with respect to the Company’s executive officers as of December 31, 2002:

                                                                             First Selected as an Officer
             Name (Age)                     Position with Company                   of the Company
             ----------                     ---------------------                   --------------
Barbara D. Martin (56)                President,     Chief     Executive                 1983
                                      Officer,   and   Director  of  the
                                      Company and the Bank
Barbara J. Nelson (55)                Secretary/Treasurer     of     the                 1985
                                      Company     and    Senior     Vice
                                      President,   Cashier,   and  Chief
                                      Financial Officer of the Bank
Herbert W. Bursch (50)                Senior  Vice   President,   Retail                 1999
                                      Services, of the Bank
Nancy Morgan (52)                     Senior   Vice   President,   Human                 1988
                                      Resources of the Bank
Janice Trouba (41)                    Senior  Vice  President,   Finance                 2002
                                      and Accounting, of the Bank
James Wibby (52)                      Senior  Vice   President,   Senior                 1997
                                      Lender, of the Bank

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

        There is not an established trading market for the Company’s Common Stock. Information regarding its market price can be obtained on the internet at nasdaq.com, symbol FNHM. There is one market maker for the stock. There are occasional direct sales by shareholders of which the Company’s management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company’s Common Stock has sold at a premium to book value. From January 1, 2001, through December 31, 2002, there were, so far as the Company’s management knows, a total of 293,732 shares of the Company’s Common Stock sold. The price was reported to management in some of these transactions; however there may have been other transactions involving the Company stock at prices not reported to management. During 2002, the highest and lowest prices known to management involving sales of more than 200 shares were $25.00 and $19.25 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on February 21, 2003 at a price of $23.75 per share.

        As of March 1, 2003, there were approximately 940 holders of record of the Company’s Stock. The following table sets forth the range of high and low sales prices of the Company’s Common Stock during 2001 and 2002, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

        Sales price, for sales involving more than 200 shares, and dividend information for the years 2001 and 2002:

                                                Sales Prices                      Cash Dividends Declared
                                                ------------                      -----------------------
            2001                        High                    Low
            ----                        ----                    ---
First Quarter                          $21.00                  $21.00                      $0.10
Second Quarter                         $22.50                  $21.00                      $0.10
Third Quarter                          $22.50                  $22.50                      $0.10
Fourth Quarter                         $22.50                  $20.00                      $0.30(1)

            2002                        High                    Low
            ----                        ----                    ---
First Quarter                          $22.50                  $21.50                      $0.13
Second Quarter                         $21.50                  $19.25                      $0.16
Third Quarter                          $23.00                  $21.25                      $0.17
Fourth Quarter                         $25.00                  $22.49                      $0.17

(1)     Includes a special dividend of $0.20 per share.

        The holders of the Company’s Common Stock are entitled to dividends when, as, and if declared by the Board of Directors of the Company out of funds legally available for that purpose. Dividends have been paid on a quarterly basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Company and the Bank, along with other relevant factors. The Company’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Company and Bank to pay dividends is subject to statutory and regulatory restrictions and requirements.

Item 6 – Selected Financial Data

        The information set forth under the caption “Summary Financial Data” on page 44 of Appendix II to the Company’s definitive proxy statement, as filed with the Commission and dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 32 through 45 of Appendix II to the Company’s definitive proxy statement, as filed with the Commission and dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7a – Quantitative and Qualititative Disclosures about Market Risk

        Included in Management’s Discussion and Analysis

Item 8 – Financial Statements and Supplementary Data

        The following consolidated financial statements and supplementary data of the Company appear on pages 1 through 31 of Appendix II to the Company’s definitive Proxy Statement, dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Stockholders’ Equity and Comprehensive Income
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statement
        Independent Auditors’ Report
        Quarterly financial data relating to results of operations for the years ended December 31, 2002 and 2001 are reported on page 4 of Appendix II.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10 – Directors and Executive Officers of the Registrant

Directors

        The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Election of Directors” on pages 2 and 3 of the Company’s definitive proxy statement, as filed with the Commission and dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

        The information called for by this item is contained in Part I of this Form 10-K Report.

Item 11 – Executive Compensation

        The information set forth under the caption “Summary Compensation Table” on pages 6 and 7 of the Company’s definitive proxy statement, as filed with the Commission and dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” on page 7 and “Shareholder Return Performance Graph” on page 9 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption “Ownership of Common Stock” on pages 8 and 9 of the Company’s definitive proxy statement, as filed with the Commission and dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

        The Company maintains a Long-Term Incentive Plan under which common stock of the Company is authorized for issuance to employees. As of December 31, 2002, the Company has not granted any options, warrants or rights to acquire common stock under the Plan. As of that date, the number of securities remaining available for issuance as equity-based compensation is 182,173 shares.

Item 13 – Certain Relationships and Related Transactions

        The information set forth under the caption “Certain Transactions with Management” on page 8 of the Company’s definitive proxy statement, as filed with the Commission and dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14 –Controls and Procedures

        With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on January 30, 2003 (the “Evaluation Date”), have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2002.

        There were no significant changes to the Company’s internal controls or other factors that could significantly affect the Company’s disclosure controls subsequent to the Evaluation Date through the date of filing of this Form 10-K for the annual period ended December 31, 2002, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls that would require corrective action.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)	1.	Financial Statements
All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix III to the Registrant's Definitive Proxy Statement, dated March 13, 2003, relating to the April 15, 2003 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

	2.	Financial Statement Schedules Not applicable.
	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.
(b)		Reports on Form 8-K No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 13, 2003.

FNBH BANCORP, INC.
/s/ Barbara D. Martin	Barbara D. Martin, President & Chief Executive Officer (Principal Executive Officer)
/s/ Barbara J. Nelson	Barbara J. Nelson, Secretary/Treasurer & CFO (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who’s signature appears below, hereby appoints Barbara D. Martin and Janice B. Trouba, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Rickard Scofield, Chairman of the Board	/s/ Rickard Scofield
Donald K. Burkel, Vice Chairman of the Board	/s/ Donald K. Burkel
Athena Bacalis, Director	/s/ Athena Bacalis
Gary R. Boss, Director	/s/ Gary R. Boss
Harry E. Griffith, Director	/s/ Harry E. Griffith
Richard F. Hopper, Director	/s/ Richard F. Hopper
Dona Scott Laskey, Director	/s/ Dona Scott Laskey
Barbara D. Martin, Director	/s/ Barbara D. Martin
James R. McAuliffe, Director
Randolph E. Rudisill, Director	/s/ Randolph E. Rudisill
R. Michael Yost, Director	/s/ R. Michael Yost

CERTIFICATIONS

I, Barbara D. Martin, certify that:

1.	I have reviewed this annual report on Form 10-K of FNBH Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of January 30, 2003 (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Barbara D. Martin Barbara D. Martin Chief Executive Officer

I, Barbara J. Nelson, certify that:

1.	I have reviewed this annual report on Form 10-K of FNBH Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of January 30, 2003 (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Barbara J. Nelson Barbara J. Nelson Chief Financial Officer

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number		Page
(13)	Pages 1-45 of Appendix II to the Company’s Proxy Statement, dated March 13, 2003, for the Annual Meeting of Shareholders to be held April 15, 2003 representing that portion of the Appendix incorporated by reference in this report. This Appendix was filed with the Commission as part of the Company’s Proxy Statement and was delivered to Company shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended..................................................................................................................................................................

(21)	Subsidiaries of the Registrant..................................................................................................................................	31
(24)	Power of Attorney (included in signature section)
(99.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)...............................................................................................................................................	32
(99.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)...............................................................................................................................................	33

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number		Original Filing Form and Date
3.1	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 ("Form 10")

3.2	Amendment to the Company's Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

3.3	Bylaws of the Registrant	Exhibit 3.2 of Form 10

4	Form of Registrant's Stock Certificate	Exhibit 4 of Form 10

Material Contracts:

10.1	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

10.2	Company's Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

10.3	FNBH Bancorp Inc. Employees' Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8 (Reg. No. 333-46244)

10.3	Amended and Restated Compensation Plan for Nonemployee Directors*	Appendix II of Proxy Statement dated March 15, 2002

*Represents a compensation plan

EXHIBIT 13

EXHIBIT 21

SUBSIDIARIES

Name	Jurisdiction of Incorporation
First National Bank in Howell ....................................................	Michigan

H.B. Realty Co ...........................................................................	Michigan

EXHIBIT 99.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara D. Martin, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

       (1)        The annual report on Form 10-K for the period ended December 31, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

       (2)        The information contained in this annual report on Form 10-K for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: March 13, 2003	By:	/s/ Barbara D. Martin Barbara D. Martin
	Its:	Chief Executive Officer

EXHIBIT 99.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara J. Nelson, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

       (1)        The annual report on Form 10-K for the annual period ended December 31, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

       (2)        The information contained in this annual report on Form 10-K for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: March 13, 2003	By:	/s/ Barbara J. Nelson Barbara J. Nelson
	Its:	Chief Financial Officer