Form 10-Q
period 2003-03-31
FNBH BANCORP INC
filed 2003-05-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,160,854 shares of the Company’s Common Stock (no par value) were outstanding as of May 8, 2003.

INDEX

		Page Number
Part I.	Financial Information (unaudited):
Item 1.
Interim Financial Statements:
Consolidated Balance Sheets as of March 31, 2003 and Dec. 31, 2002.....................................
Consolidated Statements of Income, three months ended
March 31, 2003 and 2002...........................................................................................................
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for three months ended March 31, 2003 and 2002........................................................
Consolidated Statements of Cash Flows for three months ended
March 31, 2003 and 2002...........................................................................................................
Notes to Interim Consolidated Financial Statements..................................................................
		4 5 6 7 8
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................................................................	9
	Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................................	20
Part II.	Other Information
	Item 6.........................................................................................................................................	20
	Signatures...................................................................................................................................	21

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)                                             March 31     December 31
Assets                                                                                  2003            2002
                                                                                        ----            ----
Cash and due from banks                                                         $ 14,500,201    $ 13,389,226
Short-term investments                                                             4,757,830      19,649,178
                                                                                   ---------      ----------
   Total cash and cash equivalents                                                19,258,031      33,038,404

Certificates of deposit                                                            4,775,000       3,880,000
Investment securities held to maturity, net (fair value of $17,442,462
   at March 31, 2003 and $18,010,672 at Dec. 31, 2002)                            16,416,563      16,863,210
Investment securities available for sale, at fair value                           18,690,779      16,753,001
Mortgage-backed securities held to maturity, net (fair value of
   $26,173 at December 31, 2002)                                                    -                 26,033
Mortgage-backed securities available for sale, at fair value                       8,067,176       9,924,802
FHLBI and FRB stock, at cost                                                       1,044,250       1,044,250
                                                                                   ---------       ---------
      Total investment securities                                                 44,218,768      44,611,296

Loans:
   Commercial                                                                    270,066,426     263,002,466
   Consumer                                                                       32,737,532      33,666,705
   Real estate mortgages                                                          32,206,685      31,291,141
                                                                                  ----------      ----------
      Total loans                                                                335,010,643     327,960,312
   Less unearned income                                                              876,891         843,052
   Less allowance for loan losses                                                  5,972,979       5,794,399
                                                                                   ---------       ---------
      Net loans                                                                  328,160,773     321,322,861

Bank premises and equipment, net                                                  10,649,606      10,256,828
Land available for sale, net                                                       1,530,290       1,530,290
Other real estate owned, held for sale                                               193,959         738,206
Accrued interest and other assets                                                  5,679,455       5,308,124
                                                                                   ---------       ---------
      Total assets                                                              $414,465,882    $420,686,009
                                                                                ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 65,068,012    $ 62,231,909
   NOW                                                                            38,473,241      41,423,298
   Savings and money market                                                      131,078,331     138,961,869
   Time                                                                          132,478,274     131,455,135
                                                                                 -----------     -----------
      Total deposits                                                             367,097,858     374,072,211
Other borrowings                                                                   5,327,708       5,569,255
Accrued interest, taxes and other liabilities                                      3,705,834       3,464,929
                                                                                   ---------       ---------
      Total liabilities                                                          376,131,400     383,106,395

Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 3,158,914 shares issued and outstanding at March 31, 2003 and 3,157,798 shares
   issued and outstanding at December 31, 2002                                     5,488,298       5,465,089
Retained earnings                                                                 32,466,638      31,685,849
Long-term incentive plan                                                           (220,735)       (247,282)
Accumulated other comprehensive income, net                                          600,281         675,958
                                                                                     -------         -------
      Total stockholders' equity                                                  38,334,482      37,579,614
      Total liabilities and stockholders' equity                                $414,465,882    $420,686,009
                                                                                ============    ============

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)                                Three months ended March 31
                                                                                2003                    2002
                                                                                ----                    ----
Interest and dividend income:
   Interest and fees on loans                                            $ 5,661,738             $ 5,617,526
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                                    228,934                 343,972
      Obligations of state and political subdivisions                        202,099                 218,721
      Corporates                                                              47,469                 128,926
      Other securities                                                           327                  11,873
   Interest certificates of deposit and other bank deposits                   78,380                  76,363
                                                                              ------                  ------
      Total interest and dividend income                                   6,218,947               6,397,381
                                                                           ---------               ---------

Interest expense:
   Interest on deposits                                                    1,624,084               2,015,614
   Interest on other borrowings                                               97,742                 117,665
                                                                              ------                 -------
      Total interest expense                                               1,721,826               2,133,279
                                                                           ---------               ---------

      Net interest income                                                  4,497,121               4,264,102

Provision for loan losses                                                    325,000                      -
                                                                             -------                 -------
      Net interest income after provision for loan losses                  4,172,121               4,264,102
                                                                           ---------               ---------

Non-interest income:
   Service charges                                                           747,153                 643,803
   Gain on sale of loans                                                     141,422                 107,361
   Gain of sale/call of investments                                                -                   2,781
   Trust fees                                                                 54,072                  45,404
   Other                                                                     (5,801)                 (3,999)
                                                                             -------                 -------
      Total non-interest income                                              936,846                 795,350
                                                                             -------                 -------

Non-interest expense:
   Salaries and employee benefits                                          1,789,382               1,565,087
   Net occupancy                                                             236,321                 205,831
   Equipment expense                                                         280,985                 210,489
   Professional and service fees                                             139,615                 135,021
   Printing and supplies                                                      67,455                  72,055
   Advertising                                                                71,966                  86,482
   Other                                                                     632,069                 525,135
                                                                             -------                 -------
      Total non-interest expense                                           3,217,793               2,800,100
                                                                           ---------               ---------

Income before federal income taxes                                         1,891,174               2,259,352

Federal income taxes                                                         573,525                 683,800
                                                                             -------                 -------
      Net income                                                          $1,317,649              $1,575,552
                                                                          ==========              ==========

Per share statistics*
   Basic EPS                                                                    $.42                    $.50
   Diluted EPS                                                                  $.42                    $.50
   Dividends                                                                    $.17                   $.125

*Based on 3,158,005 average shares outstanding during the period ended March 31, 2003 and 3,146,756 average shares outstanding during the period ended March 31, 2002

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

                                                                                         Unearned          Accumulated
                                                                                        Management            Other
                                                           Common        Retained        Retention        Comprehensive
                                                            Stock        Earnings          Plan           Income (loss)         Total
                                                            -----        --------          ----           -------------         -----
Balances at December 31, 2001                              $5,246,770   $27,361,215     $(231,143)           $26,961            $32,403,803
Issued 261 shares for employee purchase plan                    9,649                                                                 9,649
Amortization  of long-term incentive plan                                                   21,342                                   21,342
Comprehensive income:
   Net income                                                             1,575,552                                               1,575,552
   Change in unrealized gain (loss) on debt securities
      available for sale, net of tax effect                                                                 (130,781)             (130,781)
            Total comprehensive income                                                                                            1,444,771

Cash dividends (12.5(cent)per share)                                      (393,344)                                               (393,344)
                                                           ----------    ----------      ---------          ---------            ----------
Balances at March 31, 2002                                 $5,256,419   $28,543,423     $(209,801)         $(103,820)           $33,486,221
                                                           ==========    ==========      =========          =========            ==========

                                                                                         Unearned          Accumulated
                                                                                        Management            Other
                                                           Common        Retained        Retention        Comprehensive
                                                            Stock        Earnings          Plan           Income (loss)         Total
                                                            -----        --------          ----           -------------         -----                                                                                         Unearned          Accumulated
Balances at December 31, 2002                              $5,465,089   $31,685,849     $(247,282)           $675,958           $37,579,614
Issued 917 shares for employee purchase plan                   18,459                                                                18,459
Issued 199 shares for current directors' fees                   4,750                                                                 4,750
Amortization  of long-term incentive plan                                                   26,547                                   26,547
Comprehensive income:
   Net income                                                             1,317,649                                               1,317,649
   Change in unrealized gain on debt securities
      available for sale, net of tax effect                                                                  (75,677)              (75,677)
            Total comprehensive income                                                                                            1,241,972

Cash dividends (17(cent)per share)                                        (536,860)                                               (536,860)
                                                           ----------    ----------      ---------          ---------            ----------
Balances at March 31, 2003                                 $5,488,298   $32,466,638     $(220,735)           $600,281           $38,334,482
                                                           ==========    ==========      =========          =========            ==========

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited                                                                        Three months ended March 31
                                                                                        2003            2002
Cash flows from operating activities:
   Net income                                                                    $ 1,317,649     $ 1,575,552
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      325,000               -
      Depreciation and amortization                                                  270,539         209,550
      Net amortization on investment securities                                       39,930          69,512
      Earned portion of long-term incentive plan                                      26,547          21,342
      Gain on sale/call of investments                                                     -         (2,781)
      Gain on sale of loans                                                        (141,422)       (107,361)
      Proceeds from sale of loans                                                  8,273,512       7,194,585
      Origination of loans held for sale                                         (8,632,900)     (7,872,557)
      Proceeds from sale of other real estate owned, held for sale                   569,247               -
      Increase in accrued interest income and other assets                         (371,331)     (1,707,132)
      Increase in accrued interest, taxes, and other liabilities                     324,105         177,743
                                                                                     -------         -------
         Net cash provided by (used in) operating activities                       2,000,876       (441,547)
                                                                                   ---------       ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                    (2,000,000)     (6,175,081)
   Proceeds from sales of available for sale securities                                    -       1,000,000
   Proceeds  from maturities and calls of available for sale securities                    -       3,000,000
   Proceeds from mortgage-backed securities paydowns-AFS                           1,767,692         585,596
   Proceeds from maturities and calls of held to maturity securities                 445,000         395,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                 26,028          15,870
   Purchases of brokered certificates of deposit                                 (1,089,000)               -
   Maturity of brokered certificates of deposit                                      194,000               -
   Purchase of loans                                                                       -       (721,644)
   Net increase in loans                                                         (6,732,101)    (15,764,900)
   Capital expenditures                                                            (663,317)       (415,812)
                                                                                   ---------       ---------
         Net cash used in investing activities                                   (8,051,698)    (18,080,971)
                                                                                 -----------    ------------

Cash flows from financing activities:
   Net decrease in deposits                                                      (6,974,353)    (15,963,328)
   Net increase in short-term borrowings                                                   -      15,100,000
   Payments on other borrowings                                                    (241,547)       (223,656)
   Dividends paid                                                                  (536,860)       (393,344)
   Shares issued for employee purchase plan and directors compensation                23,209           9,649
                                                                                      ------           -----
         Net cash used in financing activities                                   (7,729,551)     (1,470,679)
                                                                                 -----------     -----------

Net decrease in cash and cash equivalents                                       (13,780,373)    (19,993,197)

Cash and cash equivalents at beginning of year                                    33,038,404      34,642,995
                                                                                  ----------      ----------

Cash and cash equivalents at end of period                                       $19,258,031     $14,649,798
                                                                                 ===========     ===========

Supplemental disclosures:
   Interest paid                                                                 $ 1,730,492     $ 2,178,605
   Loans transferred to other real estate                                             70,000       1,285,018
   Loans charged off                                                                 168,460         184,498

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

1.     In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2003, and consolidated results of operations for the three months ended March 31, 2003 and 2002 and consolidated cash flows for the three months ended March 31, 2003 and 2002.

2.     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 2002 Annual Report contained in the Registrant’s report on Form 10-K filing.

4.     The provision for income taxes represents Federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $6,400,000 at March 31, 2003, $2,230,000 at March 31, 2002, and $4,097,000 at December 31, 2002. (See Management’s Discussion and Analysis of financial condition and results of operations).

6.     Basic and diluted earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

                                                         First Quarter
                                                         2003                 2002
                                                         ----                 ----
Net income                                          1,317,649            1,575,552

Shares outstanding (basic)                          3,158,005            3,146,756
Dilutive shares                                             0                    0
                                                    ---------            ---------
   Shares outstanding  (diluted)                    3,158,005            3,146,756
Earnings per share:
   Basic EPS                                             $.42                 $.50
   Diluted EPS                                           $.42                 $.50

7.     All references to share and per share data have been restated to give effect of a two for one stock split, payable as a dividend of one share for each share of company stock held of record July 1, 2002, paid July 10, 2002.

Item 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Interim Financial Statements

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months ended March 31, 2003 and 2002, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

Earnings (in thousands except per share data)                                       First Quarter
                                                                                  2003        2002
                                                                                  ----        ----

Net income                                                                      $1,318      $1,576

Basic and diluted net income per share                                            $.42        $.50

The Company's earnings decreased $258,000 (16.4%) for the three months ended March 31, 2003 compared to the same period of the prior year. Contributing to the decline in net income were increases in the provision for loan losses and non interest expenses. Offsetting these unfavorable variances were increases in net interest income, non-interest income and a lower accrual for income tax.

Net Interest Income                                                                 First Quarter
(in thousands)                                                                    2003        2002
                                                                                  ----        ----

Interest Income                                                                 $6,219      $6,397
Interest Expense                                                                 1,722       2,133
                                                                                 -----       -----
Net Interest Income                                                             $4,497      $4,264

Net interest income increased $233,000 (5.5%) due to the increased average loans and a lower cost of funding in 2003. Average earning assets and interest bearing liabilities both increased for the period while the yield on both declined. The following table illustrates some of the factors contributing to the increase in net interest income for the first quarter.

TABLE 1
INTEREST YIELDS AND COSTS (in thousands)
March 31, 2003 and 2002

                                              ---------------First Quarter Averages----------------
                                                     2003                                2002
                                                     ----                                ----
                                     Average                            Average
                                     Balance      Interest     Rate     Balance       Interest      Rate
                                     -------      --------     ----     -------       --------      ----
Assets:
Short term investments                $ 18,890     $   77.8    1.65%      $ 11,820      $   76.3    2.58%
Securities:  Taxable                    27,043        276.7    4.09%        40,111         484.8    4.83%
                   Tax-exempt(1)        16,627        289.8    6.97%        17,857         309.3    6.93%
Loans(2)(3)                            331,748      5,695.6    6.88%       293,895       5,656.2    7.71%
Total earning assets/total
interest income                        394,308     $6,339.9    6.44%       363,683      $6,526.6    7.19%
Cash & due from banks                   12,477                              14,387
All other assets                        18,113                              15,577
Allowance for loan loss                (5,784)                             (5,541)
   Total assets                       $419,114                            $388,106
Liabilities and
  Shareholders' Equity
Interest bearing deposits:
Savings & NOW accounts                $179,039     $  520.7    1.18%      $153,419      $  572.6    1.51%
Time                                   131,384      1,103.4    3.41%       131,863       1,443.0    4.44%
Short term borrowings                        8          0.0    1.44%         3,311          15.7    1.89%
FHLB notes                               5,365         97.7    7.28%         5,604         102.0    7.28%
                                       -------     --------               --------      --------
Total interest bearing
liabilities/total interest expense     315,796     $1,721.8    2.21%       294,197      $2,133.3    2.94%
Non-interest bearing deposits           61,526                              58,577
All other liabilities                    3,534                               3,186
Shareholders' Equity                    38,258                              32,146
                                      --------                            --------
Total liabilities and
   shareholders' equity               $419,114                            $388,106
                                      ========                            ========
Interest spread                                                4.23%                                4.25%
                                                               =====                                =====
Net interest income-FTE                            $4,618.1                             $4,393.3
                                                   ========                             ========
Net interest margin                                            4.67%                                4.81%
                                                               =====                                =====
(1)

Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accrual loans are included in the average daily loan balances.

(3)	Interest on loans includes the amortization of origination fees totaling $158,000 in 2003 and $210,000 in 2002.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased approximately $187,000 (2.9%) in the first quarter of 2003 compared to that of 2002. The decrease was due to a decrease of 75 basis points in the interest yield on earning assets, partially offset by an increase in average earning asset balances of $30,625,000.

The first quarter average balance in loans increased 12.9% to $331,700,000. The rate earned on loans decreased 83 basis points in 2003 compared to last year. Average commercial loans increased $31,300,000 (11.7%); while average consumer loans increased $1,900,000 (6.2%) and mortgage loans increased $4,700,000 (16.7%). In addition to the increase in portfolio mortgage loans, the Bank also sold approximately $8,200,000 in residential mortgage loans to the secondary market in the first quarter of 2003 compared to $7,000,000 in the first quarter of 2002, resulting in higher gains on the sale of loans in 2003. The increased sales are the result of low mortgage rates in 2003.

In the first quarter, tax equivalent income on short and long term investments decreased approximately $226,000 as the result of a decline in average balances of $7,200,000 and a decline in the yield of approximately 87 basis points. The decrease in the investment balance in the first quarter is because average loan growth outpaced average deposit growth and the proceeds from investment securities were used to fund loan growth. In the first quarter of 2003 non-interest bearing demand deposits increased $2,900,000 due to the low interest rate environment, also helping to fund loan growth.

Interest Bearing Liabilities/Interest Expense
In the first quarter of 2003, interest expense decreased approximately $412,000 (19.3%) due to a 73 basis point decrease in rates although average balances increased approximately $21,600,000 (7.3%). Savings and NOW interest expense decreased $52,000 because rates decreased 33 basis points although average balances increased nearly $25,600,000 (16.7%). Interest on time deposits decreased $340,000 in 2003 compared to the first quarter of the prior year, while average balances were unchanged but the rate paid on time deposits decreased 103 basis points in that time period.

Additionally the Bank’s interest costs decreased as proceeds from investment securities were used to fund loan growth. The Bank incurred no interest expense on short term borrowings in 2003 compared to $16,000 in 2002. The Bank also has two longer term advances from the Federal Home Loan Bank of Indianapolis (FHLBI). One borrowing, an amortizing loan contracted in January 2000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing, of $3,000,000 from April 2000, was intended to help with the Bank’s rate sensitivity position. Interest expense related to these loans amounted to $98,000 in the first quarter of the current year compared to $102,000 in 2002. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO), which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being met primarily by short-term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of March 31, 2003, the Company had a $12,000,000 surplus of core basic liquidity.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s over $100,000 certificates, which are generally considered to be more volatile and sensitive to changes in rates, consists of local depositors known to the Bank. As of March 31, 2003, the Bank had certificates over $100,000 totaling approximately $44,300,000 compared to $44,000,000 at December 31, 2002.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position. The goal is to maintain a daily Fed Funds Sold balance sufficient to cover required cash draws. From time to time the Bank will borrow Fed Funds from a correspondent bank. In addition, the Bank can borrow approximately $25,000,000 from the FHLBI. As of March 31, 2003 the Bank had $5,300,000 in FHLBI borrowings. The Bank has pledged certain mortgage loans as collateral for this borrowing. In addition, the Bank has a repurchase agreement in place with a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity
(dollars in thousands)
                                                    0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
                                                 ------       ------         -----        -----         -----
Assets:
   Loans.................................      $159,840      $43,240      $123,800       $7,254      $334,134
   Securities............................         2,547        6,866        27,750        6,145        43,308
   Brokered certificates of deposit......         2,059        1,261         1,455                      4,775
   Short term investments................         4,758                                                 4,758
                                                  -----       ------       -------       ------         -----
      Total assets.......................      $169,204      $51,367      $153,005      $13,399      $386,975

Liabilities & Shareholders' Equity:
   Savings & NOW.........................       $84,411                                 $85,140      $169,551
   Time..................................        18,503       34,874        77,741        1,360       132,478
   Other borrowings                                   0          261         4,270          797         5,328
                                                      -          ---         -----          ---         -----
                                               $102,914      $35,135       $82,011      $87,297      $307,357
      Total liabilities and equity.......

Rate sensitivity gap and ratios:
   Gap for period........................       $66,290      $16,232       $70,994    $(73,898)
   Cumulative gap........................        66,290       82,522       153,516       79,618

Cumulative rate sensitive ratio..........          1.64         1.60          1.70         1.26
Dec. 31, 2002 rate sensitive ratio.......          1.35         1.43          1.67         1.25

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is 20% asset sensitive as of March 31, 2003. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the negative impact of interest rates movements. Simulation analysis reflects an expectation that net interest income will improve if interest rates increase, and conversely net interest income will decrease if interest rates decline.

Provision for Loan Losses                                   First Quarter
(in thousands)                                            2003         2002
                                                          ----         ----

         Total                                            $325           $0
                                                          ====           ==

The Company provided a loan loss accrual in the first quarter of 2003 after having no provision in the same period last year. The provision in the first quarter of 2003 is based upon an analysis of losses inherent in the portfolio and other economic factors. Non-performing loans are $2,300,000 higher than at December 31, 2002, and $4,200,000 higher than March 31, 2002. At March 31, 2003, the allowance for loan loss as a percent of loans was 1.79%, compared to 1.81% a year earlier, and 1.77% at December 31, 2002. For the first three months of 2003 the Bank had net charge offs of $146,000, compared with net charge offs of $172,000 the previous year. Non-accrual, past due 90 days, and renegotiated loans totaled 1.91% and .73% of total loans outstanding at March 31, 2003 and 2002, respectively, and 1.25% of total loans at December 31, 2002.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $10,300,000 at March 31, 2003, compared to $9,300,000 at December 31, 2002, and $8,900,000 at March 31, 2002. Impaired loans included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and an additional $4,200,000 of commercial loans separately identified as impaired. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. One of the impaired loans for $2,200,000 is secured by commercial real estate; however, the cash generated solely by the business is not adequate to cover debt service. Another loan for $1,000,000 was made to purchase office buildings in Lansing. The buildings are not leased and cash flow has not been sufficient to cover debt service. A third loan for $1,300,000 is secured by real estate and is currently in foreclosure; however, the appraised value of the real estate exceeds the principal loan balance. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, and the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the loan portfolio. Management continues to refine its techniques in this analysis. Externally, the local economy and events or trends which might negatively impact the loan portfolio are also considered. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,900,000 at March 31, 2003, $2,000,000 at December 31, 2002, and $1,400,000 at March 31, 2002.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The following table describes nonperforming assets at March 31, 2003 compared to December 31, 2002. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection.

Nonperforming Assets                                         Quarter Ended             Year Ended
(in thousands)                                               March 31, 2003         December 31, 2002
                                                             --------------         -----------------

Non-accrual loans                                                   $4,987                    $3,288
90 days or more past due and still accruing                          1,422                       809
                                                                     -----                       ---
         Total nonperforming loans                                   6,409                     4,097
Other real estate                                                      239                       738
                                                                       ---                       ---
         Total nonperforming assets                                 $6,648                    $4,835

Nonperforming loans as a percent of total loans                      1.91%                     1.25%
Loan loss reserve as a percent of nonperforming loans                  93%                      141%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 2003 and 2002.

                                                                       Year to date         Year to date
Loans:                                                                March 31, 2003       March 31, 2002
                                                                      --------------       --------------
(dollars in thousands)
   Average daily balance of loans for the year to date                    331,748               293,895
   Amount of loans, net of unearned income,
   outstanding at the end of the quarter                                  334,134               303,380
Allowance for loan losses:
   Balance at beginning of year                                             5,794                 5,668
   Loans charged off:
      Real Estate Mortgage                                                      0                     0
      Commercial                                                              122                   173
      Consumer                                                                 46                    11
                                                                               --                    --
         Total charge-offs                                                    168                   184
   Recoveries of loans previously charged off:
      Real Estate Mortgage                                                      0                     0
      Commercial                                                               16                     3
      Consumer                                                                  6                     9
                                                                                -                     -
         Total recoveries                                                      22                    12

Net loans charged off                                                         146                   172
Additions to allowance charged to operations                                  325                     0
                                                                              ---                     -
         Balance at end of quarter                                         $5,973                $5,496

Ratios:
  Net loans charged off (annualized) to average
  loans outstanding                                                          .18%                  .23%
  Allowance for loan losses to loans outstanding                            1.79%                 1.81%

Non-interest Income                                              First Quarter
(in thousands)                                                2003          2002
                                                              ----          ----
Total                                                         $937          $795
                                                              ====          ====

Non-interest income, which includes service charges on deposit and loan accounts, trust fees, other operating income, and gain (loss) on sale of assets, increased by approximately $142,000 (17.8%) in the first quarter of 2003 compared to the same period in the previous year. Service charge income increased $103,400 (16.1%) due to increasing numbers of deposit and loan accounts. The $34,000 (31.7%) increase in gains on the sale of loans is a result of increased volume of mortgage sales and higher gains on sales. In the first quarter of this year the loan department has sold $8,200,000 of new residential mortgage loans compared to $7,000,000 in the same period last year. Trust fees increased slightly, $9,000, the result of growth in the business offset by a general decrease in the market value of trust assets. “Other” income decreased $2,000 due to increased losses on the sale of repossessed vehicles.

Non-interest Expense                                             First Quarter
(in thousands)                                                2003          2002
                                                              ----          ----
Total                                                       $3,218        $2,800

Non-interest expense increased $418,000 (14.9%) in the first quarter of 2003 compared to the same period last year. Contributing to this increase were increases of $224,300 (14.3%) in salaries and benefits, $30,500 (14.8%) in net occupancy expense, $70,500 (33.5%) increase in equipment costs, and $107,000 (20.4%) increase in other costs. The increase in salaries and benefits expense was principally the result of normal salary increases and additional positions added to keep pace with the Bank’s growth in assets. Occupancy and equipment costs increased primarily due to the opening of a new branch in 2002 and the new operations center in 2003. The increase in other expenses is due primarily to increased costs for legal, audit, and computer fees. Telephone costs are also higher in the first quarter due to new lines for operations center and changes in how ATMs are processed.

Income Tax Expense                                              First Quarter
(in thousands)                                                2003          2002
                                                              ----          ----
         Total                                                $574          $684

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)                           March 31, 2003                        December 31, 2002
                                                 --------------                        -----------------

Shareholders' Equity*                                $38,334                                $37,580
Ratio of Equity to Total Assets                        9.25%                                  8.93%

*Amounts include securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $600,300 at March 31, 2003 and $676,000 at December 31, 2002.

Shareholders’ equity, excluding the securities valuation adjustment, increased $831,000 (2.3%) during the first three months of the year. This increase was the result of net income earned by the Company reduced by dividends paid of $537,000.

A financial institution’s capital ratio is looked upon by the regulators and the public as an indication of its soundness. The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at March 31, 2003 was 9.97%, and total risk-based capital was 11.22%. At March 31, 2002 these ratios were 9.21% and 10.46% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 8.45% at March 31, 2003 and 8.05% in 2002. The minimum standard leverage ratio is 3%, however; financial institutions are expected to maintain a leverage ratio 2 percentage points above the 3% minimum to be classified as a well capitalized institution.

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

The Company also owns a branch site in Hamburg which is valued at approximately $330,000. Construction has begun on the Hamburg branch and is expected to be completed in the fourth quarter of 2003. This building project is expected to be financed from internally generated funds.

Contractual Obligations
As of March 31, 2003, December 31, 2002 and March 31, 2002, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,300,000, $3,100,000 and $2,100,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2003, December 31, 2002 and March 31, 2002, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

Critical Accounting Policies
The Company maintains critical accounting policies for the allowance for loan losses, mortgage servicing rights and the classification and valuation of securities. Refer to notes 1c, 1d and 1e of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2002.

Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior-period items that do not meet the extraordinary-item classification criteria in APB 30. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).

The principal difference between Statement No. 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3, the liability was recognized at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities (including restructuring) that are initiated after December 31, 2002, with early adoption encouraged. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. These disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair-value measurement provisions of SFAS No. 123. Earlier application of those transition methods is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of December 31, 2002. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. The guarantor may not revise or restate its previous accounting for guarantees issued before the date of the Interpretation’s initial application to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of the measurement requirements of this Interpretation did not have a significant impact on the Bank’s results of operations or financial condition.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the market risk faced by the Company since December 31, 2002 other than previously discussed.

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13 - 14 and 15d - 14) as of a date within ninety days of this filing (the "Evaluation Date'), have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others in connection with the Company's filing of its first quarter report on Form 10-Q.
(b)	Changes in Internal Controls.
There were no significant changes in the company's internal controls or in other factors that could significantly affect the Company's disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q, nor were there any significant deficiencies or material weaknesses in the Company's internal controls that would require corrective action.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
99.1 Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2 Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
(b) Reports on Form 8-K:
99.1 The company filed a report 8-K on April 17, 2003 under Item 12 regarding the Company's First Quarter 2003 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Barbara Draper Barbara Draper President and Chief Executive Officer /s/ Janice B. Trouba Janice B. Trouba Chief Financial Officer

DATE:  May 8, 2003

CERTIFICATIONS

I, Barbara Draper, certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of April 25, 2003 (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003 /s/ Barbara Draper Barbara Draper Chief Executive Officer

I, Janice B. Trouba, certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of April 25, 2003 (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003 /s/ Janice B. Trouba Janice B. Trouba Chief Financial Officer

EXHIBIT 99.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara Draper, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: May 8, 2003	By:	/s/ Barbara Draper Barbara Draper
	Its:	Chief Executive Officer

EXHIBIT 99.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: May 8, 2003	By:	/s/ Janice B. Trouba Janice B. Trouba
	Its:	Chief Financial Officer