Form 10-Q
period 2003-06-30
FNBH BANCORP INC
filed 2003-08-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,164,888 shares of the Company’s Common Stock (no par value) were outstanding as of August 13, 2003.

INDEX

		Page Number
Part I.	Financial Information (unaudited):
Item 1.
Interim Financial Statements:
Consolidated Balance Sheets as of June 30, 2003 and Dec. 31, 2002.......................................
Consolidated Statements of Income, three months ended
June 30, 2003 and 2002, and six months ended June 30, 2003 and 2002.................................
Consolidated Statement of Stockholders' Equity and Comprehensive
Income for three months ended June 30, 2003 and 2002..........................................................
Consolidated Statement of Stockholders' Equity and Comprehensive
Income for six months ended June 30, 2003 and 2002..............................................................
Consolidated Statements of Cash Flows for six months ended
June 30, 2003 and 2002............................................................................................................
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

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)                                              June 30     December 31
---------------------------                                                             2003            2002
Assets                                                                                  ----            ----
Cash and due from banks                                                         $ 19,327,428    $ 13,389,226
Short term investments                                                             7,948,129      19,649,178
                                                                                   ---------      ----------
   Total cash and cash equivalents                                                27,275,557      33,038,404

Certificates of deposit                                                            2,716,000       3,880,000
Investment securities held to maturity, net (fair value of $16,880,000
   at June 30, 2003 and $18,011,000 at Dec. 31, 2002)                             15,645,029      16,863,210
Investment securities available for sale, at fair value                           19,770,192      16,753,001
Mortgage-backed securities held to maturity, net (fair value of
   $26,000 at Dec. 31, 2002)                                                               0          26,033
Mortgage-backed securities available for sale, at fair value                       6,224,684       9,924,802
FHLBI and FRB stock, at cost                                                       1,057,450       1,044,250
                                                                                   ---------       ---------
      Total investment securities                                                 42,697,355      44,611,296

Loans:
   Commercial                                                                    277,864,596     263,002,466
   Consumer                                                                       32,987,054      33,666,705
   Real estate mortgages                                                          34,078,196      31,291,141
                                                                                  ----------      ----------
      Total loans                                                                344,929,846     327,960,312
   Less unearned income                                                              886,073         843,052
   Less allowance for loan losses                                                  5,882,437       5,794,399
                                                                                   ---------       ---------
      Net loans                                                                  338,161,336     321,322,861

Premises and equipment - net                                                      10,880,572      10,256,828
Land available for sale - net                                                      1,400,290       1,530,290
Other real estate owned, held for sale                                                95,000         738,206
Accrued interest and other assets                                                  5,273,353       5,308,124
                                                                                   ---------       ---------
      Total assets                                                              $428,499,463    $420,686,009
                                                                                ============    ============

Liabilities and Stockholders' Equity
Liabilities
Deposits:
   Non-interest bearing demand                                                  $ 73,854,783    $ 62,231,909
   NOW                                                                            38,725,882      41,423,298
   Savings and money market                                                      128,765,108     138,961,869
   Time                                                                          134,293,349     131,455,135
                                                                                 -----------     -----------
      Total deposits                                                             375,639,122     374,072,211
Short term borrowings                                                              5,000,000               0
Other borrowings                                                                   5,327,708       5,569,255
Accrued interest, taxes, and other liabilities                                     3,255,942       3,464,929
                                                                                   ---------       ---------
      Total liabilities                                                          389,222,772     383,106,395
Stockholders' Equity
Common stock, no par value.  Authorized 4,200,000 shares; 3,164,647 shares issued and outstanding at June 30, 2003 and 3,157,798 shares
issued and outstanding at Dec. 31, 2002                                            5,622,202       5,465,089
Retained earnings                                                                 33,256,070      31,685,849
Unearned management retention plan                                                 (228,649)       (247,282)
Accumulated other comprehensive income, net                                          627,068         675,958
                                                                                     -------         -------
      Total stockholders' equity                                                  39,276,691      37,579,614
                                                                                  ----------      ----------
      Total liabilities and stockholders' equity                                $428,499,463    $420,686,009
                                                                                ============    ============

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income                             Three Months Ended June          Six Months Ended June
---------------------------------                                  2003          2002            2003           2002
Unaudited                                                          ----          ----            ----           ----
Interest and dividend income:
   Interest and fees on loans                                $5,661,240    $5,822,468     $11,322,978    $11,439,994
   Interest and dividends on investment securities:
      U.S. Treasury and agency securities                       221,761       312,293         450,695        656,265
      Obligations of state and political subdivisions           193,929       208,604         396,028        427,325
      Corporates                                                 47,003       104,507          94,472        233,433
       Other securities                                          14,609        16,714          14,936         28,587
   Interest on certificates and other bank deposits              43,115        54,008         121,495        130,371
                                                                 ------        ------         -------        -------
      Total interest and dividend income                      6,181,657     6,518,594      12,400,604     12,915,975
                                                              ---------     ---------      ----------     ----------

Interest expense:
   Interest on deposits                                       1,452,969     1,827,796       3,077,053      3,843,410
   Interest on other borrowings                                  98,599       197,575         196,341        315,240
                                                                 ------       -------         -------        -------
      Total interest expense                                  1,551,568     2,025,371       3,273,394      4,158,650
                                                              ---------     ---------       ---------      ---------

      Net interest income                                     4,630,089     4,493,223       9,127,210      8,757,325

Provision for loan losses                                       275,000             0         600,000              0
                                                                -------      --------        --------       --------
      Net interest income after provision for loan losses     4,355,089     4,493,223       8,527,210      8,757,325
                                                              ---------     ---------       ---------      ---------

Non-interest income:
   Service charges                                              676,043       740,641       1,423,196      1,384,444
   Gain on sale of loans                                         96,711        47,527         238,133        154,888
   Gain on sale/call of investments                               3,823         3,488           3,823          6,269
   Trust fees                                                    70,360        63,418         124,432        108,822
   Other                                                         69,237       (3,010)          63,436        (7,009)
                                                                 ------       -------          ------        -------
      Total non-interest income                                 916,174       852,064       1,853,020      1,647,414
                                                                -------       -------       ---------      ---------

Non-interest expense:
   Salaries and employee benefits                             1,790,258     1,700,741       3,579,640      3,265,828
   Net occupancy                                                243,462       231,831         479,783        437,662
   Equipment expense                                            291,490       212,564         572,475        423,053
   Professional and service fees                                452,939       485,574         592,554        620,595
   Printing and supplies                                         92,062        87,238         159,517        159,293
   Advertising                                                   99,769        67,497         171,735        153,979
   Other                                                        392,420       261,611       1,024,489        786,746
                                                                -------       -------       ---------        -------
      Total non-interest expense                              3,362,400     3,047,056       6,580,193      5,847,156
                                                              ---------     ---------       ---------      ---------

Income before federal income taxes                            1,908,863     2,298,231       3,800,037      4,557,583

Federal income taxes                                            581,450       709,100       1,154,975      1,392,900
                                                                -------       -------       ---------      ---------
      Net income                                             $1,327,413    $1,589,131      $2,645,062     $3,164,683
                                                             ==========    ==========      ==========     ==========

Per share statistics*
   Basic EPS                                                       $.42          $.51            $.84          $1.01
   Diluted EPS                                                     $.42          $.51            $.84          $1.01
   Dividends                                                       $.17         $.163            $.34          $.288

*Based on average shares outstanding. See Notes to Interim Consolidated Financial Statements. Shares restated to give effect of a 2 for 1 stock split, payable as a dividend of one share for each share of company stock held of record July 1, 2002, paid July 10, 2002.

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended June 30, 2003 and 2002 (Unaudited)

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                             Common       Retained       Retention       Comprehensive
                                                             Stock        Earnings          Plan         Income (loss)        Total
                                                             -----        --------          ----         -------------        -----
Balances at March 31, 2002                                  $5,256,419    28,543,423     (209,801)         (103,820)         33,486,221
Issued 5,246 shares for management retention plan              109,799                   (109,799)                                    0
Amortization of management retention plan                                                  19,226                                19,226
Issued 2,448 shares for employee purchase plan                  40,931                                                           40,931
Issued 218 shares for current directors fees                     4,741                                                            4,741
Issued 1,128 shares for directors' variable fee plan            23,609                                                           23,609
Comprehensive income:
  Net income                                                               1,589,131                                          1,589,131
  Change in unrealized gain on debt securities
  available for sale, net of tax effect                                                                     406,184             406,184
                                                                                                                                -------
        Total comprehensive income                                                                                            1,995,315
                                                                                                                              =========
Cash dividends (16.25(cent)per share)                                      (512,503)                                          (512,503)
                                                            ----------     ---------      -------           -------           ---------
Balances at June 30, 2002                                   $5,435,499    29,620,051     (300,374)          302,364          35,057,540
                                                            ==========    ==========     =========          =======          ==========

                                                                                          Unearned        Accumulated
                                                                                         Management          Other
                                                             Common       Retained       Retention       Comprehensive
                                                             Stock        Earnings          Plan         Income (loss)        Total
                                                             -----        --------          ----         -------------        -----
Balances at March 31, 2003                                  $5,488,298    32,466,638     (220,735)          600,281          38,334,482
Issued 3,036 shares for management retention plan               72,454                    (72,454)                                    0
Amortization of management retention plan                                                  64,540                                64,540
Issued 757 shares for employee purchase plan                    15,511                                                           15,511
Issued 251 shares for current directors fees                     5,943                                                            5,943
Issued 1,689 shares for directors' variable fee plan            39,996                                                           39,996
Comprehensive income:
  Net income                                                               1,327,413                                          1,327,413
  Change in unrealized gain (loss) on debt securities
  available for sale, net of tax effect                                                                      26,787              26,787
                                                                                                                                 ------
        Total comprehensive income                                                                                            1,354,200
                                                                                                                              =========
Cash dividends (17.0(cent)per share)                                       (537,981)                                          (537,981)
                                                            ----------     ---------      -------           -------           ---------
Balances at June 30, 2003                                   $5,622,202    33,256,070     (228,649)          627,068          39,276,691
                                                            ==========    ==========     =========          =======          ==========

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2003 and 2002 (Unaudited)

                                                                                          Unearned         Accumulated
                                                                                         Management           Other
                                                              Common       Retained       Retention       Comprehensive
                                                              Stock        Earnings         Plan          Income (loss)        Total
                                                              -----        --------         ----          -------------        -----
Balances at December 31, 2001                                $5,246,770    27,361,215     (231,143)          26,961           32,403,803
Issued 5,246 shares for management retention plan               109,799                   (109,799)                                    0
Amortization of management retention plan                                                   40,568                                40,568
Issued 2,970 shares for employee purchase plan                   50,580                                                           50,580
Issued 218 shares for current stock directors fees                4,741                                                            4,741
Issued 1,128 shares for directors' variable fee plan             23,609                                                           23,609
Comprehensive income:
  Net income                                                                3,164,683                                          3,164,683
  Change in unrealized gain (loss) on debt securities
  available for sale, net of tax effect                                                                      275,403             275,403
                                                                                                                                 -------
        Total comprehensive income                                                                                             3,440,086
                                                                                                                               =========
Cash dividends (28.75(cent)per share)                                       (905,847)                                          (905,847)
                                                             ----------     ---------      -------           -------           ---------
Balances at June 30, 2002                                    $5,435,499    29,620,051     (300,374)          302,364          35,057,540
                                                             ==========    ==========     =========          =======          ==========

                                                                                          Unearned         Accumulated
                                                                                         Management           Other
                                                              Common       Retained       Retention       Comprehensive
                                                              Stock        Earnings         Plan          Income (loss)        Total
                                                              -----        --------         ----          -------------        -----
Balances at December 31, 2002                                $5,465,089    31,685,849     (247,282)          675,958          37,579,614
Issued 3,036 shares for management retention plan                72,454                    (72,454)                                    0
Amortization of management retention plan                                                   91,087                                91,087
Issued 1,674 shares for employee purchase plan                   33,970                                                           33,970
Issued 450 shares for current stock directors fees               10,693                                                           10,693
Issued 1,689 shares for directors' variable fee plan             39,996                                                           39,996
Comprehensive income:
  Net income                                                                2,645,062                                          2,645,062
  Change in unrealized gain (loss) on debt securities
  available for sale, net of tax effect                                                                     (48,890)            (48,890)
                                                                                                                                --------
        Total comprehensive income                                                                                             2,596,172
                                                                                                                               =========
Cash dividends (34.0(cent)per share)                                      (1,074,841)                                        (1,074,841)
                                                             ----------   -----------      -------           -------         -----------
Balances at June 30, 2003                                    $5,622,202    33,256,070     (228,649)          627,068          39,276,691
                                                             ==========    ==========     =========          =======          ==========

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
-------------------------------------
Unaudited                                                                          Six months ended June 30
                                                                                        2003            2002
                                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                     $2,645,062      $3,164,683
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      600,000               0
      Depreciation and amortization                                                  555,875         440,262
      Net amortization on investment securities                                       74,807         132,304
      Earned portion of management retention plan                                     91,087          40,568
      Loss on disposal of equipment                                                    3,668               0
      Gain on sale of investments                                                    (3,823)         (6,269)
      Gain on sale of loans                                                        (238,133)       (154,888)
      Gain on sale of other real estate owned                                       (22,710)               0
      Proceeds from sale of loans                                                 14,168,518       9,937,160
      Origination of loans held for sale                                        (14,470,200)    (10,450,208)
      Proceeds from sale of other real estate owned, held for sale                   760,916               0
      (Increase) decrease in accrued interest income and other assets                 69,771     (1,168,585)
      Decrease in accrued interest, taxes, and other liabilities                   (183,887)       (272,199)
                                                                                   ---------       ---------
         Net cash provided by operating activities                                 4,050,951       1,662,828
                                                                                   ---------       ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                    (3,008,471)     (6,035,081)
   Purchases/Stock dividend FHLBI stock                                             (13,200)       (211,500)
   Purchases of held to maturity securities                                        (234,270)               0
   Proceeds from sales of available for sale securities                                    0       5,113,970
   Proceeds  from maturities and calls of available for sale securities            1,453,350       3,000,000
   Proceeds from mortgage-backed securities paydowns-available for sale            3,545,530       1,454,972
   Proceeds from maturities and calls of held to maturity securities                       0       1,169,000
   Proceeds from mortgage-backed securities paydowns-held to maturity                 26,028          32,197
   Purchases of brokered CDs                                                     (1,089,000)               0
   Maturity of brokered CDs                                                        2,253,000         291,000
   Purchase of loans                                                                       0     (1,671,644)
   Net increase in loans                                                        (16,898,660)    (24,399,912)
   Capital expenditures                                                          (1,183,287)     (1,250,225)
                                                                                 -----------     -----------
         Net cash used in investing activities                                  (15,148,980)    (22,507,223)
                                                                                ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                             1,566,911    (10,933,172)
   Increase in brokered CDs                                                                0       4,037,000
   Increase in borrowings                                                          5,000,000      11,400,000
   Payments on FHLB note                                                           (241,547)       (223,656)
   Shares issued for employee purchase and directors compensation                     84,659          78,930
   Dividends paid                                                                (1,074,841)       (905,847)
                                                                                 -----------       ---------
         Net cash provided by financing activities                                 5,335,182       3,453,255
                                                                                   ---------       ---------

Net decrease in cash and cash equivalents                                        (5,762,847)    (17,391,140)

Cash and cash equivalents at beginning of year                                    33,038,404      34,642,995
                                                                                  ----------      ----------
Cash and cash equivalents at end of period                                       $27,275,557     $17,251,855
                                                                                 ===========     ===========

Supplemental disclosures:
   Interest paid                                                                  $3,275,619     $ 4,101,799
   Federal income taxes paid                                                       1,200,000       1,265,000
   Loans transferred to other real estate                                             95,000       1,285,018
   Loans charged off                                                                 604,264         534,403

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

1.     In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2003, and consolidated results of operations for the three months and six months ended June 30, 2003 and 2002 and consolidated cash flows for the six months ended June 30, 2003 and 2002.

2.     The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

5.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $6,498,000 at June 30, 2003, $1,600,000 at June 30, 2002, and $4,097,000 at December 31, 2002. (See Management’s Discussion and Analysis of financial condition and results of operations).

6.     Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

                                                       Second Quarter                    Year to Date
                                                       2003            2002             2003            2002
                                                       ----            ----             ----            ----
Net income                                       $1,327,413      $1,589,131       $2,645,062      $3,164,683

Shares outstanding (basic)                        3,162,563       3,150,209        3,160,297       3,148,492
Dilutive shares                                           0               0                0               0
                                                  ---------       ---------        ---------       ---------
   Shares outstanding (diluted)                   3,162,563       3,150,209        3,160,297       3,148,492
Earnings per share:
   Basic EPS                                           $.42            $.51             $.84          $ 1.01
   Diluted EPS                                         $.42            $.51             $.84           $1.01

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months and six months ended June 30, 2003 and 2002, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

Earnings  (in thousands                       Second Quarter                              Year-to-Date
--------                                    2003         2002                            2003      2002
except per share data)                      ----         ----                            ----      ----

Net income                                $1,327       $1,589                          $2,645    $3,165
Net Income per Share                      $  .42       $  .51                          $  .84    $ 1.01

Net income for the three months ended June 30, 2003 decreased approximately $262,000 (17%) compared to the same period last year. In the second quarter of the current year net interest income increased $137,000 (3%), non-interest income grew $64,000 (8%), and the provision for federal income taxes decreased $128,000 (18%). Offsetting these favorable occurrences was an increase in the provision for loan losses of $275,000 and an increase in non-interest expense of $315,000 (10%).

Net income for the first half of the year decreased $520,000 (16%) from that reported last year. Contributing to the decline in 2003 earnings was a provision for loan losses of $600,000 in 2003 compared to no provision in 2002 as well as an increase in non-interest expense of $733,000 (13%). Partially offsetting these decreases in income were increases of $370,000 (4%) in net interest income, increased non-interest income of $206,000 (13%) and a decrease of $238,000 (17%) in the provision for federal income tax.

Net Interest Income                                   Second Quarter                         Year-to-Date
-------------------                                 2003         2002                      2003        2002
(in thousands)                                      ----         ----                      ----        ----
Interest Income                                   $6,182       $6,518                   $12,400      $12,916
Interest Expense                                   1,552        2,025                     3,273        4,159
                                                  ------       ------                    ------       ------
Net Interest Income                               $4,630       $4,493                    $9,127       $8,757

The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

TABLE 1
INTEREST YIELDS AND COSTS (in thousands)
June 30, 2003 and 2002

                                                 ---------------Second Quarter Averages----------------
                                                     2003                                 2002
                                         Average                              Average
                                         Balance     Interest      Rate       Balance     Interest       Rate
                                         -------     --------      ----       -------     --------       ----
Assets:
Short term investments                   $ 7,977       $ 43.1     2.14%        $7,054       $ 54.0      3.03%
Securities:  Taxable                      27,143        283.3     4.18%        36,692        433.5      4.73%
             Tax-exempt(1)                16,018        279.1     6.97%        17,064        296.5      6.95%
Loans(2)(3)                              338,824      5,696.6     6.67%       309,101      5,862.3      7.52%
                                         -------      -------                 -------      -------
Total earning assets/total
interest income                          389,962     $6,302.1     6.41%       369,911     $6,646.3      7.13%
                                                     --------                             --------
Cash & due from banks                     12,707                               13,942
All other assets                          18,357                               18,125
Allowance for loan loss                  (5,964)                              (5,483)
                                         -------                              -------
   Total assets                         $415,062                             $396,495
                                        ========                             ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                  $167,021      $ 359.6      .86%     $ 148,872      $ 557.6      1.50%
Time                                     134,146      1,093.3     3.27%       126,998      1,270.2      4.01%
Short term borrowings                        155           .3      .67%        18,563         94.8      2.02%
FHLB Advances                              5,328         98.3     7.30%         5,569        102.8      7.30%
                                           -----         ----                   -----        -----
Total interest bearing
liabilities/total interest expense       306,650     $1,551.5     2.03%       300,002     $2,025.4      2.70%
                                                     --------                             --------
Non-interest bearing deposits             65,935                               58,633
All other liabilities                      3,454                                3,509
Stockholders' Equity                      39,023                               34,351
                                          ------                               ------
Total liabilities and
   shareholders' equity                 $415,062                             $396,495
                                        ========                             ========
Interest spread                                                   4.39%                                 4.43%
                                                                  =====                                 =====
Net interest income-FTE                              $4,750.6                             $4,620.9
                                                     ========                             ========
Net interest margin                                               4.82%                                 4.94%
                                                                  =====                                 =====

(1)

Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $172,000 in 2003 and $199,000 in 2002.

                                              ----------------Year to Date Averages-----------------
                                                     2003                                 2002
                                        Average                               Average
                                        Balance       Interest     Rate       Balance     Interest      Rate
                                        -------       --------     ----       -------     --------      ----
Assets:
Short term investments                 $ 13,404        $ 120.9    1.79%       $ 9,424      $ 128.4     2.71%
Securities:  Taxable                     27,093          560.1    4.13%        38,392        918.3     4.78%
                   Tax-exempt(1)         16,321          566.0    6.94%        17,459        605.9     6.94%
Loans(2)(3)                             335,110       11,392.1    6.78%       301,737     11,518.3     7.61%
                                        -------       --------                -------     --------
Total earning assets/total
interest income                         391,928     $ 12,639.1    6.43%       367,012    $13,170.9     7.16%
                                                    ----------                           ---------
Cash & due from banks                    12,593                                14,163

All other assets                         18,431                                17,260
Allowance for loan loss                 (5,875)                               (5,546)
                                        -------                               -------
   Total assets                        $417,077                              $392,889
                                       ========                              ========
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts                 $172,998        $ 880.4    1.03%      $151,132     $1,130.2     1.51%
Time                                    132,782        2,196.7    3.34%       129,408      2,713.2     4.23%
Short-term borrowings                        82             .3     .71%        10,979        110.4     2.00%
FHLB Notes                                5,346          196.0    7.29%         5,587        204.8     7.29%
                                          -----          -----                  -----        -----
Total interest bearing
liabilities/total interest expense      311,208       $3,273.4    2.12%       297,106     $4,158.6     2.82%
                                                      --------                            --------
Non-interest bearing deposits            63,685                                58,606
All other liabilities                     3,571                                 3,456
Stockholders' Equity                     38,613                                33,721
                                         ------                                ------
Total liabilities and
  shareholders' equity                 $417,077                              $392,889
                                       ========                              ========
Interest spread                                                   4.31%                                4.34%
                                                                  =====                                =====
Net interest income-FTE                               $9,365.7                            $9,012.3
                                                      ========                            ========
Net interest margin                                               4.75%                                4.87%
                                                                  =====                                =====
(1)

Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computations above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $330,000 in 2003 and $409,000 in 2002.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased approximately $344,000 in the second quarter of 2003 compared to that of 2002. The decrease was the result of a 72 basis point reduction in the yield on earning assets. This negative trend was partially offset by a $20,000,000 (5%) growth in average balances of earning assets.

Loan interest decreased approximately $166,000 due to a 85 basis point decrease in interest rates although average balances increased $30,000,000 (10%). The decline in loans rates was the result of overall lower interest rates this year compared to last year and a higher mix of variable rate loans. In particular, the prime interest rate was 4.25% throughout the second quarter of this year compared to 4.75% in the second quarter of 2002. In the second quarter, tax equivalent income on short and long term investments decreased approximately $179,000. The decrease can be attributed to a $9,700,000 decrease in average balances as well as the mix of investments. Taxable investment securities have had considerable runoff as securities with higher yields have prepaid or been called. Yields on short and long term investments decreased by 42 basis points for the three months ended June 30, 2003 over the comparable period last year.

For the first half of the year, tax equivalent interest income decreased approximately $532,000. Loan interest income decreased approximately $126,000. The interest rate earned on loans decreased 83 basis points while average balances increased $33,000,000 (11%). Loan growth was concentrated in the commercial portfolio where balances increased $28,000,000 (11%) on average. Consumer loans had a slight increase of $1,600,000 (5%) while mortgage loans increased $4,300,000 (15%). In addition to the growth in mortgage loans retained in the portfolio, the Bank sold approximately $14,000,000 residential mortgage loans, compared to $9,700,000 in the first half of 2002. For the first six months of the year, income on short and long term investments decreased $406,000 from that earned in the prior year due to a $8,500,000 decrease in average balances and a change in mix as described above, lowering the yields earned by 69 basis points.

Interest Bearing Liabilities/Interest Expense
In the second quarter of 2003, interest expense decreased $474,000 due to a decrease in the interest rate paid of 67 basis points although average balances increased $6,700,000 (2%). Savings and NOW interest expense decreased approximately $198,000. The decrease was due to the interest rate declining 64 basis points as the average balance increased $18,000,000 (12%). Interest on time deposits decreased $177,000 in the second quarter of 2003 over the prior year. The decrease was due to a decrease of 74 basis points in rates paid offset by an increase in the average balance of $7,100,000. In the second quarter of 2003 the Company had average short term borrowings of $155,000 compared to 19,000,000 in the second quarter of 2002. The interest rate averaged less than 1.00% in 2003 compared to 2.02% for the same quarter in 2002 on these borrowings. Management has reduced reliance on third-party funding sources as the maturities and paydowns of investment securities as well as deposit growth have been used to fund loan demand. Included in the average balance for short term borrowings were Fed Funds Purchased, Federal Home Loan Bank of Indianapolis (FHLBI) short term borrowings, and repurchase agreements. Included in FHLB advances are two loans, entered into in 2000, from the FHLBI. One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank’s rate sensitivity position. It is reasonable to expect that part of future loan growth will continue to be funded with FHLBI borrowings.

In the first half of the year, interest expense decreased $885,000 from that of the previous year. Contributing to this decrease was a 70 basis point decrease in rates while average balances of interest bearing liabilities increased $14,000,000 (5%). Savings and NOW interest expense decreased approximately $250,000 because the interest rate decreased 48 basis points although average balances increased $22,000,000 (14%). Interest on time deposits decreased approximately $517,000 because the rate decreased 89 basis points although the average balance increased $3,400,000 (3%). In the first half of 2003, the Bank incurred virtually no interest expense to borrow short term money compared to $110,000 in 2002. The short term borrowings were necessary as loan growth outpaced deposit growth in 2002. The FHLBI advances are discussed above.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short-term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of June 30, 2003, the Company had a $4,400,000 surplus of core basic liquidity.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of June 30, 2003, the Bank had Large Certificates totaling approximately $46,000,000 compared to $44,000,000 at December 31, 2002.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a line of credit of approximately $25,000,000 available at the FHLBI. As of June 30, 2003 approximately $10,300,000 of the line had been used for overnight borrowings and for long term advances, previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity
-------------------------
(dollars in thousands)                              0-3         4-12           1-5           5+
                                                 Months       Months         Years        Years         Total
                                                 ------       ------         -----        -----         -----
Assets:
Loans......................................    $163,663      $50,290      $121,363       $8,728      $344,044
Securities.................................       3,548        9,952        22,928        5,318        41,746
   Short term investments....                     7,948                                                 7,948
                                               --------      -------      --------      -------      --------
      Total rate sensitive assets..........    $175,353      $61,794      $145,261      $14,046      $396,454

Liabilities & Stockholders' Equity:
   Savings & NOW...........................     $79,555            0             0      $49,210      $128,765
   Time....................................      24,316       42,123        67,449          405       134,293
   Other borrowings........................       5,000          261         3,915        1,152        10,328
                                                  -----      -------       -------      -------        ------
      Total rate sensitive liabilities.....    $108,871      $42,384       $71,364      $50,767      $273,386

Rate sensitivity gap and ratios:
   Gap for period..........................     $66,482      $19,410       $73,897    $(36,721)
   Cumulative gap..........................      66,482       85,892       159,789      123,068

Cumulative rate sensitive ratio............        1.61         1.57          1.72         1.45
Dec. 31, 2002 rate sensitive ratio.........        1.35         1.43          1.67         1.25

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of June 30, 2003. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Recently medium and long term treasury rates have increased, however the majority of the Bank’s rate sensitive loans are tied to the prime rate which dropped 25 basis points on June 27, 2003. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses                 Second Quarter                            Year-to-Date
-------------------------         2003                      2002             2003                  2002
(in thousands)                    ----                      ----             ----                  ----
         Total                    $275                        $0             $600                    $0
                                  ====                        ==             ====                    ==

The Company provided a loan loss provision of $275,000 in the second quarter of 2003 having provided no provision in the same period last year. The provision in the second quarter of 2003 is based upon an analysis of losses inherent in the portfolio and other economic factors. Nonperforming loans did not increase significantly during the second quarter of 2003 but continue to be $2,400,000 higher than at December 31, 2002 and $4,900,000 higher than June 30, 2002. Net charge offs for the second quarter of 2003 were $366,000 compared to $326,000 in the same period in 2002. Depressed economic market conditions have had an impact on the loan portfolio and the related allowance and charge offs. If the economy remains sluggish, it is expected to continue to impact the loan portfolio.

Year to date the provision is $600,000 compared to no provision last year. Although loans increased 5% in the first half of the year, management determined that a higher allowance was needed based on the level of risk in the portfolio and the level of nonperforming loans. At June 30, 2003, the allowance for loan loss as a percent of loans was 1.71%, compared to 1.65% a year earlier and 1.77% at December 31, 2002. For the first six months of 2003, the Bank had net charge offs of $512,000, compared to $498,000 in the first half of 2002. Non-accrual, past due 90 days, and renegotiated loans were 1.92% and .51% of total loans outstanding at June 30, 2003 and 2002, respectively, and 1.25% of total loans at December 31, 2002.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $9,800,000 at June 30, 2003, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $3,500,000 of commercial loans separately identified as impaired. Impaired loans totaled $9,300,000 at December 31, 2002. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis.

Subsequent to June 30, 2003 the underlying collateral on a $1.3 million loan classified as impaired was sold. The Bank incurred no loss on this loan and all principal and interest due were satisfied. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,650,000 at June 30, 2003, $2,000,000 at December 31, 2002, and $1,200,000 at June 30, 2002.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table describes nonperforming assets at June 30, 2003 compared to December 31, 2002.

Nonperforming Assets
--------------------                                        June 30,2003                  December 31, 2002
(in thousands)                                              ------------                  -----------------
Non-accrual loans                                                 $5,659                             $3,288
90 days or more past due and still accruing                          839                                809
                                                                     ---                                ---
         Total nonperforming loans                                 6,498                              4,097
Other real estate                                                     95                                738
                                                                      --                                ---
         Total nonperforming assets                               $6,593                             $4,835

Nonperforming loans as a percent of total loans                    1.92%                              1.25%
Loan loss reserve as a percent of nonperforming loans                91%                               141%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 2003 and 2002.

                                                                       Year to date          Year to date
Loans:   (dollars in thousands)                                       June 30, 2003         June 30, 2002
                                                                      -------------         -------------
   Average daily balance of loans for the year to date                    335,110               301,737
   Amount of loans, net of unearned income, outstanding at end
   of the quarter                                                         344,044               312,522
Allowance for loan losses:
   Balance at beginning of year                                             5,794                 5,668
   Loans charged off:
      Real estate                                                               0                     0
      Commercial                                                              498                   493
      Consumer                                                                106                    42
                                                                              ---                    --
         Total charge-offs                                                    604                   535
   Recoveries of loans previously charged off:
      Real estate                                                               0                     0
      Commercial                                                               65                     8
      Consumer                                                                 27                    29
                                                                               --                    --
         Total recoveries                                                      92                    37

Net loans charged off                                                         512                   498
Additions to allowance charged to operations                                  600                     0
                                                                              ---                   ---
         Balance at end of quarter                                         $5,882                $5,170

Ratios:
    Net loans charged off (annualized) to average
    loans outstanding                                                        .30%                  .33%
   Allowance for loan losses to loans outstanding                           1.71%                 1.65%

Non-interest Income                                    Second Quarter                        Year-to-Date
-------------------                                2003              2002               2003              2002
(in thousands)                                     ----              ----               ----              ----
Total                                              $916              $852             $1,853            $1,647
                                                   ====              ====             ======            ======

Non-interest income, which includes service charges on deposit accounts, loan fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $64,000 (8%) in the second quarter of 2003 compared to the same period in the previous year. Gain on the sale of loans increased $49,000 (104%) due to increased volume of residential mortgage sales. In the second quarter of 2003 the Company sold $5,800,000 in residential mortgage loans compared to $2,700,000 in the same period the previous year. Trust fees increased $7,000 (11%) due to higher assets under management. Other income increased $72,000 due to gains on the sale of other real estate owned and the reversal of a reserve for other real estate owned of $45,000. Service charge income decreased approximately $65,000 (9%) primarily the result of an impairment charge for mortgage servicing rights recorded in the second half of 2003 of $145,000.The impairment reserve on capitalized mortgage loan servicing rights totaled $145,000 at June 30, 2003 and was $0 at December 31, 2002 and June 30, 2002. The recording of the impairment reserve was necessary due to a decrease in the value of mortgage servicing rights in 2003 as a result of low mortgage interest rates and higher expected future prepayment speeds. Mortgage servicing rights at June 30, 2003 were $238,000 on approximately $43,400,000 of outstanding mortgages, or 54 basis points.

For the year, non-interest income increased $206,000 (13%). Contributing to the increase was a $39,000 (3%) increase in service charge income primarily the result of increased business offset by the impairment charge for mortgage servicing rights mentioned above. Gains on the sale of loans increased approximately $83,000 (54%) due to increased volume for the year to date, $14,000,000 in the current year compared to $9,700,000 in the previous. Trust fees increased $16,000 (14%) due to higher assets under management. Other income increased $70,000 due to gains on the sale of other real estate and the reserve mentioned above.

Non-interest Expense                                   Second Quarter                        Year-to-Date
--------------------                               2003              2002               2003              2002
(in thousands)                                     ----              ----               ----              ----
Total                                            $3,362            $3,047             $6,580            $5,847
                                                 ======            ======             ======            ======

Non-interest expense increased $315,000 (10%) in the second quarter of 2003 compared to the same period last year. There were increases in salaries and benefits expense of $90,000 (5%) principally due to normal merit increases and higher benefit costs. Occupancy expense increased $12,000 (5%) primarily due to costs associated with higher building service expenses and property taxes. Equipment expense increased $79,000 (37%) due to higher equipment maintenance costs and higher depreciation expense as the result of a new branch and the new operations center. Advertising increased $32,000 (48%) as a result of a deposit promotion campaign in the second quarter of 2003 in the Brighton market. Other expenses also increased $131,000 (50%) due to the write-down of the land held for sale as a result of the current market conditions in the commercial real market. Partially offsetting these increases was a $33,000 (7%) decrease in fees for services due to lower outside consultant fees.

For the first half of the year, non-interest expense increased $733,000 (13%) compared to the prior year. There was a $314,000 (10%) increase in salaries and benefits, made up of a $253,000 (12%) increase in salary expense due to merit increases and additional employees to keep pace with the Bank’s growth in assets, and a $61,000 (34%) increase in payroll taxes and medical insurance expense also related to new employees and higher costs. Occupancy expense was $42,000 (10%) higher due primarily to the new branch in Genoa Township which opened in the second quarter last year and the new operations center which opened in January of 2003. Advertising increased $18,000 (12%) due to promotional efforts for the Brighton market mentioned above. “Other” non-interest expense increased $238,000 (30%) primarily due to the valuation reserve for land held for sale discussed above and increases in computer service fees, postage and telephone. Partially offsetting these increases was a decrease in other professional service fees of $28,000 (5%) due to lower outside consultant fees.

Income Tax Expense                              Second Quarter                        Year-to-Date
--------------------                        2003              2002               2003              2002
(in thousands)                              ----              ----               ----              ----
Total                                       $581              $709             $1,155            $1,393

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital
-------
(in thousands)                                       June 30, 2003                   December 31, 2002
                                                     -------------                   -----------------
Stockholders' Equity*                                      $39,277                             $37,580
Ratio of Equity to Total Assets                              9.17%                               8.93%

*Amounts include securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $627,000 at June 30, 2003 and $676,000 at December 31, 2002.

A financial institution’s capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders’ equity, excluding the securities valuation adjustment, increased $1,746,000 (5%) during the first half of the year. This increase was principally the result of net income earned by the company reduced by dividends paid of $1,075,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at June 30, 2003 was 10.03%, and total risk-based capital was 11.28%. At June 30, 2002 these ratios were 9.45% and 10.71% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 8.70% at June 30, 2003 and 8.25% in 2002. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

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

Contractual Obligations
As of June 30, 2003, December 31, 2002 and June 30, 2002, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,300,000, $3,100,000 and $2,100,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2003, December 31, 2002 and June 30, 2002, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify the definition of a derivative and expand the nature of exemptions from Statement 133. This Statement also clarifies the application of hedge accounting when using certain instruments and the application of paragraph 13 of Statement 133 to embedded derivative instruments in which the underlying is an interest rate. Finally, the Statement modifies the cash flow presentation of derivative instruments that contain financing elements. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, with early adoption encouraged. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 applies to three categories of freestanding financial instruments; mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares. Instruments within the scope of Statement No. 150 must be classified as liabilities in the statement of financial position. Statement No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on the Bank’s results of operations or financial condition.

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
With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13 - 15(e) and 15d - 15(e) for the period ended June 30, 2003, have concluded that, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others in connection with the Company's filing of its second quarter report on Form 10-Q for the period ended June 30, 2003.
(b)	Changes in Internal Controls.
During the fiscal quarter covered by this Report, there have not been any changes in our internal control or financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
The registrant's annual meeting of stockholders was held on April 15, 2003. The stockholders voted on the election of directors.

The following three nominees for the office of director were elected for a term expiring in 2006:

Donald K. Burkel Gary R. Boss Richard F. Hopper

Additionally, the following directors continue in office.

Term expiring in 2004:
W. Rickard Scofield Randolph E. Rudisill Barbara Draper

Term expiring in 2005:
R. Michael Yost Dona Scott Laskey Athena Bacalis James R. McAuliffe

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1 Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2     Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1     Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b) Reports on Form 8-K:

        The company filed a report 8-K on April 17, 2003 under Item 12 regarding the Company's First Quarter 2003 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Barbara Draper Barbara Draper President and Chief Executive Officer /s/ Janice B. Trouba Janice B. Trouba Chief Financial Officer

DATE:  August 13, 2003

EXHIBIT 31.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

I, Barbara Draper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FNBH Bancorp, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:   August 13, 2003

/s/ Barbara Draper Barbara Draper President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

I, Janice B. Trouba, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FNBH Bancorp, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:   August 13, 2003

/s/ Janice B. Trouba Janice B. Trouba Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara Draper, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: August 13, 2003	By:	/s/ Barbara Draper Barbara Draper
	Its:	Chief Executive Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to FNBH Bancorp, Inc. and will be retained by FNBH Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.
Date: August 13, 2003	By:	/s/ Janice B. Trouba Janice B. Trouba
	Its:	Chief Financial Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to FNBH Bancorp, Inc. and will be retained by FNBH Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request