Form 10-Q
period 2003-09-30
FNBH BANCORP INC
filed 2003-11-13
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,165,740 shares of the Company’s Common Stock (no par value) were outstanding as of November 5, 2003.

INDEX

		Page Number
Part I	Financial Information (unaudited):

	Item 1.
	Interim Financial Statements:
	Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002	4
	Consolidated Statements of Income, three months ended
	September 30, 2003 and 2002, and nine months ended
	September 30, 2003 and 2002	5
	Consolidated Statement of Stockholders' Equity and Comprehensive
	Income for three months ended September 30, 2003 and 2002	6
	Consolidated Statement of Stockholders' Equity and Comprehensive
	Income for nine months ended September 30, 2003 and 2002	7
	Consolidated Statements of Cash Flows for nine months ended
	September 30, 2003 and 2002	8

	Notes to Interim Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10

	Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4.
	Controls and Procedures	23

Part II.	Other Information

	Item 6	24

	Signatures	25

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets (unaudited)	September 30	December 31
	2003	2002
Assets
Cash and due from banks	$ 14,233,810	$ 13,389,226
Short term investments	16,748,255	19,649,178

Total cash and cash equivalents	30,982,065	33,038,404

Certificates of deposit	2,522,000	3,880,000
Investment and securities held to maturity, net (fair value of $16,426,000
at Sept. 30, 2003 and $18,011,000 at Dec. 31, 2002)	15,353,839	16,863,210
Investment securities available for sale, at fair value	24,474,194	16,753,001
Mortgage-backed securities held to maturity, net (fair value of
$26,000 at Dec. 31, 2002)	-	26,033
Mortgage-backed securitities available for sale, at fair value	8,596,719	9,924,802
FHLBI and FRB stock, at cost	1,057,450	1,044,250

Total investment securities	49,482,202	44,611,296

Loans:
Commercial	279,834,366	263,002,466
Consumer	34,494,106	33,666,705
Real estate mortgages	33,603,369	31,291,141

Total loans	347,931,841	327,960,312
Less unearned income	905,197	843,052
Less allowance for loan losses	6,014,940	5,794,399

Net loans	341,011,704	321,322,861

Premises and equipment - net	10,983,445	10,256,828
Land and facilities available for sale - net	1,500,765	1,530,290
Other real estate owned, held for sale	65,000	738,206
Accrued interest and other assets	5,389,990	5,308,124

Total assets	441,937,171	420,686,009

Liabilities and Stock holders' Equity
Liabilities
Deposits:
Non-interest bearing demand	69,516,585	62,231,909
NOW	50,500,433	41,423,298
Savings and money market	129,465,883	138,961,869
Time	137,061,424	131,455,135
Brokered certificates of deposit	5,968,458	-

Total deposits	392,512,783	374,072,211
Other borrowings	5,327,708	5,569,255
Accrued interest, taxes, and other liabilities	3,669,069	3,464,929

Total liabilities	401,509,560	383,106,395
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,165,524 shares issued and outstanding at September 30, 2003 and 3,157,798 shares
issued and outstanding at Dec. 31, 2002	5,641,655	5,465,089
Retained earnings	34,589,768	31,685,849
Unearned management retention plan	(207,597)	(247,282)
Accumulated other comprehensive income, net	403,785	675,958

Total stockholders' equity	40,427,611	37,579,614

Total liabilities and stockholders' equity	441,937,171	420,686,009

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income	Three months ended September 30		Nine months ended September 30
Unaudited	2003	2002	2003	2002

Interest and dividend income:
Interest and fees on loans	$5,738,193	$5,797,668	$17,061,171	$ 17,237,662
Interest and dividends on investment securities:
U.S. Treasury and agency securities	226,378	283,918	677,073	940,183
Obligations of state and political subdivisions	190,008	204,750	586,036	632,075
Corporates	47,244	81,485	141,716	314,918
Other securities	97	15,753	15,033	44,340
Interest on certificates and other bank deposits	53,886	50,386	175,381	180,757

Total interest and dividend income	6,255,806	6,433,960	18,656,410	19,349,935

Interest expense:
Interest on deposits	1,353,180	1,833,354	4,430,233	5,676,764
Interest on other borrowings	115,627	151,094	311,968	466,334

Total interest expense	1,468,807	1,984,448	4,742,201	6,143,098

Net interest income	4,786,999	4,449,512	13,914,209	13,206,837

Provision for loan losses	200,000	325,000	800,000	325,000

Net interest income after provision for loan losses	4,586,999	4,124,512	13,114,209	12,881,837

Non-interest income:
Service charges	885,911	747,364	2,309,107	2,131,808
Gain on sale of loans	120,603	96,645	358,736	251,533
Gain on sale/call of investments	-	32,476	3,823	38,745
Trust fees	100,071	45,958	224,503	154,780
Other	2,115	2,601	65,551	(4,408)

Total non-interest income	1,108,700	925,044	2,961,720	2,572,458

Non-interest expense:
Salaries and employee benefits	1,657,018	1,586,229	5,236,658	4,852,057
Net occupancy	241,521	230,603	721,304	668,265
Equipment expense	217,191	207,550	789,666	630,603
Professional and service fees	275,553	272,447	868,107	893,042
Printing and supplies	39,756	69,481	199,273	228,774
Advertising	74,282	73,717	246,017	227,696
Other	476,949	410,108	1,501,438	1,196,854

Total non-interest expense	2,982,270	2,850,135	9,562,463	8,697,291

Income before federal income taxes	2,713,429	2,199,421	6,513,466	6,757,004
Federal income taxes	841,700	662,100	1,996,675	2,055,000

Net income	$1,871,729	$1,537,321	$ 4,516,791	$ 4,702,004

Per share statistics*
Basic EPS	$ 0.59	$ 0.49	$ 1.43	$ 1.49
Diluted EPS	$ 0.59	$ 0.49	$ 1.43	$ 1.49
Dividends	$ 0.17	$ 0.17	$ 0.51	$ 0.458

*Based on average shares outstanding.
See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income
 For the Three Months Ended September 30, 2003 and 2002 (Unaudited)

	Common Stock	Retained Earnings	Unearned Management Retention Plan	Accumulated Other Comprehensive Income	Total

Balances at June 30, 2002	$ 5,435,499	29,620,051	(300,374)	302,364	35,057,540
Amortization of management retention plan			26,546		26,546
Issued 498 shares for employee purchase plan	9,297				9,297
Issued 234 shares for current directors fees	4,603				4,603
Comprehensive income:
Net income		1,537,321			1,537,321
Change in unrealized gain on debt securities
available for sale, net of tax effect				323,017	323,017

Total comprehensive income					1,860,338

Cash dividends (.17¢ per share)		(536,613)			(536,613)

Balance at September 30, 2002	$ 5,449,399	30,620,759	(273,828)	625,381	36,421,711

	Common Stock	Retained Earnings	Unearned Management Retention Plan	Accumulated Other Comprehensive Income (loss)	Total

Balances at June 30, 2003	$ 5,622,202	33,256,070	(228,649)	627,068	39,276,691
Amortization of management retention plan			21,052		21,052
Issued 636 shares for employee purchase plan	13,642				13,642
Issued 241 shares for current directors fees	5,811				5,811
Comprehensive income:
Net income		1,871,729			1,871,729
Change in unrealized gain (loss) on debt securities
available for sale, net of tax effect				(223,283)	(223,283)

Total comprehensive income					1,648,446

Cash dividends (17.0¢ per share)		(538,031)			(538,031)

Balances at September 30, 2003	$ 5,641,655	34,589,768	(207,597)	403,785	40,427,611

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income
 For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	Common Stock	Retained Earnings	Unearned Management Retention Plan	Accumulated Other Comprehensive Income	Total

Balances at December 31, 2001	$ 5,246,770	27,361,215	(231,143)	26,961	32,403,803
Issued 5,246 shares for management retention plan	109,799		(109,799)		-
Amortization of management retention plan			67,114		67,114
Issued 3,468 shares for employee purchase plan	59,877				59,877
Issued 452 shares for current directors fees	9,344				9,344
Issued 1,128 shares for directors' variable fee plan	23,609				23,609
Net income		4,702,004			4,702,004
Change in unrealized gain on debt securities					-
available for sale, net of tax effect				598,420	598,420

Total comprehensive income					5,300,424

Cash dividends (45.75¢ per share)		(1,442,460)			(1,442,460)

Balances at September 30, 2002	$ 5,449,399	30,620,759	(273,828)	625,381	36,421,711

	Common Stock	Retained Earnings	Unearned Management Retention Plan	Accumulated Other Comprehensive Income (loss)	Total

Balances at December 31, 2002	5,465,089	31,685,849	(247,282)	675,958	37,579,614
Issued 3,036 shares for management retention plan	72,454		(72,454)		-
Amortization of management retention plan			112,139		112,139
Issued 2,310 shares for employee stock purchase plan	47,612				47,612
Issued 691 shares for current stock directors fees	16,504				16,504
Issued 1,689 shares for directors' variable fee plan	39,996				39,996
Comprehensive income:
Net income		4,516,791			4,516,791
Change in unrealized gain (loss) on debt securities
available for sale, net of tax effect				(272,173)	(272,173)

Total comprehensive income					4,244,618

Cash dividends (.51¢ per share)	-	(1,612,872)	-	-	(1,612,872)

Balances at September 30, 2003	5,641,655	34,589,768	(207,597)	403,785	40,427,611

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited	Nine months ended September 30
	2003	2002

Cash flows from operating activies:
Net income	$ 4,516,791	$ 4,702,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800,000	325,000
Depreciation and amortization	776,587	657,913
Net amortization on investment securities	105,092	189,448
Earned portion of management retention plan	112,139	67,114
Loss on disposal of equipment	8,958	68
Gain on sale of investments	(3,823)	(38,745)
Gain on sale of loans	(358,736)	(251,533)
Gain on sale of other real estate owned	(22,710)	-
Proceeds from sale of loans	22,327,086	22,093,781
Origination of loans held for sale	(22,551,120)	(23,080,013)
Proceeds from sale of other real estate owned, held for sale	760,916	-
(Increase) in accrued interest income and other assets	(117,341)	(1,349,413)
Increase in accrued interest, taxes, and other liabilities	344,440	23,735

Net cash provided by operating activities	6,698,279	3,339,359

Cash flows from investing activities:
Purchases of available for sale securities	(13,960,659)	(6,035,081)
Purchases of held to maturity securities	(234,270)	-
Purchases/Stock dividend FHLBI stock	(13,200)	(211,500)
Proceeds from sales of available for sale securities	-	7,788,507
Proceeds from maturities and calls of available for sale securities	2,000,000	4,000,000
Proceeds from mortgage-backed securities paydowns-available for sale	5,052,453	3,024,230
Proceeds from maturities and calls of held to maturity securities	1,745,000	1,316,175
Proceeds from mortgage-backed securities paydowns-held to maturity	26,028	35,772
Purchases of brokered CDs	(1,089,000)	-
Maturity of brokered CDs	2,447,000	485,000
Purchase of loans	-	(1,671,644)
Net increase in loans	(19,906,073)	(30,121,215)
Capital expenditures	(1,512,162)	(1,595,105)

Net cash used in investing actitities	(25,444,883)	(22,984,861)

Cash flows from financing activities:
Net increase in deposits	12,472,114	1,252,258
Increase in brokered CDs	5,968,458	2,037,000
Increase in borrowings	-	4,000,000
Payments on FHLB note	(241,547)	(223,656)
Shares issued for employee purchase and directors compensation	104,112	92,830
Dividends paid	(1,612,872)	(1,442,460)

Net cash provided by financing activities	16,690,265	5,715,972

Net decrease in cash and cash equivalents	(2,056,339)	(13,929,530)

Cash and cash equivalents at beginning of year	33,038,404	34,642,995

Cash and cash equivalents at end of period	$ 30,982,065	$ 20,713,465

Supplemental disclosures:
Interest paid	$ 3,298,242	$ 5,902,952
Federal income taxes paid	1,740,000	1,846,000
Loans transferred to other real estate	95,000	1,285,018
Loans charged off	726,959	684,918

See notes to interim consolidated financial statements.

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

1.     In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2003, and consolidated results of operations for the three months and nine months ended September 30, 2003 and 2002 and consolidated cash flows for the nine months ended September 30, 2003 and 2002.

2.     The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

5.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $5,830,000 at September 30, 2003, $4,501,000 at September 30, 2002, and $4,097,000 at December 31, 2002. (See Management’s Discussion and Analysis of financial condition and results of operations).

6.     Basic and dilutive earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

	Third Quarter		Year to Date
	2003	2002	2003	2002
Net income	$1,871,729	$1,537,321	$4,516,791	$4,702,004
Shares outstanding (basic)	3,164,895	3,156,551	3,161,846	3,151,208
Dilutive shares	_______0	_______0	_______0	_______0
Shares outstanding (diluted)	3,164,895	3,156,551	3,161,846	3,151,208
Earnings per share:
Basic EPS	$ .59	$ .49	$ 1.43	$ 1.49
Diluted EPS	$ .59	$ .49	$ 1.43	$ 1.49

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months and nine months ended September 30, 2003 and 2002, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

Earnings (in thousands	Third Quarter		Year-to-Date
except per share data)	2003	2002	2003	2002

Net income	$1,872	$1,537	$4,517	$4,702
Net Income per Share	$ .59	$ .49	$ 1.43	$ 1.49

Net income for the three months ended September 30, 2003 increased approximately $335,000 (21.8%) compared to the same period last year. In the third quarter of the current year net interest income increased $337,000 (7.6%), the provision for loan losses decreased $125,000 (38.5%) and non-interest income also increased $184,000 (19.9%). Slightly offsetting these favorable variances was an increase in non-interest expenses of $132,000 (4.6%) and a higher provision for federal income taxes of $180,000 (27.1%).

Net income for the first nine months of the year decreased $185,000 (3.9%) from that reported last year. Contributing to the decline in 2003 earnings was a provision for loan losses of $800,000 in 2003 compared to $325,000 in 2002 as well as an increase in non-interest expense of $865,000 (9.9%). Partially offsetting these decreases in income were increases of $707,000 (5.4%) in net interest income, increased non-interest income of $389,000 (15.1%) and a decrease of $58,000 (2.8%) in the provision for federal income tax.

Net Interest Income	Third Quarter		Year-to-Date
(in thousands)	2003	2002	2003	2002

Interest Income	$6,256	$6,434	$18,656	$19,350
Interest Expense	1,469	1,984	4,742	6,143

Net Interest Income	$4,787	$4,450	$13,914	$13,207

The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

TABLE 1
INTEREST YIELDS AND COSTS (in thousands)
September 30, 2003 and 2002

	----------Third Quarter Averages----------
	2003			2002
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments	$ 14,693	$ 53.5	1.43%	$ 5,559	$ 50.4	3.55%
Securities: Taxable	28,759	273.7	3.81%	33,684	381.1	4.53%
Tax-exempt (1)	15,551	273.7	7.04%	16,776	289.2	6.89%
Loans(2)(3)	345,352	5,773.6	6.56%	316,032	5,838.4	7.23%

Total earnings assets/total interest income	404,301	$ 6,374.5	6.20%	372,051	$ 6,559.1	6.91%

Cash & due from banks	14,101			15,113
All other assets	18,118			19,081
Allowance for loan loss	(5,889)			(5,178)

Total Assets	$ 430,631			$ 401,067

Liabilities and
Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts	$ 172,674	$ 295.3	0.68%	$ 150,241	$ 571.3	1.51%
Time	134,971	1,057.9	3.11%	133,344	1,262.0	3.75%
Short term borrowings	4,946	17.3	1.37%	10,216	48.9	1.87%
FHLB Advances	5,328	98.3	7.22%	5,569	102.2	7.18%

Total interest bearing liabilities/total interest expense	317,919	$ 1,468.8	1.83%	299,370	$ 1,984.4	2.63%

Non-interest bearing deposits	69,133			62,085
All other liabilities	3,592			4,215
Stockholders' Equity	39,987			35,937

Total liabilities and shareholders' equity	$ 430,631			$ 401,607

Interest spread			4.37%			4.28%

Net interest income-FTE		$ 4,905.7			$ 4,574.7

Net interest margin			4.76%			4.80%

(1) Average yield in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $212,000 in 2003 and $165,000 in 2002.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2003 and 2002

	----------Year to Date Averages----------
	2003			2002
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments	$ 13,820	$ 174.4	1.68%	$ 8,445	$ 178.5	2.79%
Securities: Taxable	27,654	833.8	4.02%	36,805	1,300.9	4.71%
Tax -exempt (1)	16,062	842.7	7.00%	17,229	895.3	6.93%
Loans(2)(3)	338,562	17,165.7	6.70%	306,544	17,356.5	7.49%

Total earnings assets/total
interest income	396,098	$ 19,016.6	6.35%	369,023	$ 19,731.2	7.08%

Cash & due from banks	13,101			14,483
All other assets	18,325			17,954
Allowance for loan loss	(5,879)			(5,422)

Total Assets	$ 421,645			$ 396,038

Liabilities and
Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts	$ 172,889	$ 1,175.7	0.91%	$ 150,735	$ 1,701.5	1.51%
Time	133,519	3,254.6	3.26%	130,728	3,975.2	4.07%
Short term borrowings	1,721	17.6	1.35%	10,722	159.3	1.99%
FHLB Advances	5,340	294.3	7.27%	5,581	307.1	7.26%

Total interest bearing liabilities/total interest expense	313,469	$ 4,742.2	2.02%	297,766	$ 6,143.1	2.76%

Non-interest bearing deposits	65,563			59,826
All other liabilities	3,549			3,680
Stockholders' Equity	39,064			34,766

Total liabilities and shareholders' equity	$ 421,645			$ 396,038

Interest spread			4.33%			4.32%

Net interest income-FTE		$ 14,274.4			$ 13,588.1

Net interest margin			4.75%			4.85%

(1) Average yield in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $542,000 in 2003 and $574,000 in 2002.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased approximately $185,000 in the third quarter of 2003 compared to that of 2002. The decrease was the result of a 71 basis point reduction in the yield on earning assets. This negative trend was partially offset by a $32,250,000 (9%) growth in average balances of earning assets.

Loan interest decreased approximately $65,000 due to a 67 basis point decrease in interest rates although average balances increased $29,000,000 (9%). The decline in loans rates was the result of overall lower interest rates this year compared to last year and a higher mix of variable rate loans. In particular, the prime interest rate was 4.00% throughout the third quarter of this year compared to 4.75% in the third quarter of 2002. In the third quarter, tax equivalent income on investments decreased approximately $123,000. The decrease can be attributed to a $6,000,000 decrease in average balances as well as the mix of investments. Taxable investment securities have had considerable runoff as securities with higher yields have prepaid or been called. Yields on investments decreased by 37 basis points for the three months ended September 30, 2003 compared to last year. In the third quarter of 2003, short term investments increased $9,000,000 from the comparable period in 2002, however the yield is 212 basis points lower. The increase in volume is the result of a temporary increase in deposits due to summer tax collections.

For the first nine months of the year, tax equivalent interest income decreased approximately $715,000. Loan interest income decreased approximately $191,000. The interest rate earned on loans decreased 79 basis points while average balances increased $32,000,000 (10%). Loan growth was concentrated in the commercial portfolio where balances increased $27,000,000 (11%) on average. Consumer loans had a slight increase of $1,100,000 (3%) while mortgage loans increased $4,000,000 (14%). In addition to the growth in mortgage loans retained in the portfolio, the Bank sold approximately $22,102,000 residential mortgage loans, compared to $14,700,000 in the first nine months of 2002. For the first nine months of the year, income on short and long term investments decreased $524,000 from that earned in the prior year due to a $5,000,000 decrease in average balances and a change in mix as described above, lowering the yields earned by 78 basis points.

Interest Bearing Liabilities/Interest Expense
In the third quarter of 2003, interest expense decreased $516,000 due to a decrease in the interest rate paid of 80 basis points although average balances increased $18,500,000 (6%). Savings and NOW interest expense decreased approximately $276,000. The decrease was due to the interest rate declining 83 basis points as the average balance increased $22,000,000 (15%). Interest on time deposits decreased $204,000 in the third quarter of 2003 over the prior year. The decrease was due to a decrease of 64 basis points in rates paid offset by an increase in the average balance of $1,600,000. In the third quarter of 2003 the Company had average short term borrowings of $4,946,000 compared to $10,216,000 in the third quarter of 2002. The interest rate averaged 1.37% in 2003 compared to 1.87% for the same quarter in 2002 on these borrowings. Management has reduced reliance on third-party funding sources as the maturities and paydowns of investment securities as well as deposit growth, including the issuance of brokered certificates of deposit, have been used to fund loan demand.

Included in the average balance for short term borrowings were Fed Funds Purchased, Federal Home Loan Bank of Indianapolis (FHLBI) short term borrowings, and repurchase agreements. Included in FHLB advances are two loans, entered into in 2000, from the FHLBI. One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank’s rate sensitivity position. Future loan growth may be funded with FHLBI borrowings.

In the first nine months of the year, interest expense decreased $1,401,000 from that of the previous year. Contributing to this decrease was a 74 basis point decrease in rates while average balances of interest bearing liabilities increased $15,700,000 (5%). Savings and NOW interest expense decreased approximately $526,000 because the interest rate decreased 60 basis points although average balances increased $22,000,000 (15%). Interest on time deposits decreased approximately $721,000 because the rate decreased 81 basis points although the average balance increased $2,800,000 (2%). In the first nine months of 2003, the Bank incurred $18,000 of expense to borrow short term money compared to $159,000 in 2002. The short term borrowings were necessary as loan growth outpaced deposit growth in 2002. The FHLBI advances are discussed above.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short-term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of September 30, 2003, the Company had an $18,900,000 surplus of core basic liquidity.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of September 30, 2003, the Bank had Large Certificates totaling approximately $52,000,000 compared to $44,000,000 at December 31, 2002. In the third quarter, the bank issued $5,969,000 in brokered certificates through a dealer to help fund loan growth. Included in the issuance were $2,380,000 maturing in March 2004, $1,218,000 maturing in September 2004 and $2,371,000 maturing in September 2005.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a line of credit of approximately $35,000,000 available at the FHLBI. As of September 30, 2003 approximately $5,300,000 of the line had been used and for long term advances, previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity
(dollars in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$165,941	$47,574	$121,690	$11,822	$347,027
Securities	3,198	14,559	24,676	6,438	48,871
Brokered CDs	1,067	485	970	-	2,522
Short term investments	16,748	--0--	--0--	--0--	16,748

Total rate sensitive assets	$186,954	$62,618	$147,336	$ 18,260	$415,168

Liabilities & Stockholders' Equity:
Savings & NOW	$ 80,348	-	-	$ 99,618	$179,966
Time	21,133	56,978	64,484	434	143,029
Other borrowings	75	231	4,469	553	5,328

Total rate sensitive liabilities	$101,556	$57,209	$68,953	$100,605	$328,323

Rate sensitivity gap and ratios:
Gap for period	$85,398	$5,409	$78,383	$(82,345)
Cumulative gap	85,398	90,807	169,190	86,845

Cumulative rate sensitive ratio	1.84	1.57	1.74	1.26

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of September 30, 2003. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses	Third Quarter		Year-to-Date
(in thousands)	2003	2002	2003	2002

Total	$200	$325	$800	$325

The Company provided a loan loss provision of $200,000 in the third quarter of 2003 having provided a provision of $325,000 in the same period last year. The provision in the third quarter of 2003 is based upon an analysis of losses inherent in the portfolio and other economic factors. Nonperforming loans did decrease from that at June 30, 2003, but continue to be $1,733,000 higher than at December 31, 2002 and $1,329,000 higher than September 30, 2002. Net charge offs for the third quarter of 2003 were $67,500 compared to $91,800 in the same period in 2002. Depressed economic market conditions have had an impact on the loan portfolio and the related allowance and charge offs. If the economy remains sluggish, it is expected to continue to impact the loan portfolio.

Year to date the provision is $800,000 compared to $325,000 last year. At September 30, 2003, the allowance for loan loss as a percent of loans was 1.73%, compared to 1.70% a year earlier and 1.77% at December 31, 2002. For the first nine months of 2003, the Bank had net charge offs of $579,000, compared to $589,000 during the first nine months of 2002. Due to events arising subsequent to September 30, 2003, the Bank took a $440,000 charge off in October 2003 on two impaired loans. As of September 30, 2003, $125,000 had been specifically reserved for these loans. These charge offs will have an impact on the determination of the provision for loan losses in the fourth quarter of 2003. Non-accrual, past due 90 days, and renegotiated loans were 1.68% and 1.41% of total loans outstanding at September 30, 2003 and 2002, respectively, and 1.25% of total loans at December 31, 2002.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $9,200,000 at September 30, 2003, and included non-accrual, and past due 90 days other than homogenous residential and consumer loans, and $4,500,000 of commercial loans separately identified as impaired. Impaired loans totaled $9,300,000 at December 31, 2002. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management's assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,650,000 at September 30, 2003, $2,000,000 at December 31, 2002, and $1,500,000 at September 30, 2002.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table describes nonperforming assets at September 30, 2003 compared to December 31, 2002.

Nonperforming Assets
(in thousands)	September 30, 2003	December 31, 2002

Non-accrual loans	$4,963	$3,288
90 days or more past due and still accruing	867	809

Total nonperforming loans	5,830	4,097
Other real estate	65	738

Total nonperforming assets	$5,895	$4,835

Nonperforming loans as a percent of total loans	1.68%	1.25%
Loan loss reserve as a percent of nonperforming loans	103%	141%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 2003 and 2002.

Loans: (dollars in thousands)	Year to date Sept. 30, 2003	Year to date Sept. 30, 2002

Average daily balance of loans for the year to date	338,562	306,544
Amount of loans, net of unearned income,
outstanding at endof the quarter	347,027	318,721
Allowance for loan losses:
Balance at beginning of year	5,794	5,668
Loans charged off:
Real estate	0	0
Commercial	544	598
Consumer	182	87

Total charge-offs	726	685
Recoveries of loans previously charged off:
Real estate	0	0
Commercial	100	32
Consumer	47	64

Total recoveries	147	96

Net loans charged off	579	589
Additions to allowance charged to operations	800	325

Balance at end of quarter	$ 6,015	$ 5,404

Ratios:
Net loans charged off (annualized) to average
loans outstanding	.23%	.26%
Allowance for loan losses to loans outstanding	1.73%	1.70%

Non-interest Income	Third Quarter		Year-to-Date
(in thousands)	2003	2002	2003	2002

Total	$1,109	$925	$2,962	$2,572

Non-interest income, which includes service charges on deposit accounts, loan fees, trust fees, other operating income, and gain (loss) on sale of assets, increased by $184,000 (19.9%) in the third quarter of 2003 compared to the same period in the previous year. Gain on the sale of loans increased $24,000 (24.8%) due to increased volume of residential mortgage sales. In the third quarter of 2003 the Company sold $8,081,000 in residential mortgage loans compared to $4,900,000 in the same period the previous year. In light of recent increases in mortgage interest rates, mortgage loan sales and the related gains are expected to significantly decrease in the fourth quarter. Trust fees increased $54,000 (117.7%) due to higher assets under management and approximately $40,000 of non-recurring fee income collected in 2003. Service charge income increased approximately $139,000 (18.5%) primarily the result of an increase volume of business and in particular higher non-sufficient funds fees.

For the year, non-interest income increased $389,000 (15.1%). Contributing to the increase was a $177,000 (8.3%) increase in service charge income primarily the result of increased business offset by the impairment charge for mortgage servicing rights recorded in second quarter of 2003. Gains on the sale of loans increased approximately $107,000 (42.6%) due to increased volume for the year to date, $22,102,000 in the current year compared to $14,700,000 in the previous. Trust fees increased $70,000 (45%) due to higher assets under management and non-recurring fees collected in 2003. Other income increased $70,000 due to gains on the sale of other real estate and the reversal of a reserve for other real estate of $45,000.

Non-interest Expense	Third Quarter		Year-to-Date
(in thousands)	2003	2002	2003	2002

Total	$2,982	$2,850	$9,562	$8,697

Non-interest expense increased $132,000 (4.6%) in the third quarter of 2003 compared to the same period last year. There were increases in salaries and benefits expense of $71,000 (4.5%) principally due to normal merit increases and higher benefit costs. Occupancy expense increased $11,000 (4.7%) primarily due to costs associated with higher building service expenses and property taxes. Equipment expense increased $10,000 (4.6%) due to higher equipment maintenance costs and higher depreciation expense as the result of the new operations center. Other expenses also increased $67,000 (16.3%) due primarily to increased computer service fees.

For the first nine months of the year, non-interest expense increased $865,000 (9.9%) compared to the prior year. There was a $385,000 (7.9%) increase in salaries and benefits, made up of a $347,000 (10.6%) increase in salary expense due to merit increases and additional employees to keep pace with the Bank’s growth in assets, and a $38,000 (2.4%) increase in payroll taxes and medical insurance expense also related to new employees and higher costs. Occupancy expense was $53,000 (17.9%) higher due primarily to the new branch in Genoa Township which opened in the second quarter last year and the new operations center which opened in January of 2003. Advertising increased $18,000 (8.0%) due to promotional efforts for the Brighton market. “Other” non-interest expense increased $305,000 (25.4%) primarily due to the valuation reserve for land held for sale and increases in computer service fees, postage and telephone.

Partially offsetting these increases was a decrease in other professional service fees of $25,000 (2.8%) due to lower outside consultant fees and lower printing and supplies costs of $30,000 (12.9%).

Income Tax Expense	Third Quarter		Year-to-Date
(in thousands)	2003	2002	2003	2002

Total	$842	$662	$1,997	$2,055

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital
(in thousands)	September 30, 2003	December 31, 2002

Stockholders' Equity*	$40,428	$37,580
Ratio of Equity to Total Assets	9.14%	8.93%

*Amounts include securities valuation adjustments recorded under Statement of Financial Accounting Standards No. 115 amounting to $404,000 at September 30, 2003 and $676,000 at December 31, 2002.

A financial institution’s capital ratio is looked upon by the regulators and the public as an indication of its soundness. Stockholders’ equity, excluding the securities valuation adjustment, increased $3,120,000 (8.5%) during the first nine months of the year. This increase was principally the result of net income earned by the company reduced by dividends paid of $1,613,000.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at September 30, 2003 was 10.27%, and total risk-based capital was 11.52%. At September 30, 2002 these ratios were 9.81% and 11.07% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 8.76% at September 30, 2003 and 8.53% in 2002. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

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

Contractual Obligations
As of September 30, 2003, December 31, 2002 and September 30, 2002, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,300,000, $3,100,000 and $2,800,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2003, December 31, 2002 and September 30, 2002, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS 150”) which requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations of the issuer. SFAS 150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent’s financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on our financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a significant impact on our financial condition or results or operations.

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
With the participation of management, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13 – 15(e) and 15d – 15(e) for the period ended September 30, 2003, have concluded that, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others in connection with the Company’s filing of its third quarter report on Form 10-Q for the period ended September 30, 2003.
(b)	Changes in Internal Controls.
During the fiscal quarter covered by this Report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1 Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2 Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1 Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)     Reports on Form 8-K:
              The company filed a report 8-K on July 20, 2003 under Item 12 regarding the Company’s Second Quarter 2003 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/ Barbara Draper

Barbara Draper
President and Chief Executive Officer

/s/ Janice B. Trouba

Janice B. Trouba
Chief Financial Officer

DATE: November 7, 2003

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

Date: November 7, 2003

/s/ Barbara Draper

Barbara Draper Chief Executive Officer

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting

Date: November 7, 2003

/s/ Janice B. Trouba

Janice B. Trouba Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara Draper, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)      The quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)      The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.

Date: November 7, 2003
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
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)      The quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)      The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

FNBH BANCORP, INC.

Date: November 7, 2003
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