Form 10-K
period 2003-12-31
FNBH BANCORP INC
filed 2004-03-15
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

———————————————

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-25752

FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2869722 (I.R.S. Employer Identification No.)

101 East Grand River, Howell, Michigan 48843
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (517)546-3150

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

———————————————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [__]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [__]
The aggregate market value of common stock held by nonaffiliates as of June 30, 2003, was $78,325,013.
As of March 1, 2004 there were outstanding 3,169,204 shares of the Company’s common stock (no par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement and appendix for the Annual Meeting of Shareholders to be held April 21, 2004 are incorporated by reference into Parts I, II and III of this report.

PART I

        Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the times such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, factors set forth below in this Report generally, and certain economic and business factors, some of which may be beyond the control of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

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

        The Bank was originally organized in 1934 as a national banking association. As of March 1, 2004, the Bank had approximately 135 full-time and part-time employees. None of the Bank’s employees is subject to collective bargaining agreements. The Company does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population especially in the southeast quadrant of the county, primarily attributable to growth around the City of Brighton.

        On November 26, 1997 H.B. Realty Co., a subsidiary of the Company, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

        The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler’s checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $37,400,000, of which $32,100,000 is available, and $5,300,000 is funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.

        The Bank’s deposits are generated in the normal course of business and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2003, the Bank’s certificates of deposit of $100,000 or more constituted approximately 14% of total deposit liabilities. The Bank’s deposits are primarily from its service area and the Bank does not seek or encourage large deposits from outside the area.

        The Company’s cash revenues are derived primarily from dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 79% of total revenues for the period ended December 31, 2003 and for the period ended December 31, 2002. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 8% of total revenues in 2003 and 9% of total revenues in 2002. Revenues were also generated from deposit service charges and other financial service fees.

        The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2003, 33% of outstanding loans were for either commercial or residential construction or development. Forty-six percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 97%, mature within five years of issuance. Approximately $4,400,000 in loans (or about 3% of the Bank’s total loan portfolio) have fixed rates with maturities exceeding five years. Fifty-seven percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $143,100,000 in certificates, $98,000,000 mature within a year, with the majority of the balance maturing within a five year period.

        Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved under each lending officer’s authority. Loan requests in excess of $500,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for its review and approval.

        As described in more detail below, the Bank’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 2003, was 34% asset sensitive, compared to 43% asset sensitive at December 31, 2002. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7a below.

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

        The portfolio must be coordinated with the overall asset/liability management of the balance sheet. The use of the investment portfolio for market oriented trading activities or speculative purposes are expressly prohibited unless otherwise approved by the Board of Directors. Investments are acquired for which the Bank has both the ability and intent to hold to maturity. Specific limits determine the types, maturities, and amounts of securities the Bank intends to hold. Guidelines on liquidity requirements, as well as an acknowledgement of the Bank’s credit profile and capital position may affect the Bank’s ability to hold securities to maturity. It is not the intention of management to profit from short term securities price movements. Business reasons for securities purchases and sales will be noted at the time of the transaction. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.

Bank Competition

        The Bank has nine offices within the five communities it serves, all of which are located in Livingston County, Michigan. Four of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, its principal competitors are Fifth Third Bank, National City Bank, Republic Bank, and Standard Federal. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Company. Among the principal competitors in the communities in which the Bank operates, the Bank is the only locally owned financial institution. Based on deposit information as of June 30, 2003, the Bank holds approximately 23.32% of local deposits, compared to approximately 15.57% held by Fifth Third Bank, approximately 11.06% held by National City, approximately 10.18% held by Republic Bank, and approximately 7.95% held by Standard Federal. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains six branch offices, National City Bank operates seven branch offices, Republic Bank has five branch offices, and Standard Federal has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.

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

Growth of Company

        The following table sets forth certain information regarding the growth of the Company:

	Balances as of December 31, (in thousands)
	2003	2002	2001	2000	1999

Total Assets	$449,818	$420,686	$392,978	$348,363	$296,419
Loans, Net of Unearned Income	347,086	327,117	286,280	255,414	209,952
Securities	55,435	44,611	55,989	39,311	50,598
Noninterest-Bearing Deposits	69,234	62,232	62,938	55,253	47,980
Interest-Bearing Deposits	329,839	311,840	288,731	254,961	221,210
Total Deposits	399,073	374,072	351,669	310,214	269,190
Shareholders' Equity	41,235	37,580	32,404	28,887	25,312

        Through 2003, the Bank operated seven branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, and the sixth is a grocery store branch, located west of downtown Howell. In December of 2003, the Bank opened a new branch in Green Oak Township, which is 11 miles south west of downtown Howell. As of December 31, 2003, this new branch had approximately $1,700,000 in deposits. In the time period presented, all of the Bank’s branches grew due to general growth in the county.

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

        The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public securities markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act. The Company’s securities are not listed for trading on any national or regional securities exchange.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	10% or above 8% or above Less than 8% Less than 6% --	6% or above 4% or above Less than 4% Less than 3% --	5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2003, each of the Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

I SELECTED STATISTICAL INFORMATION

(A)     Distribution of Assets, Liabilities, and Shareholders’ Equity:

(B)     Interest Rates and Interest Differential:

        The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2003, 2002, and 2001.

        Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank’s interest margin decreased 9 basis points in 2003 as a result of a decrease of 69 basis points in yield on earning assets, partially offset by a decrease of 72 basis points in the interest cost on deposits. In 2002 the interest margin decreased 11 basis points due to an 121 basis point decrease in yield on earning assets offset by a 141 basis point decrease in interest cost.

Yield Analysis of Consolidated Average Assets and Liabilities (dollars in thousands)

		2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Short term investments	$9,625	$103.4	1.07%	$3,522	$57.4	1.63%	$19,924	$770.6	3.87%
Certificates of deposit	3,135	109.2	3.48%	5,424	177.7	3.28%	929	26.9	2.90%
Securities:
Taxable	29,550	1,205.2	4.08%	34,869	1,614.7	4.63%	24,075	1,372.0	5.70%
Tax-exempt	15,845	1,109.0	7.00%	17,109	1,186.9	6.94%	18,415	1,246.4	6.77%
Loans(1)(2)	340,384	22,805.8	6.70%	311,060	23,197.8	7.46%	270,776	24,182.3	8.93%

Total earning assets and total
interest income	398,539	$25,332.7	6.36%	371,984	$26,234.5	7.05%	334,119	$27,598.2	8.26%

Cash & due from banks	13,018			14,641			13,634
All other assets	6,591			17,723			15,320
Allowance for loan loss	5,871			(5,436)			(5,614)

Total assets	$424,019			$398,912			$357,459

Liabilities and
Shareholders' Equity
Interest bearing deposits:
Savings, money market, NOW	$172,611	$1,468.5	.85%	$153,651	$2,286.0	1.49%	$128,257	$3,007.8	2.35%
Time	135,842	4,288.9	3.16%	131,019	5,154.8	3.93%	131,527	7,427.4	5.65%
Short term borrowings	1,300	17.7	1.37%	8,430	167.6	1.99%	-	-	-
FHLB advances	5,337	391.7	7.34%	5,578	408.8	7.23%	5,801	425.9	7.23%

Total interest bearing
liabilities and total interest
expense	$315,090	$6,166.9	1.96%	298,678	$8,017.2	2.68%	265,585	$10,861.1	4.09%

Non-interest bearing deposits	65,719			61,223			57,166
All other liabilities	3,671			3,925			3,641
Shareholders' Equity	39,539			35,086			31,067

Total liabilities and
shareholders' equity	$424,019			$398,912			$357,459

Interest spread			4.40%			4.37%			4.17%

Net interest income-FTE		$19,165.9			$18,217.3			$16,737.1

Net interest margin			4.81%			4.90%			5.01%

(1)	Included in average daily loan balances are non-accruing loans with average balances of $4,751,000 in 2003, $2,322,000 in 2002, and $1,612,000 in 2001.

(2)	Interest on loans includes origination fees totaling $720,000 in 2003, $750,000 in 2002, and $790,000 in 2001.

(C)     The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

	Year ended December 31, 2003 compared to Year ended December 31, 2002 Amount of Increase/(Decrease) due to change in			Year ended December 31, 2002 compared to Year ended December 31, 2001 Amount of Increase/(Decrease) due to change in
	Volume	Average Rate	Total Amount of Increase/ (Decrease)	Volume	Average Rate	Total Amount of Increase/ (Decrease)
Interest Income:
Short term investments	$99	$(53)	$46	$(634)	$(79)	$(713)
Certificates of deposit	(75)	6	(69)	130	20	150
Securities:
Taxable	(246)	(163)	(409)	615	(372)	243
Tax Exempt	(88)	10	(78)	(88)	29	(59)
Loans	2,187	(2,579)	(392)	3,597	(4,582)	(985)

Total interest income	$1,877	$(2,779)	$(902)	$3,620	$(4,984)	$(1,364)
Interest Expense:
Interest bearing deposits:
Savings/NOW accounts .	$282	$(1,100)	$(818)	$595	$(1,317)	$(722)
Time	190	(1,055)	(865)	(29)	(2,244)	(2,273)
Short term borrowings	(142)	(8)	(150)	168	0	168
FHLB & other borrowings	(18)	1	(17)	(16)	(1)	(17)

Total interest expense	$312	$(2,162)	$(1,850)	$718	$(3,562)	$(2,844)

Net interest income (FTE)	$1,565	$(616)	$948	$2,902	$(1,422)	$1,480

The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II INVESTMENT PORTFOLIO

        (A)     The following table sets forth the book value of securities at December 31:

	(in thousands)
	2003	2002	2001

Held to maturity:
States and political subdivisions	15,051	16,863	17,979
Mortgage-backed securities	0	26	78

Total	$15,051	$16,889	$18,057
Available for sale:
U.S. Treasury	$0	$0	$2,019
U.S. Government agencies	22,151	12,032	9,569
Corporate securities	4,637	4,721	12,828
Mortgage-backed securities	12,513	9,925	12,683
FRB Stock	44	44	44
FHLB Stock	1,039	1,000	789

Total	$40,384	$27,722	$37,932

        (B)     The following table sets forth contractual maturities of securities at December 31, 2003 and the weighted average yield of such securities:

	(dollars in thousands)
	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity
States and political
subdivisions	$3,115	7.46%	$9,148	7.01%	$2,788	6.79%

Tax equivalent adjustment
for calculations of yield	$70		$206		$63

Available for sale
U.S. Agency	$8,104	4.01%	$13,089	3.40%	$958	4.40%
Corporate bonds	3,556	3.62%	1,081	6.00%
Mortgage backed securities			3,814	5.13%	5,853	4.22%	2,846	3.74%
FRB Stock							44	6.00%
FHLB Stock							1,039	3.76%

Total	$11,660	3.89%	$17,984	3.92%	$6,811	4.25%	$5,939	3.77%

        The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt Rate	Adjustment	Rate on Tax Equivalent Basis
Under 1 year	5.21%	2.25%	7.46%
1-5 years	4.76%	2.25%	7.01%
5-10 years	4.54%	2.25%	6.79%

        Additional statistical information concerning the Bank’s securities portfolio is incorporated by reference in Note 3 of the Company’s Consolidated Financial Statements for the year ended December 31, 2003 included in the Appendix to the Company’s definitive proxy statement, relating to the April 21, 2004, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to the Report).

III LOAN PORTFOLIO

        (A)     The table below shows loans outstanding at December 31:

	(dollars in thousands)
	2003	2002	2001	2000	1999

Secured by real estate:
Residential first mortgage	$46,845	$37,202	$27,456	$31,328	$29,904
Residential home equity/other junior liens	13,999	11,184	8,066	9,999	7,822
Construction and land development	54,554	49,516	42,221	35,020	23,375
Commercial	165,464	153,720	118,191	105,041	89,809
Consumer	25,842	25,261	22,719	20,700	16,811
Commercial	33,947	43,276	59,602	45,239	38,891
Other	7,366	7,801	8,870	8,897	4,043

Total Loans (Gross)	$348,017	$327,960	$287,125	$256,224	$210,655

        The loan portfolio is periodically reviewed and the results of these reviews are reported to the Company’s Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to assist the Bank in evaluating the adequacy of the allowance for loan losses.

        (B)     The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2003 which, based on remaining scheduled repayments of principal, are in the periods indicated.

	Maturing (dollars in thousands)
	Within one year	After one but within five years	After five years	Total
Real estate construction & land development	$25,207	$28,536	$733	$54,477
Real estate other (secured by commercial &
multi-family)	24,914	130,456	10,094	165,464
Commercial (secured by business assets or
Unsecured)	14,373	16,843	2,732	33,948
Other (loans to farmers, political
Subdivisions, & overdrafts)	1,852	1,780	3,734	7,366

Totals	$66,347	$177,615	$17,293	$261,255

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity (dollars in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$97,580	$80,035
Due after five years	8,516	8,777

    (C)     Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

	(dollars in thousands)
	2003	2002	2001	2000	1999

Nonperforming Loans:
Nonaccrual loans	$4,293	$3,288	$2,636	$608	$173
Loans past due 90 days or more	0	809	361	209	4

Total nonperforming loans	$4,293	$4,097	$2,997	$817	$177

Percent of total loans	1.24%	1.25%	1.04%	.32%	.08%

        Additional information concerning nonperforming loans, the Bank’s nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference to Note 4 of the Company’s Consolidated Financial Statements for the year ended December 31, 2003 included in the Appendix III to the Company’s definitive proxy statement, relating to the April 21, 2004, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

        There were no other interest bearing assets, at December 31, 2003, that would be required to be disclosed under Item III(C), if such assets were loans.

        The loan portfolio has no significant concentrations in any one industry. There were no foreign loans outstanding at December 31, 2003.

IV SUMMARY OF LOAN LOSS EXPERIENCE

        (A)     The following table sets forth loan balances and summarizes the changes in the allowance for loan losses, which is the Company’s critical accounting policy, for each of the years ended December 31:

	(dollars in thousands)
	2003	2002	2001	2000	1999

Loans:
Average daily balance of loans for the year	$340,384	$311,060	$270,776	$238,697	$198,448
Amount of loans (gross) outstanding at end
of the year	348,017	327,960	287,125	256,224	210,655
Allowance for loan losses:
Balance at beginning of year	5,794	5,668	5,193	4,483	3,958
Loans charged off:
Real estate	0	0	0	0	0
Commercial	1,014	598	322	526	322
Consumer	269	169	195	83	164

Total charge-offs	1,283	767	517	609	486
Recoveries of loans previously charged off:
Real estate	0	0	0	0	35
Commercial	112	177	47	79	98
Consumer	65	91	45	40	38

Total recoveries	177	268	92	119	171

Net loans charged off	1,106	499	425	490	315
Additions to allowance charged to operations	1,270	625	900	1,200	840

Balance at end of year	$5,958	$5,794	$5,668	$5,193	$4,483
Ratios:
Net loans charged off to average loans
outstanding	.32%	.16%	.16%	.21%	.16%
Allowance for loan losses to loans
outstanding	1.72%	1.77%	1.97%	2.03%	2.13%

        (B)     The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(dollars in thousands)
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$5,520	80.1%	$5,166	80.2%	$2,244	79.1%	$4,725	77.0%	$3,803	77.6%
Consumer	335	10.1%	406	10.3%	160	11.3%	315	12.2%	441	11.8%
Real Estate	103	9.8%	222	9.5%	26	9.6%	153	10.8%	239	10.6%

Unallocated					3,238

Total	$5,958	100%	$5,794	100%	$5,668	100%	$5,193	100%	$4,483	100%

V DEPOSITS

        The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(dollars in thousands)
	2003		2002		2001
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

Non-interest bearing demand	$65,719		$61,223		$57,166
Savings, money market and NOW	172,611.85%		153,651	1.49%	128,257	2.35%
Time deposits	135,842	3.16%	131,019	3.93%	131,527	5.65%

Total	$374,172	1.54%	$345,893	2.15%	$316.950	3.29%

        The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2003 is incorporated by reference to Note 9 of the Company’s Consolidated Financial Statements for the year ended December 31, 2003 included in the Appendix to the Company’s definitive proxy statement, relating to the April 21, 2004, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

VI RETURN ON EQUITY AND ASSETS

        The ratio of net income to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2003	2002	2001	2000	1999

Net income as a percent of:
Average common equity	14.90%	17.97%	16.80%	18.76%	15.05%
Average total assets	1.39%	1.58%	1.46%	1.63%	1.33%

        Additional performance ratios are set forth in “Selected Financial Data” included in the Appendix to the Company’s definitive proxy statement, relating to the April 21, 2004, Annual Meeting of Shareholders and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Appendix to the Company’s definitive proxy statement, relating to the April 21, 2004, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

VII SHORT-TERM BORROWING

        The information required in this item is not applicable for this Company.

Item 2 — Properties

        The Bank operates from nine facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Company are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains three branches in Howell at 5990 East Grand River, 4299 East Grand River, and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan, 8080 Challis Road, Brighton Michigan, 760 South Grand Avenue, Fowlerville, Michigan, 10700 Highland Road, Hartland, Michigan, and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for fifteen years, expiring September 2007. The average lease payment over the remaining life of the lease is $3,888 monthly.

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

Item 4 — Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Additional Item —Executive Officers

        Executive officers of the Company are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Company, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

        The following table sets forth certain information with respect to the Company’s executive officers as of December 31, 2003:

Name (Age)	Position with Company	First Selected as an Officer of the Company
Barbara Draper (57) Herbert W. Bursch (51) Nancy Morgan (53) Janice B.Trouba (42) James Wibby (53)	President, Chief Executive
Officer, and Director of the
Company and the Bank
Senior Vice President, Chief
Operating Officer, of the Company
and the Bank
Senior Vice President, Human
Resources of the Bank
Senior Vice President, Chief
Financial Officer, of the Bank
Senior Vice President, Senior
	Lender, of the Bank	1983 1999 1988 2002 1997

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

        There is not an established trading market for the Company’s Common Stock. Information regarding its market price can be obtained on the internet at nasdaq.com, symbol FNHM. There is one market maker for the stock. There are occasional direct sales by shareholders of which the Company’s management is generally aware. It is the understanding of the management of the Company that over the last two years, the Company’s Common Stock has sold at a premium to book value. From January 1, 2002, through December 31, 2003, there were, so far as the Company’s management knows, a total of 351,484 shares of the Company’s Common Stock sold. The price was reported to management in some of these transactions; however there may have been other transactions involving the Company stock at prices not reported to management. During 2003, the highest and lowest prices known to management involving sales of more than 200 shares were $31.00 and $23.00 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on March 2, 2004 at a price of $27.00 per share.

        As of March 1, 2004, there were approximately 955 holders of record of the Company’s Stock. The following table sets forth the range of high and low sales prices of the Company’s Common Stock during 2002 and 2003, based on information made available to the Company, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

        Sales price, for sales involving more than 200 shares, and dividend information for the years 2002 and 2003:

	Sales Prices		Cash Dividends Declared
2002	High	Low
First Quarter	$22.50	$21.50	$0.13
Second Quarter	$21.50	$19.50	$0.16
Third Quarter	$23.00	$21.25	$0.17
Fourth Quarter	$25.00	$22.49	$0.17

2003	High	Low
First Quarter	$25.00	$23.00	$0.17
Second Quarter	$25.00	$24.00	$0.17
Third Quarter	$31.00	$24.00	$0.17
Fourth Quarter	$27.50	$25.25	$0.17

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

Item 6 – Selected Financial Data

        The information set forth under the caption “Summary Financial Data” on page 62 of Appendix III to the Company’s definitive proxy statement, as filed with the Commission relating to the April 21, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 51 through 62 of Appendix III to the Company’s definitive proxy statement, as filed with the Commission and relating to the April 21, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7a – Quantitative and Qualititative Disclosures about Market Risk

        Included in Management’s Discussion and Analysis

Item 8 – Financial Statements and Supplementary Data

        The following consolidated financial statements and supplementary data of the Company appear on pages 20 through 50 of Appendix III to the Company’s definitive Proxy Statement, relating to the April 21, 2004 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as Exhibit 13 to this report on Form 10-K:

         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders’ Equity and Comprehensive Income
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statement Independent Auditors’ Report
         Quarterly financial data relating to results of operations for the years ended December 31, 2003 and 2002 are reported on page 48 of Appendix III

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        By letter dated December 30, 2003, KPMG LLP (“KPMG”) declined to stand for re-election as the Registrant’s independent auditors, following the completion by KPMG of the audit of the Registrant’s financial statements as of and for the year ended December 31, 2003, and the issuance of its report thereon. The Registrant’s Audit Committee was informed of the decision, but the Audit Committee did not recommend or approve that decision by KPMG. The Registrant has not yet engaged a new independent auditor.

        KPMG’s reports on the Registrant’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the past two fiscal years and through the date of Registrant’s receipt of the above-referenced letter from KPMG (the “Reporting Period”), there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its reports on the Registrant’s consolidated financial statements. Also, during the Reporting Period, there were no reportable events as described in Item 304(a)(1)(v) of the Securities and Exchange Commission’s Regulation S-K.

        The Company has provided a copy of the foregoing statements to KPMG. A copy of KPMG’s letter to the Securities and Exchange Commission stating its agreement with such statements was filed as Exhibit 16 to the Registrant’s Current Report dated December 30, 2003, as amended.

Item 9A – Controls and Procedures

        With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31,2003, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2003.

        There were no significant changes to the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2003, that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10 – Directors and Executive Officers of the Registrant

Directors

        The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Election of Directors” on pages 1 and 2 of the Company’s definitive proxy statement, as filed with the Commission relating to the April 21, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

        The information called for by this item is contained in Part I of this Form 10-K Report.

We have adopted a Code of Ethics for our chief executive officer and senior financial officers. A copy of our Code of Ethics is available upon request by writing to the Company’s chief financial officer at 101 East Grand River, Howell, Michigan 48843.

Item 11 – Executive Compensation

        The information set forth under the caption “Summary Compensation Table” on pages 6 and 7 of the Company’s definitive proxy statement, as filed with the Commission relating to the April 21, 2004 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” on page 5 and 6 and “Shareholder Return Performance Graph” on page 9 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption “Ownership of Common Stock” on pages 8 of the Company’s definitive proxy statement, as filed with the Commission relating to the April 21, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

        The following information is provided under Item 201(d):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted - average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	295,225 (1)

    (1)        Includes 170,776 shares available under the Long Term Incentive Plan, 78,751shares available under the Compensation Plan for Nonemployee Directors and 45,698 shares included under the Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions

        The information set forth under the caption “Certain Transactions with Management” on page 7 and 8 of the Company’s definitive proxy statement, as filed with the Commission relating to the April 21, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

        The information set forth under the caption “Audit Matters and Our Relationship with Our Independent Public Accountants” on page 5 of the Company’s definitive proxy statement, as filed with the Commission relating to the April 21, 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)	1.	Financial Statements

All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix III to the Registrant’s Definitive Proxy Statement, relating to the April 21, 2004 Annual Meeting of Shareholders, a copy of which is filed as Exhibit 13 to this Report on Form 10-K.

2.	Financial Statement Schedules Not applicable.

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)	Reports on Form 8-K

The Company filed a report 8-K on October 3, 2003 under Item 9 regarding the retirement of the Company’s CEO, Barbara Draper. The Company also filed a report 8-K on October 20, 2003 under Item 12 regarding the Company’s Third Quarter 2003 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 13, 2004.

FNBH BANCORP, INC.

/s/ Barbara Draper
———————————————
Barbara Draper, President & Chief Executive Officer
(Principal Executive Officer)

/s/ Janice B. Trouba
———————————————
Janice B. Trouba, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who’s signature appears below, hereby appoints Barbara Draper and Janice B. Trouba, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

/s/ W. Rickard Scofield
———————————————
W. Rickard Scofield, Chairman of the Board

/s/ Donald K. Burkel
———————————————
Donald K. Burkel, Vice Chairman of the Board

/s/ Athena Bacalis
———————————————
Athena Bacalis, Director

/s/ Gary R. Boss
———————————————
Gary R. Boss, Director

/s/ Herbert W. Bursch
———————————————
Herbert W. Bursch, Director

/s/ Barbara Draper
———————————————
Barbara Draper, Director

/s/ Harry E. Griffith
———————————————
Harry E. Griffith, Director

/s/ Richard F. Hopper
———————————————
Richard F. Hopper, Director

/s/ Dona Scott Laskey
———————————————
Dona Scott Laskey, Director

/s/ James R. McAuliffe
———————————————
James R. McAuliffe, Director

/s/ Randolph E. Rudisill
———————————————
Randolph E. Rudisill, Director

/s/ R. Michael Yost
———————————————
R. Michael Yost, Director

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

(13)	Appendix III to the Company's Proxy Statement, for the Annual Meeting of Shareholders to be held April 21, 2004, representing pages 19-62 of that Appendix III to that Proxy Statement incorporated by reference in this report. This Appendix will also be filed with the Commission as part of the Company's Proxy Statement and will be delivered to Company shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended

(21)	Subsidiaries of the Registrant

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number 3.1 3.2 3.3 4 10.1 10.2 10.3 10.4

Restated Articles of Incorporation of the
Registrant

Amendment to the Company's Articles of
Incorporation to Increase Authorized Shares

Bylaws of the Registrant

Form of Registrant's Stock Certificate

Material Contracts:

Howell Branch Lease Agreement

Company's Long Term Incentive Plan*

FNBH Bancorp Inc. Employees' Stock
Purchase Plan

Amended and Restated Compensation
Plan for Nonemployee Directors*
Original Filing Form and Date

Exhibit 3.1 of Form 10, effective
June 30, 1995 ("Form 10")

Appendix I of Proxy Statement
dated March 17, 1998

Exhibit 3.2 of Form 10

Exhibit 4 of Form 10

Exhibit 10.2 to Form 10

Appendix II of Proxy Statement
dated March 17, 1998

Exhibit 4 to Registration
Statement on Form S-8 (Reg. No. 333-46244)

Appendix II of Proxy Statement
dated March 15, 2002

*Represents a compensation plan

Exhibit 13

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Financial Statements

Period Ended December 31, 2003

(With Independent Auditors’ Report Thereon)

FNBH BANCORP, INC. AND SUBSIDIARIES

KPMG LLP
Suite 1200
150 West Jefferson
Detroit, MI 48226-4429

Independent Auditors’ Report

The Board of Directors and Stockholders
FNBH Bancorp, Inc.:

We have audited the consolidated balance sheets of FNBH Bancorp, Inc. and subsidiaries (Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

January 16, 2004

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002

Cash and cash equivalents:
Cash and due from banks	$16,035,121	13,389,226
Short-term investments	16,848,371	19,649,178

Total cash and cash equivalents	32,883,492	33,038,404
Certificates of deposit	1,553,000	3,880,000
Investment securities held to maturity, net (fair value of
$16,006,625 in 2003 and $18,010,672 in 2002)	15,051,293	16,863,210
Investment securities available for sale, at fair value	26,787,863	16,753,001
Mortgage-backed securities held to maturity, net (fair value
of $26,173 in 2002)	--	26,033
Mortgage-backed securities available for sale, at fair value	12,513,486	9,924,802
FHLBI and FRB stock, at cost	1,082,750	1,044,250

Total investment and mortgage-backed securities	55,435,392	44,611,296
Loans:
Commercial	278,637,521	263,002,466
Consumer	35,002,556	33,666,705
Real estate mortgage	34,377,031	31,291,141

Total loans	348,017,108	327,960,312
Less unearned income	(931,453)	(843,052)
Less allowance for loan losses	(5,958,375)	(5,794,399)

Net loans	341,127,280	321,322,861
Bank premises and equipment, net	11,910,399	10,256,828
Land held for sale, net	1,400,290	1,530,290
Other real estate owned, held for sale	65,000	738,206
Accrued interest income and other assets	5,443,555	5,308,124

Total assets	$449,818,408	420,686,009

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders' Equity	2003	2002

Deposits:
Demand (non-interest bearing)	$69,233,515	62,231,909
NOW	46,056,749	41,423,298
Savings and money market accounts	140,639,653	138,961,869
Time	137,174,926	131,455,135
Brokered certificates of deposit	5,968,458	--

Total deposits	399,073,301	374,072,211

Other borrowings	5,327,708	5,569,255
Accrued interest, taxes, and other liabilities	4,181,918	3,464,929

Total liabilities	408,582,927	383,106,395

Commitments and contingencies

Stockholders' equity:
Common stock, $0 par value. Authorized 4,200,000 shares;
issued and outstanding 3,168,931 shares and 3,157,798 shares
at December 31, 2003 and 2002, respectively	5,725,898	5,465,089
Retained earnings	35,425,699	31,685,849
Unearned long term incentive plan	(222,652)	(247,282)
Accumulated other comprehensive income, net	306,536	675,958

Total stockholders' equity	41,235,481	37,579,614

Total liabilities and stockholders' equity	$449,818,408	420,686,009

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest and dividend income:
Interest and fees on loans	$22,666,583	23,040,432	24,018,140
Interest and dividends on investment and mortgage-backed
securities:
U.S. Treasury and agency securities	975,069	1,188,802	1,167,648
Obligations of state and political subdivisions	770,269	836,703	904,026
Corporate bonds	188,463	365,785	143,071
Other securities	41,759	61,650	61,269
Interest on certificates of deposit and other bank deposits	109,201	177,677	30,300
Interest on short-term investments	104,818	58,618	770,588

Total interest and dividend income	24,856,162	25,729,667	27,095,042

Interest expense:
Interest on deposits	5,757,465	7,440,794	10,435,255
Interest on other borrowings	409,389	576,449	425,859

Total interest expense	6,166,854	8,017,243	10,861,114

Net interest income	18,689,308	17,712,424	16,233,928

Provision for loan losses	1,270,000	625,000	900,000

Net interest income after provision
for loan losses	17,419,308	17,087,424	15,333,928

Noninterest income:
Service charges and other fee income	3,136,077	2,973,691	2,642,886
Trust income	287,344	202,595	176,729
Gain on sale of loans	373,516	415,454	228,111
Gain on sale/call of investments	3,823	36,570	--
Other	73,376	(7,710)	71,989

Total noninterest income	3,874,136	3,620,600	3,119,715

Noninterest expenses:
Salaries and employee benefits	7,048,376	6,445,184	5,955,251
Net occupancy expense	957,710	890,605	776,503
Equipment expense	1,008,275	866,409	830,322
Professional and service fees	1,240,923	1,276,489	1,357,989
Printing and supplies	275,999	327,284	255,892
Advertising	304,588	348,572	249,293
Other	2,012,239	1,621,000	1,635,481

Total noninterest expenses	12,848,110	11,775,543	11,060,731

Income before Federal income taxes	8,445,334	8,932,481	7,392,912

Federal income taxes	2,554,437	2,628,650	2,173,300

Net income	$5,890,897	6,303,831	5,219,612

Basic and diluted net income per share	$1.86	2.00	1.66

Cash dividends per share	0.680	0.628	0.60

See accompanying notes to consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
and Comprehensive Income

Years ended December 31, 2003, 2002, and 2001

	Common stock	Retained earnings	Unearned long term incentive plan	Accumulated other comprehensive income (loss)	Total

Balances at December 31, 2000	$5,025,476	24,027,158	(183,188)	17,189	28,886,635
Issued 6,438 shares for long term incentive plan	135,198	--	(135,198)	--	--
Retired 790 shares from long term incentive plan	(16,450)	--	16,450	--	--
Issued 5,606 shares for employee stock purchase plan	102,546	--	--	--	102,546
Amortization of long term incentive plan	--	--	70,793	--	70,793
Comprehensive income:
Net income	--	5,219,612	--	--	5,219,612
Changes in unrealized gain on securities
available for sale, net of tax	--	--	--	9,772	9,772

Total comprehensive income	5,229,384
Cash dividends ($0.60 per share)	--	(1,885,555)	--	--	(1,885,555)

Balances at December 31, 2001	5,246,770	27,361,215	(231,143)	26,961	32,403,803
Issued 5,246 shares for long term incentive plan	109,799	--	(109,799)	--	--
Issued 686 shares for current directors' fees	14,483	--	--	--	14,483
Issued 3,988 shares for employee stock purchase plan	70,428	--	--	--	70,428
Issued 1,128 shares for directors' variable fee plan	23,609	--	--	--	23,609
Amortization of long term incentive plan	--	--	93,660	--	93,660
Comprehensive income:
Net income	--	6,303,831	--	--	6,303,831
Changes in unrealized gain on securities
available for sale, net of tax	--	--	--	648,997	648,997

Total comprehensive income	6,952,828
Cash dividends ($0.628 per share)	--	(1,979,197)	--	--	(1,979,197)

Balances at December 31, 2002	5,465,089	31,685,849	(247,282)	675,958	37,579,614
Issued 4,482 shares for long term incentive plan	110,137	--	(110,137)	--	--
Issued 907 shares for current directors' fees	21,954	--	--	--	21,954
Issued 4,055 shares for employee stock purchase plan	88,722	--	--	--	88,722
Issued 1,689 shares for directors' variable fee plan	39,996	--	--	--	39,996
Amortization of long term incentive plan	--	--	134,767	--	134,767
Comprehensive income:
Net income	--	5,890,897	--	--	5,890,897
Changes in unrealized gain on securities
available for sale, net of tax	--	--	--	(369,422)	(369,422)

Total comprehensive income	5,521,475
Cash dividends ($0.68 per share)	--	(2,151,047)	--	--	(2,151,047)

Balances at December 31, 2003	$5,725,898	35,425,699	(222,652)	306,536	41,235,481

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Cash flows from operating activities:
Net income	$5,890,897	6,303,831	5,219,612
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,270,000	625,000	900,000
Depreciation and amortization	992,986	897,800	863,911
Deferred Federal income tax benefit	(118,597)	(1,300)	(89,400)
Net amortization on investment securities	126,508	239,341	68,024
Earned portion of long term incentive plan	134,767	93,660	70,793
Loss on disposal of equipment	8,958	4,518	554
Gain on sale/call of investments	(3,823)	(36,570)	--
Gain on sale of other real estate owned	(22,710)	--	--
Gain on sale of loans	(373,516)	(415,454)	(228,111)
Proceeds from sale of loans	23,486,120	30,465,662	16,869,945
Origination of loans held for sale	(22,524,120)	(30,948,790)	(17,945,804)
Proceeds from sale of other real estate	760,916	546,812	--
(Increase) decrease in accrued interest
income and other assets	48,167	(672,538)	76,923
Increase (decrease) in accrued interest,
taxes, and other liabilities	906,988	17,599	(155,045)

Net cash provided by operating
activities	10,583,541	7,119,571	5,651,402

Cash flows from investing activities:
Purchases of available-for-sale securities	(22,783,210)	(6,035,081)	(33,024,189)
Proceeds from sales of available-for-sale
securities	--	7,788,508	--
Proceeds from maturities of available-for-sale
securities	3,500,000	4,390,000	14,000,000
Repayments from mortgage-backed securities
available for sale	5,977,649	5,061,306	901,553
Purchases of held-to-maturity securities	(234,270)	(203,250)	--
Proceeds from maturities and calls of held-to-
maturity securities	2,046,100	1,316,175	892,000
Repayments from mortgage-backed securities
held to maturity	26,028	51,835	499,872
Purchases of certificates of deposit	(1,187,000)	--	(5,917,000)
Maturity of certificates of deposit	3,514,000	2,037,000	--
Purchase of FHLBI stock	(38,500)	(211,500)	--
Purchase of loans	(3,000,000)	(3,116,728)	(1,192,540)
Net increase in loans	(18,662,903)	(38,059,057)	(28,145,232)
Capital expenditures	(2,655,515)	(2,052,498)	(1,732,370)

Net cash used in investing activities	(33,497,621)	(29,033,290)	(53,717,906)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Cash flows from financing activities:
Net increase in deposits	$19,032,632	22,403,461	41,454,932
Increase in brokered certificates of deposit	5,968,458	--	--
Payments on other borrowings	(241,547)	(223,656)	(207,089)
Dividends paid	(2,151,047)	(1,979,197)	(1,885,555)
Shares issued for employee stock purchase
plan and directors' compensation	150,672	108,520	102,546

Net cash provided by financing
activities	22,759,168	20,309,128	39,464,834

Net decrease in cash and
cash equivalents	(154,912)	(1,604,591)	(8,601,670)

Cash and cash equivalents at beginning of year	33,038,404	34,642,995	43,244,665

Cash and cash equivalents at end of year	$32,883,492	33,038,404	34,642,995

Supplemental disclosures:
Interest paid	$6,168,253	8,239,097	11,064,961
Federal income taxes paid	2,460,000	2,628,000	2,357,000
Supplemental schedule of noncash investing
and financing activities:
Loans transferred to other real estate	95,000	1,285,018	--
Loans charged off	1,282,563	767,302	517,165

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly owned subsidiaries, First National Bank in Howell (including its wholly owned subsidiary FNBH Mortgage Company LLC) and H.B. Realty Co. All significant intercompany balances and transactions have been eliminated.

First National Bank in Howell (Bank) is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler’s checks, night depository, safe deposit box, U.S. Savings Bonds, and trust services. The Bank serves primarily five communities – Howell, Brighton, Green Oak Township, Hartland, and Fowlerville – all of which are located in Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.

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

(a)	Cerrtificates of Deposit

Brokered certificates of deposit are purchased periodically from other financial institutions in denominations of less than $100,000. These investments are fully insured by the FDIC. Brokered CD’s are not marketable, and there is a penalty for early withdrawal.

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

Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading securities are included in noninterest income.

Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security.

8	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Management reviews for other-than-temporary impairments and records identified impairments, if any, as a component of noninterest income.

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

9	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

Real estate held for sale is recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Subsequent declines in estimated fair value and/or disposal costs are recorded as a component of noninterest expense.

(g)	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed on the straight-line method, are charged to operations over the estimated useful lives of the assets.

10	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(h)	Federal Income Taxes

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

(i)	Stock-Based Compensation

At December 31, 2003 and 2002, the Bank has two stock-based compensation plans, which are described more fully in notes 16 and 17.

(j)	Statements of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold and other short-term investments.

(k)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. The Bank reports comprehensive income within the statement of stockholders’ equity. Comprehensive income includes net income and any changes in equity from nonowner sources that bypass the income statement.

(l)	Earnings Per Share

Earnings per share of common stock are based on the weighted average number of common shares outstanding during the year.

(m)	Stock Split

The Corporation issued a 2-for-1 stock split, payable as a dividend of one share for each share of its stock held of record July 1, 2002 paid July 10, 2002. The 2-for-1 split has been retroactively applied to all share and per-share information for 2001.

(o)	Reclassification

Certain reclassifications of 2002 and 2001 information have been made to conform to the current year presentation.

(2)	Certificates of Deposit

At December 31, 2003, the scheduled maturities of brokered certificates were:

Maturing in 2004	$1,553,000

$1,553,000

11	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(3)	Investment and Mortgage-Backed Securities

A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2003 follows:

	Held to maturity		Available for sale
	Amortized cost	Approximate fair value	Amortized cost	Approximate fair value

U.S. Treasury and agency
securities $	--	--	21,985,556	22,151,003
Obligations of state and
political subdivisions	15,051,293	16,006,625	--	--
Corporate bonds	--	--	4,514,599	4,636,860

	15,051,293	16,006,625	26,500,155	26,787,863
Mortgage-backed securities	--	--	12,336,459	12,513,486

	$15,051,293	16,006,625	38,836,614	39,301,349

A summary of unrealized gains and losses on investment and mortgage-backed securities at December 31, 2003 follows:

	Held to maturity		Available for sale
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agency
securities $	--	--	325,413	159,966
Obligations of state and
political subdivisions	957,246	1,914	--	--
Corporate bonds	--	--	122,261	--
Mortgage-backed securities	--	--	183,728	6,701

	$957,246	1,914	631,402	166,667

As of and for the year ended December 31, 2003, the Corporation had no other-than-temporary impairments. The securities held by the Corporation at December 31, 2003 with unrealized losses were all collateralized by the U.S. Government and its agencies. The unrealized loss has existed for less than 12 months and is caused by market interest rate movements.

12	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to maturity		Available for sale
	Amortized cost	Approximate fair value	Amortized cost	Approximate fair value

Due in one year or less	$3,115,340	3,174,341	11,505,883	11,660,092
Due after one year through
five years	9,147,796	9,798,561	14,017,621	14,170,240
Due after five years through
ten years	2,788,157	3,033,723	976,650	957,531

	15,051,293	16,006,625	26,500,154	26,787,863
Mortgage-backed securities	--	--	12,336,459	12,513,486

	$15,051,293	16,006,625	38,836,613	39,301,349

A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2002 follows:

	Held to maturity		Available for sale
	Amortized cost	Approximate fair value	Amortized cost	Approximate fair value

U.S. Treasury and agency
securities $	--	--	11,489,812	12,031,911
Obligations of state and
political subdivisions	16,863,210	18,010,672	--	--
Corporate bonds	--	--	4,560,635	4,721,090

	16,863,210	18,010,672	16,050,447	16,753,001
Mortgage-backed securities	26,033	26,173	9,603,198	9,924,802

	$16,889,243	18,036,845	25,653,645	26,677,803

13	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

A summary of unrealized gains and losses on investment and mortgage-backed securities at December 31, 2002 follows:

	Held to maturity		Available for sale
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agency
securities	$--	--	542,099	--
Obligations of state and
political subdivisions	1,148,157	695	--	--
Corporate bonds	--	--	160,455	--
Mortgage-backed securities	140	--	321,604	--

	$1,148,297	695	1,024,158	--

The amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to maturity		Available for sale
	Amortized cost	Approximate fair value	Amortized cost	Approximate fair value

Due in one year or less	$1,398,117	1,414,819	1,503,448	1,547,791
Due after one year through
five years	10,147,958	10,853,259	14,546,999	15,205,210
Due after five years through
ten years	5,317,135	5,742,594	--	--

	16,863,210	18,010,672	16,050,447	16,753,001
Mortgage-backed securities	26,033	26,173	9,603,198	9,924,802

	$16,889,243	18,036,845	25,653,645	26,677,803

Proceeds on sale/calls of available-for-sale securities totaled approximately $3,500,000, $7,789,000, and $0 during 2003, 2002, and 2001, respectively; gross realized gains of $4,587, $38,000, and $0 and gross realized losses of $764, $6,000, and $0 were recorded as a result of sales of available-for-sale securities during 2003, 2002, and 2001.

14	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders’equity at December 31, 2003 and 2002 are as follows:

	2003		2002
	Amortized cost	Approximate fair value	Amortized cost	Approximate fair value

State of Michigan	$9,183,802	9,738,000	9,803,413	10,457,000

Investment securities, with an amortized cost of approximately $1,848,000 at December 31, 2003 and $1,803,000 at December 31, 2002, were pledged to secure public deposits and for other purposes as required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB). The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $1,038,500 and $1,000,000 as of December 31, 2003 and 2002, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2003 and 2002, respectively, is a requirement for the Bank’s membership in the Federal Reserve System.

(4)	Loans

Loans on nonaccrual amounted to $4,292,889, $3,288,000, and $2,636,000, at December 31, 2003, 2002, and 2001, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $320,000, $181,000, and $220,000 of interest income would have been recognized in 2003, 2002, and 2001, respectively. The Bank had no troubled-debt restructured loans at December 31, 2003 and 2002.

Details of past-due and nonperforming loans follow:

	90 days past due and still accruing		Nonaccrual
	2003	2002	2003	2002

Commercial and mortgage
loans secured by real estate	$--	763,000	4,253,075	2,931,000
Consumer loans	--	3,000	24,882	70,000
Commercial and other loans	--	43,000	14,932	287,000

	$--	809,000	4,292,889	3,288,000

Impaired loans totaled $9.6 million, $9.3 million, and $8.7 million at December 31, 2003, 2002, and 2001, respectively. Specific reserves relating to these loans were $1.6 million, $2.0 million, and $1.6 million at December 31, 2003, 2002, and 2001, respectively. These reserves were calculated in accordance with SFAS No. 114.

15	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Cash receipts received and recognized as income on impaired loans approximated $308,000, $409,000, and $550,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Average impaired loans for the years ended December 31, 2003, 2002, and 2001 were approximately $9.6 million, $8.8 million, and $6.8 million, respectively.

Loans serviced for others were approximately $59.4 million, $64.5 million, and $58.3 million at December 31, 2003, 2002, and 2001, respectively.

The Bank capitalized $140,000, $171,000, and $92,000 in mortgage servicing rights and incurred approximately $94,000, $70,000, and $52,000 in related amortization expense during 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, these mortgage servicing rights had a gross book value of $380,000 and $335,000 and fair value of approximately $375,000 and $350,000, respectively. The weighted average amortization period for mortgage servicing rights capitalized in 2003 is approximately 10 years. Mortgage loans with mortgage servicing rights capitalized totaled approximately $43.2 million at December 31, 2003 and $43.7 million at December 31, 2002. The valuation allowance for capitalized mortgage servicing rights was $137,000 at December 31, 2003, and no valuation allowance was considered necessary as of December 31, 2002.

Estimated aggregate amortization expense relating to the Bank’s mortgage servicing rights as of December 31, 2003 is as follows:

Year
2004	$90,000
2005	72,000
2006	56,000
2007	46,000
2008	38,000
2009 and thereafter	78,000

$380,000

Included in real estate loans at December 31, 2003 and 2002 were approximately $0 and $728,000, respectively, of fixed-rate mortgage loans held for sale. The Bank enters into forward commitments to sell these loans into the secondary market prior to origination. Additionally, the Bank had 45-day forward commitments to sell mortgages as of December 31, 2003, which had not yet been funded. These commitments approximated $200,000.

16	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(5)	Allowance for Loan Losses

The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001:

	2003	2002

Balance at beginning of year	$5,794,399	5,667,906
Provision charged to operations	1,270,000	625,000
Loans charged off	(1,282,563)	(767,302)
Recoveries of loans charged off	176,539	268,795

Balance at end of year	$5,958,375	5,794,399

(6)	Bank Premises and Equipment

A summary of bank premises and equipment, and related accumulated depreciation and amortization, at December 31, 2003 and 2002 follows:

	2003	2002

Land and land improvements	$3,041,082	2,642,691
Bank premises	10,008,044	8,675,995
Furniture and equipment	6,263,188	5,623,251

	19,312,314	16,941,937
Less accumulated depreciation and amortization	(7,401,915)	(6,685,109)

	$11,910,399	10,256,828

(7)	Land Held for Sale

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

The Bank also reduced the carrying cost of the land held for sale by approximately $130,000, $0, and $0, during 2003, 2002, and 2001, respectively, to provide for estimated disposal costs and/or decline in estimated market value. This charge was included as a component of noninterest expense.

(8)	Other Real Estate Owned

At December 31, 2003, the Bank owned two foreclosed properties with a lower of cost or market value of $65,000. Costs to maintain the properties are included as a component of noninterest expense. A gain or loss will be recognized upon the sale of the properties, which will be included as a component of noninterest income or expense.

17	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

In February 2002, the Bank foreclosed on real estate containing partially completed condominiums, which the Bank held as collateral for a $1.4 million commercial loan. At the time of foreclosure, approximately $100,000 was charged off against the allowance for loan losses to bring the property to its estimated fair market value less estimated disposal costs. During 2003 and 2002, the collateral was completely sold, and a gain of $23,000 was included as a component of noninterest income in 2003.

(9)	Time Certificates of Deposit

At December 31, 2003, the scheduled maturities of time deposits with a remaining term of more than one year were:

Year of maturity:
2005	$27,689,309
2006	2,952,074
2007	8,728,454
2008	3,061,853
2009 and thereafter	436,972

$42,868,662

Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001

Three months or less	$16,246,970	10,445,148	21,009,465
Three through six months	9,652,578	3,361,174	14,435,441
Six through twelve months	16,862,463	3,499,887	5,355,211
Over twelve months	11,349,341	26,646,664	3,907,542

	$54,111,352	43,952,873	44,707,659

Interest expense attributable to the above deposits amounted to approximately $1,472,000, $1,436,000, and $2,209,000 in 2003, 2002, and 2001, respectively.

18	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(10)	Other Borrowings

The Bank has a borrowing capacity of approximately $32,100,000 with the FHLBI and had advances outstanding of approximately $5,328,000 and $5,569,000 at December 31, 2003 and 2002, respectively. Variable- or fixed-rate advances are available with terms ranging from one day to 10 years. An outstanding advance requires 125% collateral coverage by one-to-four family whole-mortgage loans. A summary of outstanding advances at December 31, 2003 follows:

Maturity	Weighted average interest rate	Amount

Fixed rate:
Within one year	7.29%	$260,872
Two years	7.18%	3,281,742
Three years	7.29%	304,281
Four years	7.29%	328,623
Five years	7.29%	354,913
Thereafter	7.29%	797,277

		$5,327,708

(11)	Deferred Gain on the Sale of Real Estate

In December 2003, the Bank sold a piece of real estate previously classified as facilities held for sale on the balance sheet and provided financing to the buyer. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, the Bank deferred the gain of $299,000 on the sale under the installment method. This liability is included in other liabilities as of December 31, 2003.

(12)	Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2003	2002	2001

Current	$2,673,034	2,629,950	2,262,700
Deferred	(118,597)	(1,300)	(89,400)

	$2,554,437	2,628,650	2,173,300

19	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2003	2002	2001

Computed "expected" tax expense	$2,871,414	3,037,043	2,513,600
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(336,850)	(367,786)	(380,800)
Other, net	19,873	(40,607)	40,500

	$2,554,437	2,628,650	2,173,300

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002

Deferred tax assets:
Allowance for loan losses	$1,872,201	1,816,449
Other	717,818	581,605

Total gross deferred tax assets	2,590,019	2,398,054
Deferred tax liabilities:
Deferred loan fees	121,608	139,424
Unrealized gain on securities available for sale	158,200	348,200
Other	306,114	214,930

Total gross deferred tax liabilities	585,922	702,554

Net deferred tax asset	$2,004,097	1,695,500

The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 2003, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.

(13)	Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2003 and 2002. Such loans were made in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

20	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Loans to related parties are summarized below for the periods indicated:

	2003	2002

Balance at beginning of year	$4,410,000	4,658,000

New loans and related parties	166,000	247,000
Loan repayments	(349,900)	(495,000)

Balance at end of year	$4,226,100	4,410,000

(14)	Leases

The Bank has a noncancelable operating lease that provides for renewal options.

Future minimum lease payments under the noncancelable lease as of December 31, 2003 are as follows:

Year ending December 31:
2004	$46,660
2005	46,660
2006	46,660
2007	34,995

$174,975

Rental expense charged to operations in 2003, 2002, and 2001 amounted to approximately $60,000, $47,000, and $40,000, respectively, including amounts paid under short-term, cancelable leases.

(15)	Pension Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. The pension plan expense of the Bank for 2003, 2002, and 2001 was approximately $344,000, $247,000, and $302,000, respectively.

(16)	Long Term Incentive Plan

The Corporation maintains a Long Term Incentive Plan under which stock options and restricted stock may be granted to employees. To date, no stock options have been granted under the plan. Restricted stock was awarded to key employees, beginning in 1998, providing for the immediate award of the Corporation’s stock, subject to a vesting period, which takes place over five years. The awards are recorded at fair market value and amortized into salary expense over the vesting period. Compensation costs related to restricted stock awards included in salary expense in 2003, 2002, and 2001 amounted to $134,767, $93,660, and $70,793, respectively.

21	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(17)	Directors’ Stock Fee Plan

Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan, which was added in 2002, is equal to the total fixed fees paid to a specific director for services performed the preceding calendar year, multiplied by the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Profit Sharing Plan. Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2003, 2002, and 2001 amounted to $80,584, $101,667, and $59,817, respectively.

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account and are reinvested in stock units. The units will be converted to shares and will be issued to participating directors upon retirement. As of December 31, 2003, there were approximately 14,300 shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends were reinvested throughout the year as declared. As of December 31, 2003, there were approximately 2,300 shares earned and available for distribution in the variable-fee deferred stock accounts.

(18)	Employees’Stock Purchase Plan

The Employees’ Stock Purchase Plan allows eligible employees to purchase shares of common stock, no par value, of FNBH Bancorp, Inc. at a price less than market price under Section 423 of the Internal Revenue Code of 1986 as amended. Eligible employees must have been continuously employed for one year, must work at least 20 hours per week, and must work at least five months in a calendar year. The purchase price for each share of stock is 85% of fair market value of a share of stock on the purchase date.

(19)	Financial Instruments with Off-Balance-Sheet Risk

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

22	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Financial instruments whose contract amounts represent credit risk at December 31, 2003 and 2002 are as follows:

	2003	2002

Consumer	$13,743,000	14,145,000
Commercial construction	11,055,000	10,523,000
Commercial	34,617,000	43,810,000

Total credit commitments	$59,415,000	68,478,000

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties. Market risk may arise if interest rates move adversely subsequent to the extension of commitments.

As of December 31, 2003 and 2002, the Bank has outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $2,551,000 and $3,077,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2003 and 2002, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

(20)	Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct, material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

23	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

The Bank’s actual capital amounts and ratios are also presented in the following table as of December 31, 2003 and 2002:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total capital (to risk-
weighted assets)	$43,054,000	11.68%	$29,483,000	>=8%	$36,854,000	>=10%
Tier 1 capital (to risk-
weighted assets)	38,447,000	10.43%	14,742,000	>=4%	22,113,000	>=6%
Tier 1 capital (to
average assets)	38,447,000	8.95%	17,187,000	>=4%	21,483,000	>=5%

As of December 31, 2002:
Total capital (to risk-
weighted assets)	38,838,000	11.08%	28,038,000	>=8%	35,048,000	>=10%
Tier 1 capital (to risk-
weighted assets)	34,457,000	9.83%	14,019,000	>=4%	21,029,000	>=6%
Tier 1 capital (to
average assets)	34,457,000	8.47%	16,273,000	>=4%	20,341,000	>=5%

(21)	Net Income Per Common Share

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

	Year ended December 31
	2003	2002	2001

Basic:
Average shares outstanding	3,162,836	3,152,739	3,141,118

Net income	$5,890,897	6,303,831	5,219,612

Net income applicable to common stock	5,890,897	6,303,831	5,219,612

Basic and diluted net income per share	1.86	2.00	1.66

24	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(22)	Contingent Liabilities

The Bank is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Bank’s financial position or results of operations.

(23)	Fair Value of Financial Instruments

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

Certificates of deposit – The carrying amounts reported in the consolidated balance sheet for certificates of deposit reasonably approximate those assets’ fair values.

Investment and mortgage-backed securities – Fair values for investment and mortgage-backed securities are based on quoted market prices.

FHLBI and FRB stock – The carrying amounts reported in the consolidated balance sheet for FHLBI and FRB stock reasonably approximate those assets’ fair values.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Other borrowings – The fair value of other borrowings is estimated based on quoted market prices.

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

Off-balance-sheet instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, is estimated to approximate their aggregate book balance.

25	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The estimated fair values of the Bank’s financial instruments are as follows:

	2003		2003
	Carrying value	Fair value	Carrying value	Fair value

Financial assets:
Cash and cash equivalents	$32,883,000	32,900,000	33,038,000	33,000,000
Certificates of deposit	1,553,000	1,600,000	3,880,000	3,900,000
Investment and mortgage-backed securities	54,352,000	55,300,000	43,567,000	44,700,000
FHLBI and FRB stock	1,083,000	1,100,000	1,044,000	1,000,000
Loans, net	341,127,000	344,300,000	321,323,000	327,400,000
Accrued interest income	1,240,000	1,200,000	1,985,000	2,000,000

Financial liabilities:
Deposits:
Demand	69,234,000	69,200,000	62,232,000	62,200,000
NOW	46,057,000	46,100,000	41,423,000	41,400,000
Savings and money market accounts	140,640,000	140,600,000	138,962,000	139,000,000
Time	137,175,000	139,000,000	131,455,000	134,200,000
Brokered certificates	5,968,000	6,000,000	--	--
Other borrowings	5,328,000	5,800,000	5,569,000	6,200,000
Accrued interest	609,000	600,000	611,000	600,000
Limitations

Fair-value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair-value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(24)	Dividend Restrictions

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of Comptroller of the Currency (OCC) unless the total dividend in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $12.1 million was available for dividends on December 31, 2003 without the approval of the OCC.

26	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(25)	Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2003 and 2002, and the condensed statements of income and cash flows for the years ended December 31, 2003, 2002, and 2001, of FNBH Bancorp, Inc. follow:

Condensed Balance Sheets

	2003	2002

Assets:
Cash	$77,379	33,096
Investment in subsidiaries:
First National Bank in Howell	37,948,788	34,332,709
H.B. Realty Co.	2,171,163	2,168,853
FNBH Mortgage Company, LLC	805,000	800,000
Other assets	257,851	266,156

	$41,260,181	37,600,814

Liabilities and stockholders' equity:
Other liabilities	$24,700	21,200
Stockholders' equity	41,235,481	37,579,614

Total liabilities and stockholders' equity	$41,260,181	37,600,814

Condensed Statements of Income

	Year ended December 31
	2003	2002	2001

Operating income:
Dividends from subsidiaries	$2,014,688	1,813,875	1,920,050

Total operating income	2,014,688	1,813,875	1,920,050

Operating expenses:
Administrative and other expenses	46,602	46,944	33,084

Total operating expenses	46,602	46,944	33,084

Income before equity in undistributed net income
of subsidiaries	1,968,086	1,766,931	1,886,966
Equity in undistributed net income of subsidiaries	3,922,811	4,536,900	3,332,646

Net income	$5,890,897	6,303,831	5,219,612

27	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Condensed Statements of Cash Flows

	Year ended December 31
	2003	2002	2001

Net income	$5,890,897	6,303,831	5,219,612
Adjustments to reconcile net income to
net cash from operating activities:
Decrease (increase) in other assets	8,305	16,361	(166,799)
Increase in other liabilities	3,500	4,700	3,750
Change in long term incentive plan	24,630	(16,139)	(47,955)
Equity in undistributed net income of subsidiaries	(3,922,811)	(4,536,900)	(3,332,646)

Total adjustments	(3,886,376)	(4,531,978)	(3,543,650)

Net cash provided by operating activities	2,004,521	1,771,853	1,675,962

Cash flow from investing activities:
Investments in and advancements to subsidiary, net	(70,000)	(3,500)	(18,000)

Net cash used in investing activities	(70,000)	(3,500)	(18,000)

Cash flow from financing activities:
Dividends paid	(2,151,047)	(1,979,197)	(1,885,555)
Common stock issued	260,809	218,319	221,294

Net cash used in financing activities	(1,890,238)	(1,760,878)	(1,664,261)

Net increase (decrease) in cash	44,283	7,475	(6,299)

Cash at beginning of year	33,096	25,621	31,920

Cash at end of year	$77,379	33,096	25,621

28	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(26)	Quarterly Financial Data – Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2003
	March 31	June 30	September 30	December 31

Selected operations data:
Interest income	$6,218,947	6,181,657	6,255,806	6,199,752
Net interest income	4,497,121	4,630,089	4,786,999	4,775,099
Provision for loan losses	325,000	275,000	200,000	470,000
Income before income taxes	1,891,174	1,908,863	2,713,429	1,931,868
Net income	1,317,649	1,327,413	1,871,729	1,374,106
Basic and diluted net income
per share	0.42	0.42	0.59	0.43
Cash dividends per share	0.17	0.17	0.17	0.17

	Quarters ended in 2002
	March 31	June 30	September 30	December 31

Selected operations data:
Interest income	$6,397,381	6,518,594	6,433,960	6,379,732
Net interest income	4,264,102	4,493,223	4,449,512	4,505,587
Provision for loan losses	--	--	325,000	300,000
Income before income taxes	2,259,352	2,298,231	2,199,421	2,175,477
Net income	1,575,552	1,589,131	1,537,321	1,601,827
Basic and diluted net income
per share	0.50	0.50	0.49	0.51
Cash dividends per share	0.13	0.16	0.17	0.17

(27)	Impact of New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of FASB Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior-period items that do not meet the extraordinary-item classification criteria in Accounting Principles Bulletin (APB) 30. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

29	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to their requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under EITF 94-3, the liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities (including restructuring) that are initiated after December 31, 2002, with early adoption encouraged. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. These disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair-value measurement provisions of SFAS No. 123. Earlier application of those transition methods is permitted for entities with a fiscal year ending prior to December 15, 2002 provided that financial statements for the 2002 fiscal year have not been issued as of December 31, 2002. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify the definition of a derivative and expand the nature of exemptions from FASB Statement No. 133. This Statement also clarifies the application of hedge accounting when using certain instruments and the application of paragraph 13 of FASB Statement No. 133 to embedded derivative instruments in which the underlying is an interest rate. Finally, the Statement modifies the cash flow presentation of derivative instruments that contain financing elements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with early adoption encouraged. Adoption of this Statement did not have a significant impact on the Bank’s results of operations or financial condition.

30	(Continued)

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 applies to three categories of freestanding financial instruments: mandatorily redeemable instruments, instruments with repurchase obligations, and instruments with obligations to issue a variable number of shares. Instruments within the scope of SFAS No. 150 must be classified as liabilities in the statement of financial position. SFAS No. 150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer, for an indefinite period, the application of the guidance in SFAS No. 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent’s financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on the Bank’s results of operations or financial condition. The section noted above that has been deferred indefinitely is not expected to have a significant impact on the Bank’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor may not revise or restate its previous accounting for guarantees issued before the date of the Interpretation’s initial application to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of the measurement requirements of this Interpretation did not have a significant impact on the Bank’s results of operations or financial condition.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

        This discussion provides information about the consolidated financial condition and results of operations of FNBH Bancorp, Inc. (“Company”) and its subsidiaries, First National Bank in Howell (“Bank”) and HB Realty Co., and should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

        At year end 2003 total assets were $449,818,000 representing a 6.9% increase from the prior year when assets were $420,686,000. Investment securities increased $10.8 million (24.3%) to $55,435,000 while gross loans increased $20.1 million (6.1%) to $348,017,000. Deposits increased $25.0 million (6.7%) to $399,073,000. Stockholders’ equity increased $3.7 million (9.7%) to $41,235,000.

Securities

        During 2003, securities increased as funds made available through the maturity of certificates of deposit purchased in the prior years of $2,327,000, decreased short term investments of $2,801,000, and the issuance of brokered certificates of deposit of $5,968,000 in 2003 were used to purchase additional agency securities. At year end the Company had $16,848,000 in short term investments, a 14.3% decrease from the $19,649,000 reported the previous year. Although this left the Company quite liquid at year end, approximately $25,000,000 in deposits came in the last month of the year and approximately $9,000,000 were withdrawn by January 31, 2004.

        The following table shows the percentage makeup of the securities portfolio as of December 31:

	2003	2002

U.S. Treasury & agency securities	39.9%	27.0%
Agency mortgage backed securities	22.6%	22.3%
Tax exempt obligations of states and political subdivisions	27.1%	37.8%
Corporate bonds	8.4%	10.6%
Other	2.0%	2.3%

Total securities	100.0%	100.0%

Loans

        The loan personnel of the Bank are committed to making quality loans that produce a good rate of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $20,100,000 (6.1%) in 2003.

        As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes, and subsequently sells fixed rate long-term mortgages, which conform to secondary market standards. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages thereby furthering the customer relationship and adding to servicing income. During 2003 the Bank sold $23,200,000 in residential mortgages. As the refinancing market slowed the Bank sold $900,000 less in mortgages in 2003 than in 2002 and expects to have even fewer sales in 2004.

        The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet bank loan guidelines and have a good payment record. During 2003 the Bank made approximately $12,389,000 in variable rate mortgage loans which it retained in the mortgage portfolio.

        The Bank continued to experience reasonable loan demand throughout 2003. Growth in Livingston County resulted in a need for financing commercial projects including the development of residential housing. Commercial loans ended the year at $278,638,000, a 5.9% increase for the year. Additionally, the Bank originated $2,700,000 in commercial loans which it sold in part or total to other banks due to legal lending limits. Consumer loans increased $1,336,000, or about 4.0%, from the preceding year.

        The following table reflects the makeup of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans. “Commercial” real estate loans include $161,908,000 in loans secured by commercial property, with the remaining $3,556,000 secured by multi-family units. The most significant loan growth was in commercial loans secured by business property which increased $11,744,000, 7.6% compared to the prior year and in residential first mortgage loans which increased $9,643,000, 25.9% compared to the prior year. The most significant decrease was in commercial loans not secured by real estate which decreased $9,329,000, 21.6% compared to the prior year. The shift from commercial loans not secured by real estate to commercial loans secured by real estate results from the continued growth of real estate development in Livingston County.

        The following table shows the balance and percentage makeup of loans as of December 31:

	(dollars in thousands)
	2003		2002
	Balances	Percentage	Balances	Percentage

Secured by real estate:
Residential first mortgage	$46,845	13.5%	$37,202	11.3%
Residential home equity/other junior liens	13,999	4.0%	11,184	3.4%
Construction and land development	54,554	15.7%	49,516	15.1%
Commercial	165,464	47.5%	153,720	46.9%
Consumer	25,842	7.4%	25,261	7.7%
Commercial	33,947	9.8%	43,276	13.2%
Other, primarily to political subdivisions	7,366	2.1%	7,801	2.4%

Total Loans (Gross)	$348,017	100.0%	$327,960	100.0%

        The Bank’s loan personnel have endeavored to make high quality loans using well established policies and procedures and a thorough loan review process. Loans to a borrower with aggregate indebtedness in excess of $500,000 are approved by a committee of the Board or the Board. The Bank has hired an independent contractor to review the quality of the loan portfolio on a regular basis. The quality of the loan portfolio is illustrated in the table below for December 31:

	(dollars in thousands)
	2003	2002	2001

Nonperforming Loans:
Nonaccrual loans	$4,293	$3,288	$2,636
Loans past due 90 days and still accruing	0	809	361

Total nonperforming loans	4,293	4,097	2,997
Other real estate	65	738	0

Total nonperforming assets	$4,358	$4,835	$2,997

Nonperforming loans as a percent of total loans	1.24%	1.25%	1.04%
Loan loss reserve as a percent of nonperforming loans	139%	141%	189%

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

        Impaired loans totaled $9,600,000 at December 31, 2003, compared to $9,300,000 at the prior year end, and $8,700,000 at December 31, 2001. Included in impaired loans are nonperforming loans from the above table, except for homogenous residential mortgage and consumer loans, and an additional $5,500,000 of commercial loans separately identified as impaired. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

        During 2003 the Bank charged off loans totaling $1,283,000 and recovered $177,000 for a net charge off amount of $1,106,000. Charged off loans included $439,000 of charge offs on two loans in the fourth quarter of 2003. In the previous year, the Bank had net charge offs totaling $499,000 and $425,000 in 2001.

        The allowance for loan losses totaled $5,958,000 at year end which was 1.71% of total loans, compared to $5,794,000 (1.77%) in 2002, and $5,668,000 (1.97%) in 2001. The adequacy of the allowance for loan losses is determined by management's assessment of the composition of the loan portfolio, an evaluation of specific credits, and an analysis of the following environmental factors: delinquency trends, delinquency levels, loss trends, concentrations of credit, economic trends, loan growth, and management changes. Management continues to refine its techniques in this analysis. Economic factors considered in arriving at the loan loss reserve adequacy as of December 31, 2003 included low levels of consumer confidence, historically low interest rates, increased bankruptcies and the unemployment rate. When all environmental factors were considered, management determined that the $1,270,000 provision and resulting $5,958,000 allowance was appropriate. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change the provision and resulting allowance may also change.

        The following table shows changes in the loan loss reserve for the years ended December 31:

	(dollars in thousands)
	2003	2002	2001

Balance at beginning of the year	$5,794	$5,668	$5,193
Additions (deduction):
Loans charged off	(1,283)	(767)	(517)
Recoveries of loans previously charged off	177	268	92
Provision charged to operations	1,270	625	900

Balance at end of the year	$5,958	$5,794	$5,668

Allowance for loan losses to loans outstanding	1.72%	1.77%	1.97%

Deposits

        Deposit balances of $399,073,000 at December 31, 2003 were approximately $25.0 million (6.7%) higher than the previous year end. Because year end deposit balances can fluctuate in unusual ways, it is more meaningful to analyze changes in average balances. Average deposits increased 8.2% in 2003. Average demand deposits increased $4.5 million (7.3%) while average savings and NOW balances increased $19.0 million (12.3%). Certificates of deposit increased $4.8 million (3.7%). Management has generated deposits in 2003 with various rate specials on selected certificates, a gift giveaway promotion that was started in 2002 and completed in the first half of 2003, opening of branches, and the issuance of brokered certificates of deposit. Deposits grew by similar percentages from 2001 to 2002, with the exception of savings and NOW balances which grew 20% from 2001 to 2002, compared to 12.3% from 2002 to 2003.

The following table sets forth average deposit balances for the years ended December 31:

	(dollars in thousands)
	2003	2002	2001

Non-interest bearing demand	$65,719	$61,223	$57,166
Savings, NOW and money market	172,611	153,651	128,257
Time deposits	135,842	131,019	131,527

Total average deposits	$374,172	$345,893	$316,950

        The growth in savings, NOW and money market deposits was primarily in the money market deposit account (MMDA) which increased 17.7% on average. This growth is attributable to consumers, both retail and business consumers, preference for more liquidity in this low rate environment. Average personal MMDAs increased 6.9% while business accounts decreased 5.3% on average, and public MMDAs increased 62.5% on average. Average personal MMDA accounts increased 43%, business accounts 25% and public accounts 18% from 2001 to 2002. Management does not expect public fund money to continue this growth trend in 2004 due to changes by the State of Michigan in how and when taxes are collected and disbursed.

        The majority of the Bank’s deposits are from core customer sources-long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates a reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. See Note 9 of the Consolidated Financial Statements for a maturity schedule of over $100,000 certificates. The Bank does issue brokered certificates of deposit in the market to meet liquidity needs with alternative funding sources and had an average balance of brokered certificates in 2003 of $1.8 million compared to $1.5 million in 2002.

Capital

        The Company’s capital at year end totaled $41,235,000, a $3,656,000 (9.7%) increase compared to capital of $37,580,000 at December 31, 2002 and $32,404,000 at December 31, 2001; an increase of 16.0%. Included in year end capital is $307,000 which is an unrealized gain on debt securities available for sale.

        Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity while Tier 2 capital includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for “well capitalized” institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank’s leverage ratio was 8.95% at year end 2003. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank’s was 10.47% at year end 2003. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank’s total risk based capital ratio was 11.73% at year end. The Bank’s strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.

        The following table lists various Bank capital ratios at December 31:

	2003	2002	2001

Equity to asset ratio	9.32%	8.80%	8.08%
Tier 1 leverage ratio	8.95%	8.45%	7.90%
Tier 1 risk-based capital	10.43%	9.81%	9.33%
Total risk-based capital	11.68%	11.06%	10.58%

        The Company’s ability to pay dividends is subject to various regulatory requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 2003 the Company paid dividends totaling $2,151,000, or 36.5% of earnings. Book value of the stock was $13.01 at year end.

        In 1999, the Bank opened a new branch in the northwest part of Brighton. Adjoining the building site are three parcels of vacant land. The Company has sold one parcel, and intends to sell the remaining two pieces which are valued at approximately $1.4 million. Subsequent to year end, in February 2004, the Company did complete the sale of the remaining parcels for the carrying value.

Liquidity and Funds Management

        Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0). Additional requirements of the policy are that when credit available from the Federal Home Loan Bank is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Federal Funds (Fed Funds) lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of December 31, 2003, the Bank had excess liquidity of at least 5.5% of assets under any of the above standards.

        Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers.

        It is the intention of the Bank’s management to handle unexpected liquidity needs through its Fed Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a $32,100,000 line of credit available at the FHLBI and the Bank has pledged certain mortgage loans as collateral for this borrowing. At December 31, 2003, the Company had $5,300,000 in borrowings against the line. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker pledging Treasury and Agency securities as collateral. In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.

        Throughout the past year, Fed Funds Sold balances averaged approximately $8,900,000. Periodically the Bank borrowed money through the Fed Funds market and through short term advances from the Federal Home Loan Bank (FHLB). Fed Funds Purchased balances averaged $39,000 for the year and FHLB advances averaged $1,300,000 for 2003.

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

        Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 18 of the Consolidated Financial Statements).

The table below shows the scheduled maturity and repricing of the Bank’s interest sensitive assets and liabilities as of December 31, 2003:

	(dollars in thousands)
	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans, net	$163,606	$49,103	$125,151	$9,226	$347,086
Securities	3,500	20,192	23,726	8,017	55,435
Certificates of Deposit	--	1,553	--	--	1,553
Short-term investments	16,848	--	--	--	16,848

Total assets	$183,954	$70,848	$148,877	$17,243	$420,922

Liabilities & Shareholders' Equity:
MMDA, Savings & NOW	$91,615	--	--	$95,081	$186,696
Time	28,852	69,158	44,697	436	143,143
FHLB advances	75	231	4,469	553	5,328

Total liabilities and equity	$120,542	$69,389	$49,166	$96,070	$335,167

Rate sensitivity gap and ratios:
Gap for period	$63,412	$1,459	$99,711	$(78,827)
Cumulative gap	63,412	64,871	164,582	85,755

Cumulative rate sensitive ratio	1.53	1.34	1.69	1.26
December 31, 2002 rate sensitive ratio	1.35	1.43	1.67	1.25

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

        In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is 34% asset sensitive at year end, compared to 43% asset sensitive the previous year. In the low rate environment of 2003 the following changes have occurred which impact rate sensitivity. In the loan portfolio 61% of loans mature or reprice in one year compared to 57% in 2002. Short term investments are 14% lower than last year, the result of an $11,000,000 growth in securities in 2003. Saving and NOW deposits which are classified in the 5+ year time frame, increased 10% over the balance reported in 2002. Money market deposit accounts, which are classified in the 0-3 month time frame, decreased 3% over the 2002 balance. Finally, certificates maturing in one year made up 69% of 2003 year end CD balances compared with 42% the year before. Management believes that those customers who have elected to keep their balances in certificates have chosen shorter terms based on the anticipation of an increase in rates.

        Because of the Company’s asset sensitive position, if market interest rates decrease, this positive gap position indicates that the interest margin would be negatively affected. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 5% in the first year and a 100 basis point increase in interest rates would increase net interest income by approximately 3% in the first year.

	(dollars in thousands)
	Total	Average Interest Rate	Estimated Fair Value
Assets:
Loans, net	$341,127	7.46%	$344,300
Securities	55,435	5.39%	56,400
Certificates of deposit	1,553	3.28%	1,600
Short-term investments	16,848	1.63%	16,800

Liabilities:
Savings, NOW, MMDA	$186,696	1.49%	186,700
Time	143,143	3.93%	145,000
FHLB advances	5,328	7.33%	5,800

        Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of other loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Because it has a one day maturity, the carrying value is used as fair value for short-term investments. The fair value of deposits with no stated maturity, such as savings, NOW and money market accounts is equal to the amount payable on demand. The fair value of certificates of deposit and FHLB borrowings is estimated using rates currently offered for products with similar remaining maturities.

RESULTS OF OPERATIONS

        Net income was $5,900,000 in 2003 a $400,000 (6.5%) decrease compared to net income of $6,304,000 in 2002 an increase of 20.8% from 2001 net income of $5,220,000. The Company’s earnings resulted in a return on average assets (ROA) of 1.39% and a return on average stockholders’ equity (ROE) of 14.90%. Basic and diluted net income per share was $1.86 in 2003 compared with $2.00 in 2002 and $1.66 in 2001. Per share data has been restated for all years to reflect a two for one stock split payable as a dividend of one share for each share of company stock held of record July 1, 2002, paid July 10, 2002.

        The following table contains key performance ratios for years ended December 31:

	2003	2002	2001

Net income to:
Average stockholders' equity	14.90%	17.97%	16.80%
Average assets	1.39%	1.58%	1.46%
Basic and diluted earnings per common share:	$1.86	$2.00	$1.66

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

        The following table shows the average balance and percentage earned or paid on key components of earning assets and paying liabilities for the year ended December 31:

	(dollars in thousands)
	2003		2002		2001
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Interest earning assets:
Short term investments	$9,625	1.07%	$3,522	1.63%	$19,924	3.87%
Certificates of deposit	3,135	3.48%	5,424	3.28%	929	2.90%
Taxable securities	29,550	4.08%	34,869	4.63%	24,075	5.70%
Tax-exempt securities	15,845	7.00%	17,109	6.94%	18,415	6.77%
Loans	340,384	6.70%	311,060	7.46%	270,776	8.93%

Total earning assets	$398,539	6.36%	$371,984	7.05%	$334,119	8.26%
Interest bearing funds:
Savings/NOW accounts	$172,611.85%		$153,651	1.49%	$128,257	2.35%
Time deposits	135,842	3.16%	131,019	3.93%	131,527	5.65%
Short-term borrowings	1,300	1.37%	8,430	1.99%
FHLB advances	5,337	7.34%	5,578	7.23%	5,801	7.23%

Total interest bearing funds:	$315,090	1.96%	$298,678	2.68%	$265,585	4.09%

Interest spread		4.40%		4.37%		4.17%
Net interest margin		4.81%		4.90%		5.01%

        Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans. Tax equivalent interest income includes net loan origination fees totaling $720,000 in 2003, $750,000 in 2002, and $790,000 in 2001.

        The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both balance and rate has been allocated to change due to balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

	(dollars in thousands)
	Year ended December 31, 2003 compared to Year ended December 31, 2002			Year ended December 31, 2002 compared to Year ended December 31, 2001
	Amount of Increase/(Decrease) Due to change in			Amount of Increase/(Decrease) Due to change in
	Volume	Average Rate	Total Amount Of Increase/ (Decrease)	Volume	Average Rate	Total Amount Of Increase/ (Decrease)
Interest Income:
Federal funds sold	$99	$(53)	$46	$(634)	$(79)	$(713)
Certificates of deposit	(75)	6	(69)	130	20	150
Securities:
Taxable	(246)	(163)	(409)	615	(372)	243
Tax Exempt	(88)	10	(78)	(88)	29	(59)
Loans	2,187	(2,579)	(392)	3,597	(4,582)	(985)

Total interest income	$1,877	$(2,779)	$(902)	$3,620	$(4,984)	$(1,364)

Interest Expense:
Interest bearing deposits:
Savings/NOW accounts	$282	$(1,100)	$(818)	$595	$(1,317)	$(722)
Time	190	(1,055)	(865)	(29)	(2,244)	(2,273)
Short-term borrowings	(142)	(8)	(150)	168	0	168
FHLB advance	(18)	1	(17)	(16)	(1)	(17)

Total interest expense	$312	$(2,162)	(1,850)	$718	$(3,562)	$(2,844)

Net interest income (FTE)	$1,565	$(616)	$948	$2,902	$(1,422)	$1,480

        Tax equivalent net interest income increased $948,000 in 2003. The increase was the result of a $1,850,000 decrease in interest expense partially offset by a $902,000 decrease in interest income. The decrease in interest income is attributable to a decrease of 69 basis points in the interest rate earned on assets while average earning assets increased $26,600,000 during the year. Tax equivalent loan interest income was $392,000 less in 2003 than the previous year. The decrease was due to a decrease of 76 basis points in the rate of interest earned on loans although average balances increased $29,300,000 in 2003. Loan growth was fueled by general growth in Livingston County which created a demand for consumer and commercial building projects. The low interest rate environment enabled new borrowers to enter the housing market.

        Income on taxable securities decreased $409,000 in 2003 due to a $5,300,000 decrease in average balances and a declined of 55 basis points in yield. With loan growth outpacing deposit growth in 2003 and 2002, (excluding brokered certificates of deposit), there were limited funds available for investment securities. Instead, funds were put to work in the higher yielding loan portfolio. Tax equivalent income on tax-exempt bonds decreased $78,000 in 2003. The average balance of these securities decreased $1,300,000 while the rate decreased 6 basis points. The decrease in balances with the subsequent decrease in yields was the result of the maturity/ and or calls of bonds that were purchased at slightly higher interest rates than that of the average portfolio. Interest income on short term investments decreased $46,000 due to an increase in average balances of $6,100,000 offset by a decline in interest rates of 56 basis points. The full impact of the falling short term rates in the fourth quarter of 2002 was felt in 2003, as well as an additional 25 basis point drop in the second quarter of 2003. The average balance of purchased brokered certificates decreased $2,300,000 while the interest yield increased 20 basis points, primarily the result of the certificates purchased in 2001 and 2002 maturing in 2003. Interest income on brokered certificates decreased $69,000

        Interest expense decreased $1,850,000 in 2003 because interest rates decreased 72 basis points although average balances increased approximately $16,400,000. The interest cost for savings and NOW accounts decreased $818,000 because the interest rate paid declined 64 basis points although average balances increased $19,000,000. Interest on time deposits decreased $865,000 because average time deposits increased $4,800,000 while interest rates decreased 77 basis points. Growth in savings and NOW deposits appears to be a preference for liquidity on the part of depositors as they stayed away from certificates of deposit. Fed Funds and short-term advances from the FHLB were not utilized in 2003 to the extent they were needed in 2002; therefore the average balance in short-term borrowings decreased $7,100,000 in 2003 and interest yield also decreased by 62 basis points. As a result, the Company incurred $150,000 less of interest expense in 2003 compared to 2002 on these borrowings. The Company entered into two long term borrowings with the Federal Home Loan Bank of Indianapolis in 2000. One of the loans amortizes and had a balance of $2,329,000 at year end while the other loan, for $3,000,000 matures in its entirety in April 2005. The loans have an average interest rate of 7.34%.

        In the previous year, net interest income had increased $1,480,000. The increase in net interest income was the result of a decrease in interest income of $1,364,000 offset by a decrease in interest expense of approximately $2,844,000. The decrease in interest income in 2002 was the result of a $37,900,000 increase in earning assets while interest earned on these balances declined 121 basis points during the year. The decrease in interest expense was the result of average balances growing $33,100,000 although interest rates decreased 141 basis points.

        In the coming year, management expects growth to continue in both loans and deposits although at a slower pace. Lack of an economic growth could, however, adversely affect loan and deposit growth. The decline in the net interest margin is expected to stabilize as the outlook for future rate cuts is minimal but the effect of last year’s rate drop will continue to playout through 2004 adding pressure until interest rates begin to increase.

        The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2003	2002	2001

As a percent of average earning assets:
Loans	85.41%	83.62%	81.04%
Securities	11.39%	13.97%	12.72%
Certificates of Deposit	.80%	1.46%	.28%
Short term investments	2.4%	.95%	5.96%

Average earning assets	100.0%	100.00%	100.00%

Savings and NOW	43.31%	41.31%	38.39%
Time deposits	34.08%	35.22%	39.37%
Short-term borrowing	.33%	2.27%
FHLB advances	1.34%	1.50%	1.74%

Average interest bearing liabilities	79.06%	80.30%	79.50%

Earning asset ratio	93.99%	93.25%	93.47%
Free-funds ratio	20.94%	19.70%	20.50%

Provision for Loan Losses

        The provision for loan losses increased to $1,270,000 in 2003 compared to $625,000 in 2002 and $900,000 in 2001. At year end the ratio of allowance for loan loss to loans was 1.72%, compared to 1.77% in 2002 and 1.97% in 2001. The slight decrease in 2003 was deemed appropriate considering the allowance adequacy analysis which showed that the balance in the loan loss reserve was adequate to cover anticipated losses.

Noninterest Income

        Non-interest income, which includes service charges on deposit accounts, loan fees, other operating income, and gain (loss) on sale of assets and securities transactions, increased approximately $254,000 (7.0%) in 2003 compared to 2002 and increased $501,000 (16.1%) in 2002 compared to 2001. Service charge income increased to $3,136,000 (5.5%) in 2003 and to $2,974,000 (12.5%) in 2002, primarily due to growth in deposits and loans. Trust fees increased $85,000 in 2003 and $26,000 in 2002. The addition of a second trust officer in 2002 helped increase trust assets through the addition of new accounts and a general increase in the market value of trust assets. Trust income included non-recurring income of approximately $42,000 that was recognized in 2003. The $374,000 gain realized on the sale of real estate mortgage loans was $42,000 lower than the gains recognized in 2002, which were $187,000 higher than the gains recognized in 2001. Sales volume was down approximately $900,000 as mortgage rates began to rise in the latter part of 2003 and refinancing activity decreased. Sales volume in 2002 was approximately $10,000,000 higher than 2001. Management expects the volume of loans sold and the corresponding gain on sold loans to continue to decline in 2004 as a result of lower refinancing activity. There were no security sales in 2003; only a call which resulted in a small gain of $4,000. From time to time securities were sold in 2002 to improve the Company’s liquidity position. Included in noninterest income were gains totaling $37,000 related to those sales.

Noninterest Expense

        Non-interest expense totaled $12,800,000 in 2003, a 9.1% increase over expenses of $11,800,000 in 2002, a 6.5% increase over expenses of $11,061,000 in 2001. The most significant component of non-interest expense was salaries and benefits expense. In 2003, salaries and benefits expense increased 9.4% to $7,000,000, due to salary increases, new positions and increased benefit costs, primarily health care and pension. In 2002, salaries and benefits expense increased 8.2% to $6,445,000 due to the combined effects of salary increases, increased cost of medical insurance, and an increase in the employee profit sharing expense. Occupancy expense increased $67,000 (7.5%) primarily due to the costs of an operations center opened in January 2003 and a new branch opened in December 2003. In 2002, occupancy expense increased 14.7% to $891,000 the result of costs associated with a branch opened in 2002, expansion of a grocery store branch and costs associated with snow removal. Equipment expense also increased $142,000 (16.4%) in 2003 over 2002. The increase is attributable to higher equipment maintenance costs and increased software amortization charges. In 2002, equipment expense increased 4.3% to $866,000 the result of equipping the new branch. Printing and supplies decreased $51,000 (15.7%) as efficiencies from imaging and other process improvements took full effect in 2003. In 2002, printing and supplies increased 27.9% to $327,000 the result of the new branch opening and converting to an imaging system. Advertising expense also decreased $44,000 (12.6%) in 2003 due to fewer loan and deposit marketing campaigns. In 2002, advertising expense increased 39.8% to $349,000 due to efforts to generate deposit growth. Other expense increased $391,000 (24.1%) partially due to a $130,000 write down of the Challis road property held for sale and increased loan and collection expenses in 2003. In 2002, other expenses were virtually unchanged from 2001. As a result of the aforementioned new branch that opened late in 2003, management expects higher noninterest expenses in 2004, which will include increased salaries, marketing initiatives, occupancy, and furniture and equipment costs.

Federal Income Tax Expense

        Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense decreased $74,000 to $2,554,000 (2.8%) in 2003 and increased $455,000 to $2,629,000 (21.0%) in 2002. Although income tax expense decreased, the rate remained increased slightly to 30% from 29% in 2002. For further information see Note 12 “Federal Income Taxes” in the Company’s Consolidated Financial Statements.

Critical Accounting Policies

        Our accounting and reporting policies are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses is deemed critical since it involves the use of estimates and requires significant management judgments. Application of assumptions different from those that we have used could result in material changes in our financial position or results of operations.

        Our methodology for determining the allowance and related provision for loan losses is described above in “Financial Condition – Loans”. In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that may be inherent in our loan portfolio. We attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses inherent in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different from the levels that we have recorded.

Impact of New Accounting Standards

        See Note 27 “Impact of New Accounting Standards” in the Company’s Consolidated Financial Statements for discussion of new accounting standards and their impact.

SUMMARY FINANCIAL DATA (in thousands, except per share data)

	2003	2002	2001	2000	1999

Income Statement Data:
Interest income	$24,856	$25,729	$27,095	$26,047	$21,597
Interest expense	6,166	8,017	10,861	10,042	7,967
Net interest income	18,689	17,712	16,234	16,005	13,630
Provision for loan losses	1,270	625	900	1,200	840
Non-interest income	3,874	3,621	3,120	2,604	2,015
Non-interest expense	12,848	11,775	11,061	10,188	9,543
Income before tax	8,445	8,933	7,393	7,221	5,262
Net income	5,891	6,304	5,220	5,106	3,715
Basic Per Share Data(1):
Net income	$1.86	$2.00	$1.66	$1.63	$1.19
Dividends paid	.68	.63	.60	.58	.55
Weighted average shares
outstanding	3,162,836	3,152,739	3,141,118	3,132,780	3,127,992
Balance Sheet Data:
Total assets	449,818	420,686	392,978	348,363	296,419
Loans, net	347,086	327,117	286,280	255,414	209,952
Allowance for loan losses	5,958	5,794	5,668	5,193	4,483
Deposits	399,073	374,072	351,669	310,214	269,193
Shareholders' equity	41,235	37,580	32,404	28,887	25,312
Ratios:
Dividend payout ratio	36.51%	31.40%	36.12%	35.29%	46.31%
Equity to asset ratio	9.32%	8.80%	8.69%	8.68%	8.84%

(1)     Per share data for all years has been restated to give effect of a two-for-one stock split, payable as a dividend of one share for each share of the company stock held of record July 1, 2002, paid July 10, 2002.

EXHIBIT 21

SUBSIDIARIES

Name	Jurisdiction of Incorporation
First National Bank in Howell H.B. Realty Co	Michigan Michigan

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

Date: March 12, 2004

/s/ Barbara Draper
———————————————
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

Date: March 12, 2004

/s/ Janice B. Trouba
———————————————
Janice B. Trouba
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER
OF FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Barbara Draper, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The annual report on Form 10-K for the annual period ended December 31, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this quarterly report on Form 10-K for the annual period ended December 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: March 12, 2004	FNBH BANCORP, INC. By: /s/ Barbara Draper —————————————— Barbara Draper Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER
OF FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The annual report on Form 10-K for the annual period ended December 31, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this quarterly report on Form 10-K for the annualy period ended December 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: March 12, 2004	FNBH BANCORP, INC. By: /s/ Janice B. Trouba —————————————— Janice B. Trouba Its: Chief Financial Officer

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