Form 10-Q
period 2004-03-31
FNBH BANCORP INC
filed 2004-05-06
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

_________________

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number 0-25752

FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2869722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or	Identification No.)
organization)

101 East Grand River, Howell, Michigan 48843
(Address of principal executive offices) (Zip Code)

        Registrant’s telephone number, including area code: (517)546-3150

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,169,807 shares of the Company’s Common Stock (no par value) were outstanding as of April 21, 2004.

INDEX

Part I Financial Information (unaudited):	Page Number

Item 1
Interim Financial Statements:
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	4
Consolidated Statements of Income, three months ended March 31, 2004 and 2003	5
Consolidated Statements of Stockholders’ Equity and Comprehensive
Income for three months ended March 31, 2004 and 2003	6
Consolidated Statements of Cash Flows for three months ended
March 31, 2004 and 2003	7

Notes to Interim Consolidated Financial Statements	8
Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9

Item 3
Quantitative and Qualitative Disclosures about Market Risk	18

Item 4
Controls and Procedures	19

Part II. Other Information

Item 2
Changes in Securities and Use of Proceeds	20

Item 6
Exhibits and Reports on From 8-K	20

Signatures	21

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)	March 31 2004	December 31 2003

Assets
Cash and due from banks	$12,024,156	$16,035,121
Short term investments	23,379,457	16,848,371

Total cash and cash equivalents	35,403,613	32,883,492

Certificates of deposit	1,553,000	1,553,000
Investment securities held to maturity, net (fair value of $16,022,054
at March 31, 2003 and $16,006,625 at Dec. 31, 2003)	15,054,122	15,051,293
Investment securities available for sale, at fair value	27,943,255	26,787,863
Mortgage-backed securitities available for sale, at fair value	11,934,276	12,513,486
FHLBI and FRB stock, at cost	1,051,500	1,082,750

Total investment securities	55,983,153	55,435,392

Loans:
Commercial	271,347,676	278,637,521
Consumer	35,974,751	35,002,556
Real estate mortgage	35,065,434	34,377,031

Total loans	342,387,861	348,017,108
Less unearned income	856,611	931,453
Less allowance for loan losses	6,258,616	5,958,375

Net loans	335,272,634	341,127,280

Premises and equipment, net	11,693,034	11,910,399
Land and facilities held for sale, net	155,690	1,400,290
Other real estate owned, held for sale	176,174	65,000
Accrued interest and other assets	5,787,761	5,443,555

Total assets	$446,025,059	$449,818,408

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$71,946,660	$69,233,515
NOW	42,484,571	46,056,749
Savings and money market	139,732,503	140,639,653
Time	136,901,842	137,174,926
Brokered certificates of deposit	3,593,537	5,968,458

Total deposits	394,659,113	399,073,301
Other borrowings	5,066,836	5,327,708
Accrued interest, taxes, and other liabilities	3,970,883	4,181,918

Total liabilities	403,696,832	408,582,927
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,169,632 shares issued and outstanding at March 31, 2003 and 3,168,931 shares
issued and outstanding at Dec. 31, 2003	5,742,206	5,725,898
Retained earnings	36,342,739	35,425,699
Unearned long term incentive plan	(190,216)	(222,652)
Accumulated other comprehensive income, net	433,498	306,536

Total stockholders' equity	42,328,227	41,235,481

Total liabilities and stockholders' equity	$446,025,059	$449,818,408

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)	Three months ended March 31
	2004	2003

Interest and dividend income:
Interest and fees on loans	$5,479,643	$5,661,738
Interest and dividends on investment securities:
U.S. Treasury and agency securities	338,459	228,934
Obligations of state and political subdivisions	185,458	202,099
Corporate bonds	44,609	47,469
Other securities	13,049	327
Interest on short term investments	32,129	33,579
Interest on certificates of deposit and other bank deposits	15,839	44,801

Total interest and dividend income	6,109,186	6,218,947

Interest expense:
Interest on deposits	1,337,214	1,624,084
Interest on other borrowings	94,122	97,742

Total interest expense	1,431,336	1,721,826

Net interest income	4,677,850	4,497,121

Provision for loan losses	495,000	325,000

Net interest income after provision for loan losses	4,182,850	4,172,121

Noninterest income:
Service charges and other fee income	787,216	747,153
Trust income	61,910	54,072
Gain on sale of loans	18,560	141,422
Other	310,862	(5,801)

Total noninterest income	1,178,548	936,846

Noninterest expense:
Salaries and employee benefits	1,850,564	1,789,382
Net occupancy expense	298,787	236,321
Equipment expense	219,331	280,985
Professional and service fees	349,884	301,479
Printing and supplies	81,298	82,294
Advertising	78,235	71,966
Other	401,989	455,366

Total noninterest expense	3,280,088	3,217,793

Income before federal income taxes	2,081,310	1,891,174

Federal income taxes	625,506	573,525

Net income	$1,455,804	$1,317,649

Per share statistics*
Basic EPS	$0.46	$0.42
Diluted EPS	$0.46	$0.42
Dividends	$0.17	$0.17

*Based on 3,169,210 average shares outstanding during the period ended March 31, 2004 and 3,158,005 average shares outstanding during the period ended March 31, 2003.

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	Common stock	Retained earnings	Unearned long term incentive plan	Accumulated other comprehensive income	Total

Balances at December 31, 2002	$5,465,089	$31,685,849	$(247,282)	$675,958	$37,579,614
Amortization of long term incentive plan			26,547		26,547
Issued 917 shares for employee stock purchase plan	18,459				18,459
Issued 199 shares for current directors' fees	4,750				4,750
Comprehensive income:
Net income		1,317,649			1,317,649
Change in unrealized gain on debt securities
available for sale, net of tax effect				(75,677)	(75,677)

Total comprehensive income					1,241,972
Cash dividends ($.17 per share)		(536,860)			(536,860)

Balances at March 31, 2003	$5,488,298	$32,466,638	$(220,735)	$600,281	$38,334,482

	Common stock	Retained earnings	Unearned long term incentive plan	Accumulated other comprehensive income	Total

Balances at December 31, 2003	$5,725,898	$35,425,699	$(222,652)	$306,536	$41,235,481
Amortization of long term incentive plan			29,377		29,377
Issued 428 shares for employee stock purchase plan	9,870				9,870
Issued 136 shares for current directors' fees	3,544				3,544
Issued 283 shares for deferred directors' fees	5,953				5,953
Retired 146 shares from long term incentive plan	(3,059)		3,059		-
Comprehensive income:
Net income		1,455,804			1,455,804
Change in unrealized gain on debt securities
available for sale, net of tax effect				126,962	126,962

Total comprehensive income					1,582,766
Cash dividends ($.17 per share)		(538,764)			(538,764)

Balances at March 31, 2004	$5,742,206	$36,342,739	$(190,216)	$433,498	$42,328,227

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)	Three months ended March 31
	2004	2003

Cash flows from operating activities:
Net income	$1,455,804	$1,317,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	495,000	325,000
Depreciation and amortization	254,114	270,539
Deferred tax benefit	(46,554)	-
Net amortization on investment securities	10,875	39,930
Earned portion of long term incentive plan	29,377	26,547
Gain on sale of loans	(18,560)	(141,422)
Proceeds from sale of loans	1,424,139	8,273,512
Origination of loans held for sale	(727,713)	(8,632,900)
Proceeds from sale of other real estate owned, held for sale	40,000	569,247
Proceeds from sale of land and facilities available for sale	1,400,290	-
Increase in accrued interest income and other assets	(448,827)	(371,331)
Increase (decrease) in accrued interest, taxes, and other liabilities	(276,535)	324,105

Net cash provided by operating activities	3,591,410	2,000,876

Cash flows from investing activities:
Purchases of available for sale securities	(3,498,750)	(2,000,000)
Purchases/Stock dividend FHLBI stock	(13,000)	-
Proceeds from sales of available for sale securities	-	-
Proceeds from maturities and calls of available for sale securities	2,500,000	-
Proceeds from mortgage-backed securities paydowns-available for sale	645,577	1,767,692
Proceeds from maturities and calls of held to maturity securities	-	445,000
Proceeds from mortgage-backed securities paydowns-held to maturity	-	26,028
Purchases of brokered certificates of deposit	-	(1,089,000)
Maturity of brokered certificates of deposit	-	194,000
Net (increase) decrease in loans	4,681,780	(6,732,101)
Capital expenditures	(192,439)	(663,317)

Net cash provided by (used in) investing actitities	4,123,168	(8,051,698)

Cash flows from financing activities:
Net decrease in deposits	(2,039,267)	(6,974,353)
Decrease in brokered certificates of deposit	(2,374,921)	-
Payments on FHLB note	(260,872)	(241,547)
Dividends paid	(538,764)	(536,860)
Shares issued for employee stock purchase and directors' compensation	19,367	23,209

Net cash used in financing activities	(5,194,457)	(7,729,551)

Net increase (decrease) in cash and cash equivalents	2,520,121	(13,780,373)

Cash and cash equivalents at beginning of year	32,883,492	33,038,404

Cash and cash equivalents at end of period	$35,403,613	$19,258,031

Supplemental disclosures:
Interest paid	$1,522,153	$1,730,492
Federal income taxes paid	215,000	-
Loans transferred to other real estate	151,174	70,000
Loans transferred to land and facilities, held for sale	155,690	-
Loans charged off	258,898	168,460

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

1.     In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2004, and consolidated results of operations and consolidated cash flows for the three months ended March 31, 2004 and 2003.

2.     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements in the 2003 Annual Report contained in the Registrant’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

5.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $4,193,000 at March 31, 2004, $6,409,000 at March 31, 2003, and $4,293,000 at December 31, 2003. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

6.     Basic and diluted earnings per share (EPS) are computed by dividing net income by the respective weighted average common shares outstanding.

	First Quarter
	2004	2003

Net income	$1,455,804	$1,317,649
Shares outstanding (basic)	3,169,210	3,158,005
Dilutive shares	0	0

Shares outstanding (diluted)	3,169,210	3,158,005
Earnings per share:
Basic EPS	$.46	$.42
Diluted EPS	$.46	$.42

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months ended March 31, 2004 and 2003, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

Earnings (in thousands except per share data)	First Quarter
	2004	2003

Net Income	$1,456	$1,318
Basic and diluted net income per share	$.46	$.42

Net income for the three months ended March 31, 2004 increased approximately $138,000 (10.5%) compared to the same period last year. The increase in net income was primarily due to higher non-interest income as a result of the recognition of a nonrecurring deferred gain partially offset by an increase in the loan loss provision and higher non-interest expenses, primarily salaries and occupancy expense.

Net Interest Income (in thousands)	First Quarter
	2004	2003

Interest Income	$6,109	$6,219
Interest Expense	$1,431	$1,722
Net Interest Income	$4,678	$4,497

The following table illustrates some of the significant factors contributing to the increase in net interest income for the period and for the year to date.

TABLE 1
INTEREST YIELDS AND COSTS (in thousands)
March 31, 2004 and 2003

	----------First Quarter Averages----------
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments	$15,174	$47.8	1.26%	$18,890	$77.8	1.65%
Securities: Taxable	39,565	396.1	4.00%	27,043	276.7	4.09q
Tax-exempt (1)	15,051	267.5	7.11%	16,627	289.8	6.97%
Loans(2)(3)	346,251	5,512.8	6.37%	331,748	5,695.6	6.88%

Total earning assets/total
interest income	416,041	$6,224.2	5.99%	394,308	$6,339.9	6.44%

Cash and due from banks	12,118			12,477
All other assets	19,007			18,113
Allowance for loan losses	(6,060)			(5,784)

Total Assets	$441,106			$419,114

Liabilities and
Stockholders' Equity
Interest bearing deposits:
Savings and NOW accounts	$184,349	$299.9	0.65%	$179,039	$520.7	1.18%
Time	141,582	1,037.3	2.95%	131,384	1,103.4	3.41%
Short term borrowings	9	-	1.20%	8	-	1.44%
FHLB advances	5,121	94.1	7.27%	5,365	97.7	7.28%

Total interest bearing
liabilities/total interest expense	331,061	$1,431.3	1.74%	315,796	$1,721.8	2.21%

Non-interest bearing deposits	64,244			61,526
All other liabilities	3,867			3,534
Stockholders' Equity	41,934			38,258

Total Liabilities and
Shareholders' Equity	$441,106			$419,114

Interest spread			4.25%			4.23%

Net interest income-FTE		$4,792.9			$4,618.1

Net interest margin			4.61%			4.67%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $167,000 in 2004 and $158,000 in 2003.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased approximately $116,000 (1.8%) in the first quarter of 2004 compared to that of 2003. The decrease was the result of a 45 basis point reduction in the yield on earning assets. This negative trend was partially offset by a $21,733,000 (5.5%) growth in average balances of earning assets.

Loan interest decreased approximately $183,000 due to a 51 basis point decrease in interest rates although average balances increased $14,503,000 (4.4%). The decline in loan rates was the result of overall lower interest rates this year compared to last year and a higher mix of variable rate loans. In particular, the prime interest rate was 4.0% throughout the first quarter of this year compared to 4.25% in the first quarter of 2003. In the first quarter of 2004, tax equivalent income on investment securities increased approximately $97,000. The increase can be attributed to a $10,946,000 increase in average balances offset by a decrease in yield of 33 basis points. Average balances of investment securities have increased in the first quarter 2004 compared to the first quarter of 2003 due to additional funds being available for investment as a result of soft loan demand in the first quarter 2004. In the first quarter of 2004, average balances of short term investments decreased $3,716,000 from the comparable period in 2003, and the yield is 39 basis points lower.

In contrast to the discussion above, commercial loan balances at March 31, 2004 have decreased $7 million from December 31, 2003. The decrease is generally due to soft loan demand in the first quarter of 2004 as well as increased pricing competition. If loan demand does not improve during the second quarter of 2004, there will likely be an unfavorable impact on net interest margin.

Interest Bearing Liabilities/Interest Expense
In the first quarter of 2004, interest expense decreased $291,000 due to a decrease in the interest rate paid of 47 basis points although average balances increased $15,265,000 (4.8%). Savings and NOW interest expense decreased approximately $221,000. The decrease was due to the interest rate declining 53 basis points as the average balance increased $5,310,000 (3.0%). Interest on time deposits decreased $66,000 in the first quarter of 2004 over the prior year. The decrease was due to a decrease of 46 basis points in rates paid offset by an increase in the average balance of $10,198,000. In the first quarter of 2004, the Company had average short term borrowings of $9,000 compared to $8,000 in the first quarter of 2003. The interest rate averaged 1.20% in 2004 compared to 1.44% for the same quarter in 2003 on these borrowings.

Included in the average balance for short term borrowings were fed funds purchased. Included in FHLB advances are two loans, entered into in 2000, from the Federal Home Loan Bank of Indianapolis. One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank’s rate sensitivity position. Future loan growth may be funded with FHLBI borrowings.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short-term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of March 31, 2004, the Company had a $31,800,000 surplus of core basic liquidity.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of March 31, 2004, the Bank had Large Certificates totaling approximately $56,000,000 compared to $54,000,000 at December 31, 2003. At March 31, 2004, the Bank had $3,600,000 in brokered certificates which were issued through a dealer in September 2003 to help fund loan growth. Included in the issuance were $1,200,000 maturing in September 2004 and $2,400,000 maturing in September 2005.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a line of credit of approximately $38,000,000 available at the FHLBI. As of March 31, 2004 approximately $5,100,000 of the line had been used for long term advances, previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of March 31, 2004
(dollars in thousands)

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$162,241	$48,301	$121,716	$9,273	$341,531
Securities	8,677	18,221	23,199	5,886	55,983
Brokered CDs	583	970	-	-	1,553
Short term investments	23,379	-	-	-	23,379

Total rate sensitive assets	$194,880	$67,492	$144,915	$15,159	$422,446

Liabilities:
Savings & NOW	$88,477	-	-	$93,740	$182,217
Time	31,278	69,947	38,833	438	140,496
Other borrowings	-	282	3,988	797	5,067

Total rate sensitive liabilities	$119,755	$70,229	$42,821	$94,975	$327,780

Rate sensitivity gap and ratios:
Gap for period	$75,125	$(2,737)	$102,094	$(79,816)
Cumulative gap	75,125	72,388	174,482	94,666

Cumulative rate sensitive ratio	1.63	1.38	1.75	1.29

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of March 31, 2004. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses

	First Quarter
	2004	2003

Total	$495,000	$325,000

The Company provided a loan loss provision of $495,000 in the first quarter of 2004 having provided a provision of $325,000 in the same period last year. The provision in the first quarter of 2004 is based upon an analysis of estimated losses inherent in the portfolio and other economic factors including an increase in internally classified loans. Non-performing loans at March 31, 2004 remain at approximately the same level as December 31, 2003 but did decrease $2,200,000 from the balance at March 31, 2003. Net charge offs for the first quarter of 2004 were $195,000 compared to $146,000 in the same period in 2003. The allowance for loan loss as a percent of loans was 1.83%, compared to 1.79% a year earlier and 1.72% at December 31, 2003. Non-accrual, past due 90 days, and renegotiated loans were 1.23% and 1.91% of total loans outstanding at March 31, 2004 and 2003, respectively, and 1.24% of total loans at December 31, 2003.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $9,100,000 at March 31, 2004, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $5,100,000 of commercial loans separately identified as impaired. Impaired loans totaled $9,600,000 at December 31, 2003 and $10,300,000 at March 31, 2003. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,900,000 at March 31, 2004, $1,600,000 at December 31, 2003, and $1,900,000 at March 31, 2003.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets at March 31, 2004 compared to December 31, 2003.

Nonperforming Assets
(in thousands)

	March 31, 2004	December 31, 2003

Nonaccrual loans	$4,135,000	$4,293,000
90 days or more past due and still accruing	58,000	-
Total nonperforming loans	4,193,000	4,293,000
Other real estate	176,000	65,000
Total nonperforming assets	$4,369,000	$4,358,000

Nonperforming loans as a percent of total loans	1.23%	1.24%
Loan loss reserve as a percent of nonperforming loans	149%	139%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first three months of 2004 and 2003.

Loans:   (dollars in thousands)

	Year to date March 31, 2004	Year to date March 31, 2003

Average daily balance of loans for the year to date	$346,251	$331,748
Amount of loans, net of unearned income, outstanding at end
of the quarter	341,531	334,134
Allowance for loan losses:
Balance at beginning of year	5,958	5,794
Loans charged off:
Real estate	0	0
Commercial	127	122
Consumer	132	46

Total charge-offs	259	168
Recoveries of loans previously charged off:
Real estate
	0	0
Commercial	19	16
Consumer	46	6

Total recoveries	65	22
Net loans charged off	194	146
Additions to allowance charged to operations	495	325

Balance at end of quarter	$6,259	$5,973
Ratios:
Net loans charged off (annualized) to average
loans outstanding	.22%	.18%
Allowance for loan losses to loans outstanding	1.83%	1.79%

Noninterest Income (in thousands)	First Quarter
	2004	2003

Total	$1,179	$937

Non-interest income, which includes service charges on deposit accounts, loan fees, trust income, other operating income, and gain (loss) on sale of assets, increased by $242,000 (25.8%) in the first quarter of 2004 compared to the same period in the previous year. The increase is due to the recognition of a $299,000 gain deferred in 2003 on the disposition of property held for sale, classified as other income. Offsetting this, the gain on the sale of loans decreased $123,000 (86.9%) due to decreased volume of residential mortgage sales. In the first quarter of 2004 the Company sold $914,000 in residential mortgage loans compared to $8,200,000 in the same period the previous year. In light of increases in mortgage interest rates, mortgage loan sales and the related gains are expected to continue to significantly decrease throughout 2004. Trust income increased $8,000 (14.5%) due to higher assets under management. Service charge income increased approximately $40,000 (5.4%) primarily the result of an increase volume of business and in particular higher non-sufficient funds fees.

Non-interest Expense (in thousands)	First Quarter
	2004	2003

Total	$3,280	$3,218

Non-interest expense increased $62,000 (1.9%) in the first quarter of 2004 compared to the same period last year. There were increases in salaries and benefits expense of $61,000 (3.4%) principally due to normal merit increases and higher benefit costs. Occupancy expense increased $62,000 (26.4%) primarily due to costs associated with higher building service expenses, property taxes and depreciation on facilities added in 2003. Equipment expense decreased $62,000 (21.9%) due to lower equipment maintenance costs. Other expenses remained flat through the first quarter of 2004 compared to the same quarter of 2003.

Income Tax Expense (in thousands)	First Quarter
	2004	2003
Total	$626	$574

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)	March 31, 2004	December 31, 2003

Stockholders' Equity*	$42,328	$41,235
Ratio of Equity to Total Assets	9.49%	9.17%

*Amounts include securities valuation adjustments recorded under SFAS No. 115 amounting to $433,000 at March 31, 2004 and $307,000 at December 31, 2003.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at March 31, 2004 was 11.40%, and total risk-based capital was 12.65%. At March 31, 2003, these ratios were 10.03% and 11.28% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8% respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.40% at March 31, 2004 and 8.45% in 2003. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton, primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999, a new branch of the Bank was built on a portion of the land valued at approximately $800,000. During 2000 one parcel of the property was sold and the remaining property was sold in the first quarter 2004, at book value. During the first quarter of 2004, the Bank also transferred two pieces of property originally acquired for future expansion to HB Realty. Their carrying amounts are included in “Land and facilities held for sale, net” at March 31, 2004.

Critical Accounting Policies
The Company maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2003.

Contractual Obligations
As of March 31, 2004, December 31, 2003 and March 31, 2003, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $2,300,000, $2,600,000 and $3,300,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2004, December 31, 2003 and March 31, 2003, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

Impact of New Accounting Standards

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, (revised December 2003) (FIN46(R)), clarifies when some entities previously not consolidated under prior accounting guidance, should be. In some instances, it also requires certain previously consolidated entities to be de-consolidated. FIN 46(R) is effective for periods ended after December 15, 2003 for special purpose entities and for periods ended after March 15, 2004 for other types of variable interest entities (VIEs) that are not defined as special purpose entities. Adoption of this interpretation did not have an impact on the Company’s consolidated financial statements as the Company does not currently have an interest in any VIEs.

AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for difference between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. The effects of this new guidance on the Company’s financial statements will depend on future loan acquisition activity, thus is not determinable at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the market risk faced by the Company since December 31, 2003 other than previously discussed.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13 – 15(e) and 15d –15(e) for the period ended March 31, 2004, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others in connection with the Company’s filing of its first quarter report on Form 10-Q for the period ended March 31, 2004.

(b)	Changes in Internal Controls.
During the fiscal quarter covered by this Report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        All securities sold by the Company were registered under the Securities Act.

        The Company did not repurchase any of its stock during the current quarter.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)     Reports on Form 8-K:

        The Company filed a report on 8-K on January 7, 2004 and an amended 8-K/A on February 3, 2004, under Item 4 regarding the decline of KPMG, the Company’s independent auditors to stand for re-election.

        The Company filed a report on 8-K on January 26, 2004, under Item 9 regarding the Company’s year end 2003 Earnings Press Release.

        The Company filed a report on 8-K on February 17, 2004, under Item 9 regarding the appointment of Herbert W. Bursch as new Chief Operating Officer and Successor as President and Chief Executive Officer.

        The Company filed a report on 8-K on March 18, 2004, under Item 4 regarding the engagement of BDO Seidman, LLP to audit the Company’s financial statements for the current fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to be signed on its behalf by the undersigned hereunto duly authorized.

                FNBH BANCORP, INC.

                /s/ Herbert W. Bursch
                 ——————————
                 Herbert W. Bursch
                 President and Chief Executive Officer

                /s/ Janice B. Trouba
                 ——————————
                 Janice B. Trouba
                 Chief Financial Officer

DATE: May 5, 2004

EXHIBIT 31.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

I, Herbert W. Bursch, certify that:

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

Date: May 5, 2004

/s/ Herbert W. Bursch
——————————
Herbert W. Bursch
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

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

Date: May 5, 2004

/s/ Janice B. Trouba
——————————
Janice B. Trouba
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Herbert W. Bursch, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)   The quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)   The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: May 5, 2004	FNBH BANCORP, INC. By: /s/ Herbert W. Bursch —————————— Herbert W. Bursch Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)   The quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)   The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: May 5, 2004	FNBH BANCORP, INC. By: /s/ Janice B. Trouba —————————— Janice B. Trouba Its: Chief Financial Officer

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