Form 10-Q
period 2004-06-30
FNBH BANCORP INC
filed 2004-08-06
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

_________________

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,177,583 shares of the Company’s Common Stock (no par value) were outstanding as of July 31, 2004.

INDEX

Part I Financial Information (unaudited):	Page Number

Item 1
Interim Financial Statements:
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4
Consolidated Statements of Income, three months ended
June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003	5
Consolidated Statements of Stockholders’ Equity and Comprehensive
Income for three months ended June 30, 2004 and 2003	6
Consolidated Statements of Stockholders’ Equity and Comprehensive
Income for six months ended June 30, 2004 and 2003	7
Consolidated Statements of Cash Flows for six months ended
June 30, 2004 and 2003	8

Notes to Interim Consolidated Financial Statements	9

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations	10

Item 3
Quantitative and Qualitative Disclosures about Market Risk	23

Item 4
Controls and Procedures	23

Part II. Other Information

Item 2
Changes in Securities and Use of Proceeds	24

Item 6
Submission of Matters to a Vote of Security Holders	24

Exhibits and Reports on From 8-K	25

Signatures	26

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)	June 30 2004	December 31 2003

Assets Cash and due from banks	$14,183,406	$16,035,121
Short term investments	23,214,210	16,848,371

Total cash and cash equivalents	37,397,616	32,883,492

Certificates of deposit	1,068,000	1,553,000
Investment securities held to maturity, net (fair value of $16,473,198
at June 30, 2004 and $16,006,625 at Dec. 31, 2003)	15,898,071	15,051,293
Investment securities available for sale, at fair value	30,684,139	26,787,863
Mortgage-backed securitities available for sale, at fair value	18,151,033	12,513,486
FHLBI and FRB stock, at cost	1,107,450	1,082,750

Total investment securities	65,840,693	55,435,392

Loans:
Commercial	262,143,668	278,002,975
Consumer	36,109,607	34,995,478
Real estate mortgage	34,901,302	34,087,202

Total loans	333,154,577	347,085,655
Less allowance for loan losses	6,165,067	5,958,375

Net loans	326,989,510	341,127,280

Premises and equipment, net	11,491,691	11,910,399
Land and facilities held for sale, net	155,690	1,400,290
Other real estate owned, held for sale	646,682	65,000
Accrued interest and other assets	5,625,948	5,443,555

Total assets	$449,215,830	$449,818,408

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$76,482,285	$69,233,515
NOW	40,112,690	46,056,749
Savings and money market	143,573,700	140,639,653
Time	134,511,327	137,174,926
Brokered certificates of deposit	3,595,790	5,968,458

Total deposits	398,275,792	399,073,301
Other borrowings	5,066,836	5,327,708
Accrued interest, taxes, and other liabilities	3,273,798	4,181,918

Total liabilities	406,616,426	408,582,927
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,177,583 shares issued and outstanding at June 30, 2004 and 3,168,931 shares
issued and outstanding at Dec. 31, 2003	5,953,028	5,725,898
Retained earnings	37,118,216	35,425,699
Unearned long term incentive plan	(184,166)	(222,652)
Accumulated other comprehensive income, net	(287,674)	306,536

Total stockholders' equity	42,599,404	41,235,481

Total liabilities and stockholders' equity	$449,215,830	$449,818,408

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

	Three months ended June 30		Six months ended June 30
Consolidated Statements of Income (Unaudited)	2004	2003	2004	2003

Interest and dividend income:
Interest and fees on loans	$5,331,516	$5,661,240	$10,811,159	$11,322,978
Interest and dividends on investment securities:
U.S. Treasury and agency securities	364,167	221,761	702,626	450,695
Obligations of state and political subdivisions	175,656	193,929	361,114	396,028
Corporate bonds	32,780	47,003	77,389	94,472
Other securities	13,075	14,609	26,124	14,936
Interest on short term investments	54,060	13,403	86,189	46,982
Interest on certificates of deposit and other bank deposits	13,282	29,712	29,121	74,513

Total interest and dividend income	5,984,536	6,181,657	12,093,722	12,400,604

Interest expense:
Interest on deposits	1,265,475	1,452,969	2,602,689	3,077,053
Interest on other borrowings	93,475	98,599	187,597	196,341

Total interest expense	1,358,950	1,551,568	2,790,286	3,273,394

Net interest income	4,625,586	4,630,089	9,303,436	9,127,210

Provision for loan losses	200,000	275,000	695,000	600,000

Net interest income after provision for loan losses	4,425,586	4,355,089	8,608,436	8,527,210

Noninterest income:
Service charges and other fee income	883,835	676,043	1,671,051	1,423,196
Trust income	64,638	70,360	126,548	124,432
Gain on sale of loans	21,135	96,711	39,695	238,133
Gain on sale/call of investments	-	3,823	-	3,823
Other	35,260	69,237	346,122	63,436

Total noninterest income	1,004,868	916,174	2,183,416	1,853,020

Noninterest expense:
Salaries and employee benefits	1,943,304	1,790,258	3,793,868	3,579,640
Net occupancy expense	259,035	243,462	557,822	479,783
Equipment expense	222,323	291,490	441,654	572,475
Professional and service fees	401,830	274,455	751,714	575,934
Printing and supplies	79,006	91,667	160,304	173,961
Advertising	76,913	99,769	155,148	171,735
Other	584,723	571,299	986,712	1,026,665

Total noninterest expense	3,567,134	3,362,400	6,847,222	6,580,193

Income before federal income taxes	1,863,320	1,908,863	3,944,630	3,800,037

Federal income taxes	548,050	581,450	1,173,556	1,154,975

Net income	$1,315,270	$1,327,413	$2,771,074	$2,645,062

Per share statistics
Basic EPS	$0.41	$0.42	$0.87	$0.84
Diluted EPS	$0.41	$0.42	$0.87	$0.84
Dividends	$0.17	$0.17	$0.34	$0.34
Average shares outstanding	3,173,596	3,162,563	3,171,403	3,160,297

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended June 30, 2004 and 2003 (Unaudited)

	Common stock	Retained earnings	Unearned long term incentive plan	Accumulated other comprehensive imcome	Total

Balances at March 31, 2003	$5,488,298	$32,466,638	$(220,735)	$600,281	$38,334,482
Issued 3,036 shares for long term incentive plan	72,454		(72,454)
Amortization of long term incentive plan			64,540		64,540
Issued 757 shares for employee stock purchase plan	15,511				15,511
Issued 251 shares for current directors' fees	5,943				5,943
Issued 1,689 shares for directors' variable fee plan	39,996				39,996
Comprehensive income:
Net income		1,327,413			1,327,413
Change in unrealized gain (loss) on debt securities
available for sale, net of tax effect				26,787	26,787

Total comprehensive income					1,354,200
Cash dividends ($.17 per share)		(537,981)			(537,981)

Balances at June 30, 2003	$5,622,202	$33,256,070	$(228,649)	$627,068	$39,276,691

	Common stock	Retained earnings	Unearned long term incentive plan	Accumulated other comprehensive imcome	Total

Balances at March 31, 2004	$5,742,206	$36,342,739	$(190,216)	$433,498	$42,328,227
Issued 4,261 shares for long term incentive plan	115,985		(115,985)		-
Amortization of long term incentive plan			122,035		122,035
Issued 2,148 shares for employee stock purchase plan	52,583				52,583
Issued 363 shares for current directors' fees	10,162				10,162
Issued 1,179 shares for director's variable fee plan	32,092				32,092
Comprehensive income:
Net income		1,315,270			1,315,270
Change in unrealized gain(loss) on debt securities
available for sale, net of tax effect				(721,172)	(721,172)

Total comprehensive income					594,098
Cash dividends ($.17 per share)		(539,793)			(539,793)

Balances at June 30, 2004	$5,953,028	$37,118,216	$(184,166)	$(287,674)	$42,599,404

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Common stock	Retained earnings	Unearned long term incentive plan	Accumulated other comprehensive imcome	Total

Balances at December 31, 2002	$5,465,089	$31,685,849	$(247,282)	$675,958	$37,579,614
Issued 3,036 shares for long term incentive plan	72,454		(72,454)		-
Amortization of long term incentive plan			91,087		91,087
Issued 1,674 shares for employee stock purchase plan	33,970				33,970
Issued 450 shares for current directors' fees	10,693				10,693
Issued 1,689 shares for directors' variable fee plan	39,996				39,996
Comprehensive income:
Net income		2,645,062			2,645,062
Change in unrealized gain(loss) on debt securities
available for sale, net of tax effect				(48,890)	(48,890)

Total comprehensive income					2,596,172
Cash dividends ($.34 per share)		(1,074,841)			(1,074,841)

Balances at June 30, 2003	$5,622,202	$33,256,070	$(228,649)	$627,068	$39,276,691

	Common stock	Retained earnings	Unearned long term incentive plan	Accumulated other comprehensive imcome	Total

Balances at December 31, 2003	$5,725,898	$35,425,699	$(222,652)	$306,536	$41,235,481
Issued 4,261 shares for long term incentive plan	115,985		(115,985)		-
Amortization of long term incentive plan			151,412		151,412
Issued 2,576 shares for employee stock purchase plan	62,453				62,453
Issued 499 shares for current directors' fees	13,706				13,706
Issued 283 shares for deferred directors' fees	5,953				5,953
Issued 1,179 shares for director's variable fee plan	32,092				32,092
Retired 146 shares from long term incentive plan	(3,059)		3,059		-
Comprehensive income:
Net income		2,771,074			2,771,074
Change in unrealized gain(loss) on debt securities
available for sale, net of tax effect				(594,210)	(594,210)

Total comprehensive income					2,176,864
Cash dividends ($.34 per share)		(1,078,557)			(1,078,557)

Balances at June 30, 2004	$5,953,028	$37,118,216	$(184,166)	$(287,674)	$42,599,404

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2004	2003

Cash flows from operating activities:
Net income	$2,771,074	$2,645,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	695,000	600,000
Depreciation and amortization	512,566	555,875
Deferred tax benefit	(46,554)	-
Net amortization on investment securities	13,233	74,807
Earned portion of long term incentive plan	154,471	91,087
Gain on sale/call of investments	-	(3,823)
Gain on sale of loans	(39,695)	(238,133)
Proceeds from sale of loans	6,948,185	14,168,518
Origination of loans held for sale	(6,224,000)	(14,470,200)
Gain on the sale of other real estate owned, held for sale	(32,119)	(22,710)
Proceeds from sale of other real estate owned, held for sale	483,115	760,916
Proceeds from sale of land and facilities available for sale	1,400,290	-
Loss on disposal of equipment	-	3,668
(Increase)decrease in accrued interest income and other assets	(1,020,318)	69,771
Increase (decrease) in accrued interest, taxes, and other liabilities	(749,920)	(183,887)

Net cash provided by operating activities	4,865,328	4,050,951

Cash flows from investing activities:
Purchases of available for sale securities	(17,583,028)	(3,008,471)
Purchases of held to maturity securities	(3,185,572)	(234,270)
Purchases/Stock dividend FHLBI stock	(24,700)	(13,200)
Proceeds from maturities and calls of available for sale securities	5,500,000	1,453,350
Proceeds from mortgage-backed securities paydowns-available for sale	1,629,032	3,545,530
Proceeds from maturities and calls of held to maturity securities	2,345,125	-
Proceeds from mortgage-backed securities paydowns-held to maturity	-	26,028
Purchases of brokered certificates of deposit	-	(1,089,000)
Maturity of brokered certificates of deposit	485,000	2,253,000
Net (increase) decrease in loans	12,758,280	(16,898,660)
Capital expenditures	(249,548)	(1,183,287)

Net cash provided by (used in) investing actitities	1,674,589	(15,148,980)

Cash flows from financing activities:
Net increase in deposits	1,575,159	1,566,911
Increase in short term borrowings	-	5,000,000
Decrease in brokered certificates of deposit	(2,372,668)	-
Payments on FHLB note	(260,872)	(241,547)
Dividends paid	(1,078,557)	(1,074,841)
Shares issued for employee stock purchase and directors' compensation	111,145	84,659

Net cash provided by (used) in financing activities	(2,025,793)	5,335,182

Net increase (decrease) in cash and cash equivalents	4,514,124	(5,762,847)

Cash and cash equivalents at beginning of year	32,883,492	33,038,404

Cash and cash equivalents at end of period	$37,397,616	$27,275,557

Supplemental disclosures:
Interest paid	$2,902,622	$3,275,619
Federal income taxes paid	1,262,000	1,200,000
Loans transferred to other real estate	1,032,678	95,000
Loans transferred to land and facilities, held for sale	155,690	-
Loans charged off	582,713	604,264

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

1.     In the opinion of management of the Registrant, the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2004, and consolidated results of operations for the three months and six months ended June 30, 2004 and 2003 and consolidated cash flows for the six months ended June 30, 2004 and 2003.

2.     The results of operations for three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2003 Annual Report contained in the Registrant’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income generated during the respective periods.

5.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $2,216,000 at June 30, 2004, $6,498,000 at June 30, 2003, and $4,293,000 at December 31, 2003. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

6.     Basic and diluted earnings per share (EPS) are computed by dividing net income by the respective number of common shares outstanding.

	Second Quarter		Year-to-Date

	2004	2003	2004	2003

Net income	$1,315,270	$1,327,413	$2,771,074	$2,645,062

Weighted average
shares outstanding (basic)	3,173,596	3,162,563	3,171,403	3,160,297
Dilutive shares	0	0	0	0

Weighted average
shares outstanding (diluted)	3,173,596	3,162,563	3,171,403	3,160,297

Earnings per share:
Basic EPS	$.41	$.42	$.87	$.84
Diluted EPS	$.41	$.42	$.87	$.84

Item 2.

Management’s Discussion and Analysisof
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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months and six months ended June 30, 2004 and 2003, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

	Second Quarter		Year-to-Date

Earnings	2004	2003	2004	2003

(in thousands except per share data)

Net Income	$1,315	$1,327	$2,771	$2,645

Basic and diluted net income per share	$.41	$.42	$.87	$.84

Net income for the three months ended June 30, 2004 decreased approximately $12,000 (.9%) compared to the same period last year. In the second quarter of the current year, the provision for loan losses decreased $75,000 (27.3%), noninterest income increased $89,000 (9.7%) and the provision for federal income taxes decreased $33,000 (5.7%). Offsetting these favorable occurrences was a decrease in net interest income of $5,000 (.1%) and an increase in noninterest expenses of $205,000 (6.1%).

Net income for the six months ended June 30, 2004 increased approximately $126,000 (4.8%) compared to the same period last year. Contributing to the increase in 2004 earnings were higher net interest income of $176,000 (1.9%) and higher noninterest income of $330,000 (17.8%). Partially offsetting these favorable variances were an increase in the provision for loan losses of $95,000 (15.8%), higher noninterest expenses of $267,000 (4.1%) and a higher provision for federal income taxes of $19,000 (1.6%).

	Second Quarter		Year-to-Date

Net Interest Income	2004	2003	2004	2003

(in thousands except per share data)

Interest Income	$5,985	$6,182	$12,093	$12,400

Interest Expense	$1,359	$1,552	$2,790	$3,273

Net Interest Income	$4,626	$4,630	$9,303	$9,127

The following tables illustrate some of the significant factors contributing to the decrease in net interest income for the period and increase in net interest income for the year to date.

TABLE 1
INTEREST YIELDS AND COSTS (in thousands)
June 30, 2004 and 2003

	Second Quarter Averages

	2004			2003

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments	$23,894	$67.2	1.11%	$7,977	$43.1	2.14%
Securities: Taxable	41,771	410.0	3.93%	27,143	283.3	4.18%
Tax-exempt (1)	14,188	255.0	7.19%	16,018	279.1	6.97%
Loans(1)(2)(3)	337,100	5,365.4	6.32%	338,824	5,696.6	6.67%

Total earning assets/total
interest income	416,953	6,097.6	5.81%	389,962	6,302.1	6.41%

Cash and due from banks	13,143			12,707
All other assets	17,988			18,357
Allowance for loan losses	(6,288)			(5,964)

Total Assets	$441,796			$415,062

Liabilities and
Stockholders' Equity
Interest bearing deposits:
Savings and NOW accounts	$180,087	$279.8	0.62%	$167,021	$359.6	0.86%
Time	140,600	985.7	2.82%	134,146	1,093.3	3.27%
Short term borrowings	-	-	0.00%	155	0.3	0.67%
FHLB advances	5,067	93.5	7.30%	5,328	98.3	7.30%

Total interest bearing
liabilities/total interest expense	325,754	1,359.0	1.68%	306,650	1,551.5	2.03%

Non-interest bearing deposits	70,025			65,935
All other liabilities	3,316			3,454
Stockholders' Equity	42,701			39,023

Total Liabilities and
Shareholders' Equity	$441,796			$415,062

Interest spread			4.13%			4.38%

Net interest income-FTE		$4,738.6			$4,750.6

Net interest margin			4.50%			4.82%

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $177,000 in 2004 and $172,000 in 2003.

TABLE 2
INTEREST YIELDS AND COSTS (in thousands)
June 30, 2004 and 2003

	Year to Date Averages

	2004			2003

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments	$19,534	$114.9	1.16%	$13,404	$120.9	1.79%
Securities: Taxable	40,668	806.1	3.96%	27,093	560.1	4.13%
Tax-exempt (1)	14,619	522.6	7.15%	16,321	566.0	6.94%
Loans(1)(2)(3)	341,675	10,878.2	6.32%	335,110	11,392.1	6.78%

Total earnings assets/total
interest income	416,496	12,321.8	5.87%	391,928	12,639.1	6.43%

Cash & due from banks	12,571			12,593
All other assets	18,475			18,431
Allowance for loan loss	(6,173)			(5,875)

Total Assets	$441,369			$417,077

Liabilities and
Stockholders' Equity
Interest bearing deposits:
Savings & NOW accounts	$182,218	$579.6	0.64%	$172,998	$880.4	1.03%
Time	141,091	2,023.1	2.88%	132,782	2,196.7	3.34%
Short term borrowings	4	-	1.20%	82	0.3	0.71%
FHLB Advances	5,094	187.6	7.28%	5,346	196.0	7.29%

Total interest bearing
liabilities/total interest expense	328,407	2,790.3	1.71%	311,208	3,273.4	2.12%

Non-interest bearing deposits	67,137			63,685
All other liabilities	3,519			3,571
Stockholders' Equity	42,306			38,613

Total liabilities and
shareholders' equity	$441,369			417,077

Interest spread			4.16%			4.31%

Net interest income-FTE		$9,531.5			$9,365.7

Net interest margin			4.53%			4.75%

(1) Average yield in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $344,000 in 2004 and $330,000 in 2003.

Interest Earning Assets/Interest Income

On tax equivalent basis, interest income decreased approximately $205,000 (3.2%) in the second quarter of 2004 compared to the second quarter of 2003. The decrease was the result of a 60 basis point reduction in the yield on earning assets partially offset by an increase in the average balance of interest earning assets of $27,000,000 (6.9%). The reduction in yield is the result of a change in the mix of earning assets in 2004 as well as lower interest rates.

The quarterly average balance of short term investments and securities was $28,700,000 (56.2%) higher in the second quarter of 2004 as compared with the same period in 2003. Offsetting the increase in average balances was a decrease in the yield on these investments of 107 basis points due to lower market interest rates. Loans which earn a higher yield than investments, had a decrease in average balances of $1,700,000 in the second quarter of 2004 compared to the same period last year as well as a 35 basis point reduction in yield. This reduction was primarily the result of the prime rate being 25 basis points lower in the second quarter of 2004 compared to the second quarter of 2003. Loan balances at June 30, 2004 have decreased $14,000,000 from December 31, 2003, and by $8,000,000 from March 31, 2004. The decrease is attributable to soft loan demand during the first half of this year and competitive pressures in our markets. Management is focusing its efforts on reversing this trend; however, the continuation of this trend will have an unfavorable impact on net interest margin.

For the first half of the year, tax equivalent interest income decreased $317,000 (2.5%). Loan interest income decreased $514,000 (4.5%). The average rate earned on loans decreased 46 basis points while average balances increased $6,600,000 (2.0%). The slight increase in loan growth occurred across all portfolios but was most significant in the consumer loan areas. Average commercial loans increased $1,800,000 (.7%), consumer loans increased $3,000,000 (9.0%) and mortgage loans increase $1,800,000 (5.5%) from the previous year. In addition to the mortgage loans held in the Bank’s loan portfolio, the Bank also originates mortgage loans for sale in the secondary market. Loans originated for sale were $2,274,000 in the first half of 2004 compared to $14,000,000 in the first half of 2003. The decline was the result of increases in mortgage rates and lower refinancing activity. Positively affecting interest income was an increase in short term investments and securities income of $197,000 (15.8%), the result of higher average balances of $18,000,000 (31.7%).

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the second quarter of 2004 decreased $187,000 (12.9%) from the second quarter 2003. The positive change in interest expense is the result of a lower yield paid on deposits of 35 basis points partially offset by higher average balances of $19,500,000.

Interest expense on deposits declined during the first half of 2004 compared to the first half of last year by $483,000 (14.8%) due to a decrease in the average rate paid on deposits of 42 basis points partially offset by an increase in interest bearing average deposit balances of $17,500,000 (5.7%).

Included in the average balance for short term borrowings during 2003 were federal funds purchased. Due to the increased liquidity in the first half of 2004 it has not been necessary to borrow federal funds or other short term borrowings. Included in FHLB advances are two loans entered into in 2000 from the Federal Home Loan Board of Indianapolis. One borrowing, originally for $3,000,000, was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank’s rate sensitivity. FHLB borrowings are available to fund future growth if needed.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of June 30, 2004, the Bank had Large Certificates totaling approximately $57,000,000 compared to $54,000,000 at December 31, 2003. At June 30, 2004, the Bank had $3,600,000 in brokered certificates which were issued through a dealer in September 2003 to help fund loan growth. Included in the issuance were $1,200,000 maturing in September 2004 and $2,400,000 maturing in September 2005.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a line of credit of approximately $40,000,000 available at the FHLBI. As of June 30, 2004 approximately $5,100,000 of the line had been used for long term advances, previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

Interest Rate Risk

Interest rate risk is also addressed by ALCO. Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or loss of current market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while, at the same time, maximizing income. Tools used by management include the standard GAP report which lays out the repricing schedule for various asset and liability categories and an interest rate simulation report. The Bank has no market risk sensitive instruments held for trading purposes. The Bank has not entered into futures, forwards, swaps, or options to manage interest rate risk. However, the Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised.

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

Interest Rate Sensitivity as of June 30, 2004
(dollars in thousands)

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$163,487	$45,808	$117,701	$6,159	$333,155
Securities	5,032	13,186	37,202	10,421	65,841
Brokered CD's	98	970	-	-	1,068
Short term investments	23,214	-	-	-	23,214

Total rate sensitive assets	$191,831	$59,964	$154,903	$16,580	$423,278

Liabilities:
Savings & NOW	$91,160	$-	$-	$92,526	$183,686
Time	34,549	65,579	37,503	476	$138,107
Other borrowings	-	3,282	1,371	414	$5,067

Total rate sensitive liabilities	$125,709	$68,861	$38,874	$93,416	$326,860

Rate sensitivity gap and ratios:
Gap for period	$66,122	$(8,897)	$116,029	$(76,836)
Cumulative gap	66,122	57,225	173,254	96,418

Cumulative rate sensitive ratio	1.53	1.29	1.74	1.29

The preceding table sets forth the time periods in which earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The entire balance of savings including MMDA, and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits and are not considered rate sensitive. Allocations are made to time periods based on the Bank’s historical experience and management’s analysis of industry trends.

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of June 30, 2004. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

	Second Quarter		Year-to-Date

Provision for Loan Losses	2004	2003	2004	2003

(in thousands)

Total	$200	$275	$695	$600

The Company provided a loan loss provision of $200,000 in the second quarter of 2004 having provided a provision of $275,000 in the same period last year. The provision in the second quarter of 2004 is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at June 30, 2004 are down $2,077,000 from December 31, 2003, and have decreased $4,282,000 from the balance at June 30, 2003. Net charge offs for the second quarter of 2004 were $294,000 compared to $366,000 in the same period in 2003.

Year to date the provision is $695,000 compared to $600,000 in the prior year. Management has determined that the allowance is adequate based on potential losses inherent in the portfolio. At June 30, 2004 the allowance for loan loss as a percent of loans was 1.85%, compared to 1.71% a year earlier and 1.72% at December 31, 2003. For the first half of 2004, the Bank had net charge offs of $488,000 compared to $512,000 for the first half of 2003. Non-accrual, past due 90 days, and renegotiated loans were .67% and 1.89% of total loans outstanding at June 30, 2004 and 2003, respectively, and 1.24% of total loans at December 31, 2003.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $5,600,000 at June 30, 2004, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $4,700,000 of commercial loans separately identified as impaired. Impaired loans totaled $9,600,000 at December 31, 2003 and $9,800,000 at June 30, 2003. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired loans had specific reserves calculated in accordance with SFAS No. 114 of $1,715,000 at June 30, 2004, $1,600,000 at December 31, 2003, and $1,650,000 at June 30, 2003.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets at June 30, 2004 compared to December 31, 2003.

Nonperforming Assets	June 30, 2004	December 31, 2003

(in thousands)
Nonaccrual loans	$1,167,000	$4,293,000
90 days or more past due and still accruing	1,049,000	-

Total nonperforming loans	$2,216,000	$4,293,000
Other real estate	647,000	65,000

Total nonperforming assets	$2,863,000	$4,358,000

Nonperforming loans as a percent of total loans	.67%	1.24%
Loan loss reserve as a percent of nonperforming loans	278%	139%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first six months of 2004 and 2003.

Loans: (dollars in thousands)	Year to date June 30, 2004	Year to date June 30, 2003

Average daily balance of loans for the year to date	$341,675	$335,110
Amount of loans, outstanding at end of the quarter	333,155	344,044

Allowance for loan losses:
Balance at beginning of year	$5,958	$5,794
Loans charged off:
Real estate	0	0
Commercial	309	498
Consumer	274	106

Total charge-offs	583	604
Recoveries of loans previously charged off:
Real estate	0	0
Commercial	23	65
Consumer	72	27

Total recoveries	95	92

Net loans charged off	488	512
Additions to allowance charged to operations	695	600

Balance at end of quarter	$6,165	$5,882

Ratios:
Net loans charged off (annualized) to average
loans outstanding	.29%	.30%
Allowance for loan losses to loans outstanding	1.85%	1.71%

	Second Quarter		Year-to-Date

Noninterest Income	2004	2003	2004	2003

(in thousands)

Total	$1,005	$916	$2,183	$1,853

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income increased by $89,000 (9.7%) during the second quarter of 2004 from the comparable quarter in 2003. Service charges and other fee income increased $208,000 (30.7%) during the second quarter 2004 from the second quarter 2003 as a result of an impairment reserve on mortgage servicing rights taken in the second quarter of 2003 for $145,000 while the second quarter of 2004 had a recapture of the impairment reserve of $33,000. Other fee income also increased $25,000 due to increased loan renewal and credit line fees in the second quarter of 2004. Trust income decreased $6,000 (8.1%) due to nonrecurring fees of $15,000 recognized in the second quarter of 2003 compared to only $6,000 of similar fees recognized in 2004. Gain on the sale of loans has decreased $76,000 (78.1%) due to lower volume of mortgage loans originated for sale. During the second quarter of 2004, $1,400,000 of loans were sold compared to $5,800,000 in the same quarter of 2003. Other income decreased $34,000 (49.1%) in the second quarter of 2004 compared to the same quarter of 2003 due to the reversal of a reserve in 2003 for other real estate of $45,000.

For the year, noninterest income increased $330,000 (17.8%). Contributing to the increase was the $178,000 increase in service charges as a result of changes in the mortgage servicing rights impairment reserve discussed above and increased other income as a result of the recognition of a deferred gain of $299,000 which occurred in the first quarter of 2004 relating to the sale of other real estate held for sale. Offsetting this is a reduction in the gain on the sale of loans of $198,000 due to lower volume of loans originated for sale in 2004.

	Second Quarter		Year-to-Date

Noninterest Expense	2004	2003	2004	2003

(in thousands)

Total	$3,567	$3,362	$6,847	$6,580

Noninterest expense increased $205,000 (6.1%) in the second quarter of 2004 compared to same period in 2003. Salaries and benefits increased $153,000 (8.5%) due to salary and benefit costs related to the branch opened in December 2003, an additional commercial lender hired in April 2004, hiring costs related to filling various loan positions, and retirement expenses for the former chief executive officer. Occupancy cost increased $16,000 (6.4%) in 2004 due to the costs associated with the branch opened in December 2003. Professional and service fees increased $127,000 (46.4%) during the second quarter of 2004 compared with the same quarter in the previous year due to costs related to various training initiatives, increase audit fees for compliance with the Sarbanes-Oxley Act, and consultant fees for sales training, leadership training, and consultant fees for employee recruitment. Other expenses increased $13,000 (2.3%) as a result of an increase in expense related to overdrawn deposit accounts of $80,000 and increased computer service fees as a result of costs associated with new software systems. Other expenses in the second quarter of 2003 were higher as a result of expense recorded related to the write down of a property held for sale that was later sold in 2004. Offsetting these increases, equipment expense was lower by $69,000 (23.7%) due to lower equipment maintenance costs including software amortization, advertising expense was lower by $23,000 (22.9%) due to fewer advertising campaigns in 2004, and printing and supplies was also lower by $13,000 (13.8%).

For the first half of the year, noninterest expense increased by $267,000 (4.1%) compared to the prior year. Salaries and benefits increased $214,000 (6.0%) due to the reasons discussed above as well as higher benefit costs and normal merit increases. Occupancy costs increased $78,000 (16.3%) due to higher building services expenses, property taxes and depreciation on facilities added in 2003. Professional and service fees increased $176,000 (30.5%) for the reasons discussed above. Offsetting these increases were decreases in equipment expense of $131,000 (22.9%), decreased advertising expense of $17,000 (9.7%), decreases printing and supplies expense of $14,000 (7.9%) and decreased other expenses of $40,000 (3.9%).

	Second Quarter		Year-to-Date

Income Tax Expense	2004	2003	2004	2003

(in thousands)

Total	$548	$581	$1,174	$1,155

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital	June 30, 2004	December 31, 2003

(in thousands )

Stockholders' Equity*	$42,599	$41,235

Ratio of Equity to Total Assets	9.48%	9.17%

*Amounts include securities valuation adjustments recorded under SFAS No. 115 amounting to $(288,000) at June 30, 2004 and $307,000 at December 31, 2003.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at June 30, 2004 was 11.84%, and total risk-based capital was 13.09%. At June 30, 2003, these ratios were 10.03% and 11.28% respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.56% at June 30, 2004, and 8.70% in 2003. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton, primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999, a new branch of the Bank was built on a portion of the land valued at approximately $800,000. During 2000 one parcel of the property was sold, and the remaining property was sold in the first quarter 2004, at book value. During the first quarter of 2004, the Bank also transferred two pieces of property originally acquired for future expansion to HB Realty. Their carrying amounts are included in “Land and facilities held for sale, net” at June 30, 2004.

Critical Accounting Policies

The Company maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2003.

Contractual Obligations

As of June 30, 2004, December 31, 2003, and June 30, 2003, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,200,000, $2,600,000 and $3,300,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2004, December 31, 2003 and June 30, 2003, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. The effects of this new guidance on the Company’s financial statements will depend on future loan acquisition activity, thus is not determinable at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Company since December 31, 2003 other than previously discussed.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13 – 15(e) and 15d – 15(e)) for the period ended June 30, 2004, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others in connection with the Company’s filing of its second quarter report on Form 10-Q for the period ended June 30, 2004.

(b)	Changes in Internal Controls.

During the fiscal quarter covered by this Report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchased of Equity Securities

        All securities sold by the Company were registered under the Securities Act.

        The Company did not repurchase any of its stock during the current quarter, nor has the Company’s Board adopted or approved a stock repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

        The registrant’s annual meeting of stockholders was held on April 21, 2004. The stockholders voted on the election of directors.

The following nominee for the office of director was elected for a term expiring in 2006:

      Herbert W. Bursch

The following three nominees for the office of director were elected for a term expiring in 2007:

      Barbara Draper
      Randolph E. Rudisill
      W. Rickard Scofield

Additionally, the following directors continue in office.

Term expiring in 2005:
      Athena Bacalis
      Dona Scott Laskey
      James R. McAuliffe
      R. Michael Yost

Term expiring in 2006:
      Gary R. Boss
      Donald K. Burkel
      Richard F. Hopper

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

        The Company filed an amended 8-K/A report on April 5, 2004, under Item 4 regarding the decline of KPMG, the Company’s independent auditors to stand for re-election.

        The Company filed a report on 8-K on April 23, 2004, under Item 12 regarding the Company’s First Quarter 2004 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Herbert W. Bursch —————————————— Herbert W. Bursch President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: August 5, 2004

EXHIBIT 31.1

CERTIFICATE OF THECHIEF
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

Date: August 5, 2004

/s/ Herbert W. Bursch
——————————————
Herbert W. Bursch
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF THECHIEF
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

Date: August 5, 2004

/s/ Janice B. Trouba
——————————————
Janice B. Trouba
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THECHIEF
EXECUTIVE OFFICER OF

FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Herbert W. Bursch, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1) The quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2) The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: August 5, 2004	FNBH BANCORP, INC. By: /s/ Herbert W. Bursch —————————————— Herbert W. Bursch Its: Chief Executive Officer

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

CERTIFICATE OF THECHIEF
FINANCIAL OFFICER OF

FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1) The quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2) The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: August 5, 2004	FNBH BANCORP, INC. By: /s/ Janice B. Trouba —————————————— Janice B. Trouba Its: Chief Financial Officer

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