Form 10-Q
period 2004-09-30
FNBH BANCORP INC
filed 2004-11-05
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

———————————————

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,178,294 shares of the Company’s Common Stock (no par value) were outstanding as of October 31, 2004.

INDEX

Part I. Part II.

Financial Information (unaudited):

Item 1.
Interim Financial Statements:
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Consolidated Statements of Income, three months ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003
Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the three months ended September 30, 2004 and 2003
Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for nine months ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows for nine months ended
     September 30, 2004 and 2003

Notes to Interim Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
     Financial Condition and Results of Operations

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

Item 4.
Controls and Procedures

Other Information

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.
Exhibits

	Signatures	Page Number 4 5 6 7 8 9 10 23 23 24 24 25

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)	September 30 2004	December 31 2003

Assets
Cash and due from banks	$12,880,396	$16,035,121
Short term investments	17,766,115	16,848,371

Total cash and cash equivalents	30,646,511	32,883,492

Certificates of deposit	7,061,000	1,553,000
Investment securities held to maturity, net (fair value of $17,704,653
at September 30, 2004 and $16,006,625 at December 31, 2003)	16,911,958	15,051,293
Investment securities available for sale, at fair value	40,012,903	26,787,863
Mortgage-backed securitities available for sale, at fair value	17,513,821	12,513,486
FHLBI and FRB stock, at cost	1,119,250	1,082,750

Total investment securities	75,557,932	55,435,392

Loans:
Commercial	267,256,519	278,002,975
Consumer	36,671,818	34,995,478
Real estate mortgage	34,260,823	34,087,202

Total loans	338,189,160	347,085,655
Less allowance for loan losses	(6,267,538)	(5,958,375)

Net loans	331,921,622	341,127,280

Premises and equipment, net	11,304,304	11,910,399
Land and facilities held for sale, net	155,690	1,400,290
Other real estate owned, held for sale	1,176,833	65,000
Accrued interest and other assets	5,471,395	5,443,555

Total assets	$463,295,287	$449,818,408

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$76,840,911	$69,233,515
NOW	53,025,822	46,056,749
Savings and money market	144,914,687	140,639,653
Time	133,025,573	137,174,926
Brokered certificates of deposit	2,377,042	5,968,458

Total deposits	410,184,035	399,073,301
Other borrowings	5,066,836	5,327,708
Accrued interest, taxes, and other liabilities	3,434,501	4,181,918

Total liabilities	418,685,372	408,582,927
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,178,294 shares issued and outstanding at September 30, 2004 and 3,168,931
shares issued and outstanding at December 31, 2003	5,972,173	5,725,898
Retained earnings	38,161,568	35,425,699
Deferred directors' compensation	437,211	-
Unearned long term incentive plan	(167,607)	(222,652)
Accumulated other comprehensive income, net	206,570	306,536

Total stockholders' equity	44,609,915	41,235,481

Total liabilities and stockholders' equity	$463,295,287	$449,818,408

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003

Interest and dividend income:
Interest and fees on loans	$5,445,772	$5,738,193	$16,256,931	$17,061,171
Interest and dividends on investment securities:
U.S. Treasury and agency securities	475,520	226,378	1,178,146	677,073
Obligations of states and political subdivisions	194,712	190,008	555,826	586,036
Corporate bonds	30,069	47,244	107,458	141,716
Other securities	11,924	97	38,048	15,033
Interest on short-term investments	66,491	42,303	152,680	89,285
Interest on certificates of deposit and other bank deposits	32,425	11,583	61,546	86,096

Total interest and dividend income	6,256,913	6,255,806	18,350,635	18,656,410

Interest expense:
Interest on deposits	1,260,534	1,353,180	3,863,223	4,430,233
Interest on other borrowings	93,475	115,627	281,072	311,968

Total interest expense	1,354,009	1,468,807	4,144,295	4,742,201

Net interest income	4,902,904	4,786,999	14,206,340	13,914,209

Provision for loan losses	300,000	200,000	995,000	800,000

Net interest income after provision for loan losses	4,602,904	4,586,999	13,211,340	13,114,209

Noninterest income:
Service charges and other fee income	750,199	885,911	2,421,250	2,309,107
Trust income	57,556	100,071	184,104	224,503
Gain on sale of loans	17,102	120,603	56,797	358,736
Gain on sale/call of investments	-	-	-	3,823
Other	23,424	2,115	369,546	65,551

Total noninterest income	848,281	1,108,700	3,031,697	2,961,720

Noninterest expense:
Salaries and employee benefits	1,678,624	1,657,018	5,472,492	5,236,658
Net occupancy expense	259,688	241,521	817,510	721,304
Equipment expense	214,652	217,191	656,306	789,666
Professional and service fees	370,304	273,749	1,122,018	849,683
Printing and supplies	51,613	39,307	211,917	213,268
Advertising	70,404	74,282	225,552	246,017
Other	435,208	479,202	1,421,920	1,505,867

Total noninterest expense	3,080,493	2,982,270	9,927,715	9,562,463

Income before federal income taxes	2,370,692	2,713,429	6,315,322	6,513,466

Federal income taxes	723,600	841,700	1,897,156	1,996,675

Net income	$1,647,092	$1,871,729	$4,418,166	$4,516,791

Per share statistics
Basic EPS	$0.52	$0.59	$1.39	$1.43
Diluted EPS	$0.52	$0.59	$1.39	$1.43
Dividends	$0.19	$0.17	$0.53	$0.51
Basic average shares outstanding	3,184,609	3,164,895	3,180,519	3,161,846
Dilutive average shares outstanding	3,188,460	3,164,895	3,183,317	3,161,846

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income
For the Three Months Ended September 30, 2004 and 2003 (Unaudited)

	Common Stock	Retained Earnings	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (loss)	Total

Balances at June 30, 2003	$5,622,202	$33,256,070	$(228,649)	$627,068	$39,276,691
Amortization of long term incentive plan			21,052	21,052
Issued 636 shares for employee purchase plan	13,642				13,642
Issued 241 shares for current directors' fees	5,811				5,811
Comprehensive income:
Net income		1,871,729			1,871,729
Change in unrealized loss on debt securities
available for sale, net of tax effect				(223,283)	(223,283)

Total comprehensive income					1,648,446
Cash dividends (17¢ per share)		(538,031)			(538,031)

Balances at September 30, 2003	$5,641,655	$34,589,768	$(207,597)	$403,785	$40,427,611

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (loss)	Total

Balances at June 30, 2004	$5,953,028	$37,118,216	$	$(184,166)	$(287,674)	$42,599,404
Amortization of long term incentive plan				16,559		16,559
Issued 569 shares for employee purchase plan	14,800					14,800
Issued 142 shares for current directors' fees	4,345					4,345
Reclassification of directors' deferred
compensation (19,321 stock units)			437,211			437,211
Comprehensive income:
Net income		1,647,092				1,647,092
Change in unrealized gain on debt securities
available for sale, net of tax effect					494,244	494,244

Total comprehensive income						2,141,336
Cash dividends (19¢ per share)		(603,740)				(603,740)

Balances at September 30, 2004	$5,972,173	$38,161,568	$437,211	$(167,607)	$206,570	$44,609,915

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	Common Stock	Retained Earnings	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (loss)	Total

Balances at December 31, 2002	$5,465,089	$31,685,849	$(247,282)	$675,958	$37,579,614
Issued 3,036 shares for long term incentive plan	72,454		(72,454)		-
Amortization of long term incentive plan			112,139		112,139
Issued 2,310 shares for employee stock purchase plan	47,612				47,612
Issued 691 shares for current stock directors' fees	16,504				16,504
Issued 1,689 shares for directors' variable fee plan	39,996				39,996
Comprehensive income:
Net income		4,516,791			4,516,791
Change in unrealized loss on debt securities
available for sale, net of tax effect				(272,173)	(272,173)

Total comprehensive income					4,244,618
Cash dividends (51¢ per share)		(1,612,872)			(1,612,872)

Balances at September 30, 2003	$5,641,655	$34,589,768	$(207,597)	$403,785	$40,427,611

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (loss)	Total

Balances at December 31, 2003	$5,725,898	$35,425,699	$	$(222,652)	$306,536	$41,235,481
Issued 4,261 shares for long term incentive plan	115,985			(115,985)		-
Amortization of long term incentive plan				167,971		167,971
Retired 146 shares from long term incentive plan	(3,059)			3,059		-
Issued 3,145 shares for employee stock purchase plan	77,253					77,253
Issued 641 shares for current directors' fees	18,051					18,051
Issued 1,179 shares for directors' variable fee plan	32,092					32,092
Issued 283 shares for deferred directors' fees	5,953					5,953
Reclassification of directors' deferred compensation
(19,321 stock units)			437,211			437,211
Comprehensive income:
Net income		4,418,166				4,418,166
Change in unrealized loss on debt securities
available for sale, net of tax effect					(99,966)	(99,966)

Total comprehensive income						4,318,200
Cash dividends (53¢per share)		(1,682,297)				(1,682,297)

Balances at September 30, 2004	$5,972,173	$38,161,568	$437,211	$(167,607)	$206,570	$44,609,915

See notes to interim consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)	Nine months ended September 30

	2004	2003

Cash flows from operating activities:
Net income	$4,418,166	$4,516,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	995,000	800,000
Depreciation and amortization	767,917	776,587
Deferred income taxes	46,554	-
Net amortization on investment securities	4,764	105,092
Earned portion of long term incentive plan	167,971	112,139
Shares issued for directors' compensation	56,096	56,500
Gain on sale/call of investments	-	(3,823)
Gain on sale of loans	(56,797)	(358,736)
Proceeds from sale of loans	7,771,256	22,327,086
Origination of loans held for sale	(7,037,000)	(22,551,120)
Gain on the sale of other real estate owned, held for sale	(40,734)	(22,710)
Proceeds from sale of other real estate owned, held for sale	490,703	760,916
Proceeds from sale of land and facilities held for sale	1,400,290	-
Loss on disposal of equipment	-	8,958
Increase in accrued interest income and other assets	(180,794)	(117,341)
Increase (decrease) in accrued interest, taxes, and other liabilities	(152,006)	344,440

Net cash provided by operating activities	8,651,386	6,754,779

Cash flows from investing activities:
Purchases of available for sale securities	(32,556,566)	(13,960,659)
Purchases of held to maturity securities	(4,776,698)	(234,270)
Purchases/Stock dividend FHLBI stock	(36,500)	(13,200)
Proceeds from maturities and calls of available for sale securities	11,500,000	2,000,000
Proceeds from mortgage-backed securities paydowns-available for sale	2,670,570	5,052,453
Proceeds from maturities and calls of held to maturity securities	2,920,125	1,745,000
Proceeds from mortgage-backed securities paydowns-held to maturity	-	26,028
Purchases of brokered certificates of deposit	(5,993,000)	(1,089,000)
Maturity of brokered certificates of deposit	485,000	2,447,000
Net (increase) decrease in loans	5,971,396	(19,906,073)
Capital expenditures	(317,512)	(1,512,162)

Net cash used in investing actitities	(20,133,185)	(25,444,883)

Cash flows from financing activities:
Net increase in deposits	14,702,150	12,472,114
Increase (decrease) in brokered certificates of deposit	(3,591,416)	5,968,458
Payments on FHLB note	(260,872)	(241,547)
Dividends paid	(1,682,297)	(1,612,872)
Shares issued for employee stock purchase	77,253	47,612

Net cash provided by financing activities	9,244,818	16,633,765

Net decrease in cash and cash equivalents	(2,236,981)	(2,056,339)

Cash and cash equivalents at beginning of year	32,883,492	33,038,404

Cash and cash equivalents at end of period	$30,646,511	$30,982,065

Supplemental disclosures:
Interest paid	$4,284,766	$3,298,242
Federal income taxes paid	1,645,000	1,740,000
Loans transferred to other real estate	1,561,802	95,000
Loans transferred to land and facilities, held for sale	155,690	-
Loans charged off	797,479	726,959

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Company), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2004, and consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003 and consolidated cash flows for the nine months ended September 30, 2004 and 2003.

2.     The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2003 Annual Report contained in the Company’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income generated during the respective periods.

5.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,968,000 at September 30, 2004, $5,830,000 at September 30, 2003, and $4,293,000 at December 31, 2003. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

6.     Basic and diluted earnings per share (EPS) are computed by dividing net income by the respective number of common shares outstanding.

	Third Quarter		Year-to-Date

	2004	2003	2004	2003

Net income	$1,647,092	$1,871,729	$4,418,166	$4,516,791

Weighted average
shares outstanding (basic)	3,184,609	3,164,895	3,180,519	3,161,846
Dilutive shares	3,851	0	2,798	0

Weighted average
shares outstanding (diluted)	3,188,460	3,164,895	3,183,317	3,161,846

Earnings per share:
Basic EPS	$.52	$.59	$1.39	$1.43
Diluted EPS	$.52	$.59	$1.39	$1.43

Dilutive shares outstanding includes potential common shares awarded under restricted stock awards determined using the treasury stock method.

7.     In September 2004, the Company reclassified Deferred Directors’ Compensation (See Note 17 of the Consolidated Financial Statements in the 2003 Annual Report) from a liability to equity. Prior periods were not reclassified as the impact of this change was determined not to be significant.

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

The Company, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Company’s results of operations for the three months and nine months ended September 30, 2004 and 2003, and also provides information relating to the Company’s financial condition, focusing on its liquidity and capital resources.

	Third Quarter		Year-to-Date

Earnings (in thousands except per share data)	2004	2003	2004	2003

Net income	$1,647	$1,872	$4,418	$4,517

Basic and diluted earnings per share	$.52	$.59	$1.39	$1.43

Net income for the three months ended September 30, 2004 decreased approximately $225,000 (12.0%) compared to the same period last year. In the third quarter of the current year, the provision for loan losses increased $100,000 (50.0%), noninterest income decreased $260,000 (23.5%) and noninterest expenses increased $98,000 (3.3%). Partially offsetting these unfavorable occurrences was an increase in net interest income of $116,000 (2.4%) and a decrease in federal income taxes of $118,000 (14.0%).

Net income for the nine months ended September 30, 2004 decreased approximately $99,000 (2.2%) compared to the same period last year. Contributing to the decrease was a higher provision for loan losses of $195,000 (24.4%) and increases in noninterest expenses of $365,000 (3.8%). Partially offsetting these unfavorable variances were an increase in net interest income of $292,000 (2.1%), higher noninterest income of $70,000 (2.4%) and lower federal income taxes of $100,000 (5.0%).

	Third Quarter		Year-to-Date

Net Interest Income (in thousands)	2004	2003	2004	2003

Interest Income	$6,257	$6,256	$18,350	$18,656

Interest Expense	1,354	1,469	4,144	4,742

Net Interest Income	$4,903	$4,787	$14,206	$13,914

The following tables illustrate some of the significant factors contributing to the increase in net interest income for the period and year to date.

TABLE 1
INTEREST YIELDS AND COSTS (in thousands)
September 30, 2004 and 2003

	----------Third Quarter Averages----------
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments and certificates of deposit	$25,131	$98.7	1.54%	$14,639	$53.5	1.43%
Securities: Taxable	53,355	517.4	3.88%	28,759	273.7	3.81%
Tax-exempt (1)	16,643	282.6	6.79%	15,551	273.7	7.04%
Loans (2)(3)	333,739	5,481.4	6.45%	345,352	5,773.6	6.56%

Total earning assets/total
interest income	428,868	$6,380.1	5.86%	404,301	$6,374.5	6.20%

Cash and due from banks	12,790			14,101
All other assets	18,059			18,118
Allowance for loan losses	(6,159)			(5,889)

Total Assets	$453,558			$430,631

Liabilities and
Stockholders' Equity:
Interest bearing deposits:
Savings and NOW accounts	$189,757	$302.2	0.63%	$172,674	$295.3	0.68%
Time	138,743	958.3	2.75%	134,971	1,057.9	3.11%
Short term borrowings	-	-	0.00%	4,946	17.3	1.37%
FHLB advances	5,067	93.5	7.22%	5,328	98.3	7.22%

Total interest bearing
liabilities/total interest expense	333,567	$1,354.0	1.61%	317,919	$1,468.8	1.83%

Non-interest bearing deposits	72,899			69,133
All other liabilities	3,542			3,592
Stockholders' Equity	43,550			39,987

Total Liabilities and
Shareholders' Equity	$453,558			$430,631

Interest spread			4.25%			4.37%

Net interest income-FTE		$5,026.1			$4,905.7

Net interest margin			4.60%			4.76%

(1)     Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $199,000 in 2004 and $212,000 in 2003.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2004 and 2003

	----------Year to Date Averages----------
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments and certificates of deposit	$21,413	$213.7	1.32%	$13,820	$174.4	1.68%
Securities: Taxable	44,928	1,323.6	3.93%	27,654	833.8	4.02%
Tax -exempt (1)	15,299	805.2	7.02%	16,062	842.7	7.00%
Loans (2)(3)	339,010	16,359.4	6.36%	338,562	17,165.7	6.70%

Total earnings assets/total
interest income	420,650	$18,701.9	5.87%	396,098	$19,016.6	6.35%

Cash & due from banks	12,644			13,101
All other assets	18,336			18,325
Allowance for loan loss	(6,169)			(5,879)

Total Assets	$445,461			$421,645

Liabilities and
Stockholders' Equity:
Interest bearing deposits:
Savings & NOW accounts	$184,749	$881.9	0.64%	$172,889	$1,175.7	0.91%
Time	140,302	2,981.4	2.84%	133,519	3,254.6	3.26%
Short term borrowings	3	-	1.19%	1,721	17.6	1.35%
FHLB Advances	5,085	281.0	7.26%	5,340	294.3	7.27%

Total interest bearing
liabilities/total interest expense	330,139	$4,144.3	1.67%	313,469	$4,742.2	2.02%

Non-interest bearing deposits	69,072			65,563
All other liabilities	3,544			3,549
Stockholders' Equity	42,706			39,064

Total liabilities and
shareholders' equity	$445,461			$421,645

Interest spread			4.20%			4.33%

Net interest income-FTE		$14,557.6			$14,274.4

Net interest margin			4.55%			4.75%

(1)     Average yield in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $541,000 in 2004 and $542,000 in 2003.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $5,600 (0.1%) in the third quarter of 2004 compared to the third quarter of 2003. The increase was the result of higher average earning assets of $24,600,000 (6.1%) almost completely offset by a reduction in the yield on earning assets of 34 basis points. The reduction in yield is the result of a change in the mix of earning assets in 2004 as well as the continued low rate environment.

The quarterly average balance of short term investments and securities was $36,000,000 (61.2%) higher in the third quarter of 2004 as compared with the same period in 2003. Offsetting the increase in average balances was a decrease in the yield on these investments of 30 basis points due to higher balances held in short term funds which had a lower yield because of lower market interest rates. Loans, which earn a higher yield than investments, had a decrease in average balances of $11,600,000 (3.4%) in the third quarter of 2004 compared to the same period last year as well as an 11 basis point reduction in yield. Soft loan demand in local markets has been pressuring loan pricing downwards resulting in lower yields. Loan balances at September 30, 2004 have decreased $8,900,000 from December 31, 2003, but have increased $5,000,000 from June 30, 2004. The decrease from the prior year end is due to soft loan demand during the first half of this year and competitive pressures within our markets. We have recently begun to see some improvement in loan demand but remain cautious for the remainder of 2004.

Through the first nine months of 2004, tax equivalent interest income decreased $315,000 (1.7%). Loan interest income decreased $806,000 (4.7%). The average rate earned on loans decreased 34 basis points while average balances increased by $400,000 (.1%). The slight increase in loan growth occurred in average consumer loans, $3,000,000 (8.9%) and average mortgage loans $1,700,000 (5.4%) while average commercial loans experienced a decrease of $4,300,000 (1.6%). The decline in rates is due to lower rates in the first half of 2004 as well as competitive pressures discussed above. In addition to the mortgage loans held in the Bank’s loan portfolio, the Bank also originates mortgage loans held for sale in the secondary market. Loans originated for sale in 2004 were $3,087,000 compared to $22,102,000 through September 30, 2003. The decline was the result of increases in mortgage rates and lower refinancing activity in 2004. Positively affecting interest income was an increase in short term investments and securities income of $491,000 (26.6%), the result of higher average balances of $24,100,00 (41.2%).

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the third quarter of 2004 decreased $93,000 (6.8%) from the third quarter 2003. The positive change in interest expense is the result of lower rates paid on deposits of 22 basis points partially offset by higher average balances of $20,900,000 (6.8%).

Interest expense on deposits declined during the first nine months of 2004 compared to the same period in the prior year by $567,000 (12.8%) due to a decrease in the average rate paid on deposits of 34 basis points partially offset by an increase in interest bearing deposit balances of $18,700,000 (6.1%).

Included in the average balance for short term borrowings during 2003 were federal funds purchased. Due to the increased liquidity through September 2004 it has not been necessary to borrow federal funds or other short term borrowings. FHLB advances include two loans entered into in 2000 from the Federal Home Loan Bank of Indianapolis (FHLBI). One borrowing originally for $3,000,000 was initiated to match the maturity of a fixed rate loan made to a local township. The other borrowing was intended to help with the Bank’s rate sensitivity. FHLB borrowings are available to fund future loan growth if needed.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of September 30, 2004, the Bank had Large Certificates totaling approximately $58,000,000 compared to $54,000,000 at December 31, 2003. At September 30, 2004, the Bank had $2,400,000 in brokered certificates which were issued through a dealer in September 2003 to help fund loan growth. The certificates mature in September 2005.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by Federal Home Loan Bank borrowings. The Bank has a line of credit of approximately $40,000,000 available at the FHLBI. As of September 30, 2004 approximately $5,100,000 of the line had been used for long term advances, previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of September 30, 2004
(dollars in thousands)

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$170,965	$40,297	$121,437	$5,490	$338,189
Securities	13,693	13,355	39,510	9,000	75,558
Brokered CD's	970	5,993	-	98	7,061
Short term investments	17,776	-	-	-	17,776

Total rate sensitive assets	$203,404	$59,645	$160,947	$14,588	$438,584

Liabilities:
Savings & NOW	$93,367	$-	$-	$104,574	$197,941
Time	36,888	53,008	45,055	452	135,403
Other borrowings	-	3,282	1,371	414	5,067

Total rate sensitive liabilities	$130,255	$56,290	$46,426	$105,440	$338,411

Rate sensitivity gap and ratios:
Gap for period	$73,149	$3,355	$114,521	$(90,852)
Cumulative gap	73,149	76,504	191,025	100,173

Cumulative rate sensitive ratio	1.56	1.41	1.82	1.30

The preceding table sets forth the time periods in which earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The entire balance of savings including MMDA and NOW are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits and are not considered rate sensitive. Allocations are made to time periods based on the Bank’s historical experience and management’s analysis of industry trends.

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of September 30, 2004. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

	Third Quarter		Year-to-Date

Provision for Loan Losses (in thousands)	2004	2003	2004	2003

Total	$300	$200	$995	$800

The Company provided a loan loss provision of $300,000 in the third quarter of 2004 having provided a provision of $200,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. In the third quarter of 2004 the provision was higher due to increased consumer loan charge-offs and other performing loans of concern in 2004. Non-performing loans at September 30, 2004 are down $2,325,000 from December 31, 2003, and have decreased $3,862,000 from the balance at September 30, 2003. Net charge offs for the third quarter of 2004 were $197,000 compared to $67,000 in the same period in 2003.

Year to date the provision is $995,000 compared to $800,000 in the prior year. Management has determined that the allowance is adequate based on potential losses inherent in the portfolio. At September 30, 2004 the allowance for loan loss as a percent of loans was 1.85%, compared to 1.73% a year earlier and 1.72% at December 31, 2003. For the first nine months of 2004, the Bank had net charge offs of $685,000 compared to $579,000 for the same period in 2003. Non-accrual, past due 90 days, and renegotiated loans were .58% and 1.68% of total loans outstanding at September 30, 2004 and 2003, respectively, and 1.24% of total loans at December 31, 2003.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $6,800,000 at September 30, 2004, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $5,100,000 of commercial loans separately identified as impaired. Impaired loans totaled $9,600,000 at December 31, 2003 and $9,200,000 at September 30, 2003. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $1,700,000 at September 30, 2004, $1,600,000 at December 31, 2003, and $1,650,000 at September 30, 2003.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets at September 30, 2004 compared to December 31, 2003.

Nonperforming Assets (in thousands)	September 30, 2004	December 31, 2003

Nonaccrual loans	$1,652,000	$4,293,000
90 days or more past due and still accruing	316,000	-

Total nonperforming loans	$1,968,000	$4,293,000
Other real estate	1,177,000	65,000

Total nonperforming assets	$3,145,000	$4,358,000

Nonperforming loans as a percent of total loans	.58%	1.24%
Loan loss reserve as a percent of nonperforming loans	318%	139%
Nonperforming assets as a percent of total loans and
other real estate owned	.93%	1.26%

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for the first nine months of 2004 and 2003.

	Year to date September 30, 2004	Year to date September 30, 2003

Loans: (dollars in thousands)
Average daily balance of loans for the year to date	$339,010	$338,562
Amount of loans, outstanding at end of the quarter	338,189	347,027

Allowance for loan losses:
Balance at beginning of year	$5,958	$5,794
Loans charged off:
Real estate	0	0
Commercial	363	544
Consumer	434	182

Total charge-offs	797	726
Recoveries of loans previously charged off:
Real estate	0	0
Commercial	28	100
Consumer	84	47

Total recoveries	112	147

Net loans charged off	685	579
Additions to allowance charged to operations	995	800

Balance at end of quarter	$6,268	$6,015

Ratios:
Net loans charged off (annualized) to average
loans outstanding	.27%	.23%
Allowance for loan losses to loans outstanding	1.85%	1.73%

	Third Quarter		Year-to-Date

Noninterest Income (in thousands)	2004	2003	2004	2003

Total	$848	$1,109	$3,032	$2,962

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income decreased by $260,000 (23.5%) during the third quarter of 2004 from the comparable quarter in 2003. Service charges and other fee income decreased $136,000 (15.3%) during the third quarter of 2004 from the third quarter of 2003 due to lower income from commercial loan fees and commercial deposit service charges. Trust income decreased $43,000 (42.5%) due to nonrecurring fees collected in 2003. Gain on the sale of loans decreased $104,000 (85.8%) due to lower volume of mortgage loans originated for sale in 2004. During the third quarter of 2004, $813,000 of loans were sold compared to $8,081,000 in the same quarter of 2003. Other income increased $21,000 during the third quarter of 2004 primarily due to $15,000 of property easements on a branch facility to accommodate road construction.

For the year, noninterest income increased $70,000 (2.4%). Contributing to the favorable variance was an increase in service charges and other fee income because of a $159,000 change in the mortgage servicing rights impairment reserve in 2004 due to the recognition of impairment in 2003 of $130,000, while 2004 has had a recovery of this impairment of $29,000. Other income also increased $304,000 in 2004 due to the recognition of a $299,000 nonrecurring gain on the sale of other real estate held for sale in 2004. Offsetting this is a reduction in the gain on loans sold of $302,000 due to lower volume of loans sold in 2004.

	Third Quarter		Year-to-Date

Noninterest Expense (in thousands)	2004	2003	2004	2003

Total	$3,080	$2,982	$9,928	$9,562

Noninterest expense increased $98,000 (3.3%) in the third quarter of 2004 compared to the same period in 2003. Salaries and benefits increased $22,000 (1.3%) in the third quarter of 2004 compared to the third quarter of 2003 due to increased benefit costs offset by lower salaries due to open positions during the third quarter of 2004. Occupancy cost increased $18,000 (7.5%) in 2004 due to the costs associated with a branch opened in December 2003. Professional and service fees increased $97,000 (35.3%) in the third quarter of 2004 compared with the same quarter in the previous year due to costs related to various training initiatives, increase audit fees for compliance with the Sarbanes-Oxley Act, and consultant fees for sales training, leadership training, and employment recruitment. In contrast, other expenses decreased $44,000 (9.2%) due to the recovery of a $41,000 NSF loss in the third quarter of 2004.

For the first nine months of the year, noninterest expense increased $365,000 (3.8%) compared to the prior year. Salaries and benefits increased $236,000 (4.5%) in 2004 over 2003 due to new positions added in the first two quarters of 2004, retirement expenses for the former chief executive officer and higher benefit costs and normal merit increases. Occupancy costs increased $96,000 (13.3%) due to higher building services expenses, property taxes and depreciation on facilities added in 2003. Professional and service fees increased $272,000 (32.1%) for the reasons discussed above. Offsetting these increases were decreases in equipment expense of $133,000 (16.9%) due to lower equipment maintenance costs including software amortization, decreased advertising expense of $20,000 (8.3%) and a decrease in other expenses of $84,000 (5.6%).

	Third Quarter		Year-to-Date

Income Tax Expense (in thousands)	2004	2003	2004	2003

Total	$724	$842	$1,897	$1,997

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)	September 30, 2004	December 31, 2003

Stockholders' Equity*	$44,610	$41,235
Ratio of Equity to Total Assets	9.63%	9.17%

*Amounts include securities valuation adjustments recorded under SFAS No. 115 amounting to $207,000 at September 30, 2004 and $307,000 at December 31, 2003.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at September 30, 2004 was 12.00%, and total risk-based capital was 13.26%. At September 30, 2003, these ratios were 10.27% and 11.52%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.59% at September 30, 2004, and 8.76% in 2003. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

In 1998 the Company exercised an option to purchase an 18 acre tract of land in northwest Brighton, primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999, a new branch of the Bank was built on a portion of the land valued at approximately $800,000. During 2000 one parcel of the property was sold, and the remaining property was sold in the first quarter 2004, at book value. During the first quarter of 2004, the Bank also transferred two pieces of property originally acquired for future expansion to HB Realty. Their carrying amounts are included in “Land and facilities held for sale, net” at September 30, 2004.

Critical Accounting Policies
The Company maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2003.

Contractual Obligations
As of September 30, 2004, December 31, 2003, and September 30, 2003, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,500,000, $2,600,000 and $3,300,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2004, December 31, 2003 and September 30, 2003, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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
With the participation of management, the Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13 – 15(e) and 15d – 15(e)) for the period ended September 30, 2004, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others in connection with the Company’s filing of its third quarter report on Form 10-Q for the period ended September 30, 2004.

(b)	Changes in Internal Controls.
During the fiscal quarter covered by this Report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        All securities sold by the Company were registered under the Securities Act.

        The Company did not repurchase any of its stock during the current quarter, nor has the Company’s Board adopted or approved a stock repurchase program.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Herbert W. Bursch —————————————— Herbert W. Bursch President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: November 4, 2004

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

Date: November 4, 2004

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

Date: November 4, 2004

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
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Herbert W. Bursch, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: November 4, 2004	FNBH BANCORP, INC. By: /s/ Herbert W. Bursch —————————————— Herbert W. Bursch Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: November 4, 2004	FNBH BANCORP, INC. By: /s/ Janice B. Trouba —————————————— Janice B. Trouba Its: Chief Financial Officer

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