Form 10-K
period 2004-12-31
FNBH BANCORP INC
filed 2005-03-16
CIK 943119

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
____________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-25752

FNBH BANCORP, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2869722

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 East Grand River, Howell, Michigan 48843

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (517) 546-3150

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

The aggregate market value of common stock held by nonaffiliates as of June 30, 2004, was $99,299,469.

As of March 1, 2005 there were outstanding 3,179,654 shares of the Corporation’s common stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement and appendix for the Annual Meeting of Shareholders to be held April 20, 2005 are incorporated by reference into Parts I, II and III of this report.

PART I

Item 1 - Business

     FNBH Bancorp, Inc. (the Corporation), a Michigan business corporation, is a one-bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the “Bank”). The Corporation was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective in May 1989. The Corporation’s internet address is www.fnbsite.com. Through our Internet website, we make available free of charge, as soon as reasonably practical after such information has been filed with the Securities and Exchange Commission, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission. Also available on our website are the respective Charters of the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Company’s Code of Ethics for its Chief Executive Officer and other senior financial officers.

     The Bank was originally organized in 1934 as a national banking association. As of January 31, 2005, the Bank had approximately 130 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. The Corporation does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.

     On November 26, 1997, H.B. Realty Co., a subsidiary of the Corporation, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

     The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler’s checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $43,700,000, of which $35,600,000 is available, and $8,100,000 is funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.

     The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2004, the Bank’s certificates of deposit of $100,000 or more constituted approximately 14% of total deposit liabilities. The Bank’s deposits are primarily from its service areas and the Bank does not seek or encourage large deposits from outside the area.

     The Corporation’s cash revenues are derived primarily from dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 76% of total revenues for the period ended December 31, 2004, and 79% for the period ended December 31, 2003. Interest on investment securities, including short-term investments and federal funds sold, constituted approximately 10% of total revenues in 2004 and 8% of total revenues in 2003. Revenues were also generated from deposit service charges and other financial service fees.

     The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2004, 36% of outstanding loans were for either commercial or residential construction or development. Forty-three percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 97%, mature within five years of issuance. Approximately $3,900,000 in loans (or about 3% of the Bank’s total loan portfolio) have fixed rates with maturities exceeding five years. Sixty percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. Of the approximately $131,000,000 in certificates, $71,900,000 mature within a year, with the majority of the balance maturing within a five year period.

     Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved under each lending officer’s authority. Loan requests in excess of $1,500,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for its review and approval.

     As described in more detail below, the Bank’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities for the period ended December 31, 2004, was 42% asset sensitive, compared to 34% asset sensitive at December 31, 2003. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7a below.

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

     The Bank’s investment policy is designed to provide a framework within which the Bank may maximize earnings potential by acquiring assets designed to enhance profitability, absorb excess funds, provide liquidity, maintain a high credit quality, implement interest rate risk measures, provide collateral for pledging, generate a favorable return on investments, and provide tax-exempt income as appropriate. Safety, liquidity, and interest rate risk standards will not be compromised in favor of increased return. When making investment decisions, the Bank considers investment type, credit quality (including maximum credit exposure to one obligor at any one time) and maturity of investments. Consideration is also given to each investment’s risk-weight as determined by regulatory Risk-Based Capital Guidelines.

     The portfolio must be coordinated with the overall asset/liability management of the balance sheet. The use of the investment portfolio for market oriented trading activities or speculative purposes are expressly prohibited unless otherwise approved by the Board of Directors. Investments are acquired for which the Bank has both the ability and intent to hold to maturity. Specific limits determine the types, maturities, and amounts of securities the Bank intends to hold. Guidelines on liquidity requirements, as well as an acknowledgement of the Bank’s credit profile and capital position may affect the Bank’s ability to hold securities to maturity. It is not the intention of management to profit from short-term securities price movements. Business reasons for securities purchases and sales will be noted at the time of the transaction. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.

Bank Competition

     The Bank has nine offices within the five communities it serves, all of which are located in Livingston County, Michigan. Four of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, its principal competitors are Fifth Third Bank, National City Bank, Standard Federal and Comerica Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2004, the Bank holds approximately 23.35% of local deposits, compared to approximately 14.45% held by Fifth Third Bank, approximately 11.01% held by National City, approximately 10.55% held by Republic Bank, and approximately 8.42% held by Standard Federal. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains five branch offices, National City Bank operates seven branch offices, Republic Bank has five branch offices and Standard Federal has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.

     The financial services industry continues to become increasingly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry and the easing of restrictions on bank and holding company activities have led to increased competition among banks and other financial service providers for funds, loans, and a broad array of other financial services. There has been increased competition within the Bank’s market over the past few years as new branches are built to meet the needs of the growing population in the county. Management continues to evaluate the opportunities for the expansion of products and services.

Growth of Corporation

     The following table sets forth certain information regarding the growth of the Corporation:

	Balances as of December 31,
	(in thousands)
	2004	2003	2002	2001	2000
Total Assets	$456,603	$449,818	$420,686	$392,978	$348,363
Loans, Net of Unearned Income	357,377	347,086	327,117	286,280	255,414
Securities	64,348	55,435	44,611	55,989	39,311
Noninterest-Bearing Deposits	71,785	69,234	62,232	62,938	55,253
Interest-Bearing Deposits	327,478	329,839	311,840	288,731	254,961
Total Deposits	399,263	399,073	374,072	351,669	310,214
Shareholders’ Equity	45,716	41,235	37,580	32,404	28,887

     Through 2004, the Bank operated nine branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one is a grocery store branch, located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, and one in Genoa Township. The final branch, which opened in December 2003, is in Green Oak Township, which is 11 miles southwest of downtown Howell. In the time period presented, all of the Bank’s branches grew due to general growth in the county.

SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting the Corporation and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation, the Bank and the business of the Corporation and the Bank.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Office of the Comptroller of the Currency (“OCC”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Corporation.

     Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Corporation

     General. The Corporation is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

     In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. In addition, if the Bank’s capital becomes impaired, the OCC may require the Bank to restore its capital by a special assessment upon the Corporation as the Bank’s sole shareholder. If the Corporation were to fail to pay any such assessment, the directors of the Bank would be required, under federal law, to sell the shares of the Bank’s stock owned by the Corporation at public auction and use the proceeds of the sale to restore the Bank’s capital.

     Investments and Activities. In general, any direct or indirect acquisition by the Corporation of any voting shares of any bank which would result in the Corporation’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Corporation with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA.

     The merger or consolidation of an existing bank subsidiary of the Corporation with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the OCC, may be required.

     With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling Bank unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling Bank as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

     Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While the Corporation believes it is eligible to elect to operate as a financial holding company, as of the date of this filing, it has not applied for approval to operate as a financial holding company.

     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional bank or non-bank businesses.

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

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 Capital leverage ratio applicable to it.

     Dividends. The Corporation is a corporation separate and distinct from the Bank. Most of the Corporation’s revenues are received by it in the form of dividends paid by the Bank. Thus, the Corporation’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank’s ability to pay dividends as described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by Bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Corporation for an insured bank which fails to meet specified capital levels.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Corporation, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Corporation’s Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

     The Corporation’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public securities markets. The Corporation’s securities are not listed for trading on any national or regional securities exchange.

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

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Federal regulations define these capital categories as follows:

	Total	Tier 1
	Risk-Based	Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or

     As of December 31, 2004, each of the Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

     Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation or its subsidiaries, on investments in the stock or other securities of the Corporation or its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal shareholder of the Corporation may obtain credit from Bank with which the Bank maintains a correspondent relationship.

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

     Consumer Protection Laws. The Bank’s businesses include making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated there under, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated there under, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

I. SELECTED STATISTICAL INFORMATION

(A) Distribution of Assets, Liabilities, and Shareholders’ Equity

(B) Interest Rates and Interest Differential

     The table on the following page shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2004, 2003, and 2002.

     Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank’s interest margin decreased 10 basis points in 2004 as a result of a decrease of 32 basis points in yield on earning assets, partially offset by a decrease of 26 basis points in the interest cost on deposits and borrowings. In 2003, the interest margin decreased 9 basis points due to a 69 basis point decrease in yield on earning assets offset by a 72 basis point decrease in interest cost.

Yield Analysis of Consolidated Average Assets and Liabilities

(dollars in thousands)

	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Short term investments	$14,587	$166.0	1.14%	$9,625	$103.4	1.07%	$3,522	$57.4	1.63%
Certificates of deposit	3,817	95.8	2.51%	3,135	109.2	3.48%	5,424	177.7	3.28%
Securities:
Taxable	46,914	1,843.6	3.93%	29,550	1,205.3	4.08%	34,869	1,614.7	4.63%
Tax-exempt	15,612	1,083.4	6.94%	15,845	1,109.0	7.00%	17,109	1,186.9	6.94%
Loans(1)(2)	340,859	22,280.3	6.54%	340,384	22,805.8	6.70%	311,060	23,197.8	7.46%

Total earning assets and total interest income	421,789	$25,469.1	6.04%	398,539	$25,332.7	6.36%	371,984	$26,234.5	7.05%

Cash and due from banks	12,508			13,018			14,641
All other assets	18,202			18,333			17,723
Allowance for loan loss	(6,203)			(5,871)			(5,436)

Total assets	$446,296			$424,019			$398,912
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOW, savings & MMDA	$184,792	$1,175.8	0.64%	$172,611	$1,468.5	0.85%	$153,651	$2,286.0	1.49%
Time deposits	138,463	4,041.8	2.92%	135,842	4,288.9	3.16%	131,019	5,154.8	3.93%
Short term borrowings	626	12.2	1.95%	1,300	17.7	1.37%	8,430	167.6	1.99%
FHLBI advances	5,080	376.1	7.40%	5,337	391.7	7.34%	5,578	408.8	7.23%

Total interest bearing liabilities and total interest expenses	$328,961	$5,605.9	1.70%	$315,090	$6,166.8	1.96%	$298,678	$8,017.2	2.68%

Noninterest bearing deposits	70,477			65,719			61,223
All other liabilities	3,502			3,671			3,925
Shareholders’ Equity	43,356			39,539			35,086
Total liabilities and shareholders’ equity	$446,296			$424,019			$398,912

Interest spread			4.34%			4.40%			4.37%

Net interest income-FTE		$19,863.2			$19,165.9			$18,217.3

Net interest margin			4.71%			4.81%			4.90%

(1)	Included in average daily loan balances are non-accruing loans with average balances of $2,426,000 in 2004, $4,751,000 in 2003, and $2,322,000 in 2002.

(2)	Interest on loans includes origination fees totaling $726,000 in 2004, $720,000 in 2003, and $750,000 in 2002.

(C) The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All amounts are stated in thousands of dollars.

	Year ended			Year ended
	December 31, 2004 compared to			December 31, 2003 compared to
	Year ended December 31, 2003			Year ended December 31, 2002
	Amount of Increase (Decrease)			Amount of Increase (Decrease)
	due to change in			due to change in
			Total			Total
			Amount			Amount
			Of			of
		Average	Increase		Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Short term investments	$53	$9	$62	$99	$(53)	$46
Certificates of deposit	24	(37)	(13)	(75)	6	(69)
Securities:
Taxable	708	(70)	638	(246)	(163)	(409)
Tax Exempt	(16)	(9)	(25)	(88)	10	(78)
Loans	32	(557)	(525)	2,187	(2,579)	(392)

Total interest income	$801	$(664)	$137	$1,877	$(2,779)	$(902)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$104	$(396)	$(292)	$282	$(1,100)	$(818)
Time deposits	83	(330)	(247)	190	(1,055)	(865)
Short term borrowings	(9)	4	(5)	(142)	(8)	(150)
FHLBI & other borrowings	(19)	3	(16)	(18)	1	(17)
Total interest expense	$159	$(719)	$(560)	$312	$(2,162)	$(1,850)

Net interest income (FTE)	$642	$55	$697	$1,565	$(617)	$948

The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

II. INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of held to maturity securities and the fair value of available for securities at December 31:

	(in thousands)
	2004	2003	2002
Held to maturity:
States and political subdivisions	$16,009	$15,051	$16,863
Mortgage-backed securities	—	—	26

Total	$16,009	$15,051	$16,889
Available for sale:
U.S. Treasury and government agencies	$29,738	$22,151	$12,032
Corporate securities	1,038	4,637	4,721
Mortgage-backed securities	16,432	12,513	9,925
FRB Stock	44	44	44
FHLBI Stock	1,087	1,039	1,000

Total	$48,339	$40,384	$27,722

     (B) The following table sets forth contractual maturities of securities at December 31, 2004 and the weighted average yield of such securities:

	(dollars in thousands)
			Maturing After		Maturing After		Maturing After
	Maturing Within		One But Within		Five But Within		Ten Years
	One Year		Five Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
States and political subdivisions	$1,280	7.15%	$8,926	6.78%	$1,953	6.52%	$3,850	6.74%

Tax equivalent adjustment for calculations of yield	$27		$187		$41		$81

Available for sale
U.S. Agency	$2,987	2.89%	$25,773	3.32%	$978	4.40%	$—	—
Corporate bonds	—	—	1,038	6.10%	—	—	—	—
Mortgage backed securities	—	—	781	5.51%	4,709	3.84%	10,943	5.01%
FRB Stock	—	—	—	—	—	—	44	6.00%
FHLBI Stock	—	—	—	—	—	—	1,086	4.43%

Total	$2,987	2.89%	$27,592	3.49%	$5,687	3.94%	$12,073	4.96%

     The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

			Rate on Tax
Tax-Exempt Rate		Adjustment	Equivalent Basis
Under 1 year	5.05%	2.10%	7.15%
1-5 years	4.68%	2.10%	6.78%
5-10 years	4.42%	2.10%	6.52%
10 years or more	4.64%	2.10%	6.74%

     Additional statistical information concerning the Bank’s securities portfolio is incorporated by reference from Note 3 of the Corporation’s Consolidated Financial Statements for the year ended December 31, 2004, included in Appendix I to the Corporation’s definitive proxy statement, relating to the April 20, 2005, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

III. LOAN PORTFOLIO

     (A) The table below shows loans outstanding at December 31:

	(dollars in thousands)
	2004	2003	2002	2001	2000
Secured by real estate:
Residential first mortgage	$53,059	$46,845	$37,202	$27,456	$31,328
Residential home equity/other junior liens	16,017	13,999	11,184	8,066	9,999
Construction, land development and farmland	59,873	54,554	49,516	42,221	35,020
Commercial	163,706	165,464	153,720	118,191	105,041
Consumer	26,965	25,842	25,261	22,719	20,700
Commercial	31,772	33,947	43,276	59,602	45,239
Other	6,991	7,366	7,801	8,870	8,897

Total gross loans	358,383	348,017	327,960	287,125	256,224
Net unearned fees	(1,006)	(931)	(843)	(845)	(810)

Total Loans	$357,377	$347,086	$327,117	$286,280	$255,414

     The loan portfolio is periodically reviewed and the results of these reviews are reported to the Bank’s Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to assist the Bank in evaluating the adequacy of the allowance for loan losses.

     (B) The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2004, which based on remaining scheduled repayments of principal, mature in the periods indicated.

	Maturing
	(dollars in thousands)
		After one but
	Within one year	within five years	After five years	Total
Real estate construction and land development	$37,914	$21,667	$25	$59,606
Real estate other (secured by commercial and multi-family)	20,185	133,918	9,603	163,706
Commercial (secured by business assets or unsecured)	12,996	18,224	552	31,772
Other (loans to farmers, political subdivisions, and overdrafts)	1,688	1,228	4,075	6,991

Totals	$72,783	$175,037	$14,255	$262,075

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates.

	Interest Sensitivity
	(dollars in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$96,151	$78,886
Due after five years	10,480	3,775

     (C) Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans, as of December 31, is presented in the table below:

	(dollars in thousands)
	2004	2003	2002	2001	2000
Nonperforming Loans:
Nonaccrual loans	$1,146	$4,293	$3,288	$2,636	$608
Loans past due 90 days or more	288	0	809	361	209

Total nonperforming loans	$1,434	$4,293	$4,097	$2,997	$817

Percent of total loans	.40%	1.24%	1.25%	1.04%	.32%

     Additional information concerning nonperforming loans, the Bank’s nonaccrual policy, loan impairment, and loan concentrations is incorporated by reference from Note 4 of the Corporation’s Consolidated Financial Statements for the year ended December 31, 2004, included in the Appendix I to the Corporation’s definitive proxy statement, relating to the April 20, 2005, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

     There were no other interest bearing assets, at December 31, 2004, that would be required to be disclosed under Item III(C), if such assets were loans.

     The loan portfolio has no significant concentrations in any one industry. There were no foreign loans outstanding at December 31, 2004.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses, which is the Corporation’s critical accounting policy, for each of the years ended December 31:

	(dollars in thousands)
	2004	2003	2002	2001	2000
Loans:
Average daily balance of loans for the year	$340,859	$340,384	$311,060	$270,776	$238,697
Amount of loans (gross) outstanding at end of the year	358,383	348,017	327,960	287,125	256,224
Allowance for loan losses:
Balance at beginning of year	5,958	5,794	5,668	5,193	4,483
Loans charged off:
Real estate	0	0	0	0	0
Commercial	379	1,014	598	322	526
Consumer	543	269	169	195	83

Total charge-offs	922	1,283	767	517	609
Recoveries of loans previously charged off:
Real estate	0	0	0	0	0
Commercial	70	112	177	47	79
Consumer	104	65	91	45	40

Total recoveries	174	177	268	92	119

Net loans charged off	748	1,106	499	425	490
Additions to allowance charged to operations	1,190	1,270	625	900	1,200

Balance at end of year	$6,400	$5,958	$5,794	$5,668	$5,193

Ratios:
Net loans charged off to average loans outstanding	.22%	.32%	.16%	.16%	.21%
Allowance for loan losses to loans outstanding	1.79%	1.72%	1.77%	1.97%	2.03%

     (B) The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(dollars in thousands)
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$5,025	80.3%	$5,520	80.1%	$5,166	80.2%	$2,244	79.1%	$4,725	77.0%
Consumer	983	10.1%	335	10.1%	406	10.3%	160	11.3%	315	12.2%
Real estate	392	9.6%	103	9.8%	222	9.5%	26	9.6%	153	10.8%
Unallocated	—		—		—		3,238		—

Total	$6,400	100%	$5,958	100%	$5,794	100%	$5,668	100%	$5,193	100%

V. DEPOSITS

     The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(dollars in thousands)
	2004		2003		2002
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$70,477		$65,719		$61,223
NOW, savings & MMDA	184,792	.64%	172,611	.85%	153,651	1.49%
Time deposits	138,463	2.92%	135,842	3.16%	131,019	3.93%

Total	$393,732	1.33%	$374,172	1.54%	$345,893	2.15%

     The table for maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2004, is incorporated by reference from Note 9 of the Corporation’s Consolidated Financial Statements for the year ended December 31, 2004 included in Appendix I to the Corporation’s definitive proxy statement, relating to the April 20, 2005, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

VI. RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders’ equity and to average total assets, for the years ended December 31 follow:

	2004	2003	2002	2001	2000
Net income as a percent of:
Average common equity	14.51%	14.90%	17.97%	16.80%	18.76%
Average total assets	1.41%	1.39%	1.58%	1.46%	1.63%

     Additional performance ratios are set forth in “Selected Financial Data” included in Appendix I to the Corporation’s definitive proxy statement, relating to the April 20, 2005, Annual Meeting of Shareholders and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Appendix I to the Corporation’s definitive proxy statement, relating to the April 20, 2005, Annual Meeting of Shareholders (as filed with the Commission as exhibit 13 to this Report).

VII. SHORT TERM BORROWING

     The information required in this item is not applicable for the Corporation.

Item 2 — Properties

     The Bank operates from nine facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Corporation are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains three branches in Howell at 5990 East Grand River, 4299 East Grand River, and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan; 8080 Challis Road, Brighton, Michigan; 760 South Grand Avenue, Fowlerville, Michigan; 10700 Highland Road, Hartland, Michigan; and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for 15 years, expiring September 2007. The average lease payment over the remaining life of the lease is $3,888 monthly.

Item 3 — Legal Proceedings

     The Corporation is not involved in any material legal proceedings. The Bank is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Corporation is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of either the Corporation or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Corporation or the Bank.

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Additional Item—Executive Officers

     Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following table sets forth certain information with respect to the Corporation’s executive officers as of December 31, 2004:

		First Selected as
		an Officer
Name (Age)	Position with Corporation	of the Corporation

Herbert W. Bursch (52)	President, Chief Executive Officer, and Director of the Corporation and the Bank (May 2004 to present); Senior Vice President, Chief Operations Officer (February 2004 to May 2004); Senior Vice President, Retail Banking (December 1999 to February 2004).	1999

Nancy Morgan (54)	Senior Vice President, Human Resources of the Bank (October 2001 to present); Vice President, Human Resources (June 1999 to October 2001).	1988

Janice B. Trouba (43)	Senior Vice President, Chief Financial Officer, of the Bank (May 2003 to present); Senior Vice President, Accounting (October 2002 to May 2003).	2002

James Wibby (54)	Senior Vice President, Senior Lender, of the Bank	1997

Stephen J. Pipis (50)	Senior Vice President, Retail Lending, of the Bank	2004

Susan D. Burns (54)	Senior Vice President, Sales and Marketing, of the Bank	2004

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     There is not an established trading market for the Corporation’s Common Stock. Information regarding its market price can be obtained on the internet at nasdaq.com, symbol FNHM. There is one market maker for the stock. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. It is the understanding of the management of the Corporation that over the last two years the Corporation’s Common Stock has sold at a premium to book value. From January 1, 2003, through December 31, 2004, there were, so far as the Corporation’s management knows, a total of 351,484 shares of the Corporation’s Common Stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. During 2004, the highest and lowest prices known to management involving sales of more than 200 shares were $32.00 and $26.00 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on March 1, 2005 at a price of $30.10 per share.

     As of March 1, 2005, there were approximately 934 holders of record of the Corporation’s Stock. The following table sets forth the range of high and low sales prices of the Corporation’s Common Stock during 2003 and 2004, based on information made available to the Corporation, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

     Sales prices, for sales involving more than 200 shares, and dividend information for the years 2003 and 2004 are as follows:

	Sales Prices		Cash Dividends Declared
2003	High	Low
First Quarter	$25.00	$23.00	$0.17
Second Quarter	$25.00	$24.00	$0.17
Third Quarter	$31.00	$24.00	$0.17
Fourth Quarter	$27.50	$25.25	$0.17

2004	High	Low
First Quarter	$29.98	$26.00	$0.17
Second Quarter	$31.50	$27.00	$0.17
Third Quarter	$31.25	$27.55	$0.19
Fourth Quarter	$32.00	$28.50	$0.19

     The holders of the Corporation’s Common Stock are entitled to dividends when, as, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. Dividends have been paid on a quarterly basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and the Bank, along with other relevant factors. The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and Bank to pay dividends is subject to statutory and regulatory restrictions and requirements.

     The Corporation did not repurchase any of its stock during the current quarter, nor has the Corporation’s Board adopted or approved a stock repurchase program.

Item 6 – Selected Financial Data

     The information set forth under the caption “Summary Financial Data” on page 41 of Appendix I to the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 20, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29 through 42 of Appendix I to the Corporation’s definitive proxy statement, as filed with the Commission and relating to the April 20, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

     Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 – Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data of the Corporation appear on pages 1 through 28 of Appendix I to the Corporation’s definitive Proxy Statement, relating to the April 20, 2005 Annual Meeting of shareholders, as filed with the Commission. This Appendix is incorporated herein by reference and included as exhibit 13 to this report on Form 10-K:

Consolidated Balance Sheets Consolidated Statements of Income Consolidated Statements of Stockholders’ Equity and Comprehensive Income Consolidated Statements of Cash Flows Notes to Consolidated Financial Statement Independent Auditors’ Reports
Quarterly financial data relating to results of operations for the years ended December 31, 2004 and 2003 are reported on page 27 of Appendix I

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     By letter dated December 30, 2003, KPMG LLP (“KPMG”) declined to stand for re-election as the Registrant’s independent auditors, following the completion by KPMG of the audit of the Registrant’s financial statements as of and for the year ended December 31, 2003, and the issuance of its report thereon. The Registrant’s Audit Committee was informed of the decision. The Registrant announced the engagement of its new independent auditor BDO Seidman, LLP effective March 15, 2004.

     KPMG’s audit reports on the Registrant’s consolidated financial statements for the years ended December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2003 and 2002, and through the effective date of the termination of the Registrant’s relationship with KPMG, which occurred on March 15, 2004 (the date of the filing of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003) (the “Reporting Period”), there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its reports on the Registrant’s consolidated financial statements. Also, during the Reporting Period, there were no reportable events as described in Item 304(a)(i)(v) of the Securities and Exchange Commission’s Regulation S-K.

     During the Relevant Period, neither the Corporation nor anyone acting on its behalf, consulted with BDO Seidman, LLP regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Corporation’s consolidated financial statements, or (2) any matters or reportable events as described in Item 304(a)(2) of the Securities and Exchange Commission’s Regulation S-K.

Item 9A – Controls and Procedures

     1. Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(a) and 15d-15(e), as of December 31, 2004, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

     2. Management’s Annual Report on Internal Control Over Financial Reporting. On November 30, 2004, the SEC published Exchange Act Release No. 50754, which allowed certain registrants that satisfy the conditions set forth in that Release to file the required Management’s Annual Report on Internal Control Over Financial Reporting not later than 45 days after the date this Report is required to be filed. The Corporation satisfies the conditions set forth in that Release and plans to file that Report by amendment to this Form 10-K Report within the 45 day extension period. Currently, the Corporation is not aware of any material weaknesses in the Corporation’s internal control over financial reporting.

     3. Attestation Report of the Registered Independent Public Accounting Firm. Exchange Act Release No. 50754 referenced in (2) above, also allows certain registrants to file the related attestation report of the independent registered public accounting firm, required by Item 308(b) of Regulation S-K, not later than 45 days after the date this Form 10-K is required to be filed. Again, the Corporation satisfies the conditions set forth in the Release and intends to file the required attestation report by amendment to this Form 10-K within the 45 day extension period.

     4. Change in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2004, there were no changes in the Corporation’s Internal Control Over Financial Reporting that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B – Other Information

     None

PART III

Item 10 – Directors and Executive Officers of the Registrant

Directors

     The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Election of Directors” on pages I and II of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 20, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Executive Officers

     The information called for by this item is contained in Part I of this Form 10-K Report.

We have adopted a Code of Ethics for our chief executive officer and senior financial officers. A copy of our Code of Ethics is available upon request by writing to the Corporation’s Chief Financial Officer at 101 East Grand River, Howell, Michigan 48843 and is available on our website at www.fnbsite.com.

Item 11 – Executive Compensation

     The information set forth under the caption “Summary Compensation Table” on pages VIII and IX of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 20, 2005 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” on page V and VI and “Shareholder Return Performance Graph” on page X of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

     Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption “Ownership of Common Stock” on page X of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 20, 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

     The following information is provided under Item 201(d):

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted – average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants,	options, warrants,	reflected in column
Plan Category	and rights	and rights	(a))

	(a )	(b )	(c)

Equity compensation plans approved by security holders	0	0	281,242 (1)

(1) Includes 166,493 shares available under the Long Term Incentive Plan, 73,424 shares available under the Compensation Plan for Nonemployee Directors and 41,325 shares included under the Employee Stock Purchase Plan.

Item 13 – Certain Relationships and Related Transactions

     The information set forth under the caption “Certain Transactions with Management” on page IX of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 20, 2005, Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14 – Principal Accountant Fees and Services

     The information set forth under the caption “Audit Matters and Our Relationship with Our Independent Public Accountants” on pages V and VI of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 20, 2005, Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

     All financial statements of the Registrant are incorporated herein by reference as set forth in Appendix I to the Registrant’s Definitive Proxy Statement, relating to the April 20, 2005 Annual Meeting of Shareholders, a copy of which is filed as exhibit 13 to this Report on Form 10-K.

     2. Financial Statement Schedules

     Not applicable.

     3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

     The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 16, 2005.

FNBH BANCORP, INC.

              /s/ HERBERT W. BURSCH           Herbert W. Bursch, President & Chief Executive
                                                                                Officer (Principal Executive Officer)

              /s/ JANICE B. TROUBA               Janice B. Trouba, Chief Financial Officer
                                                                      (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who’s signature appears below, hereby appoints Herbert W. Bursch and Janice B. Trouba, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

	Signature	Date
W. Rickard Scofield, Chairman of the Board	/s/ W. RICKARD SCOFIELD	3/10/2005
Donald K. Burkel, Vice Chairman of the Board	/s/ DONALD K. BURKEL	3/7/2005
Athena Bacalis, Director	/s/ ATHENA BACALIS	3/9/2005
Gary R. Boss, Director	/s/ GARY R. BOSS	3/8/2005
Herbert W. Bursch, Director	/s/ HERBERT W. BURSCH	3/10/2005
Barbara Draper, Director	/s/ BARBARA DRAPER	3/9/2005
Richard F. Hopper, Director	/s/ RICHARD F. HOPPER	3/8/2005
Dona Scott Laskey, Director	/s/ DONA SCOTT LASKEY	3/10/2005
James R. McAuliffe, Director	/s/ JAMES R. MCAULIFFE	3/7/2005
Randolph E. Rudisill, Director	/s/ RANDOLPH E. RUDISILL	3/9/2005
R. Michael Yost, Director	/s/ R. MICHAEL YOST	3/9/2005

EXHIBIT INDEX

     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number
(13)	Appendix I to the Corporation’s Proxy Statement, for the Annual Meeting of Shareholders to be held April 20, 2005, representing pages 1 — 42 of that Appendix I to that Proxy Statement incorporated by reference in this report. This Appendix will also be filed with the Commission as part of the Corporation’s Proxy Statement and will be delivered to Corporation’s shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.
(21)	Subsidiaries of the Registrant
(24)	Power of Attorney (included in signature section)
(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350).
(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number		Original Filing Form and Date
(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)
(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998
(3.3)	Bylaws of the Registrant	Exhibit 3.2 of Form 10
(4)	Form of Registrant’s Stock Certificate Material Contracts:	Exhibit 4 of Form 10
(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10
(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement
dated March 17, 1998
(10.3)	FNBH Bancorp Inc. Employees’ Stock	Exhibit 4 to Registration
	Purchase Plan	Statement on Form S-8 (Reg.
No. 333-46244)
(10.4)	Amended and Restated Compensation	Appendix II of Proxy Statement
	Plan for Nonemployee Directors*	dated March 15, 2002

*Represents a compensation plan