Form 10-K/A
period 2004-12-31
FNBH BANCORP INC
filed 2005-04-29
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

_________________

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
Common Stock, no par value
(Title of Class)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.__

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No__

The aggregate market value of common stock held by nonaffiliates as of June 30, 2004, was $99,299,469.

As of March 1, 2005 there were outstanding 3,179,654 shares of the Corporation’s common stock (no par value).

EXPLANATORY NOTE

        FNBH Bancorp, Inc. (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, in order to amend Item 9A of the Original Filing. This Amendment No. 1 also amends Item 15 of the Original Filing to file the exhibits required in connection with the amendment to Item 9A.

        At the time of the Original Filing, the Corporation elected to utilize the 45-day extension offered to certain registrants by the Securities and Exchange Commission to delay the filing of management’s report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and for the Corporation’s independent registered public accounting firm to attest to this report. Management’s report on internal control over financial reporting and the related attestation report of the Corporation’s independent registered public accounting firm are included in this Amendment No. 1 in Item 9A.

        In addition, this Amendment No. 1 includes Item 8 (Financial Statements and Supplementary Data), in substantially the same form as it was included in the Original Filing, in order to permit the Corporation's independent registered public accounting firm to provide the consent set forth at Exhibit 23.1.

        Except for the matters disclosed in Item 9A and Exhibits 23.1, 23.2, 31.1, and 31.2, which are filed with this Amendment No. 1 pursuant to the requirements of Rule 12b-15 under the Exchange Act, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Corporation has not updated the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.

Item 8 – Financial Statements and Supplementary Data

        The following consolidated financial statements and supplementary data of the Corporation appear on pages 1 through 28 of Appendix I to the Corporation's definitive Proxy Statement, relating to the April 20, 2005 Annual Meeting of shareholders, as filed with the Commission. This portion of the Appendix is incorporated herein by reference and included as Exhibit 13 to this Amendment No. 1 on Form 10-K/A:

        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statement
        Independent Auditors' Reports
        Quarterly financial data relating to results of operations for the years ended December 31, 2004 and
        2003 are reported on page 28 of Appendix I

Item 9A – Controls and Procedures

    1.        Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

    2.        Report on Management’s Assessment of Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2004, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.

        BDO Seidman, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Corporation for the year ended December 31, 2004, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting. That report is set forth below.

    3.        Attestation Report of the Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
FNBH Bancorp, Inc.
Howell, Michigan

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that FNBH Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNBH Bancorp, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FNBH Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, FNBH Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2004 of FNBH Bancorp, Inc. and our report dated February 28, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
April 15, 2005

    4.        Changes in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2004, there were no changes in the Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 29, 2005.

FNBH BANCORP, INC. /s/ Herbert W. Bursch —————————————— Herbert W. Bursch Chief Executive Officer (Principal Executive Officer)	/s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Date
W. Rickard Scofield, Chairman of the Board	/s/ W. Rickard Scofield* ——————————————	April 29, 2005

Donald K. Burkel, Vice Chairman of the Board	/s/ Donald K. Burkel* ——————————————	April 29, 2005

Athena Bacalis, Director	/s/ Athena Bacalis* ——————————————	April 29, 2005

Gary R. Boss, Director	/s/ Gary R. Boss* ——————————————	April 29, 2005

Herbert W. Bursch, Director	/s/ Herbert W. Bursch ——————————————	April 29, 2005

Barbara Draper, Director	/s/ Barbara Draper* ——————————————	April 29, 2005

Richard F. Hopper, Director	/s/ Richard F. Hopper* ——————————————	April 29, 2005

Dona Scott Laskey, Director	/s/ Dona Scott Laskey* ——————————————	April 29, 2005

James R. McAuliffe, Director	/s/ James R. McAuliffe* ——————————————	April 29, 2005

Randolph E. Rudisill, Director	/s/ Randolph E. Rudisill* ——————————————	April 29, 2005

R. Michael Yost, Director	/s/ R. Michael Yost* ——————————————	April 29, 2005

* Signed by Herbert W. Bursch, as attorney-in-fact.

7

EXHIBIT INDEX

        The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

(13)	Portion of Appendix I to the Corporation’s Proxy Statement, for the Annual Meeting of Shareholders held April 20, 2005, representing pages 1 — 28 of that Appendix I to that Proxy Statement incorporated by reference in this report. This Appendix has also been filed with the Commission as part of the Corporation’s Proxy Statement and has been delivered to the Corporation’s shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

**(21)	Subsidiaries of the Registrant

(23.1)	Consent of BDO Seidman, LLP.

(23.2)	Consent of KPMG, LLP.

**(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

** Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on March 16, 2005.

8

        The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number (3.1) (3.2) (3.3) (4) (10.1) (10.2) (10.3) (10.4)

Restated Articles of Incorporation of the
Registrant

Amendment to the Corporation's Articles of
Incorporation to Increase Authorized Shares

Bylaws of the
Registrant

Form of Registrant's Stock
Certificate
Material Contracts:

Howell Branch Lease
Agreement

Corporation's Long Term Incentive
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

* Represents a compensation plan

9

EXHIBIT 13

PORTION OF APPENDIX 1 TO PROXY STATEMENT

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2003

(With Independent Auditors’ Reports Thereon)

FNBH BANCORP, INC. AND SUBSIDIARIES

BDO Seidman, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
FNBH Bancorp, Inc.
Howell, MI

We have audited the accompanying consolidated balance sheet of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
February 28, 2005

KPMG LLP
Suite 1200
150 West Jefferson
Detroit, MI 48226-4429

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FNBH Bancorp, Inc.:

We have audited the consolidated balance sheet of FNBH Bancorp, Inc. and subsidiaries (Corporation) as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

     January 16, 2004

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$12,157,948	$16,035,121
Short term investments	5,680,395	16,848,371

Total cash and cash equivalents	17,838,343	32,883,492

Certificates of deposit	6,091,000	1,553,000
Investment securities held to maturity, net (fair value of $16,705,640 at December 31, 2004 and $16,006,625 at December 31, 2003)	16,009,337	15,051,293
Investment securities available for sale, at fair value	30,775,695	26,787,863
Mortgage-backed securities available for sale, at fair value	16,432,188	12,513,486
FHLBI and FRB stock, at cost	1,130,650	1,082,750

Total investment securities	64,347,870	55,435,392

Loans:
Commercial	286,940,773	278,002,975
Consumer	36,077,528	34,995,478
Real estate mortgage	34,358,613	34,087,202

Total loans	357,376,914	347,085,655
Less allowance for loan losses	(6,399,949)	(5,958,375)

Net loans	350,976,965	341,127,280
Premises and equipment, net	11,086,901	11,910,399
Land and facilities held for sale, net	95,680	1,400,290
Other real estate owned, held for sale	735,000	65,000
Accrued interest and other assets	5,431,302	5,443,555

Total assets	$456,603,061	$449,818,408

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$71,785,184	$69,233,515
NOW	49,206,656	46,056,749
Savings and money market	147,298,849	140,639,653
Time deposits	128,593,689	137,174,926
Brokered certificates of deposit	2,378,532	5,968,458

Total deposits	399,262,910	399,073,301
Other borrowings	8,066,836	5,327,708
Accrued interest, taxes, and other liabilities	3,557,267	4,181,918

Total liabilities	410,887,013	408,582,927
Stockholders’ Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,179,654 shares issued and outstanding at December 31, 2004 and 3,168,931 shares issued and outstanding at December 31, 2003	6,009,181	5,725,898
Retained earnings	39,430,621	35,425,699
Deferred directors’ compensation	455,481	—
Unearned long term incentive plan	(151,048)	(222,652)
Accumulated other comprehensive income, net	(28,187)	306,536

Total stockholders’ equity	45,716,048	41,235,481

Total liabilities and stockholders’ equity	$456,603,061	$449,818,408

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest and dividend income:
Interest and fees on loans	$22,137,252	$22,666,583	$23,040,432
Interest and dividends on investment securities:
U.S. Treasury and agency securities	1,667,506	975,069	1,188,802
Obligations of states and political subdivisions	747,483	770,269	836,703
Corporate bonds	125,381	188,463	365,785
Other securities	51,278	41,759	61,650
Interest on short term investments	166,978	104,818	58,618
Interest on certificates of deposit	95,832	109,201	177,677

Total interest and dividend income	24,991,710	24,856,162	25,729,667

Interest expense:
Interest on deposits	5,217,598	5,757,465	7,440,794
Interest on other borrowings	388,268	409,389	576,449

Total interest expense	5,605,866	6,166,854	8,017,243

Net interest income	19,385,844	18,689,308	17,712,424

Provision for loan losses	1,190,000	1,270,000	625,000

Net interest income after provision for loan losses	18,195,844	17,419,308	17,087,424

Noninterest income:
Service charges and other fee income	3,318,666	3,136,077	2,973,691
Trust income	246,950	287,344	202,595
Gain on sale of loans	68,881	373,516	415,454
Gain on sale/call of investments	—	3,823	36,570
Other	475,560	73,376	(7,710)

Total noninterest income	4,110,057	3,874,136	3,620,600

Noninterest expense:
Salaries and employee benefits	7,236,801	7,048,376	6,445,184
Net occupancy expense	1,115,030	957,710	890,605
Equipment expense	864,604	1,008,275	866,409
Professional and service fees	1,622,399	1,223,346	1,276,489
Printing and supplies	302,032	291,103	327,284
Advertising	221,618	304,589	348,572
Other	1,924,166	2,014,711	1,621,000

Total noninterest expense	13,286,650	12,848,110	11,775,543

Income before federal income taxes	9,019,251	8,445,334	8,932,481

Federal income taxes	2,728,156	2,554,437	2,628,650

Net income	$6,291,095	$5,890,897	$6,303,831

Per share statistics:
Basic EPS	$1.98	$1.86	$2.00
Diluted EPS	$1.97	$1.86	$2.00
Dividends	$0.720	$0.680	$0.628
Basic average shares outstanding	3,185,025	3,162,836	3,152,739
Diluted average shares outstanding	3,186,142	3,162,836	3,152,739

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

December 31, 2004, 2003, and 2002

					Accumulated
			Deferred	Unearned	Other
	Common	Retained	Directors’	Long Term	Comprehensive
	Stock	Earnings	Compensation	Incentive Plan	Income (Loss)	Total
Balances at December 31, 2001	$5,246,770	$27,361,215	$—	$(231,143)	$26,961	$32,403,803

Issued 5,246 shares for long term incentive plan	109,799			(109,799)		—
Amortization of long term incentive plan				93,660		93,660
Issued 3,988 shares for employee stock purchase plan	70,428					70,428
Issued 686 shares for current directors’ fees	14,483					14,483
Issued 1,128 shares for directors’ variable fee plan	23,609					23,609
Comprehensive income:
Net income		6,303,831				6,303,831
Change in unrealized gain on investment securities available for sale, net of tax effect					648,997	648,997

Total comprehensive income						6,952,828
Cash dividends ($0.628 per share)		(1,979,197)				(1,979,197)

Balances at December 31,2002	5,465,089	31,685,849	—	(247,282)	675,958	37,579,614

Issued 4,482 shares for long term incentive plan	110,137			(110,137)		—
Amortization of long term incentive plan				134,767		134,767
Issued 4,055 shares for employee stock purchase plan	88,722					88,722
Issued 907 shares for current directors’ fees	21,954					21,954
Issued 1,689 shares for directors’ variable fee plan	39,996					39,996
Comprehensive income:
Net income		5,890,897				5,890,897
Change in unrealized loss on investment securities available for sale, net of tax effect					(369,422)	(369,422)

Total comprehensive income						5,521,475
Cash dividends ($0.68 per share)		(2,151,047)				(2,151,047)

Balances at December 31, 2003	5,725,898	35,425,699	—	(222,652)	306,536	41,235,481

Issued 4,261 shares for long term incentive plan	115,985			(115,985)		—
Amortization of long term incentive plan				184,530		184,530
146 shares from long term incentive plan forfeited	(3,059)			3,059		—
Issued 4,352 shares for employee stock purchase plan	109,521					109,521
Issued 794 shares for current directors’ fees	22,791					22,791
Issued 1,179 shares for directors’ variable fee plan	32,092					32,092
Issued 283 shares for deferred directors’ fees	5,953					5,953
Director’s deferred compensation (590 stock units)			18,270			18,270
Reclassification of directors’ deferred compensation (19,321 stock units)			437,211			437,211
Comprehensive income:
Net income		6,291,095				6,291,095
Change in unrealized loss on investment securities available for sale, net of tax effect					(334,723)	(334,723)

Total comprehensive income						5,956,372
Cash dividends ($0.72 per share)		(2,286,173)				(2,286,173)

Balances at December 31, 2004	$6,009,181	$39,430,621	$455,481	$(151,048)	$(28,187)	$45,716,048

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$6,291,095	$5,890,897	$6,303,831
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,190,000	1,270,000	625,000
Depreciation and amortization	1,014,720	992,986	897,800
Deferred income tax expense (benefit)	159,167	(118,597)	(1,300)
Net amortization (accretion) on investment securities	(16,031)	126,508	239,341
Earned portion of long term incentive plan	184,530	134,767	93,660
Shares issued for current directors’ compensation	54,883	61,950	38,092
Shares earned for deferred directors’ compensation	24,223	—	—
Gain on sale/call of investments	—	(3,823)	(36,570)
Gain on sale of loans	(68,881)	(373,516)	(415,454)
Proceeds from sale of loans	11,285,139	23,486,120	30,465,662
Origination of loans held for sale	(10,541,000)	(22,524,120)	(30,948,790)
Gain on the sale of other real estate owned, held for sale	(98,850)	(22,710)	—
Proceeds from sale of other real estate owned, held for sale	990,652	760,916	546,812
Proceeds from sale of land and facilities held for sale	1,503,016	—	—
Gain on sale of land and facilities held for sale	(42,716)	—	—
Loss on disposal of equipment	—	8,958	4,518
(Increase) decrease in accrued interest income and other assets	(135,314)	48,167	(672,538)
Increase (decrease) in accrued interest, taxes, and other liabilities	(29,240)	906,988	17,599

Net cash provided by operating activities	11,765,393	10,645,491	7,157,663

Cash flows from investing activities:
Purchases of available for sale securities	(36,556,566)	(22,783,210)	(6,035,081)
Purchases of held to maturity securities	(4,776,698)	(234,270)	(203,250)
Purchases/stock dividend FHLBI stock	(47,900)	(38,500)	(211,500)
Proceeds from maturities and calls of available for sale securities	24,500,000	3,500,000	4,390,000
Proceeds from sales of available for sale securities	—	—	7,788,508
Proceeds from mortgage-backed securities paydowns-available for sale	3,660,069	5,977,649	5,061,306
Proceeds from maturities and calls of held to maturity securities	3,820,125	2,046,100	1,316,175
Proceeds from mortgage-backed securities paydowns-held to maturity	—	26,028	51,835
Purchases of certificates of deposit	(5,993,000)	(1,187,000)	—
Maturity of certificates of deposit	1,455,000	3,514,000	2,037,000
Purchase of loans	(6,279,807)	(3,000,000)	(3,116,728)
Net increase in loans	(6,996,938)	(18,662,903)	(38,059,057)
Capital expenditures	(346,912)	(2,655,515)	(2,052,498)

Net cash used in investing activities	(27,562,627)	(33,497,621)	(29,033,290)

Cash flows from financing activities:
Net increase in deposits	3,779,535	19,032,632	22,403,461
Increase (decrease) in brokered certificates of deposit	(3,589,926)	5,968,458	—
Payments on FHLBI note	(260,872)	(241,547)	(223,656)
Proceeds from issuance of short term debt	3,000,000	—	—
Dividends paid	(2,286,173)	(2,151,047)	(1,979,197)
Shares issued for employee stock purchase plan	109,521	88,722	70,428

Net cash provided by financing activities	752,085	22,697,218	20,271,036

Net decrease in cash and cash equivalents	(15,0415,149)	(154,912)	(1,604,591)

Cash and cash equivalents at beginning of year	32,883,492	33,038,404	34,642,995

Cash and cash equivalents at end of year	$17,838,343	$32,883,492	$33,038,404

Supplemental disclosures:
Interest paid	$5,642,097	$6,168,253	$8,239,097
Federal income taxes paid	2,609,881	2,460,000	2,628,000
Loans transferred to other real estate	1,561,802	95,000	1,285,018
Properties transferred to land and facilities, held for sale	155,690	—	—
Loans charged off	922,078	1,282,563	767,302

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly owned subsidiaries, First National Bank in Howell (including its wholly owned subsidiary FNBH Mortgage Company, LLC) and H.B. Realty Co. All significant intercompany balances and transactions have been eliminated.

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

(a)	Brokered Certificates of Deposit

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

Investment securities that we may not hold until maturity are accounted for as securities available for sale and are stated at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized.

Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading securities are included in noninterest income. The Bank holds no securities under the trading classification.

Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security.

Management reviews impairments and records other-than-temporary impairments, if any, as a component of noninterest income.

(c)	Loans

Loans are stated at their principal amount outstanding, net of an allowance for loan losses and unearned discount. Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Net unamortized deferred loan fees amounted to $1,006,000 and $931,000 at December 31, 2004 and 2003, respectively.

The Bank originates real estate mortgage loans for sale to the secondary market and sells the loans with servicing retained. Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. Market is determined on the basis of delivery prices in the secondary mortgage market. When loans are sold, gains and losses are recognized based on the specific identification method.

The total cost of mortgage loans originated and sold is allocated between the loan servicing right and the mortgage loan, based on their relative fair values at the date of origination. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The Corporation enters into interest rate lock commitments to originate loans at a rate determined prior to funding. Interest rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. At December 31, 2004 and 2003, the fair value of interest rate lock commitments was insignificant.

Mortgage servicing rights which are included in other assets are periodically evaluated for impairment. For purposes of measuring impairment, mortgage servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type, term, year originated, and note rate. Impairment represents the excess of cost of an individual mortgage servicing right’s stratum over its fair value and is recognized through a valuation allowance.
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

The allowance for loan losses is based on management’s periodic evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, nonperforming loan levels, the composition of the loan portfolio, and management’s evaluation of the collectability of specific loans, which includes analysis of the value of the underlying collateral. Although the Bank evaluates the adequacy of the allowance for loan losses based on information known to management at a given time, various regulatory agencies, as part of their normal examination process, may require future additions to the allowance for loan losses.

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

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

placed on nonaccrual status, interest previously accrued but not yet collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable.

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

Other real estate owned at the time of foreclosure is recorded at the lower of the Bank’s cost of acquisition or the asset’s fair market value, net of disposal cost. Any write-downs at date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets and subsequent write-downs to reflect declines in value are charged to other expense.

Real estate held for sale is recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Subsequent declines in estimated fair value and/or disposal costs are recorded as a component of noninterest expense.

(g)	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed on the straight-line method, are charged to operations over the estimated useful lives of the assets. Estimated useful lives range up to 40 years for buildings, up to 7 years for furniture and equipment and up to 15 years for land improvements.

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

At December 31, 2004 and 2003, the Bank has two stock-based compensation plans, which are described more fully in notes 16 and 17.

(j)	Statements of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments.

(k)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. The Bank reports comprehensive income within the statement of stockholders’ equity and

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

comprehensive income. Comprehensive income includes net income and any changes in equity from nonowner sources that are not recorded in the income statement.

(l)	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the average number of common shares and deferred director fee stock units outstanding during the year. Diluted earnings per common share is calculated by dividing net income by the average number of common shares and deferred director fee stock units outstanding during the year, plus the effect of common stock equivalents (for example, restricted share rights) that are dilutive.

(m)	Stock Split

The Corporation issued a 2-for-1 stock split, payable July 10, 2002 as a dividend of one share for each share of its stock held of record on July 1, 2002.

(o)	Reclassification

Certain reclassifications of 2003 and 2002 information have been made to conform to the current year presentation.

(2)	Certificates of Deposit

At December 31, 2004, the scheduled maturities of brokered certificates were:

Maturing in 2005	$5,993,000
Maturing in 2008	98,000

$6,091,000

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Investment and Mortgage-Backed Securities

A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2004 and 2003 follows:

	December 31, 2004				December 31, 2003
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	gross	gross	Fair	Amortized	gross	gross	Fair
	cost	gains	losses	value	cost	gains	losses	value
Held to maturity:
Obligations of state and political subdivisions	$16,009,337	$696,303	$—	$16,705,640	$15,051,293	$957,246	$(1,914)	$16,006,625

Total held to maturity	16,009,337	696,303	—	16,705,640	15,051,293	957,246	(1,914)	16,006,625

Available for sale:
U.S Treasury and agency securities	29,975,734	61,903	(299,522)	29,738,115	21,985,556	325,413	(159,966)	22,151,003
Corporate bonds	1,001,104	36,476	—	1,037,580	4,514,599	122,261	—	4,636,860
Mortgage-backed securities	16,270,832	194,770	(33,414)	16,432,188	12,336,459	183,728	(6,701)	12,513,486

Total available for sale	47,247,670	293,149	(332,936)	47,207,883	38,836,614	631,402	(166,667)	39,301,349

Total securities	$63,257,007	$989,452	$(332,936)	$63,913,523	$53,887,907	$1,588,648	$(168,581)	$55,307,974

There were three securities in a continuous loss position for 12 months or more at December 31, 2004, which consisted of an asset-backed security and two agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at December 31, 2004. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at December 31, 2004, by length of time that individual securities in each category have been in a continuous loss position:

			December 31, 2004
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	gross	Fair	gross	Fair	gross	Fair
	losses	value	losses	value	losses	value
Available for sale:
U.S. Treasury and agency securities	$(212,126)	$21,264,600	$(87,396)	$2,912,605	$(299,522)	$24,177,205
Mortgage-backed securities	(24,430)	4,771,822	(8,984)	1,064,810	(33,414)	5,836,632

Total available for sale	$(236,556)	$26,036,422	$(96,380)	$3,977,415	$(332,936)	$30,013,837

As of December 31, 2003, there were no investments that had been in a continuous loss position for 12 months or more.

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2004 and 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004		December 31, 2003
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
Held to maturity:
Due in one year or less	$1,279,805	$1,308,479	$3,115,340	$3,174,341
Due after one year through five years	8,926,155	9,398,970	9,147,796	9,798,561
Due after five years through ten years	1,953,582	2,029,413	2,788,157	3,033,723
Due after ten years	3,849,795	3,968,777	—	—

	$16,009,337	$16,705,640	$15,051,293	$16,006,625

Available for sale:
Due in one year or less	$3,005,150	$2,986,680	$11,505,883	$11,660,092
Due after one year through five years	26,992,032	26,810,797	14,017,622	14,170,240
Due after five years through ten years	979,656	978,218	976,650	957,531

	30,976,838	30,775,695	26,500,155	26,787,863

Mortgage-backed securities	16,270,832	16,432,188	12,336,459	12,513,486

	$47,247,670	$47,207,883	$38,836,614	$39,301,349

Proceeds from sales/calls of available for sale securities totaled approximately $8,000,000, $3,500,000 and $7,789,000 during 2004, 2003, and 2002, respectively; gross realized gains of $0, $4,587 and $43,000 and gross realized losses of $0, $764 and $6,000 were recorded as a result of sales of available-for-sale securities during 2004, 2003, and 2002.

The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders’ equity at December 31, 2004 and 2003 are as follows:

	2004		2003
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
State of Michigan	$10,545,620	$10,971,396	$9,183,802	$9,738,000

Investment securities, with an amortized cost of approximately $1,865,000 at December 31, 2004 and $1,848,000 at December 31, 2003, were pledged to secure public deposits and for other purposes as required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB). The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $1,086,400 and $1,038,500 as of December 31,

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2004 and 2003, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2004 and 2003, respectively, is a requirement for the Bank’s membership in the Federal Reserve System.

(4)	Loans

Loans on nonaccrual status amounted to $1,146,000, $4,292,889 and $3,288,000, at December 31, 2004, 2003, and 2002, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $98,000, $320,000, and $181,000 of interest income would have been recognized in 2004, 2003, and 2002, respectively. The Bank had no troubled-debt restructured loans at December 31, 2004 and 2003.

Details of past-due and nonperforming loans follow:

	90 days past due
	and still accruing interest		Nonaccrual
	2004	2003	2004	2003
Commercial and mortgage loans secured by real estate	$285,771	$—	$243,374	$4,253,075
Consumer loans	2,541	—	92,285	24,882
Commercial and other loans	—	—	810,175	14,932

	$288,312	$—	$1,145,834	$4,292,889

Impaired loans totaled $5.9 million, $9.6 million, and $9.3 million at December 31, 2004, 2003, and 2002, respectively. Specific reserves relating to these loans were $1.7 million, $1.6 million, and $2.0 million at December 31, 2004, 2003, and 2002, respectively.

Cash receipts received and recognized as income on impaired loans approximated $428,000, $308,000, and $409,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Average impaired loans for the years ended December 31, 2004, 2003, and 2002 were approximately $7.4 million, $9.6 million, and $8.8 million, respectively.

Loans serviced for others including commercial participations sold, were approximately $52.6 million, $59.4 million, and $64.5 million at December 31, 2004, 2003, and 2002, respectively.

The Bank capitalized $21,000, $140,000, and $171,000 in mortgage servicing rights and incurred approximately $94,000, $94,000, and $70,000 in related amortization expense during 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, these mortgage servicing rights had a gross book value of $308,000 and $380,000, respectively and fair value of approximately $355,000 and $375,000, respectively. The weighted average amortization period for mortgage servicing rights capitalized in 2004 is approximately 5 years. Mortgage loans with mortgage servicing rights capitalized totaled approximately $38.9 million at December 31, 2004 and $43.2 million at December 31, 2003. The valuation allowance for capitalized mortgage servicing rights was $103,000 at December 31, 2004, and $137,000 at December 31, 2003.

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated aggregate amortization expense relating to the Bank’s mortgage servicing rights as of December 31, 2004 is as follows:

Year:
2005	$78,000
2006	61,000
2007	48,000
2008	40,000
2009	29,000
2010 and thereafter	52,000

$308,000

Included in real estate loans at December 31, 2004 and 2003 were approximately $274,000 and $0, respectively, of fixed-rate mortgage loans held for sale. The Bank enters into forward commitments to sell these loans into the secondary market prior to origination. Additionally, the Bank had 45-day forward commitments to sell mortgages as of December 31, 2004, which had not yet been funded. These commitments approximated $445,000.

(5)	Allowance for Loan Losses

The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Balance at beginning of year	$5,958,375	$5,794,399	$5,667,906
Provision charged to operations	1,190,000	1,270,000	625,000
Loans charged off	(922,078)	(1,282,563)	(767,302)
Recoveries of loans charged off	173,652	176,539	268,795

Balance at end of year	$6,399,949	$5,958,375	$5,794,399

(6)	Bank Premises and Equipment

A summary of bank premises and equipment, and related accumulated depreciation and amortization, at December 31, 2004 and 2003 follows:

	2004	2003
Land and land improvements	$2,897,502	$3,041,082
Bank premises	10,055,978	10,008,044
Furniture and equipment	6,550,056	6,263,188

	19,503,536	19,312,314

Less accumulated depreciation and amortization	(8,416,635)	(7,401,915)

	$11,086,901	$11,910,399

(7)	Land and Facilities Held for Sale

In 1998, the Corporation exercised an option to purchase an 18 acre tract of land in northwest Brighton, primarily to acquire a prime site for a new branch. The cost of the property was approximately $4,000,000. In 1999, a new

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

branch of the Bank was built on a portion of the land valued at approximately $800,000. During 2000, one parcel of the property was sold and the remaining property was sold in the first quarter of 2004, at book value. The Bank had reduced the carrying cost of this land in 2003 by approximately $130,000 to provide for estimated disposal costs and a decline in estimated market value.

During the first quarter of 2004, the Bank also transferred two pieces of property originally acquired for future expansion, and previously recorded as premises and equipment, to land and facilities held for sale. One of the properties was sold in the fourth quarter of 2004 and a gain of approximately $43,000 was recognized as a component of non-interest income. The remaining property amount is included in “Land and facilities held for sale, net” at December 31, 2004.

(8)	Other Real Estate Owned

At December 31, 2004, the Bank owned four foreclosed properties with a lower of cost or market value of $735,000. As of December 31, 2003, the Bank owned two foreclosed properties with a lower of cost or market value of $65,000. Costs to maintain the properties are included as a component of noninterest expense. A gain or loss will be recognized upon the sale of the properties, which will be included as a component of noninterest income or expense.

(9)	Time Certificates of Deposit

At December 31, 2004, the scheduled maturities of time deposits with a remaining term of more than one year were:

Year of maturity:
2006	$32,308,032
2007	14,292,693
2008	3,479,591
2009	8,101,089
2010 and thereafter	843,841

$59,025,246

Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2004 and 2003 are as follows:

	2004	2003
Three months or less	$18,229,224	$16,246,970
Three through six months	6,204,213	9,652,578
Six through twelve months	4,769,590	16,862,463
Over twelve months	25,146,559	11,349,341

	$54,349,586	$54,111,352

Interest expense attributable to the above deposits amounted to approximately $1,472,000, $1,472,000, and $1,436,000 in 2004, 2003, and 2002, respectively.

(10)	Other Borrowings

The Bank has a borrowing capacity of approximately $35,600,000 with the FHLBI and had advances outstanding of approximately $8,067,000 and $5,328,000 at December 31, 2004 and 2003, respectively. Variable- or fixed-rate advances are available with terms ranging from one day to 10 years. An outstanding advance requires 125%

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

collateral coverage by one-to-four family whole-mortgage loans. A summary of outstanding advances at December 31, 2004, follows:

	Weighted
	average
Maturity	interestrate	Amount
Short term advances:
Fixed rate:
Within 30 days	2.48%	$3,000,000

Long term advances:
Fixed rate:
Within one year	7.18%	3,281,742
Two years	7.29%	304,281
Three years	7.29%	328,623
Four years	7.29%	354,913
Five years	7.29%	383,307
Thereafter	7.29%	413,970

		5,066,836

		$8,066,836

(11)	Deferred Gain on the Sale of Real Estate

In December 2003, the Bank sold a piece of real estate previously classified as facilities held for sale on the balance sheet and provided financing to the buyer. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, the Bank deferred the gain of $299,000 on the sale under the installment method. This deferral is included in other liabilities as of December 31, 2003. In the first quarter of 2004, the

Bank sold the loan associated with this transaction with no recourse and accordingly recognized the deferred gain as a component of noninterest income.

(12)	Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2004	2003	2002
Current	$2,568,989	$2,673,034	$2,629,950
Deferred	159,167	(118,597)	(1,300)

	$2,728,156	$2,554,437	$2,628,650

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2004	2003	2002
Computed “expected” tax expense	$3,066,545	$2,871,414	$3,037,043
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(331,745)	(336,850)	(367,786)
Other, net	(6,644)	19,873	(40,607)

	$2,728,156	$2,554,437	$2,628,650

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$2,022,336	$1,872,201
Unrealized loss on securities available for sale	11,600	—
Deferred directors’ fees	154,864	121,986
Other	235,914	595,832

Total gross deferred tax assets	2,424,714	2,590,019

Deferred tax liabilities:
Deferred loan fees	158,016	121,608
Unrealized gain on securities available for sale	—	158,200
Other	251,968	306,114

Total gross deferred tax liabilities	409,984	585,922

Net deferred tax asset	$2,014,730	$2,004,097

The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 2004, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.

(13)	Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2004 and 2003. Such loans were made in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

Loans to related parties are summarized below for the periods indicated:

	2004	2003
Balance at beginning of year	$4,226,100	$4,410,000
New loans and related parties	1,500,000	166,000
Loan repayments	(546,800)	(349,900)

Balance at end of year	$5,179,300	$4,226,100

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Leases

The Bank has a noncancelable operating lease that provides for renewal options.

Future minimum lease payments under the noncancelable lease as of December 31, 2004 are as follows:

Year ending December 31:
2005	$46,660
2006	46,660
2007	34,995

$128,315

Rental expense charged to operations in 2004, 2003, and 2002 amounted to approximately $60,000, $60,000, and $47,000 respectively, including amounts paid under short term, cancelable leases.

(15)	Retirement Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. The plan expense of the Bank for 2004, 2003, and 2002 was approximately $376,000, $344,000, and $247,000, respectively.

(16)	Long Term Incentive Plan

The Corporation maintains a Long Term Incentive Plan under which stock options and restricted stock may be granted to employees. To date, no stock options have been granted under the plan. Restricted stock is awarded to key employees, providing for the immediate award of the Corporation’s stock, subject to a five-year vesting period. The awards are recorded at fair market value and are amortized into salary expense over the vesting period. Compensation costs related to restricted stock awards included in salary expense in 2004, 2003, and 2002 amounted to $185,000, $135,000, and $94,000, respectively.

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Directors’ Stock Fee Plan

Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan, which was added in 2002, is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts, (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2004, 2003, and 2002 amounted to $103,000, $84,000, and $102,000, respectively.

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2004, there were approximately 16,800 shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2004, there were approximately 3,200 shares earned and available for distribution in the variable-fee deferred stock accounts. In September 2004, the Corporation reclassified Deferred Directors’ Compensation related to fixed and variable fees from a liability to a component of equity. Prior periods were not reclassified as the impact of this change was determined not to be significant.

(18)	Employees’ Stock Purchase Plan

The Employees’ Stock Purchase Plan allows eligible employees to purchase shares of common stock, no par value, of FNBH Bancorp, Inc. at a price less than market price under Section 423 of the Internal Revenue Code of 1986 as amended. Eligible employees must have been continuously employed for one year, must work at least 20 hours per week, and must work at least five months in a calendar year. The purchase price for each share of stock was 85% of fair market value of a share of stock on the purchase date. Since the adoption of the plan, effective April 1, 2005, the purchase price for each share of stock will be 95% of fair market value of a share of stock on the purchase date.

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

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial instruments whose contract amounts represent credit risk at December 31, 2004 and 2003 are as follows:

	2004	2003
Consumer	$12,625,000	$13,743,000
Commercial construction	14,200,000	11,055,000
Commercial	51,027,000	34,617,000

Total credit commitments	$77,852,000	$59,415,000

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

As of December 31, 2004 and 2003, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,236,000 and $2,551,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2004 and 2003, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

(20)	Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct, material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital classification are also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

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

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the following table as of December 31, 2004 and 2003:

			Minimum for		To be well capitalized
			Capital Adequacy		under prompt corrective
	Actual		Purposes		action provision
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$47,813,000	12.80%	$29,893,000	≥8%	$37,367,000	≥10%
FNBH Bancorp	48,423,000	12.96%	29,902,000	≥8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	43,121,000	11.54%	14,947,000	≥4%	22,420,000	≥6%
FNBH Bancorp	43,729,000	11.70%	14,951,000	≥4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	43,121,000	9.65%	17,870,000	≥4%	22,338,000	≥5%
FNBH Bancorp	43,729,000	9.78%	17,877,000	≥4%	N/A	N/A

As of December 31, 2003

Total Capital (to risk weighted assets)
Bank	$43,054,000	11.73%	$29,483,000	≥8%	$36,854,000	≥10%
FNBH Bancorp	45,563,000	12.33%	29,551,000	≥8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	38,447,000	10.47%	14,742,000	≥4%	22,113,000	≥6%
FNBH Bancorp	40,929,000	11.08%	14,775,000	≥4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	38,447,000	8.95%	17,187,000	≥4%	21,483,000	≥5%
FNBH Bancorp	40,929,000	9.49%	17,243,000	≥4%	N/A	N/A

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Net Income Per Common Share

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period, of which there were 1,117 shares as of December 31, 2004, calculated under the treasury stock method.

The following table presents basic and diluted net income per share:

	2004	2003	2002
Weighted average basic shares outstanding	3,185,025	3,162,836	3,152,739
Effect of dilutive restricted stock	1,117	—	—

Weighted average diluted shares outstanding	3,186,142	3,162,836	3,152,739

Net income	$6,291,095	$5,890,897	$6,303,831

Basic net income per share	$1.98	$1.86	$2.00
Diluted net income per share	$1.97	$1.86	$2.00

(22)	Contingent Liabilities

The Corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Corporation’s financial position or results of operations.

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

Fair-value methods and assumptions for the Corporation’s financial instruments are as follows:

Cash and cash equivalents – The carrying amounts reported in the consolidated balance sheet for cash and short term investments reasonably approximate those assets’ fair values.

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

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accrued interest income – The carrying amount of accrued interest income is a reasonable estimate of fair value.

Deposit liabilities – The fair value of deposits with no stated maturity, such as demand deposit, NOW, savings, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

Other borrowings – The fair value of other borrowings is estimated based on quoted market prices.

Accrued interest payable – The carrying amount of accrued interest payable is a reasonable estimate of fair value.

Off-balance-sheet instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, is estimated to approximate their aggregate book balance and is not considered material and therefore not included in the following table.

The estimated fair values of the Corporation’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:

Cash and cash equivalent	$17,838,000	$17,838,000	$32,883,000	$32,883,000
Certificates of deposit	6,091,000	6,081,000	1,553,000	1,581,000
Investment and mortgage-backed securities	63,217,000	63,914,000	54,353,000	55,275,000
FHLBI and FRB stock	1,131,000	1,131,000	1,083,000	1,083,000
Loans, net	350,977,000	355,277,000	341,127,000	344,346,000
Accrued interest income	2,080,000	2,080,000	1,240,000	1,240,000

Financial liabilities:
Deposits:
Demand	$71,785,000	$71,785,000	$69,234,000	$69,234,000
NOW	49,207,000	49,207,000	46,057,000	46,057,000
Savings and money market accounts	147,299,000	147,299,000	140,640,000	140,640,000
Time deposits	128,594,000	128,584,000	137,175,000	139,029,000
Brokered certificates	2,379,000	2,365,000	5,968,000	5,969,000
Other borrowings	8,067,000	8,298,000	5,328,000	5,822,000
Accrued interest expense	573,000	573,000	609,000	609,000

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

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(24)	Dividend Restrictions

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of Comptroller of the Currency (OCC) unless the total dividend in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $13.2 million was available for dividends on December 31, 2004, without the approval of the OCC.

(25)	Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2004 and 2003, and the condensed statements of income and cash flows for the years ended December 31, 2004, 2003, and 2002, of FNBH Bancorp, Inc. follow:

Condensed Balance Sheet

	2004	2003
Assets:
Cash	$148,585	$77,379
Investment in subsidiaries:
First National Bank in Howell	44,302,826	37,948,788
H.B. Realty Co.	200,530	2,171,163
FNBH Mortgage Company, LLC	805,000	805,000
Other assets	259,107	257,851

Total assets	$45,716,048	$41,260,181

Liabilities and Stockholders’ Equity:
Other liabilities	$—	$24,700
Stockholders’ equity	45,716,048	41,235,481

Total liabilities and stockholders’ equity	$45,716,048	$41,260,181

Condensed Statements of Income

	Year ended December 31
	2004	2003	2002
Operating income:
Dividends from subsidiaries	$1,680,000	$2,014,688	$1,813,875

Total operating income	1,680,000	2,014,688	1,813,875

Operating expenses:
Administrative and other expenses	97,032	46,602	46,944

Total operating expenses	97,032	46,602	46,944

Income before equity in undistributed net income of subsidiaries	1,582,968	1,968,086	1,766,931
Equity in undistributed net income of subsidiaries	4,708,127	3,922,811	4,536,900

Net income	$6,291,095	$5,890,897	$6,303,831

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income	$6,291,095	$5,890,897	$6,303,831
Adjustments to reconcile net income to net cash from operating activities:
Decrease (increase) in other assets	(1,256)	8,305	16,361
Increase (decrease) in other liabilities	(24,700)	3,500	4,700
Change in long term incentive plan and		24,630	(16,139)
deferred compensation	263,635	—	—
Equity in undistributed net income of subsidiaries	(4,708,127)	(3,922,811)	(4,536,900)

	(4,470,448)	(3,886,376)	(4,531,978)

Net cash provided by operating activities	1,820,647	2,004,521	1,771,853

Cash flows from investing activities:
Investments in and advancements to subsidiary, net	(10,000)	(70,000)	(3,500)

Net cash used in investing activities	(10,000)	(70,000)	(3,500)

Cash flows from financing activities:
Dividends paid	(2,286,173)	(2,151,047)	(1,979,197)
Common stock issued	109,521	260,809	218,319
Transfer from subsidiary for directors’ deferred compensation	437,211	—	—

Net cash used in financing activities	(1,739,441)	(1,890,238)	(1,760,878)

Net increase in cash	71,206	44,283	7,475
Cash at beginning of year	77,379	33,096	25,621

Cash at end of year	$148,585	$77,379	$33,096

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(26)	Quarterly Financial Data – Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2004
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$6,109,186	$5,984,536	$6,256,913	$6,641,075
Net interest income	4,677,850	4,625,586	4,902,904	5,179,504
Provision for loan losses	495,000	200,000	300,000	195,000
Income before income taxes	2,081,310	1,863,320	2,370,692	2,703,929

Net income	1,455,804	1,315,270	1,647,092	1,872,929
Basic net income per share	0.46	0.41	0.52	0.59
Diluted net income per share	0.46	0.41	0.52	0.58
Cash dividends per share	0.17	0.17	0.19	0.19

	Quarters ended in 2003
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$6,218,947	$6,181,657	$6,255,806	$6,199,752
Net interest income	4,497,121	4,630,089	4,786,999	4,775,099
Provision for loan losses	325,000	275,000	200,000	470,000
Income before income taxes	1,891,174	1,908,863	2,713,429	1,931,868
Net income	1,317,649	1,327,413	1,871,729	1,374,106

Basic net income per share	0.42	0.42	0.59	0.43
Diluted net income per share	0.42	0.42	0.59	0.43
Cash dividends per share	0.17	0.17	0.17	0.17

(27)	Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123®, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement is effective July 1, 2005 and is required to be adopted using a “modified prospective” method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. This Statement focuses on the accounting for transactions that involve employee services compensated for in share-based payments and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

The Corporation currently has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan consequently, the Statement will have no impact on the Corporation’s results of operations or financial condition until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP). The Statement allows for ESPP shares to be issued at ninety-five percent of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s

FNBH BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

plan allows for the purchase of shares at ninety-five percent of fair market value as of the grant date, thus no compensation expense will be recognized upon the effectiveness of SFAS 123®. The Corporation does not expect the implementation of this Statement to have an impact on its results of operations or financial position.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (EITF 03-1). EITF 03-1 provides guidance for assessing impairment losses on investments and includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition guidance contained in selected paragraphs of EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF-03-1 is not expected to have a significant impact on the Corporation’s results of operations or financial position.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (revised December 2003) (FIN46®), clarifies when some entities previously not consolidated under prior accounting guidance, should be. In some instances, it also requires certain previously consolidated entities to be de-consolidated. FIN 46® is effective for periods ended after December 15, 2003 for special purpose entities and for periods ended after March 15, 2004 for other types of variable interest entities (VIEs) that are not defined as special purpose entities. This Interpretation did not have an impact on the Corporation’s consolidated financial statements as the Corporation does not currently have an interest in any VIEs.

AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. The effects of this new guidance on the Corporation’s financial statements will depend on future loan acquisition activity, thus is not determinable at this time.

EXHIBIT 23.1

CONSENT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

FNBH Bancorp, Inc.
Howell, Michigan

        We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-46244) of FNBH Bancorp, Inc. of our report dated February 28, 2005, relating to the consolidated financial statements and our report dated April 15, 2005, relating to the effectiveness of FNBH Bancorp, Inc.'s internal control over financial reporting, which appear in this Form 10-K/A.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
April 29, 2005

EXHIBIT 23.2

Consent of Independent Registered Public Accounting Firm

KPMG LLP
Suite 1200
150 West Jefferson
Detroit, MI 48226-4429

The Board of Directors and Stockholders
FNBH Bancorp, Inc.

        We consent to the incorporation by reference in the registration statement (No. 333-46244) on Form S-8 of FNBH Bancorp, Inc. and subsidiaries of our report dated January 16, 2004, with respect to the consolidated balance sheet of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003, which report is included herein.

/s/ KPMG LLP

April 28, 2005

EXHIBIT 31.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

I, Herbert W. Bursch, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of FNBH Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 29, 2005

/s/ Herbert W. Bursch
_______________________________
Herbert W. Bursch
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

I, Janice B. Trouba, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of FNBH Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 29, 2005

/s/ Janice B. Trouba
_______________________________
Janice B. Trouba
Chief Financial Officer

EXHIBIT 32.1

CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Herbert W. Bursch, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The annual report on Form 10-K for the annual period ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this annual report on Form 10-K for the annual period ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: April 29, 2005	FNBH BANCORP, INC. By: /s/ Herbert W. Bursch —————————————— Herbert W. Bursch Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The annual report on Form 10-K for the annual period ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this annual report on Form 10-K for the annual period ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: April 29, 2005	FNBH BANCORP, INC. By: /s/ Janice B. Trouba —————————————— Janice B. Trouba Its: Chief Financial Officer

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