Form 10-Q
period 2005-03-31
FNBH BANCORP INC
filed 2005-05-10
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

_________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR
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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No___

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,182,227 shares of the Corporation’s Common Stock (no par value) were outstanding as of April 20, 2004.

INDEX

Page Number
Part I. Financial Information (unaudited):

Item 1.
Interim Financial Statements:
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	4
Consolidated Statements of Income, three months ended March 31, 2005 and 2004	5
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the three months ended March 31, 2005 and 2004	6
Consolidated Statements of Cash Flows for three months ended
March 31, 2005 and 2004	7

Notes to Interim Consolidated Financial Statements	8

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations	10

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.
Controls and Procedures	19

Part II. Other Information

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.
Exhibits	20

Signatures	21

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31 2005	December 31, 2004

Assets Cash and due from banks	$ 11,717,346	$ 12,157,948
Short term investments	9,614,580	5,680,395

Total cash and cash equivalents	21,331,926	17,838,343
Certificates of deposit	5,110,000	6,091,000
Investment securities held to maturity, net (fair value of $16,755,000
at March 31, 2005 and $16,706,000 at December 31, 2004)	16,287,600	16,009,337
Investment securities available for sale, at fair value	30,278,723	30,775,695
Mortgage-backed securities available for sale, at fair value	15,383,566	16,432,188
FHLBI and FRB stock, at cost	1,142,150	1,130,650

Total investment securities	63,092,039	64,347,870
Loans:
Commericial	293,366,307	286,940,773
Consumer	36,099,779	36,077,528
Real estate mortgage	34,633,819	34,358,613

Total loans	364,099,905	357,376,914
Less allowance for loan losses	(6,065,996)	(6,092,949)

Net loans	358,033,909	351,283,965
Premises and equipment, net	10,989,207	11,086,901
Land and facilities held for sale, net	95,680	95,680
Other real estate owned, held for sale	335,000	735,000
Accrued interest and other assets	6,016,930	5,431,302

Total assets	$ 465,004,691	$ 456,910,061

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$ 71,292,862	$ 71,785,184
NOW	43,354,086	49,206,656
Savings and money market	137,093,744	147,298,849
Time deposits	155,773,773	128,593,689
Brokered certificates of deposit	2,380,021	2,378,532

Total deposits	409,894,486	399,262,910
Other borrowings	4,785,094	8,066,836
Accrued interest, taxes, and other liabilities	3,937,857	3,864,267

Total liabilities	418,617,437	411,194,013
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,182,227 shares issued and outstanding at March 31, 2005 and 3,179,654 shares
issued and outstanding at December 31, 2004	6,075,848	6,009,181
Retained earnings	40,487,437	39,430,621
Deferred directors' compensation	476,265	455,481
Unearned long term incentive plan	(134,490)	(151,048)
Accumulated other comprehensive income, net	(517,806)	(28,187)

Total stockholders' equity	46,387,254	45,716,048

Total liabilities and stockholders' equity	$ 465,004,691	$ 456,910,061

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended March 31
	2005	2004

Interest and dividend income:
Interest and fees on loans	$6,016,857	$5,479,643
Interest and dividend on investment securities:
U.S. Treasury and agency securities	426,387	338,459
Obligations of states and political subdivisions	185,663	185,458
Corporate bonds	15,099	44,609
Other securities	11,577	13,049
Interest on short term investments	84,878	32,129
Interest on certificates of deposit	23,235	15,839

Total interest and dividend income	6,763,696	6,109,186

Interest expense:
Interest on deposits	1,370,798	1,337,214
Interest on other borrowings	105,861	94,122

Total interest expense	1,476,659	1,431,336

Net interest income	5,287,037	4,677,850
Provision for loan losses	366,000	495,000

Net interest income after provision for loan losses	4,921,037	4,182,850

Noninterest income:
Service charges and other fee income	834,248	787,216
Trust income	64,671	61,910
Gain on sale of loans	16,307	18,560
Other	55,598	310,862

Total noninterest income	970,824	1,178,548

Noninterest expense:
Salaries and employee benefits	1,968,809	1,850,564
Net occupancy expense	323,685	298,787
Equipment expense	204,446	219,331
Professional and service fees	342,433	349,884
Printing and supplies	99,021	81,298
Advertising	45,063	78,235
Other	512,358	401,989

Total noninterest expense	3,495,815	3,280,088

Income before federal income taxes	2,396,046	2,081,310
Federal income taxes	735,096	625,506

Net income	1,660,950	1,455,804

Per share statistics:
Basic EPS	$ 0.52	$ 0.46
Diluted EPS	$ 0.52	$ 0.46
Dividends	$ 0.19	$ 0.17
Basic average shares outstanding	3,193,886	3,169,210
Diluted average shares outstanding	3,194,899	3,169,210

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income(Loss)	Total

Balances at December 31, 2003	$ 5,725,898	$ 35,425,699	$ -	$(222,652)	$ 306,536	$41,235,481
Amortization of long term incentive plan				29,377		29,377
146 shares from long term incentive plan forfeited	(3,059)			3,059		-
Issued 428 shares for employee stock purchase plan	9,870					9,870
Issued 136 shares for current directors' fees	3,544					3,544
Issued 283 shares for deferred directors' fees	5,953					5,953
Comprehensive income:	-
Net income		1,455,804				1,455,804
Change in unrealized gain on debt securities					126,962	126,962

available for sale, net of tax effect
Total comprehensive income						1,582,766
Cash dividends ($.17 per share)	(538,764)	(538,764)

Balances at March 31, 2004	$ 5,742,206	$ 36,342,739	$ -	$(190,216)	$ 433,498	$42,328,227

Balances at December 31, 2004	$ 6,009,181	$ 39,430,621	$455,481	$(151,048)	$(28,187)	$45,716,048
Amortization of long term incentive plan				16,558		16,558
Issued 2,402 shares for employee stock purchase plan	61,515					61,515
Issued 171 shares for current directors' fees	5,152					5,152
Deferred compensation (690 stock units)			20,784			20,784
Comprehensive income:
Net income		1,660,950				1,660,950
Change in unrealized gain (loss) on debt securities					(489,619)	(489,619)

available for sale, net of tax effect
Total comprehensive income						1,171,331
Cash dividends ($.19 per share)		(604,134)				(604,134)

Balances at March 31, 2005	$ 6,075,848	$ 40,487,437	$476,265	$(134,490)	$(517,806)	$46,387,254

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2005	2004

Cash flows from operating activities:
Net income	$ 1,660,950	$ 1,455,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	366,000	495,000
Depreciation and amortization	245,705	254,114
Deferred income tax benefit	(4,620)	(46,554)
Net amortization on investment securities	6,125	10,875
Earned portion of long term incentive plan	16,558	29,377
Shares issued for current directors' compensation	5,152	3,544
Shares earned for deferred directors' compensation	20,784	5,953
Gain on sale of loans	(16,307)	(18,560)
Proceeds from sale of loans	1,307,749	1,424,139
Origination of loans held for sale	(1,024,520)	(727,713)
Gain on the sale of other real estate owned, held for sale	(48,931)	-
Proceeds from sale of other real estate owned, held for sale	448,931	40,000
Proceeds from sale of land and facilities held for sale	-	1,400,290
Increase in accrued interest income and other assets	(325,861)	(448,827)
Increase (decrease) in accrued interest, taxes, and other liabilities	88,590	(276,535)

Net cash provided by operating activities	2,746,305	3,600,907

Cash flows from investing activities:
Purchase of available for sale securities	(998,290)	(3,498,750)
Purchase of held to maturity securities	(564,998)	-
Purchases/Stock dividend FHLBI stock	(11,500)	(13,000)
Proceeds from maturities and calls of available for sale securities	1,000,000	2,500,000
Proceeds from mortgage-backed securities paydowns-available for sale	794,727	645,577
Proceeds from maturities and calls of held to maturity securities	285,000	-
Purchases of certificates of deposit	(1,279,000)	-
Maturity of certificates of deposit	2,260,000	-
Net (increase) decrease in loans	(7,397,865)	4,681,780
Capital expenditures	(148,011)	(192,439)

Net cash provided by (used in) investing activities	(6,059,937)	4,123,168

Cash flows from financing activities:
Net increase (decrease) in deposits	10,630,087	(2,039,267)
Increase (decrease) in brokered certificates of deposit	1,489	(2,374,921)
Payments on FHLBI note	(281,742)	(260,872)
Proceeds from issuance of short term debt	5,000,000	-
Repayment of short term debt	(8,000,000)	-
Dividends paid	(604,134)	(538,764)
Shares issued for employee stock purchase	61,515	9,870

Net cash provided by (used in) financing activities	6,807,215	(5,203,954)

Net decrease in cash and cash equivalents	3,493,583	2,520,121
Cash and cash equivalents at beginning of year	17,838,343	32,883,492

Cash and cash equivalents at end of period	$ 21,331,926	$ 35,403,613

Supplemental disclosures:
Interest paid	$ 1,464,319	$ 1,522,153
Federal income taxes paid	217,682	215,000
Loans transferred to other real estate	-	151,174
Loans transferred to land and facilities, held for sale	-	155,690
Loans charged off	452,965	258,898

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of March 31, 2005, and consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.

2.     The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2004 Annual Report contained in the Corporation’s report on Form 10-K filing as amended.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income generated during the respective periods.

5.     Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at March 31, 2005 and December 31, 2004 follows:

	March 31, 2005				December 31, 2004

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and political subdivisions
	$16,287,600	$ 487,907	$ (20,079)	$16,755,428	$16,009,337	$696,303	$ -	$16,705,640

Total held to maturity	16,287,600	487,907	(20,079)	16,755,428	16,009,337	696,303	-	16,705,640

Available for sale:
U.S Treasury and agency securities	29,972,539	33,482	(749,746)	29,256,275	29,975,734	61,903	(299,522)	29,738,115
Corporate bonds	1,000,953	21,495	-	1,022,448	1,001,104	36,476	-	1,037,580
Mortgage-backed securities	15,473,351	54,678	(144,463)	15,383,566	16,270,832	194,770	(33,414)	16,432,188

Total available for sale	46,446,843	109,655	(894,209)	45,662,289	47,247,670	293,149	(332,936)	47,207,883

Total securities	$62,734,443	$ 597,562	$ (914,288)	$62,417,717	$63,257,007	$989,452	$ (332,936)	$ 63,913,523

There were eight securities in a continuous loss position for 12 months or more at March 31, 2005, which consisted of an asset-backed security and seven agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at March 31, 2005. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at March 31, 2005, by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		March 31, 2005 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Available for sale:
U.S. Treasury and agency securities	$(426,068)	$19,043,336	$(323,678)	$8,179,053	$(749,746)	$27,222,389
Mortgage-backed securities	(134,490)	8,759,706	(9,973)	1,018,368	(144,463)	9,778,074

Total available for sale	$(560,558)	$27,803,042	$(333,651)	$9,197,421	$(894,209)	$37,000,463

As of December 31, 2004, there were three investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $1,961,000 at March 31, 2005, $1,434,000 at December 31, 2004, and $4,193,000 at March 31, 2004. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

7.     Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period, of which there were 1,013 shares as of March 31, 2005, calculated under the treasury stock method.

The following table presents basic and diluted net income per share:

	First Quarter
	2005	2004

Weighted average basic shares outstanding	3,193,886	3,169,210
Effect of dilutive restricted stock	1,013	-

Weighted average diluted shares outstanding	3,194,899	3,169,210

Net income	$1,660,950	$1,455,804
Basic net income per share	$ 0.52	$ 0.46
Diluted net income per share	$ 0.52	$ 0.46

8.     In the first quarter of 2005, the allowance for unfunded loan commitments was recorded in “Accrued interest, taxes, and other liabilities”. Previously, this portion of the allowance was included in the allowance for loan losses and shown as a contra-asset on the Consolidated Balance Sheets. Prior period amounts have been reclassified. The allowance for losses on unfunded loan commitments is determined in a similar manner to the allowance for loan losses.

In September 2004, the Corporation reclassified deferred directors’ compensation (See Note 17 of the Consolidated Financial Statements in the 2004 Annual Report) from a liability to equity. Prior periods were not reclassified as the impact of this change was determined not to be significant.

Item 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Interim Financial Statements

This report includes certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, acquisitions and integration of acquired businesses.

The Corporation, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2005 and 2004, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	First Quarter
	2005	2004

Earnings (in thousands except per share data)
Net Income	$ 1,661	$ 1,456
Basic and diluted net income per share	$ 0.52	$ 0.46

Net income for the three months ended March 31, 2005 increased approximately $205,000 (14.1%) compared to the same period last year. In the first quarter of the current year, net interest income increased $609,000 (13.0%) and the provision for loan losses decreased $129,000 (26.1%). Partially offsetting these favorable occurrences was a decrease in noninterest income of $208,000 (17.6%), increased noninterest expenses of $216,000 (6.6%) and increased federal income taxes of $110,000 (17.5%).

	First Quarter
	2005	2004

Net Interest Income (in thousands) Interest Income	$6,764	$6,109
Interest Expense	1,477	1,431

Net Interest Income	$5,287	$4,678

The following table illustrates some of the significant factors contributing to the increase in net interest income (fully tax equivalent basis) for the period.

INTEREST YIELDS AND COSTS (in thousands)
March 31, 2005 and 2004

	----------First Quarter Averages----------
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Short term investments and certificates of deposit	$18,461	$106.9	2.32%	$15,174	$47.8	1.26%
Securities: Taxable	48,053	453.1	3.77%	39,565	396.1	4.00%
Tax-exempt (1)	16,164	268.7	6.65%	15,051	267.5	7.11%
Loans (2)(3)	358,058	6,051.8	6.77%	346,251	5,512.8	6.37%

Total earnings assets/total interest income	440,736	6,880.5	6.25%	416,041	6,224.2	5.99%

Cash and due from banks	11,189			12,118
All other assets	17,620			19,007
Allowance for loan loss	(6,419)			(6,055)

Total Assets	$463,126			$441,111

Liabilities and Stockholders' Equity:
Interest bearing deposits:
Savings & NOW accounts	$ 193,630	324.4	0.68%	$184,349	299.9	0.65%
Time	142,734	1,046.4	2.97%	141,582	1,037.3	2.95%
Short term borrowings	2,824	13.2	1.87%	9	-	1.20%
FHLBI advances	4,879	92.7	7.59%	5,121	94.1	7.27%

Total interest bearing liabilities/total interest expense	344,067	1,476.7	1.74%	331,061	1,431.3	1.74%

Non-interest bearing deposits	69,446			64,244
All other liabilities	3,347			3,872
Stockholders' Equity	46,266			41,934

Total Liabilities and Shareholders' Equity	$ 463,126			$441,111

Interest spread			4.51%			4.25%
Net interest income-FTE		$5,403.8			$4,792.9

Net interest margin			4.90%			4.61%

(1)     Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)     For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)     Interest on loans includes origination fees totaling $128,000 in 2005 and $167,000 in 2004.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income increased approximately $656,000 (10.5%) in the first quarter of 2005 compared to the first quarter of 2004. The increase was the result of higher average earning assets of $24,695,000 (5.9%) and an increase in the yield on earning assets of 26 basis points. The increase in yield is primarily the result of increases in the prime interest rate.

The quarterly average balance of short term investments and securities was $12,888,000 (18.5%) higher in the first quarter of 2005 as compared with the same period in 2004. Partially offsetting the increase in average balances was a decrease in the yield on these investments of 7 basis points due to higher balances in taxable and tax-exempt securities purchased in the lower rate environment of 2003 and the first half of 2004. Loans, which earn a higher yield than investments, had an increase in average balances of $11,807,000 (3.4%) in the first quarter of 2005 compared to the same period last year as well as a 40 basis point increase in yield. While yields on loans have improved from the prior year, increased competition in loan pricing is preventing the Bank from realizing the full impact of the prime rate increases. Competition is expected to continue to impact loan pricing throughout 2005.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the first quarter of 2005 increased $34,000 (2.5%) from the first quarter 2004. This was the result of higher average balances of $10,433,000 (3.2%) in 2005 compared to 2004. The average interest rate paid on deposits remained virtually the same in first quarter of 2005 as compared to the first quarter of 2004; however recent rate increases on deposit products are expected to impact the yield paid on deposits for at least the remainder of 2005.

Included in the average balance for short term borrowings during 2005 were federal funds purchased. Due to the increased loan demand in the first quarter of 2005 it has been necessary at times to borrow federal funds or other short term borrowings. Federal Home Loan Bank of Indianapolis (FHLBI) advances include two loans entered into in 2000 from the FHLBI. One borrowing originally for $3,000,000 was initiated to match the maturity of a fixed rate loan made to a local township which matured in April 2005. The other borrowing was intended to help with the Bank’s rate sensitivity. FHLB borrowings are available to fund future loan growth if needed.

Liquidity

Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets, and when brokered CDs and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of March 31, 2005, the Bank had Large Certificates totaling approximately $74,000,000 compared to $54,000,000 at December 31, 2004. At March 31, 2005, the Bank had $2,400,000 in brokered certificates which were issued through a dealer in September 2003 to help fund loan growth. The certificates mature in September 2005.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $44,000,000 available at the FHLBI. As of March 31, 2005 approximately $4,800,000 of the line had been used for long term advances, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of March 31, 2005
(dollars in thousands)

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$192,645	$ 37,326	$ 75,395	$ 52,668	$358,034
Securities	2,694	6,036	30,914	23,448	63,092
Brokered CDs	1,963	2,852	197	98	5,110
Short term investments	9,615	-	-	-	9,615

Total rate sensitive assets	$206,917	$ 46,214	$106,506	$ 76,214	435,851
Liabilities:
Savings & NOW	$ 84,657	$ -	$ -	$ 95,791	$180,448
Time	30,643	56,838	57,065	13,608	158,154
Other borrowings	3,000	304	684	797	4,785

Total rate sensitive liabilities	$118,300	$ 57,142	$ 57,749	$ 110,196	$343,387
Rate sensitivity gap and ratios:
Gap for period	$ 88,617	$(10,928)	$ 48,757	$(33,982)
Cumulative gap	88,617	77,689	126,446	92,464
Cumulative rate sensitive ratio	1.75	1.44	1.54	1.27

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of March 31, 2005. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses
(in thousands)

	First Quarter
	2005	2004
Total	$366	$495

The Corporation recorded a loan loss provision of $366,000 in the first quarter of 2005 compared to a provision of $495,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at March 31, 2005 are up slightly, $527,000 from December 31, 2004, and have decreased $2,232,000 from the balance at March 31, 2004. Net charge offs for the first quarter of 2005 were $408,000 compared to $194,000 in the same period in 2004. Charge offs increased partially, due to the charge off of a commercial loan secured by equipment for which the Bank has not yet taken possession; the equipment is in the process of sale by the owner and the Bank anticipates some recovery on this charge off. The allowance for loan losses as a percent of loans was 1.67%, compared to 1.70% at December 31, 2004 and 1.69% at March 31, 2004. Non-accrual, past due 90 days, and renegotiated loans were .54% of total loans at March 31, 2005, compared to .40% at December 31, 2004 and 1.23% at March 31, 2004.

Subsequent to March 31, 2005, there has been an adverse change a customer’s business operations. The adverse change in their business condition, combined with deterioration in our collateral has caused the Bank to anticipate a charge to the loan loss provision of approximately $200,000 to $400,000 related to this relationship in the second quarter of 2005.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $5,900,000 at March 31, 2005, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $4,700,000 of commercial loans separately identified as impaired. Impaired loans totaled $5,900,000 at December 31, 2004 and $9,100,000 at March 31, 2004. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $1,630,000 at March 31, 2005, $1,740,000 at December 31, 2004, and $1,900,000 at March 31, 2004.

In the first quarter of 2005, the allowance for unfunded loan commitments was recorded in “Accrued interest, taxes and other liabilities”. Previously, this portion of the allowance was included in the allowance for loan losses and shown as a contra-asset on the Consolidated Balance Sheets. Prior period amounts have been reclassified. The allowance for losses on unfunded loan commitments is determined in a similar manner to the allowance for loan losses.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets at March 31, 2005 compared to December 31, 2004.

Nonperforming Assets
(in thousands)

	March 31, 2005	December 31, 2004

Nonaccrual loans	$1,799	$1,146
90 days or more past due and still accruing	162	288

Total nonperforming loans	$1,961	$1,434
Other real estate	335	735

Total nonperforming assets	$2,296	$2,169

Nonperforming loans as a percent of total loans	0.54%	0.40%
Allowance for loan losses as a percent of nonperforming loans	309%	425%
Nonperforming assets as a percent of total loans and other real estate owned	0.63%	0.61%

The following table summarizes the changes in the allowance for loan losses for the first three months of 2005 and 2004.

	2005		2004
(dollars in thousands)	Loans	Unfunded Commitments	Loans	Unfunded Commitments

Allowance for loan losses:
Balance at beginning of year as restated	$6,093	$ 307	$5,434	$ 524
Loans charged off:
Real estate	-	-	-	-
Commerical	326	-	127	-
Consumer	127	-	132	-

Total charge-offs	453	-	259	-
Recoveries to loans previously charged off:
Real estate	-	-	-	-
Commerical	3	-	19	-
Consumer	42	-	46	-

Total recoveries	45	-	65	-

Net loans charged off	408	-	194	-
Additions to allowance charged to operations	381	(15)	526	(31)

Balance at end of quarter	$6,066	$ 292	$5,766	$ 493
Ratios:
Net loans charged off (annualized) to average loans outstanding	0.46%		0.22%
Allowance for loan losses to loans outstanding	1.67%		1.69%

	First Quarter
	2005	2004
Noninterest Income (in thousands) Total	$971	$1,179

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income decreased by $208,000 (17.6%) during the first quarter of 2005 from the comparable quarter in 2004. Service charges and other fee income increased $47,000 (5.6%) during the first quarter of 2005 from the first quarter of 2004 due to an increase in commercial loan fees. Trust income improved slightly, $2,800 (4.5%) in the first quarter 2005 compared to the same period last year due to higher assets under management. Gain on the sale of loans decreased $2,300 (12.1%) despite higher loan sales due to lower margins on mortgage loans originated for sale. During the first quarter of 2005, $1,254,000 of loans were sold compared to $914,000 in the same quarter of 2004. Other income decreased $255,000 (82.1%) during the first quarter of 2005 primarily due to the recognition in 2004 of a $299,000 nonrecurring gain on the sale partially of property held for sale partially offset by higher gains on other real estate owned in 2005.

	First Quarter
	2005	2004

Noninterest Expense (in thousands) Total	$3,496	$3,280

Noninterest expense increased $216,000 (6.6%) in the first quarter of 2005 compared to the same period in 2004. Salaries and benefits increased $118,000 (6.4%) in the first quarter of 2005 compared to the first quarter of 2004 due to increased benefit costs, overtime expense and annual salary increases during the first quarter of 2005 related to year end projects. Occupancy cost increased $25,000 (8.3%) in 2005 due to the costs associated with higher real estate taxes and maintenance expenses. Equipment expenses decreased $15,000 (6.8%) due to lower depreciation expense in 2005. Professional and service fees are $7,000 (2.1%) lower in 2005 than in 2004 due to the timing of projects undertaken. Printing and supplies costs increased $18,000 (21.8%) due to higher costs associated with new products and the related brochures. Advertising costs decreased $33,000 (42.4%) due to the hiring of a Marketing and Sales position which reduced external agency services fees. Other expenses increased $110,000 (27.5%) due to higher computer service fees and other real estate owned expenses.

	First Quarter
	2005	2004
Income Tax Expense (in thousands) Total	$735	$626

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

	March 31, 2005	December 31, 2004
Capital (in thousands) Stockholders' Equity	$ 46,387	$ 45,716
Ratio of Equity to Total Assets	9.98%	10.00%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at March 31, 2005 was 11.61% and total risk-based capital was 12.86%. At March 31, 2004, these ratios were 11.40% and 12.65%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.56% at March 31, 2005, and 9.40% in 2004. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies

The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2004.

Contractual Obligations

As of March 31, 2005, December 31, 2004, and March 31, 2004, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,200,000, $3,200,000 and $2,300,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2005, December 31, 2004 and March 31, 2004, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement originally effective July 1, 2005, now delayed until January 1, 2006, is required to be adopted using a “modified prospective” method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. This Statement focuses on the accounting for transactions that involve employee services compensated for in share-based payments and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

The Corporation currently has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan. Consequently, the Statement will have no impact on the Corporation’s results of operations or financial condition until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP). The Statement allows for ESPP shares to be issued at ninety-five percent of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s plan allows for the purchase of shares at ninety-five percent of fair market value as of the grant date, thus no compensation expense will be recognized upon the effectiveness of SFAS 123(R). The Corporation does not expect the implementation of this Statement to have an impact on its results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2004 other than previously discussed.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13 – 15(e) and 15d – 15(e)) for the period ended March 31, 2005, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others in connection with the Corporation’s filing of its first quarter report on Form 10-Q for the period ended March 31, 2005.

(b)	Changes in Internal Control Over Financial Reporting.
During the fiscal quarter covered by this Report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        All securities sold by the Corporation were registered under the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Herbert W. Bursch Herbert W. Bursch President and Chief Executive Officer /s/ Janice B. Trouba Janice B. Trouba Chief Financial Officer

DATE: May 9, 2005

EXHIBIT 31.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

I, Herbert W. Bursch, certify that:

1.	I have reviewed this report on Form 10-Q of FNBH Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions:

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005

/s/Herbert W. Bursch
Herbert W. Bursch
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

I, Janice B. Trouba, certify that:

1.	I have reviewed this report on Form 10-Q of FNBH Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent functions:

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005

/s/ Janice B. Trouba
Janice B. Trouba
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Herbert W. Bursch, Chief Executive Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: May 9, 2005	FNBH BANCORP, INC. By:/s/ Herbert W. Bursch Herbert W. Bursch Its: Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
FNBH BANCORP, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Janice B. Trouba, Chief Financial Officer of FNBH Bancorp, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, fairly presents, in all material respects, the financial condition and results of operations of FNBH Bancorp, Inc.

Date: May 9, 2005	FNBH BANCORP, INC. By: /s/ Janice B. Trouba Janice B. Trouba Its: Chief Financial Officer

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