Form 10-Q
period 2005-06-30
FNBH BANCORP INC
filed 2005-08-09
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

_________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,186,141 shares of the Corporation’s Common Stock (no par value) were outstanding as of July 31, 2005.

INDEX

Part I. Financial Information (unaudited):	Page Number

Item 1
Interim Financial Statements:
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	4
Consolidated Statements of Income, three months ended June 30, 2005 and 2004
and six months ended June 30, 2005 and 2004	5
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the three months ended June 30, 2005 and 2004	6
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the six months ended June 30, 2005 and 2004	7
Consolidated Statements of Cash Flows for six months ended
June 30, 2005 and 2004	8

Notes to Interim Consolidated Financial Statements	9

Item 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations	11

Item 3
Quantitative and Qualitative Disclosures about Market Risk	23

Item 4
Controls and Procedures	23

Part II. Other Information

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4
Submission of Matters to a Vote of Security Holders	24

Item 6
Exhibits	24

Signatures	25

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited) Assets	June 30 2005	December 31 2004

Cash and due from banks	$ 11,963,065	$ 12,157,948
Short term investments	9,573,157	5,680,395

Total cash and cash equivalents	21,536,222	17,838,343
Certificates of deposit	7,069,000	6,091,000
Investment securities held to maturity, net (fair value of $16,714,000
at June 30, 2005 and $16,706,000 at December 31, 2004)	16,165,287	16,009,337
Investment securities available for sale, at fair value	31,889,631	30,775,695
Mortgage-backed securities available for sale, at fair value	14,635,310	16,432,188
FHLBI and FRB stock, at cost	1,153,550	1,130,650

Total investment securities	63,843,778	64,347,870
Loans:
Commercial	301,214,041	286,940,773
Consumer	36,431,059	36,077,528
Real estate mortgage	33,167,197	34,358,613

Total Loans	370,812,297	357,376,914
Less allowance for loan losses	(7,113,497)	(6,092,949)

Net loans	363,698,800	351,283,965
Premises and equipment, net	10,774,881	11,086,901
Land and facilities held for sale, net	-	95,680
Other real estate owned, held for sale	631,770	735,000
Accrued interest and other assets	5,637,843	5,431,302

Total assets	$ 473,192,294	$ 456,910,061

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$ 81,228,183	$ 71,785,184
NOW	41,623,560	49,206,656
Savings and money markets	125,714,453	147,298,849
Time deposits	163,965,710	128,593,689
Brokered certificates of deposit	2,381,511	2,378,532

Total deposits	414,913,417	399,262,910
Other borrowings	7,785,094	8,066,836
Accrued interest, taxes, and other liabilities	3,083,019	3,864,267

Total liabilities	425,781,530	411,194,013
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,186,141 shares issued and outstanding at June 30, 2005 and 3,179,654 shares
issued and outstanding at December 31, 2004	6,193,109	6,009,181
Retained earnings	41,040,854	39,430,621
Deferred directors' compensation	531,748	455,481
Unearned long term incentive plan	(191,716)	(151,048)
Accumulated other comprehensive loss, net	(163,231)	(28,187)

Total stockholders' equity	47,410,764	45,716,048

Total liabilities and stockholders' equity	$ 473,192,294	$ 456,910,061

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

	Three months ended June 30		Six months ended June 30
Consolidated Statements of Income (Unaudited)	2005	2004	2005	2004

Interest and dividend income:
Interest and fees on loans	$6,492,546	$5,331,516	$12,509,403	$10,811,159
Interest and dividends on investment securities:
U.S. Treasury and agency securities	426,642	364,167	853,029	702,626
Obligations of states and political subdivisions	184,982	175,656	370,645	361,114
Corporate bonds	14,941	32,780	30,040	77,389
Other securities	12,801	13,075	24,378	26,124
Interest on short term investments	25,013	54,060	109,891	86,189
Interest on certificates of deposit	54,235	13,282	77,470	29,121

Total interest and dividend income	7,211,160	5,984,536	13,974,856	12,093,722

Interest expense:
Interest on deposits	1,602,686	1,265,475	2,973,484	2,602,689
Interest on other borrowings	82,393	93,475	188,254	187,597

Total interest expense	1,685,079	1,358,950	3,161,738	2,790,286

Net interest income	5,526,081	4,625,586	10,813,118	9,303,436
Provision for loan losses	1,178,000	200,000	1,544,000	695,000

Net interest income after provision for loan losses	4,348,081	4,425,586	9,269,118	8,608,436

Noninterest income:
Service charges and other fee income	817,372	883,835	1,651,620	1,671,051
Trust income	64,946	64,638	129,617	126,548
Gain on sale of loans	23,364	21,135	39,671	39,695
Other	-	35,260	55,598	346,122

Total noninterest income	905,682	1,004,868	1,876,506	2,183,416

Noninterest expense:
Salaries and employee benefits	1,844,871	1,943,304	3,813,680	3,793,868
Net occupancy expense	279,373	259,035	603,058	557,822
Equipment expense	219,779	222,323	424,225	441,654
Professional and service fees	472,531	401,830	814,964	751,714
Printing and supplies	129,455	79,006	228,476	160,304
Advertising	46,047	76,913	91,110	155,148
Other	636,137	584,723	1,148,495	986,712

Total noninterest expense	3,628,193	3,567,134	7,124,008	6,847,222

Income before federal income taxes	1,625,570	1,863,320	4,021,616	3,944,630

Federal income taxes	466,900	548,050	1,201,996	1,173,556

Net income	$1,158,670	$1,315,270	$ 2,819,620	$ 2,771,074

Per share statistics:
Basic EPS	$ 0.36	$ 0.41	$ 0.88	$ 0.87
Diluted EPS	$ 0.36	$ 0.41	$ 0.88	$ 0.87
Dividends	$ 0.19	$ 0.17	$ 0.38	$ 0.34
Basic average shares outstanding	3,199,370	3,173,596	3,196,643	3,171,403
Diluted average shares outstanding	3,200,184	3,173,596	3,197,492	3,171,403

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended June 30, 2005 and 2004 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2004	$5,742,206	$ 36,342,739	$ -	$(190,216)	$ 433,498	$ 42,328,227
Amortization of long term incentive plan				122,035		122,035
Issued 4,261 shares for long term incentive plan	115,985			(115,985)		-
Issued 2,148 shares for employee stock purchase plan	52,583					52,583
Issued 363 shares for current directors' fees	10,162					10,162
Issued 1,179 shares for variable directors' fees	32,092					32,092
Comprehensive income:						-
Net income		1,315,270				1,315,270
Change in unrealized gain on investment
securities available for sale, net of tax effect					(721,172)	(721,172)

Total comprehensive income						594,098
Cash dividends ($.17 per share)		(539,793)				(539,793)

Balances at June 30, 2004	$5,953,028	$ 37,118,216	$ -	$(184,166)	$(287,674)	$ 42,599,404

Balances at March 31, 2005	$6,075,848	$ 40,487,437	$476,265	$(134,490)	$(517,806)	$ 46,387,254
Amortization of long term incentive plan				13,013		13,013
Issued 2,325 shares for long term incentive plan	70,239			(70,239)		-
Issued 407 shares for employee stock purchase plan	11,437					11,437
Issued 196 shares for current directors' fees	5,798					5,798
Issued 986 shares for variable directors' fees	29,787					29,787
Issued 1,852 share units for deferred directors' fees		55,483			55,483
Comprehensive income:
Net income		1,158,670				1,158,670
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect		354,575	354,575

Total comprehensive income						1,513,245
Cash dividends ($.19 per share)		(605,253)				(605,253)

Balances at June 30, 2005	$6,193,109	$ 41,040,854	$531,748	$(191,716)	$(163,231)	$ 47,410,764

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2003	$ 5,725,898	$ 35,425,699	$ -	$(222,652)	$ 306,536	$ 41,235,481
Amortization of long term incentive plan				151,412		151,412
Issued 4,261 shares for long term incentive plan	115,985			(115,985)		-
Issued 2,576 shares for employee stock purchase plan	62,453					62,453
Issued 499 shares for current directors' fees	13,706					13,706
Issued 283 shares for deferred directors' fees	5,953					5,953
Issued 1,179 shares for directors' variable fees	32,092					32,092
Retired 146 shares from long term incentive plan	(3,059)			3,059		-
Comprehensive income:						-
Net income		2,771,074				2,771,074
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect					(594,210)	(594,210)

Total comprehensive income						2,176,864
Cash dividends ($.34 per share)		(1,078,557)				(1,078,557)

Balances at June 30, 2004	$ 5,953,028	$ 37,118,216	$ -	$(184,166)	$(287,674)	$ 42,599,404

Balances at December 31, 2004	$ 6,009,181	$ 39,430,621	$455,481	$(151,048)	$(28,187)	$ 45,716,048
Amortization of long term incentive plan				29,571		29,571
Issued 2,325 shares for long term incentive plan	70,239			(70,239)		-
Issued 2,809 shares for employee stock purchase plan	72,952					72,952
Issued 367 shares for current directors' fees	10,950					10,950
Issued 2,542 share units for deferred directors' fees			76,267			76,267
Issued 986 shares for directors' variable fees	29,787					29,787
Comprehensive income:
Net income		2,819,620				2,819,620
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect					(135,044)	(135,044)

Total comprehensive income						2,684,576
Cash dividends ($.38 per share)		(1,209,387)				(1,209,387)

Balances at June 30, 2005	$ 6,193,109	$ 41,040,854	$531,748	$(191,716)	$(163,231)	$ 47,410,764

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2005	2004

Cash flows from operating activities: Net income	$ 2,819,620	$ 2,771,074
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,544,000	695,000
Depreciation and amortization	497,262	512,566
Deferred income tax benefit	(4,620)	(46,554)
Net amortization on investment securities	11,487	13,233
Earned portion of long term incentive plan	29,571	151,412
Shares issued for current and variable directors' compensation	40,737	45,798
Shares earned for deferred directors' compensation	76,267	5,953
Gain on sale of loans	(39,671)	(39,695)
Proceeds from sale of loans	2,885,247	6,948,185
Origination of loans held for sale	(2,859,924)	(6,224,000)
Gain on the sale of other real estate owned, held for sale	(48,931)	(32,119)
Proceeds from sale of other real estate owned, held for sale	448,931	483,115
Loss on sale of land and facilities held for sale	2,595	-
Proceeds from sale of land and facilities held for sale	93,085	1,400,290
Increase in accrued interest income and other assets	(129,432)	(1,020,318)
Decrease in accrued interest, taxes, and other liabilities	(779,248)	(749,920)

Net cash provided by operating activities	4,586,976	4,914,020

Cash flows from investing activities:
Purchase of available for sale securities	(2,235,190)	(17,583,028)
Purchase of held to maturity securities	(564,998)	(3,185,572)
Purchases/Stock dividend FHLBI stock	(22,900)	(24,700)
Proceeds from maturities and calls of available for sale securities	1,000,000	5,500,000
Proceeds from paydowns of mortgage-backed securities available for sale	1,703,160	1,629,032
Proceeds from maturities and calls of held to maturity securities	405,000	2,345,125
Purchases of certificates of deposit	(5,201,000)	-
Maturity of certificates of deposit	4,223,000	485,000
Net (increase) decrease in loans	(14,243,257)	12,758,280
Capital expenditures	(185,242)	(249,548)

Net cash provided by (used in) investing activities	(15,121,427)	1,674,589

Cash flows from financing activities:
Net increase in deposits	15,647,528	1,575,159
Increase (decrease) in brokered certificates of deposit	2,979	(2,372,668)
Payments on FHLBI note	(3,281,742)	(260,872)
Proceeds from issuance of short term debt	11,000,000	-
Repayment of short term debt	(8,000,000)	-
Dividends paid	(1,209,387)	(1,078,557)
Shares issued for employee stock purchase	72,952	62,453

Net cash provided by (used in) financing activities	14,232,330	(2,074,485)

Net increase in cash and cash equivalents	3,697,879	4,514,124
Cash and cash equivalents at beginning of year	17,838,343	32,883,492

Cash and cash equivalents at end of period	$ 21,536,222	$ 37,397,616

Supplemental disclosures:
Interest paid	$ 3,075,389	$ 2,002,622
Federal income taxes paid	1,691,682	1,262,000
Loans transferred to other real estate	296,770	1,032,678
Loans transferred to land and facilities, held for sale	-	155,690
Loans charged off	604,546	582,713

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of June 30, 2005, and consolidated results of operations and cash flows for the six months ended June 30, 2005 and 2004.

2.     The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

5.     Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at June 30, 2005 and December 31, 2004 follows:

	June 30, 2005				December 31, 2004

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value
Held to maturity:
Obligations of state and
political subdivisions	$16,165,287	$551,690	$ (2,618)	$16,714,359	$16,009,337	$696,303	$ -	$16,705,640

Total held to maturity	16,165,287	551,690	(2,618)	16,714,359	16,009,337	696,303	-	16,705,640
Available for sale:
U.S. Treasury and agency securities	31,208,515	33,903	(370,679)	30,871,739	29,975,734	61,903	(299,522)	29,738,115
Corporate bonds	1,000,644	17,248	-	1,017,892	1,001,104	36,476	-	1,037,580
Mortgage-backed securities	14,563,103	127,023	(54,816)	14,635,310	16,270,832	194,770	(33,414)	16,432,188

Total available for sale	46,772,262	178,174	(425,495)	46,524,941	47,247,670	293,149	(332,936)	47,207,883

Total securities	$62,937,549	$729,864	$(428,113)	$63,239,300	$63,257,007	$989,452	$(332,936)	$63,913,523

There were twelve securities in a continuous loss position for 12 months or more at June 30, 2005, which consisted of three mortgage-backed securities and nine agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at June 30, 2005. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at June 30, 2005, by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		June 30, 2005 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Available for sale:
U.S. Treasury and agency securities	$(162,087)	$18,544,693	$(208,592)	$10,292,858	$(370,679)	$28,837,551
Mortgage-backed securities	(31,357)	4,301,049	(23,459)	2,428,153	(54,816)	6,729,202

Total available for sale	$(193,444)	$22,845,742	$(232,051)	$12,721,011	$(425,495)	$35,566,753

As of December 31, 2004, there were three investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $4,723,000 at June 30, 2005, $1,961,000 at March 31, 2005, $1,434,000 at December 31, 2004, and $2,216,000 at June 30, 2004. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

7.     Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period calculated under the treasury stock method.

The following table presents basic and diluted net income per share:

	Second Quarter		Year-to-Date
	2005	2004	2005	2004

Weighted average basic shares outstanding	3,199,370	3,173,596	3,196,643	3,171,403
Effect of dilutive restricted stock	814	-	849	-

Weighted average diluted shares outstanding	3,200,184	3,173,596	3,197,492	3,171,403

Net income	$1,158,670	$1,315,270	$2,819,620	$2,771,074

Basic net income per share	$ 0.36	$ 0.41	$ 0.88	$ 0.87
Diluted net income per share	$ 0.36	$ 0.41	$ 0.88	$ 0.87

8.     Beginning in the first quarter of 2005, the allowance for unfunded loan commitments was recorded in “Accrued interest, taxes, and other liabilities”. Previously, this portion of the allowance was included in the allowance for loan losses and shown as a contra-asset on the Consolidated Balance Sheets. Prior period amounts have been reclassified. The allowance for losses on unfunded loan commitments is determined in a similar manner to the allowance for loan losses.

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

The Corporation, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Corporation’s results of operations for the three and six months ended June 30, 2005 and 2004, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	Second Quarter		Year-to-Date
Earnings (in thousands except per share data)	2005	2004	2005	2004
Net Income	$ 1,159	$ 1,315	$ 2,820	$ 2,771
Basic and diluted net income per share	$ 0.36	$ 0.41	$ 0.88	$ 0.87

Net income for the three months ended June 30, 2005 as compared to the same period in the prior year was positively affected by commercial loan growth and a higher net interest margin. This was offset by a higher provision for loan losses in 2005.

Net income for the three months ended June 30, 2005, decreased approximately $156,000 (11.9%) compared to the same period last year. In the second quarter of the current year, net interest income increased $900,000 (19.5%) offset by an increase in the provision for loan loss of $978,000 (489.0%), noninterest income decreased by $99,000 (9.9%), noninterest expense increased by $61,000 (1.7%) and federal income taxes decreased by $81,000 (14.8%).

Net income for the six months ended June 30, 2005 increased approximately $49,000 (1.8%) compared to the same period last year. Net interest income increased $1,510,000 (16.2%) offset by an increase in the provision for loan loss of $849,000 (122.2%), a decrease in noninterest income of $307,000 (14.1%), an increase in noninterest expense of $277,000 (4.0%) and an increase in federal income taxes of $28,000 (2.4%).

	Second Quarter		Year-to-Date
Net Interest Income (in thousands)	2005	2004	2005	2004

Interest Income	$7,211	$5,985	$13,975	$12,093
Interest Expense	1,685	1,359	3,162	2,790

Net Interest Income	$5,526	$4,626	$10,813	$ 9,303

The following table illustrates some of the significant factors contributing to the increase in net interest income (fully tax equivalent basis) for the period.

INTEREST YIELDS AND COSTS (in thousands) June 30, 2005 and 2004

	----------Second Quarter Averages----------
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Short term investments and certificates of deposit	$ 10,998	$ 77.5	2.79%	$ 23,894	$ 67.2	1.11%
Securities: Taxable	48,280	454.4	3.76%	41,771	410.0	3.93%
Tax-exempt (1)	16,208	266.5	6.58%	14,188	255.0	7.19%
Loans (2)(3)	367,697	6,527.8	7.04%	337,100	5,365.4	6.32%

Total earnings assets/total interest income	443,183	7,326.2	6.56%	416,953	6,097.6	5.81%

Cash and due from banks	10,994			13,143
All other assets	16,781			17,988
Allowance for loan loss	(6,203)			(5,797)

Total Assets	$ 464,755			$ 442,287

Liabilities and Stockholders' Equity:
Interest bearing deposits:
MMDA, Savings & NOW accounts	$ 174,889	333.0	0.76%	$ 180,087	279.8	0.62%
Time	158,827	1,269.7	3.21%	140,600	985.7	2.82%
Short term borrowings	4,710	38.7	3.25%	-	-	-
FHLBI advances	2,346	43.6	7.36%	5,067	93.5	7.30%

Total interest bearing liabilities/total interest expense	340,772	1,685.0	1.98%	325,754	1,359.0	1.68%

Non-interest bearing deposits	73,309			70,025
All other liabilities	3,349			3,807
Stockholders' Equity	47,325			42,701

Total Liabilities and Stockholders' Equity	$ 464,755			$ 442,287

Interest spread			4.58%			4.13%

Net interest income-FTE		$ 5,641.2			$ 4,738.6

Net interest margin			5.04%			4.50%

(1)     Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)     For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)     Interest on loans includes origination fees totaling $152,000 in 2005 and $177,000 in 2004.

YTD INTEREST YIELDS AND COSTS (in thousands)
June 30, 2005 and 2004

	----------Year-to-Date Averages----------
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Short term investments and certificates of deposit	$ 14,709	$ 184.4	2.51%	$ 19,534	$ 114.9	1.16%
Securities: Taxable	48,174	907.4	3.77%	40,668	806.1	3.96%
Tax-exempt (1)	16,186	535.2	6.61%	14,619	522.6	7.15%
Loans (2)(3)	362,904	12,579.7	6.91%	341,675	10,878.2	6.32%

Total earnings assets/total interest income	441,973	14,206.7	6.41%	416,496	12,321.8	5.87%

Cash and due from banks	11,091			12,571
All other assets	17,159			18,475
Allowance for loan loss	(6,310)			(5,925)

Total Assets	$ 463,913			$ 441,617

Liabilities and Stockholders' Equity:
Interest bearing deposits:
MMDA, Savings & NOW accounts	$ 184,208	657.4	0.72%	$182,218	579.6	0.64%
Time	150,825	2,316.1	3.10%	141,091	2,023.1	2.88%
Short term borrowings	3,772	51.9	2.74%	4	-	1.20%
FHLBI advances	3,605	136.3	7.52%	5,094	187.6	7.28%

Total interest bearing liabilities/total interest expense	342,410	3,161.7	1.86%	328,407	2,790.3	1.71%

Non-interest bearing deposits	71,388			67,137
All other liabilities	3,345			3,767
Stockholders' Equity	46,770			42,306

Total Liabilities and Stockholders' Equity	$ 463,913			$ 441,617

Interest spread			4.55%			4	4.16%

Net interest income-FTE		$ 11,045.0			$ 9,531.5

Net interest margin			4.97%			4.53%

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3) Interest on loans includes origination fees totaling $280,000 in 2005 and $344,000 in 2004.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income increased approximately $1,229,000 (20.1%) in the second quarter of 2005 compared to the second quarter of 2004. The increase was the result of higher average earning assets of $26,230,000 (6.3%) and an increase in the yield on earning assets of 75 basis points. The increase in yield is primarily the result of increases in the prime interest rate.

The quarterly average balance of short term investments and securities was $4,367,000 (5.5%) lower in the second quarter of 2005 as compared with the same period in 2004. There was an increase in the yield on these investments of 56 basis points in the second quarter of 2005 compared to 2004 due to higher rates on short term investments which is the result of increases in short-term interest rates. Loans, which earn a higher yield than investments, had an increase in average balances of $30,597,000 (9.1%) in the second quarter of 2005 compared to the same period last year and an increase in yield of 72 basis points. While yields on loans have improved from the prior year, increased competition in loan pricing is preventing the Bank from realizing the full impact of the prime rate increases. Competitive pricing for loans will continue throughout 2005.

For the first half of the year, tax equivalent interest income increased $1,885,000 (15.3%). Loan interest income increased $1,702,000 (15.6%) due to average balances increasing $21,229,000 (6.2%) and the average yield increased 59 basis points. The increase in loan growth occurred in commercial loans. Average commercial loans increased $21,456,000 (7.9%). Short term investments and securities positively affected interest income by $183,000 (12.7%), the result of higher average balances of $4,248,000 (5.7%).

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the second quarter of 2005 increased $337,000 (26.6%) from the second quarter of 2004. This was the result of higher average balances of $13,029,000 (4.1%) in 2005 compared to 2004 and higher interest rates paid on deposits which increased the cost of these funds by 34 basis points. Rate increases on deposit products will continue to impact the yield paid on deposits for the remainder of 2005.

Interest expense on deposits increased during the first half of 2005 compared to the first half of 2004 by $371,000 (14.2%) due to an increase in the average deposit balances of $11,724,000 (3.6%) and increase in the average rate paid on deposits of 17 basis points.

The quarterly average balance of short term borrowings and FHLBI advances increased $1,989,000 (39.3%) in the second quarter of 2005 compared to 2004. Due to the increased loan demand in the second quarter it has been necessary to borrow federal funds and other short term borrowings. As of June 30, 2005 the Bank had a $6,000,000 ninety day advance from the Federal Home Loan Bank of Indianapolis (FHLBI) which will mature in the third quarter of 2005 and a loan advance entered into in 2000 to help with the Bank’s rate sensitivity. FHLBI borrowings are available to fund future loan growth if needed.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of June 30, 2005, the Bank had Large Certificates totaling approximately $83,000,000 compared to $54,000,000 at December 31, 2004. At June 30, 2005, the Bank had $2,400,000 in brokered certificates which were issued through a dealer in September 2003 to help fund loan growth. The certificates mature in September 2005.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $44,000,000 available at the FHLBI. As of June 30, 2005 approximately $7,800,000 of the line had been used for short and long term advances, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of June 30, 2005
(dollars in thousands)

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$187,054	$ 43,910	$129,057	$ 3,678	$363,699
Securities	2,986	10,645	43,638	6,575	63,844
Certificates of deposit	3,436	3,240	393	-	7,069
Short term investments	9,573	-	-	-	9,573

Total rate sensitive assets	$203,049	$ 57,795	$173,088	$ 10,253	444,185
Liabilities:
MMDA, Savings & NOW	$ 75,159	$ -	$ -	$ 92,179	$167,338
Time	24,390	69,008	72,413	536	166,347
Other borrowings	6,000	304	1,481	-	7,785

Total rate sensitive liabilities	$105,549	$ 69,312	$ 73,894	$ 92,715	$341,470
Rate sensitivity gap and ratios:
Gap for period	$ 97,500	$(11,517)	$ 99,194	$(82,462)
Cumulative gap	97,500	85,983	185,177	102,715
Cumulative rate sensitive ratio	1.92	1.49	1.74	1.30

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of June 30, 2005. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses
(in thousands)

	Second Quarter		Year-to-Date
	2005	2004	2005	2004
Total	$1,178	$200	$1,544	$695

The Corporation recorded a loan loss provision of $1,178,000 in the second quarter of 2005 compared to a provision of $200,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at June 30, 2005 are up $2,762,000 from March 31, 2005, $3,289,000 from December 31, 2004, and have increased $2,507,000 from the balance at June 30, 2004. Net charge offs for the second quarter of 2005 were $118,000 compared to $294,000 in the same period in 2004.

Year to date the provision is $1,544,000 compared to $695,000 in the prior year. Management has determined that the allowance is adequate based on potential losses in the portfolio. At June 30, 2005 the allowance for loan loss as a percent of loans was 1.92% compared to 1.67% at March 31, 2005, 1.70% at December 31, 2004, and 1.77% at June 30, 2004. For the first half of 2005 the Bank had net charge offs of $526,000 compared to $488,000 for 2004. Non-accrual, past due 90 days, and renegotiated loans were 1.27% of total loans at June 30, 2005, compared to 0.54% at March 31, 2005, 0.40% at December 31, 2004 and 0.67% at June 30, 2004.

During the second quarter of 2005, a commercial loan customer ceased operations and the Bank recorded a $400,000 reserve against the $1.4 million outstanding commercial loan balance which is secured by real estate. The customer is currently in the process of offering the real estate for sale. In addition, during the second quarter the Bank began to review previous appraisals and in some cases ordered reappraisals on specific commercial properties to ensure the adequacy of the underlying collateral. As of June 30, 2005 this review resulted in additional specific loan loss reserves of $560,000. The process of receiving reappraisals and their related reviews will continue throughout the remainder of 2005, if these reviews indicate deterioration in the collateral value on an adversely rated loan it will result in additional loan loss provision.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $9,700,000 at June 30, 2005, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $7,200,000 of commercial loans separately identified as impaired. Impaired loans totaled $5,900,000 at March 31, 2005 and December 31, 2004 and $5,600,000 at June 30, 2004. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. The above referenced commercial loan customer and two other commercial loans that were identified as part of the reappraisal review process increased the impaired loan balance at June 30, 2005 from March 31, 2005.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $2,748,000 at June 30, 2005, $1,630,000 at March 31, 2005, $1,740,000 at December 31, 2004, and $1,715,000 at June 30, 2004.

Beginning in the first quarter of 2005, the allowance for unfunded loan commitments was recorded in “Accrued interest, taxes and other liabilities”. Previously, this portion of the allowance was included in the allowance for loan losses and shown as a contra-asset on the Consolidated Balance Sheets. Prior period amounts have been reclassified. The allowance for losses on unfunded loan commitments is determined in a similar manner to the allowance for loan losses.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets at June 30, 2005, March 31, 2005 and December 31, 2004.

Nonperforming Assets

	June 30, 2005	March 31, 2005	December 31, 2004

Nonaccrual loans	$3,866	$1,799	$1,146
90 days or more past due and still accruing	857	162	288

Total nonperforming loans	$4,723	$1,961	$1,434
Other real estate	632	335	735

Total nonperforming assets	$5,355	$2,296	$2,169
Nonperforming loans as a percent of total loans	1.27%	0.54%	0.40%
Allowance for loan losses as a percent of nonperforming loans	151%	309%	425%
Nonperforming assets as a percent of total loans and other real estate owned	1.44%	0.63%	0.61%

The following table summarizes the changes in the allowance for loan losses for the first six months of 2005 and 2004.

(dollars in thousands)

	2005		2004

	Loans	Unfunded Commitments	Loans	Unfunded Commitments

Allowance for loan losses:
Balance at beginning of year as restated	$6,093	$ 307	$5,434	$ 524
Loans charged off:
Real estate mortgages	-	-	-	-
Commercial	345	-	309	-
Consumer	260	-	274	-

Total charge-offs	605	-	583	-
Recoveries to loans previously charged off:
Real estate mortgages	-	-	-	-
Commercial	15	-	23	-
Consumer	64	-	72	-

Total recoveries	79	-	95	-

Net loans charged off	526	-	488	-
Additions to allowance charged to operations	1,546	(2)	953	(258)

Balance at end of quarter	$7,113	$ 305	$5,899	$ 266
Ratios:
Net loans charged off (annualized) to average loans outstanding	0.29%		0.29%
Allowance for loan losses to loans outstanding	1.92%		1.77%

Noninterest Income
(in thousands)

	Second Quarter		Year-to-Date
	2005	2004	2005	2004
Total	$906	$1,005	$1,877	$2,183

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income decreased by $99,000 (9.9%) during the second quarter of 2005 from the comparable quarter in 2004. Service charges and other fee income decreased $66,000 (7.5%) during the second quarter of 2005 from the second quarter of 2004 due to a decrease in commercial loan fees. Also, contributing to the overall decrease in noninterest income was the $35,000 of gains on other real estate owned recognized in 2004 as other income.

For the six months ending June 30, 2005, noninterest income decreased $306,000 (14.1%). Service charges and other fee income decreased $19,000 (1.2%) primarily due to lower deposit service charges, commercial loan late fees and service charges recognized of $104,000 offset primarily by increased returned check fees and network income of $78,000. Other income decreased by $291,000 (83.9%) due to the recognition in 2004 of a $299,000 nonrecurring gain on the sale of property held for sale.

Noninterest Expense
(in thousands)

	Second Quarter		Year-to-Date
	2005	2004	2005	2004
Total	$3,628	$3,567	$7,124	$6,847

Noninterest expense increased $61,000 (1.7%) in the second quarter of 2005 compared to the same period in 2004. Salaries and benefits decreased $98,000 (5.1%) in the second quarter of 2005 compared to the second quarter of 2004 due to timing of unfilled positions. Occupancy cost increased $20,000 (7.9%) in 2005 due to the costs associated with higher real estate taxes and building insurance. Professional and service fees are $71,000 (17.6%) higher in 2005 than in 2004 due to higher accrued accounting fees related to Sarbanes-Oxley and legal fees related to loan collections. Printing and supplies costs increased $50,000 (63.9%) due to higher costs associated with new products and the related brochures. Advertising costs decreased $31,000 (40.1%) due to the hiring of a Marketing and Sales position which reduced external agency services fees. Other expenses increased $51,000 (8.8%) primarily due to higher loan and collection expenses of $131,000 offset by lower NSF check and other losses of $100,000. Loan and collection expenses are expected to continue at a similarly high level for the remainder of 2005.

For the first half of the year, noninterest expense increased $277,000 (4.0%) compared to the prior year. Salaries and employee benefits increased $20,000 (0.5%) due to higher benefit costs. Occupancy costs increased $45,000 (8.1%) due to higher building services expenses, insurance and property taxes. Professional and service fees increased $63,000 (8.4%) due to reasons discussed above, printing and supplies increased $68,000 (42.5%) due to reasons discussed above, and other expenses increased $162,000 (16.4%) primarily due to increases in computer service fees and loan and collection expenses offset by a decrease in NSF check and other losses.

Income Tax Expense
(in thousands)

	Second Quarter		Year-to-Date
	2005	2004	2005	2004
Total	$467	$548	$1,202	$1,174

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital
(in thousands)

	June 30, 2005	December 31, 2004
Stockholders' Equity	$ 47,411	$ 45,716
Ratio of Equity to Total Assets	10.02%	10.00%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at June 30, 2005 was 11.65% and total risk-based capital was 12.91%. At June 30, 2004, these ratios were 11.84% and 13.09%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.78% at June 30, 2005, and 9.56% in 2004. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies

The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2004.

Contractual Obligations

As of June 30, 2005, December 31, 2004, and June 30, 2004, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $4,200,000, $3,200,000 and $3,200,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2005, December 31, 2004 and June 30, 2004, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (EITF 03-1). EITF 03-1 provides guidance for assessing impairment losses on investments and includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition guidance contained in selected paragraphs of EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. On June 29, 2005 the FASB committed to issuing a final FSP that will supersede EITF 03-1, effectively rescinding the proposed guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2004 other than previously discussed.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2005, have concluded that the Corporation’s disclosure controls and procedures were effective as of that date.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The registrant’s annual meeting of stockholders was held on April 20, 2005. The stockholders voted on the election of directors.

The following four nominees for the office of director were elected for a term expiring in 2008:

     Athena Bacalis
     Dona Scott Laskey
     James R. McAuliffe
     R. Michael Yost

Additionally, the following directors continue in office.

Term expiring in 2006:

     Gary R. Boss
     Donald K. Burkel
     Herbert W. Bursch
     Richard F. Hopper

Term expiring in 2007:

     Barbara Draper
     Randolph E. Rudisill
     W. Rickard Scofield

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned hereunto duly authorized.

          FNBH BANCORP, INC.

           /s/ Herbert W. Bursch
           Herbert W. Bursch
           President and Chief Executive Officer

           /s/ Janice B. Trouba
           Janice B. Trouba
           Chief Financial Officer

DATE: August 8, 2005