Form 10-Q
period 2005-09-30
FNBH BANCORP INC
filed 2005-11-09
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,186,731 shares of the Corporation’s Common Stock (no par value) were outstanding as of November 7, 2005.

INDEX

Page Number
Part I. Financial Information (unaudited)

Item 1.
Interim Financial Statements:
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	4
Consolidated Statements of Income, three months ended September 30, 2005 and 2004
and nine months ended September 30, 2005 and 2004	5
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the three months ended September 30, 2005 and 2004	6
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the nine months ended September 30, 2005 and 2004	7
Consolidated Statements of Cash Flows for nine months ended
September 30, 2005 and 2004	8

Notes to Interim Consolidated Financial Statements	9

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations	11

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.
Controls and Procedures	22

Part II. Other Information

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.
Exhibits	23

Signatures	24

PART I — FINANCIAL INFORMATION

Item 1.Financial
Statements
Unaudited interim consolidated financial statements follow.

FNBH BANCORP, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) Assets	September 30 2005	December 31 2004

Cash and due from banks	$14,431,256	$12,157,948
Short term investments	23,047,068	5,680,395

Total cash and cash equivalents	37,478,324	17,838,343

Certificates of deposit	6,970,000	6,091,000
Investment securities held to maturity, net (fair value of $16,148,000
at September 30, 2005 and $16,706,000 at December 31, 2004)	15,683,515	16,009,337
Investment securities available for sale, at fair value	34,616,767	30,775,695
Mortgage-backed securities available for sale, at fair value	13,428,487	16,432,188
FHLBI and FRB stock, at cost	1,153,550	1,130,650

Total investment securities	64,882,319	64,347,870

Loans:
Commercial	300,223,464	286,940,773
Consumer	37,248,430	36,077,528
Real estate mortgage	32,304,544	34,358,613

Total Loans	369,776,438	357,376,914
Less allowance for loan losses	(7,293,506)	(6,092,949)

Net loans	362,482,932	351,283,965
Premises and equipment, net	10,552,029	11,086,901
Land and facilities held for sale, net	-	95,680
Other real estate owned, held for sale	773,181	735,000
Accrued interest and other assets	5,848,146	5,431,302

Total assets	$488,986,931	$456,910,061

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$79,227,791	$71,785,184
NOW	54,979,972	49,206,656
Savings and money markets	125,327,925	147,298,849
Time deposits	144,787,916	122,981,856
Brokered certificates of deposit	30,701,672	7,990,365

Total deposits	435,025,276	399,262,910
Other borrowings	1,785,094	8,066,836
Accrued interest, taxes, and other liabilities	3,605,076	3,864,267

Total liabilities	440,415,446	411,194,013
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,186,731 shares issued and outstanding at September 30, 2005 and
3,179,654 shares issued and outstanding at December 31, 2004	6,209,538	6,009,181
Retained earnings	42,296,224	39,430,621
Deferred directors' compensation	554,763	455,481
Unearned long term incentive plan	(152,263)	(151,048)
Accumulated other comprehensive loss, net	(336,777)	(28,187)

Total stockholders' equity	48,571,485	45,716,048

Total liabilities and stockholders' equity	$488,986,931	$456,910,061

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES	Three months ended September 30		Nine months ended September 30

Consolidated Statements of Income (Unaudited)	2005	2004	2005	2004

Interest and dividend income:
Interest and fees on loans	$6,771,951	$5,445,772	$19,281,354	$16,256,931
Interest and dividends on investment securities:
U.S. Treasury and agency securities	422,107	475,520	1,275,136	1,178,146
Obligations of states and political subdivisions	181,030	194,712	551,675	555,826
Corporate bonds	15,092	30,069	45,132	107,458
Other securities	12,416	11,924	36,794	38,048
Interest on short term investments	140,518	66,491	250,409	152,680
Interest on certificates of deposit	57,321	32,425	134,791	61,546

Total interest and dividend income	7,600,435	6,256,913	21,575,291	18,350,635

Interest expense:
Interest on deposits	1,847,047	1,260,534	4,820,531	3,863,223
Interest on other borrowings	59,532	93,475	247,786	281,072

Total interest expense	1,906,579	1,354,009	5,068,317	4,144,295

Net interest income	5,693,856	4,902,904	16,506,974	14,206,340

Provision for loan losses	500,000	300,000	2,044,000	995,000

Net interest income after provision for loan losses	5,193,856	4,602,904	14,462,974	13,211,340

Noninterest income:
Service charges and other fee income	910,535	750,199	2,562,155	2,421,250
Trust income	87,808	57,556	217,425	184,104
Gain on sale of loans	15,944	17,102	55,615	56,797
Other	4,502	23,424	60,100	369,546

Total noninterest income	1,018,789	848,281	2,895,295	3,031,697

Noninterest expense:
Salaries and employee benefits	1,822,701	1,678,624	5,636,381	5,472,492
Net occupancy expense	288,964	259,688	892,022	817,510
Equipment expense	208,427	214,652	632,652	656,306
Professional and service fees	432,898	370,304	1,247,862	1,122,018
Printing and supplies	107,553	51,613	336,029	211,917
Advertising	44,110	70,404	135,220	225,552
Other	497,832	435,208	1,646,327	1,421,920

Total noninterest expense	3,402,485	3,080,493	10,526,493	9,927,715

Income before federal income taxes	2,810,160	2,370,692	6,831,776	6,315,322

Federal income taxes	885,700	723,600	2,087,696	1,897,156

Net income	$1,924,460	$1,647,092	$4,744,080	$4,418,166

Per share statistics:
Basic EPS	$0.60	$0.52	$1.48	$1.39
Diluted EPS	$0.60	$0.52	$1.48	$1.39
Dividends	$0.21	$0.19	$0.59	$0.53
Basic average shares outstanding	3,202,439	3,184,609	3,198,596	3,180,519
Diluted average shares outstanding	3,202,914	3,188,460	3,199,144	3,183,317

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balances at June 30, 2004	$5,953,028	$37,118,216	$-	$(184,166)	$(287,674)	$42,599,404
Amortization of long term incentive plan				16,559		16,559
Issued 569 shares for employee stock purchase plan	14,800					14,800
Issued 142 shares for current directors' fees	4,345					4,345
Reclassification of 19,321 share units for
deferred directors' fees			437,211			437,211
Comprehensive income:						-
Net income		1,647,092				1,647,092
Change in unrealized gain on investment
securities available for sale, net of tax effect					494,244	494,244

Total comprehensive income						2,141,336
Cash dividends ($0.19 per share)		(603,740)				(603,740)

Balances at September 30, 2004	$5,972,173	$38,161,568	$437,211	$(167,607)	$206,570	$44,609,915

Balances at June 30, 2005	$6,193,109	$41,040,854	$531,748	$(191,716)	$(163,231)	$47,410,764
Amortization of long term incentive plan				39,453		39,453
Issued 415 shares for employee stock purchase plan	11,379					11,379
Issued 175 shares for current directors' fees	5,050					5,050
Issued 798 share units for deferred directors' fees			23,015			23,015
Comprehensive income:
Net income		1,924,460				1,924,460
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect					(173,546)	(173,546)

Total comprehensive income						1,750,914
Cash dividends ($0.21 per share)		(669,090)				(669,090)

Balances at September 30, 2005	$6,209,538	$42,296,224	$554,763	$(152,263)	$(336,777)	$48,571,485

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Unearned Long Term Incentive Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2003	$5,725,898	$35,425,699	$-	$(222,652)	$306,536	$41,235,481
Amortization of long term incentive plan				167,971		167,971
Issued 4,261 shares for long term incentive plan	115,985			(115,985)		-
Issued 3,145 shares for employee stock purchase plan	77,253					77,253
Issued 641 shares for current directors' fees	18,051					18,051
Issued 283 shares for deferred directors' fees	5,953					5,953
Issued 1,179 shares for directors' variable fees	32,092					32,092
Retired 146 shares from long term incentive plan	(3,059)			3,059		-
Reclassification of 19,321 share units for
deferred directors' fees			437,211			437,211
Comprehensive income:						-
Net income		4,418,166				4,418,166
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect					(99,966)	(99,966)

Total comprehensive income						4,318,200
Cash dividends ($0.53 per share)		(1,682,297)				(1,682,297)

Balances at September 30, 2004	$5,972,173	$38,161,568	$437,211	$(167,607)	$206,570	$44,609,915

Balances at December 31, 2004	$6,009,181	$39,430,621	$455,481	$(151,048)	$(28,187)	$45,716,048
Amortization of long term incentive plan				69,024		69,024
Issued 2,325 shares for long term incentive plan	70,239			(70,239)		-
Issued 3,224 shares for employee stock purchase plan	84,331					84,331
Issued 542 shares for current directors' fees	16,000					16,000
Issued 3,340 share units for deferred directors' fees			99,282			99,282
Issued 986 shares for directors' variable fees	29,787					29,787
Comprehensive income:
Net income		4,744,080				4,744,080
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect					(308,590)	(308,590)

Total comprehensive income						4,435,490
Cash dividends ($0.59 per share)		(1,878,477)				(1,878,477)

Balances at September 30, 2005	$6,209,538	$42,296,224	$554,763	$(152,263)	$(336,777)	$48,571,485

See notes to interim consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)	Nine months ended September 30
	2005	2004

Cash flows from operating activities:
Net income	$4,744,080	$4,418,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,044,000	995,000
Depreciation and amortization	740,666	767,917
Deferred income tax benefit	(4,620)	46,554
Net amortization on investment securities	13,830	4,764
Earned portion of long term incentive plan	69,024	167,971
Shares issued for current and variable directors' compensation	45,787	56,096
Shares earned for deferred directors' compensation	99,282	-
Loss on disposal of equipment	19,659	-
Gain on sale of loans	(55,615)	(56,797)
Proceeds from sale of loans	4,548,393	7,771,256
Origination of loans held for sale	(4,238,325)	(7,037,000)
Gain on the sale of other real estate owned, held for sale	(73,955)	(40,734)
Proceeds from sale of other real estate owned, held for sale	1,003,955	490,703
Gain on sale of land and facilities held for sale	2,595	-
Proceeds from sale of land and facilities held for sale	93,085	1,400,290
Increase in accrued interest income and other assets	(250,333)	(180,794)
Decrease in accrued interest, taxes, and other liabilities	(273,191)	(152,006)

Net cash provided by operating activities	8,528,317	8,651,386

Cash flows from investing activities:
Purchase of available for sale securities	(5,119,280)	(32,556,566)
Purchase of held to maturity securities	(564,998)	(4,776,698)
Purchases/Stock dividend FHLBI stock	(22,900)	(36,500)
Proceeds from maturities and calls of available for sale securities	1,000,000	11,500,000
Proceeds from paydowns of mortgage-backed securities available for sale	2,803,419	2,670,570
Proceeds from maturities and calls of held to maturity securities	885,000	2,920,125
Purchases of certificates of deposit	(8,538,000)	(5,993,000)
Maturity of certificates of deposit	7,659,000	485,000
Net (increase) decrease in loans	(14,451,602)	5,971,396
Capital expenditures	(225,453)	(317,512)

Net cash provided by (used in) investing activities	(16,574,814)	(20,133,185)

Cash flows from financing activities:
Net increase in deposits	35,762,366	11,110,734
Payments on FHLBI note	(3,281,742)	(260,872)
Proceeds from issuance of short term debt	11,000,000	-
Repayment of short term debt	(14,000,000)	-
Dividends paid	(1,878,477)	(1,682,297)
Shares issued for employee stock purchase	84,331	77,253

Net cash provided by (used in) financing activities	27,686,478	9,244,818

Net increase in cash and cash equivalents	19,639,981	(2,236,981)
Cash and cash equivalents at beginning of year	17,838,343	32,883,492

Cash and cash equivalents at end of period	$37,478,324	$30,646,511

Supplemental disclosures:
Interest paid	$4,881,383	$4,284,766
Federal income taxes paid	2,369,682	1,645,000
Loans transferred to other real estate	968,181	1,561,802
Loans transferred to land and facilities, held for sale	-	155,690
Loans charged off	954,189	797,479

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of September 30, 2005, and consolidated results of operations and cash flows for the nine months ended September 30, 2005 and 2004.

2.     The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

5.     Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at September 30, 2005 and December 31, 2004 follows:

	September 30, 2005				December 31, 2004

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair Value

Held to maturity:
Obligations of state and political
subdivisions	$15,683,515	$469,295	$(5,177)	$16,147,633	$16,009,337	$696,303	$-	$16,705,640

Total held to maturity	15,683,515	469,295	(5,177)	16,147,633	16,009,337	696,303	-	16,705,640

Available for sale:
U.S. Treasury and agency securities	34,092,690	17,174	(503,739)	33,606,125	29,975,734	61,903	(299,522)	29,738,115
Corporate bonds	1,000,486	10,156	-	1,010,642	1,001,104	36,476	-	1,037,580
Mortgage-backed securities	13,462,346	65,497	(99,356)	13,428,487	16,270,832	194,770	(33,414)	16,432,188

Total available for sale	48,555,522	92,827	(603,095)	48,045,254	47,247,670	293,149	(332,936)	47,207,883

There were 19 securities in a continuous loss position for 12 months or more at September 30, 2005, which consisted of 3 mortgage-backed securities and 16 agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at September 30, 2005. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at September 30, 2005, by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		September 30, 2005 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Available for sale:
U.S. Treasury and agency securities	$136,476	$10,571,438	$367,263	$18,133,147	$503,739	$28,704,585
Mortgage-backed securities	58,460	5,166,230	40,896	2,182,046	99,356	7,348,276

Total available for sale	$194,936	$15,737,668	$408,159	$20,315,193	$603,095	$36,052,861

As of December 31, 2004, there were 12 investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $6,876,000 at September 30, 2005, $4,723,000 at June 30, 2005, $1,434,000 at December 31, 2004, and $1,968,000 at September 30, 2004. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The following table presents basic and diluted net income per share:

	Third Quarter		Year-to-Date
	2005	2004	2005	2004

Weighted average basic shares outstanding	3,202,439	3,184,609	3,198,596	3,180,519
Effect of dilutive restricted stock	475	3,851	548	2,798

Weighted average diluted shares outstanding	3,202,914	3,188,460	3,199,144	3,183,317

Net income	$1,924,460	$1,647,092	$4,744,080	$4,418,166

Basic net income per share	$0.60	$0.52	$1.48	$1.39
Diluted net income per share	$0.60	$0.52	$1.48	$1.39

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

The Corporation, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Corporation’s results of operations for the three and nine months ended September 30, 2005 and 2004, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	Third Quarter		Year-to-Date
Earnings (in thousands except per share data)	2005	2004	2005	2004

Net Income	$1,924	$1,647	$4,744	$4,418
Basic and diluted net income per share	$0.60	$0.52	$1.48	$1.39

Net income for the three months ended September 30, 2005 as compared to the same period in the prior year was positively affected by commercial loan growth and a higher net interest margin. This was offset by a higher provision for loan losses in 2005.

Net income for the three months ended September 30, 2005, increased approximately $277,000 (16.8%) compared to the same period last year. In the third quarter of the current year, net interest income increased $791,000 (16.1%) offset by an increase in the provision for loan loss of $200,000 (66.7%). Noninterest income increased by $171,000 (20.1%) offset by an increase in noninterest expense of $322,000 (10.5%) and federal income taxes of $162,000 (22.4%).

Net income for the nine months ended September 30, 2005 increased approximately $326,000 (7.4%) compared to the same period last year. Net interest income increased $2,301,000 (16.2%) offset by an increase in the provision for loan loss of $1,049,000 (105.4%), a decrease in noninterest income of $136,000 (4.5%), an increase in noninterest expense of $599,000 (6.0%) and an increase in federal income taxes of $191,000 (10.0%).

	Third Quarter		Year-to-Date
Net Interest Income (in thousands)	2005	2004	2005	2004

Interest Income	$7,600	$6,257	$21,575	$18,350
Interest Expense	1,906	1,354	5,068	4,144

Net Interest Income	$5,694	$4,903	$16,507	$14,206

The following table illustrates some of the significant factors contributing to the increase in net interest income (fully tax equivalent basis) for the period.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2005 and 2004

	----------Third Quarter Averages----------
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments	$15,734	$135.5	3.37%	$19,370	$65.7	1.33%
Certificates of deposit	7,164	60.9	3.37%	5,761	32.9	2.24%
Securities: Taxable	47,878	449.6	3.76%	53,355	517.4	3.88%
Tax-exempt (1)	15,850	259.4	6.55%	16,643	282.5	6.79%
Commercial loans (2)(3)	300,841	5,627.3	7.32%	262,579	4,310.2	6.42%
Consumer loans (2)(3)	36,679	702.3	7.60%	36,474	685.7	7.48%
Mortgage loans (2)(3)	32,760	477.7	5.83%	34,686	485.7	5.60%

Total earnings assets/total interest income	456,906	7,712.7	6.64%	428,868	6,380.1	5.86%

Cash and due from banks	11,852			12,790
All other assets	16,908			18,059
Allowance for loan loss	(7,146)			(5,892)

Total Assets	$478,520			$453,825

Liabilities and Stockholders' Equity:
Interest bearing deposits:
MMDA, Savings & NOW accounts	$172,605	354.4	0.82%	$189,757	302.2	0.63%
Time	174,422	1,492.6	3.40%	138,743	958.3	2.75%
Short term borrowings	2,935	25.9	3.46%	-	-	-
FHLBI advances	1,785	33.6	7.37%	5,067	93.5	7.22%

Total interest bearing liabilities/total interest expense	351,747	1,906.5	2.16%	333,567	1,354.0	1.61%

Non-interest bearing deposits	75,259			72,899
All other liabilities	3,318			3,809
Stockholders' Equity	48,196			43,550

Total Liabilities and Stockholders' Equity	$478,520			$453,825

Interest spread			4.48%			4.25%

Net interest income-FTE		$5,806.1			$5,026.1

Net interest margin			4.98%			4.60%

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $164,000 in 2005 and $199,000 in 2004.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2005 and 2004

	----------Year-to-Date Averages----------
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Short term investments	$11,118	$246.0	2.92%	$18,537	$152.1	1.08%
Certificates of deposit	6,351	134.8	2.84%	2,876	61.5	2.86%
Securities: Taxable	48,075	1,357.1	3.76%	44,928	1,323.6	3.93%
Tax-exempt (1)	16,073	794.7	6.59%	15,299	805.2	7.02%
Commercial loans (2)(3)	295,505	15,857.7	7.08%	268,396	12,916.9	6.32%
Consumer loans (2)(3)	36,149	2,045.8	7.57%	36,012	2,012.5	7.46%
Mortgage loans (2)(3)	33,735	1,483.4	5.86%	34,602	1,430.1	5.51%

Total earnings assets/total interest income	447,006	21,919.5	6.49%	420,650	18,701.9	5.87%

Cash and due from banks	11,347			12,644
All other assets	17,095			18,336
Allowance for loan loss	(6,592)			(5,915)

Total Assets	$468,856			$445,715

Liabilities and Stockholders' Equity:
Interest bearing deposits:
MMDA, Savings & NOW accounts	$180,297	1,011.8	0.75%	$184,749	881.9	0.64%
Time	158,777	3,808.7	3.21%	140,302	2,981.4	2.84%
Short term borrowings	3,490	77.9	2.94%	3	-	1.19%
FHLBI advances	2,992	169.9	7.49%	5,085	281.0	7.26%

Total interest bearing liabilities/total interest expense	345,556	5,068.3	1.96%	330,139	4,144.3	1.67%

Non-interest bearing deposits	72,693			69,072
All other liabilities	3,352			3,798
Stockholders' Equity	47,255			42,706

Total Liabilities and Stockholders' Equity	$468,856			$445,715

Interest spread			4.53%			4.20%

Net interest income-FTE		$16,851.2			$14,577.6

Net interest margin			4.97%			4.55%

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $444,000 in 2005 and $541,000 in 2004.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $1,333,000 (20.9%) in the third quarter of 2005 compared to the third quarter of 2004. The increase was the result of higher average earning assets of $28,038,000 (6.5%) and an increase in the yield on earning assets of 78 basis points. The increase in yield is primarily the result of increases in the prime interest rate.

The quarterly average balance of short term investments and securities was $8,503,000 (8.9%) lower in the third quarter of 2005 as compared with the same period in 2004. There was an increase in the yield on these investments of 40 basis points in the third quarter of 2005 compared to 2004 due to higher rates on short term investments which is the result of increases in short-term interest rates. Loans, which earn a higher yield than investments, had an increase in average balances of $36,541,000 (10.9%) in the third quarter of 2005 compared to the same period last year and an increase in yield of 77 basis points. While yields on loans have improved from the prior year, increased competition in loan pricing is preventing the Bank from realizing the full impact of the prime rate increases. We expect that competitive pricing for loans will continue throughout 2005, effecting both yield and volume.

For the first nine months of the year, tax equivalent interest income increased $3,218,000 (17.2%). Loan interest income increased $3,027,000 (18.5%) due to average balances increasing $26,379,000 (7.8%) and the average yield increasing 65 basis points. The increase in loan growth occurred in commercial loans. Average commercial loans increased $27,109,000 (10.1%). Short term investments and securities positively affected interest income by $190,000 (8.1%) over the prior year, the result of the average yield increasing 31 basis points.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the third quarter of 2005 increased $587,000 (46.5%) from the third quarter of 2004. This was the result of higher average balances of $18,527,000 (5.6%) in 2005 compared to 2004 and higher interest rates paid on deposits which increased the cost of these funds by 59 basis points. Rate increases on deposit products will continue to impact the yield paid on deposits for the remainder of 2005 and 2006. This combined with the competition in loan pricing would result in net interest margin compression in the fourth quarter of 2005 and may continue into 2006.

Interest expense on deposits increased during the first nine months of 2005 compared to the first nine months of 2004 by $957,000 (24.8%) due to an increase in the average deposit balances of $14,023,000 (4.3%) and increase in the average rate paid on deposits of 31 basis points.

The quarterly average balance of short term borrowings and FHLBI advances decreased $347,000 (6.8%) in the third quarter of 2005 compared to 2004. Due to the decrease in loan demand in the third quarter, short term borrowings or federal funds purchased have not been necessary. As of September 30, 2005 the Bank had a $1,785,000 loan advance entered into in 2000 to help with the Bank’s rate sensitivity. FHLBI borrowings are available to fund future loan growth if needed.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets, and when brokered certificates and Fed Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates” (over $100,000), which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of September 30, 2005, the Bank had Large Certificates totaling approximately $91,000,000 compared to $54,000,000 at December 31, 2004. At September 30, 2005, the Bank had $30,701,000 in brokered certificates. These certificates include both those over and under $100,000 which are funds generated through brokers outside of our local market area. These certificates have $19,389,000 maturing within the next twelve months. The Bank has utilized this market more in 2005 as it strives to keep the cost of funds down in an ever increasing competitive local market.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank, brokered certificates and by FHLBI borrowings. The Bank has a line of credit of approximately $43,000,000 available at the FHLBI. As of September 30, 2005 approximately $1,800,000 of the line had been used for a long term advance, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of September 30, 2005
(dollars in thousands)

	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$185,684	$44,657	$129,534	$2,608	$362,483
Securities	5,411	11,079	41,833	6,559	64,882
Certificates of deposit	1,866	3,337	1,767	-	6,970
Short term investments	23,047	-	-	-	23,047

Total rate sensitive assets	$216,008	$59,073	$173,134	$9,167	457,382

Liabilities:
MMDA, Savings & NOW	$76,621	$-	$-	$103,687	$180,308
Time	24,388	85,958	64,780	364	175,490
Other borrowings	-	304	1,481	-	1,785

Total rate sensitive liabilities	$101,009	$86,262	$66,261	$104,051	$357,583

Rate sensitivity gap and ratios:
Gap for period	$114,999	$(27,189)	$106,873	$(94,884)
Cumulative gap	114,999	87,810	194,683	99,799

Cumulative rate sensitive ratio	2.14	1.47	1.77	1.28

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of September 30, 2005. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses (in thousands)	Third Quarter		Year-to-Date
	2005	2004	2005	2004

Total	$500	$300	$2,044	$995

The Corporation recorded a loan loss provision of $500,000 in the third quarter of 2005 compared to a provision of $300,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at September 30, 2005 are up $2,153,000 from June 30, 2005, $5,442,000 from December 31, 2004, and have increased $4,908,000 from the balance at September 30, 2004. Net charge offs for the third quarter of 2005 were $303,000 compared to $197,000 in the same period in 2004.

Year to date the provision is $2,044,000 compared to $995,000 in the prior year. Management has determined that the allowance is adequate based on potential losses in the portfolio. At September 30, 2005 the allowance for loan loss as a percent of loans was 1.97% compared to 1.92% at June 30, 2005, 1.67% at March 31, 2005, 1.70% at December 31, 2004, and 1.75% at September 30, 2004. For the first nine months of 2005 the Bank had net charge offs of $829,000 compared to $685,000 for 2004. The Bank has experienced a sixty-two percent increase in gross charge-offs in the consumer loan portfolio at September 30, 2005 compared to September 30, 2004 due to increased bankruptcy filings. Non-accrual, past due 90 days, and renegotiated loans were 1.86% of total loans at September 30, 2005, compared to 1.27% at June 30, 2005, 0.54% at March 31, 2005, 0.40% at December 31, 2004 and 0.58% at September 30, 2004.

At September 30, 2005 the Bank had two nonperforming loans in the process of bankruptcy or foreclosure proceedings which totaled $2.3 million. The remaining nonperforming loans have increased in the third quarter due to higher loan delinquencies caused in part by the weakened local economy causing cash flow problems for our borrowers and further aggravated by increasing interest rates which affect our residential home developers and builders. This has led the Bank to further refine it’s criteria for classifying loans, developing more rigorous workout plans and evaluating previous appraisals, and in some cases, order reappraisals on specific commercial properties to ensure the adequacy of the underlying collateral.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $9,800,000 at September 30, 2005, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $6,770,000 of commercial loans separately identified as impaired. Impaired loans totaled $9,700,000 at June 30, 2005, $5,900,000, at March 31, 2005 and December 31, 2004 and $6,800,000 at September 30, 2004. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $2,839,000 at September 30, 2005, $2,748,000 at June 30, 2005, $1,630,000 at March 31, 2005, $1,740,000 at December 31, 2004, and $1,700,000 at September 30, 2004.

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

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets at September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004.

Nonperforming Assets (in thousands)	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004

Nonaccrual loans	$3,887	$3,866	$1,799	$1,146
90 days or more past due and still accruing	2,989	857	162	288

Total nonperforming loans	$6,876	$4,723	$1,961	$1,434
Other real estate	773	632	335	735

Total nonperforming assets	$7,649	$5,355	$2,296	$2,169

Nonperforming loans as a percent of total loans	1.86%	1.27%	0.54%	0.40%
Allowance for loan losses as a percent of nonperforming loans	106%	151%	309%	425%
Nonperforming assets as a percent of total loans and other real estate owned	2.06%	1.44%	0.63%	0.61%

The following table summarizes the changes in the allowance for loan losses for the first nine months of 2005 and 2004.

(dollars in thousands)	Year to Date September 30, 2005		Year to Date September 30, 2004

	Loans	Unfunded Commitments	Loans	Unfunded Commitments

Allowance for loan losses:
Balance at beginning of year as restated	$6,093	$307	$5,434	$524
Loans charged off:
Real estate mortgages	26	-	-	-
Commercial	397	-	363	-
Consumer	531	-	434	-

Total charge-offs	954	-	797	-
Recoveries to loans previously charged off:
Real estate mortgages	-	-	-	-
Commercial	23	-	28	-
Consumer	102	-	84	-

Total recoveries	125	-	112	-

Net loans charged off	829	-	685	-
Additions to allowance charged to operations	2,030	14	1,154	(159)

Balance at end of quarter	$7,294	$321	$5,903	$365
Ratios:
Net loans charged off (annualized) to average loans outstanding	0.30%		0.27%
Allowance for loan losses to loans outstanding	1.97%		1.75%

Noninterest Income (in thousands)	Third Quarter		Year-to-Date
	2005	2004	2005	2004

Total	$1,019	$848	$2,895	$3,032

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income increased by $171,000 (20.1%) during the third quarter of 2005 from the comparable quarter in 2004. Service charges and other fee income increased $160,000 (21.4%) during the third quarter of 2005 from the second quarter of 2004 due to an increase in loan late fees and increased NSF charges.

For the nine months ending September 30, 2005, noninterest income decreased $136,000 (4.5%). Other income decreased by $309,000 (83.7%) due primarily to the recognition in 2004 of a $299,000 nonrecurring gain on the sale of property held for sale.

Noninterest Expense (in thousands)	Third Quarter		Year-to-Date
	2005	2004	2005	2004

Total	$3,402	$3,080	$10,526	$9,928

Noninterest expense increased $322,000 (10.5%) in the third quarter of 2005 compared to the same period in 2004. Salaries and employee benefits increased $144,000 (8.6%) in the third quarter of 2005 compared to the third quarter of 2004 due to fewer unfilled positions at September 30, 2005. Professional and service fees are $63,000 (16.9%) higher in 2005 than in 2004 due to higher legal fees related to loan collections and higher consultant fees on special projects. Printing and supplies costs increased $56,000 (108.4%) due to higher costs associated with new products and the related brochures. Other expenses increased $63,000 (14.4%) primarily due to higher loan and collection expenses of $44,000.

For the first nine months of the year, noninterest expense increased $599,000 (6.0%) compared to the prior year. Salaries and employee benefits increased $164,000 (3.0%) due to higher benefit costs. Occupancy costs increased $75,000 (9.1%) due to higher building services expenses, insurance and property taxes. Professional and service fees increased $126,000 (11.2%) due to reasons discussed above as well as higher accrued accounting fees related to the Sarbanes-Oxley Act requirements, printing and supplies increased $124,000 (58.6%) due to reasons discussed above, and other expenses increased $224,000 (15.8%) primarily due to increases in computer service fees and loan and collection expenses offset by a decrease in NSF check and other losses.

Income Tax Expense (in thousands)	Third Quarter		Year-to-Date
	2005	2004	2005	2004

Total	$886	$724	$2,088	$1,897

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)	September 30, 2005	December 31, 2004

Stockholders' Equity	$48,571	$45,716
Ratio of Equity to Total Assets	9.93%	10.00%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at September 30, 2005 was12.38% and total risk-based capital was 13.64%. At September 30, 2004, these ratios were 12.00% and 13.26%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively.

The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 10.14% at September 30, 2005, and 9.59% in 2004. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2004.

Contractual Obligations
As of September 30, 2005, December 31, 2004, and September 30, 2004, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,500,000, $3,200,000 and $3,500,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2005, December 31, 2004 and September 30, 2004, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

The Corporation currently has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan. Consequently, the Statement will have no impact on the Corporation’s results of operations or financial condition until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP). The Statement allows for ESPP shares to be issued at ninety-five percent of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s plan limits the purchase of shares to ninety-five percent of fair market value as of the grant date, thus no compensation expense will be recognized upon the effectiveness of SFAS 123(R). The Corporation does not expect the implementation of this Statement to have an impact on its results of operations or financial position.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (EITF 03-1). EITF 03-1 provides guidance for assessing impairment losses on investments and includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition guidance contained in selected paragraphs of EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. On November 3, 2005, the FASB issued a FSP that nullified the measurement and recognition requirements of EITF 03-1 and requires implementation for reporting periods beginning after December 15, 2005. The Corporation does not expect the impact of the FSP, which requires similar disclosures to the current guidance, to have a material impact on the financial statements of the Corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2004 other than previously discussed.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d –15(e)) for the period ended September 30, 2005, have concluded that the Corporation’s disclosure controls and procedures were effective as of that date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. By: /s/ Herbert W. Bursch —————————————— Herbert W. Bursch Chief Executive Officer By: /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

Date: November 7, 2005