Form 10-K
period 2005-12-31
FNBH BANCORP INC
filed 2006-03-07
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 0-25752
FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2869722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 East Grand River, Howell, Michigan 48843
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:(517) 546-3150
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2005, was $98,738,510.
The number of shares of common stock (no par value) as of March 1, 2006 was 3,179,141.
Documents Incorporated by Reference:
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 2006, are incorporated by reference into Parts I, II and III of this report.

Page
PART I
Item 1 – Business	1
Item 1A – Risk Factors	7
Item 1B – Unresolved Staff Comments - None	9
Item 2 – Properties	9
Item 3 – Legal Proceedings	9
Item 4 – Submission of Matters to a Vote of Security Holders	9
PART II
Item 5 – Market for Registrant’s Common Equity, Related to Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6 – Selected Financial Data	11
Item 7 – Management’s Discussion and Analysis of Financial Condition and Result of Operations	11
Item 7A – Quantitative and Qualitative Disclosures about Market Risk	26
Item 8 – Financial Statements and Supplementary Data	26
Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A – Controls and Procedures	52
Item 9B – Other Information	52
PART III
Item 10 – Directors and Executive Officers of the Registrant	53
Item 11 – Executive Compensation	53
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13 – Certain Relationships and Related Transactions	53
Item 14 – Principal Accountant Fees and Services	53
PART VI
Item 15 – Exhibits and Financial Statements Schedules	54
SIGNATURES	55
EXHIBIT INDEX	56
FNBH Bancorp, Inc. Employee Stock Purchase Plan	58
Subsidiaries of the Registrant	62
Consent of Independent Auditors	63
Consent of Independent Auditors	64
Sec 302 Certification of Chief Executive Officer	65
Sec 302 Certification of Chief Financial Officer	66
Sec 906 Certification of Chief Executive Officer	67
Sec 906 Certification of Chief Financial Officer	68
FNBH Bancorp, Inc. Employees' Stock Purchase Plan as Amended 1/20/05
Subsidiaries of the Registrant
Consent of BDO Seidman, LLP
Consent of KPMG, LLP
Certification of the Chief Executive Officer pursuant to Section 302
Certification of the Chief Financial Officer pursuant to Section 302
Certification of the Chief Executive Officer pursuant to Section 906
Certification of the Chief Financial Officer pursuant to Section 906

PART I

Item 1.	Business.
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
The Bank was originally organized in 1934 as a national banking association. As of January 31, 2006, the Bank had approximately 134 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. The Corporation does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.
On November 26, 1997, H.B. Realty Co., a subsidiary of the Corporation, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.
Bank Services
The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler’s checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $37,700,000 of which $35,900,000 is available, and $1,800,000 is funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.
The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2005 and 2004, the Bank’s certificates of deposit of $100,000 or more constituted approximately 22% and 14%, respectively, of total deposit liabilities. The Bank’s deposits are primarily from its service areas, and the Bank does not seek or encourage large deposits from outside the area.
The Corporation’s cash revenues are derived primarily from dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 79% of total revenues for the period ended December 31, 2005, and 76% for the period ended December 31, 2004. Interest on investment securities, including short-term investments and certificates of deposit, constituted approximately 9% of total revenues in 2005 and 10% of total revenues in 2004. Revenues were also generated from deposit service charges and other financial service fees.
The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2005, 37% of outstanding loans were for commercial or residential construction and land development. Forty-seven percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 97%, mature within five years of issuance. Approximately $5,000,000 in loans (or about 1.3% of the Bank’s total loan portfolio) have fixed rates with maturities exceeding five years. Fifty percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. As of December 31, 2005, certificates of deposits totaled approximately $176,000,000 with $127,300,000 maturing within a year, and the majority of the balance maturing within a five year period.

Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved under each lending officer’s authority. Request for loans from borrowers with aggregate indebtedness in excess of $1,500,000 are required to be presented to the Board of Directors or the Executive Committee of the Board for its review and approval.
As described in more detail below, the Bank’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities at December 31, 2005, was 17% asset sensitive, compared to 42% asset sensitive at December 31, 2004. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A below.
The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. The Bank regularly sells fixed rate residential mortgages to the Federal Home Loan Mortgage Corporation (Freddie Mac) while retaining servicing on the sold loans. Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.
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
Bank Competition
The Bank has nine offices within the five communities it serves, all of which are located in Livingston County, Michigan. Four of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, its principal competitors are Fifth Third Bank, National City Bank, Republic Bank, Comerica Bank and LaSalle Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2005, the Bank holds approximately 22.55% of local deposits, compared to approximately 14.61% held by Fifth Third Bank, approximately 10.80% held by National City, approximately 9.74% held by Republic Bank, approximately 9.11% held by Comerica Bank, and approximately 8.07% held by LaSalle Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains five branch offices, National City Bank operates seven branch offices, Republic Bank has five branch offices, Comerica has six branch offices, and LaSalle Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market. The Bank also competes with savings and loan associations, credit unions, mortgage banking companies and various other financial service providers.
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
Growth of Corporation
The following table sets forth certain information regarding the growth of the Corporation:

	Balances as of December 31,
	(in thousands)
	2005	2004	2003	2002	2001
Total Assets	$477,225	$456,910	$450,342	$420,686	$392,978
Loans	372,855	357,377	347,086	327,117	286,280
Securitites	62,373	64,348	55,435	44,611	55,989
Noninterest-Bearing Deposits	71,415	71,785	69,234	62,232	62,938
Interest-Bearing Deposits	350,670	327,478	329,839	311,840	288,731
Total Deposits	422,086	399,263	399,073	374,072	351,669
Shareholders’ Equity	49,446	45,716	41,235	37,580	32,404
Through 2005, the Bank operated nine branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one is a grocery store branch located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In the time period presented, the Bank’s deposits grew due to general growth in the county and increased usage of the wholesale funding market.
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
Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Corporation. Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.
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
Dividends. The Corporation is an entity separate and distinct from the Bank. Most of the Corporation’s revenues are received by it in the form of dividends paid by the Bank. Thus, the Corporation’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank’s ability to pay dividends as described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by Bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Corporation for an insured bank which fails to meet specified capital levels.
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

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category, such as the Bank, to .27% of deposits in the highest risk category.
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

	Total	Tier 1
	Risk-Based	Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less
As of December 31, 2005, each of the Bank’s ratios exceeded minimum requirements for the well capitalized category.
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
Dividends. Under federal law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock to the Corporation. The Bank may not pay dividends except out of undivided net profits then on hand after deducting its losses and bad debts. In addition, the Bank is required by federal law to obtain the prior approval of the OCC for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice.
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

Item 1A.	Risk Factors.
We are in the business of lending, which involves substantial credit risk, and our allowance for loan losses may not be sufficient to cover actual loan losses.
If our loan customers do not repay their loans according to their respective terms, and if we are unable to collect on the loans through foreclosure of any collateral securing repayment, we may experience significant credit losses, which could have a material adverse effect on our operating results. We have established an allowance for loan losses that is intended to approximate credit losses and prevent negative effects on our operating results as a result of loan losses. In determining the size of the allowance, we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In doing so, we rely primarily on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income.
As of December 31, 2005, approximately 82% of the Bank’s loan portfolio is commercial loans. Of these, approximately 49% are loans made for land development, single family home construction and leasing of commercial properties. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater then that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.

In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
Fluctuations in interest rates could reduce our profitability.
We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us, and our earnings may be negatively affected.
We rely heavily on our management team, including our loan officers, and the unexpected loss of key employees may adversely affect our operations.
As a community bank, our success depends largely on our ability to attract and to retain key employees who are experienced in banking and financial services and who have developed relationships within the communities served by our Bank. Our ability to retain these key employees will continue to be important to our business and financial results. The unexpected loss of services of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
Competition with other financial institutions and financial service providers could adversely affect our profitability.
We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on bank holding companies. As a result, these non-bank competitors may have an advantage over us in providing certain services, and this competition may reduce or limit our margins on banking services, reduce our market share, and adversely affect our results of operations and financial condition.
As a community bank, our financial condition is dependent, in part, on the general economic condition of the communities we serve.
Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions. In addition, a general downturn in the national economy may impact our operations.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision, and examination by federal banking authorities. Any change in applicable legislation could have a substantial impact on us and our bank and its operations. Additional legislation may be enacted or adopted in the future that could significantly affect our powers, authority, and operations, which could increase our costs of doing business and, as a result, give an advantage to our competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.

We may face challenges in managing our operational risks as we grow.
Like other financial services companies, we face a number of operational risks, including the potential for processing errors, internal or external fraud, failure of computer systems, and external events beyond our control such as natural disasters. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. Our growth may strain our existing managerial resources and internal monitoring, accounting, and reporting systems.
Item 1B. Unresolved Staff Comments. None.

Item 2.	Properties.
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

Item 3.	Legal Proceedings.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of 2005.
Additional Item –Executive Officers
Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
The Corporation’s executive officers as of December 31, 2005 are as follows:
Herbert W. Bursch (Age 53), President, Chief Executive Officer, and Director of the Corporation and the Bank since May 2004; Senior Vice President, Chief Operations Officer, from February 2004 to May 2004; and Senior Vice President, Retail Banking, from December 1999 to February 2004, of the Bank.
Nancy Morgan (Age 55), Senior Vice President, Human Resources of the Bank since October 2001; and Vice President, Human Resources, of the Bank from June 1999 to October 2001.
Janice B. Trouba (Age 44), Senior Vice President, Chief Financial Officer, of the Bank since May 2003; Senior Vice President, Accounting, from October 2002 to May 2003 of the Bank; and Vice President, Accounting; Citizens Banking Corporation 1997 to October 2002.
Violet Gintsis (Age 46), Senior Vice President, Senior Lender, of the Bank since December 2005; and Vice President and Team Leader, Commercial and Business Banking; Fifth Third Bank May 2000 to December 2005.

Susan D. Burns (Age 55), Senior Vice President, Sales and Marketing, of the Bank since July 2004; and Senior Marketing Manager, Key Bank (Michigan) from June 2000 to July 2004.
All executive officers were made officers of the Bank at their time of employment with the Bank.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is not an established trading market for the Corporation’s Common Stock. Information regarding its market price can be obtained on the internet at nasdaq.com, symbol FNHM. There is one market maker for the stock. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. It is the understanding of the management of the Corporation that over the last two years the Corporation’s Common Stock has sold at a premium to book value. From January 1, 2004, through December 31, 2005, there were, so far as the Corporation’s management knows, a total of 434,112 shares of the Corporation’s Common Stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. During 2005, the highest and lowest prices known to management involving sales of more than 200 shares were $31.75 and $25.00 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on March 1, 2006 at a price of $26.00 per share.
As of March 1, 2006, there were approximately 915 holders of record of the Corporation’s Stock. The following table sets forth the range of high and low sales prices of the Corporation’s Common Stock during 2004 and 2005, based on information made available to the Corporation, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.
Sales prices, for sales involving more than 200 shares, and dividend information for the years 2004 and 2005 are as follows:

Sale Prices		Cash Dividends Declared
High	Low
$29.98	$26.00	$0.17
$31.50	$27.00	$0.17
$31.25	$27.55	$0.19
$32.00	$28.50	$0.19

Sale Prices		Cash Dividends Declared
High	Low
$31.75	$28.05	$0.19
$31.00	$27.95	$0.19
$31.00	$27.85	$0.21
$27.95	$25.00	$0.21
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
The Corporation did not repurchase any of its stock during the fourth quarter of 2005, nor has the Corporation’s Board adopted or approved a stock repurchase program.

Item 6.	Selected Financial Data.

	SUMMARY FINANCIAL DATA
	(in thousands, except per share data)
	2005	2004	2003	2002	2001
Income Statement Data:
Interest income	$29,315	$24,992	$24,856	$25,729	$27,095
Interest expense	7,054	5,606	6,167	8,017	10,861
Net interest income	22,261	19,386	18,689	17,712	16,234
Provision for loan losses	3,037	1,190	1,270	625	900
Noninterest income	3,820	4,110	3,874	3,621	3,120
Noninterest expense	13,653	13,287	12,848	11,775	11,061
Income before tax	9,391	9,019	8,445	8,933	7,393
Net income	6,507	6,291	5,891	6,304	5,220
Per Share Data(1):
Basic net income per share	$2.03	$1.98	$1.86	$2.00	$1.66
Diluted net income per share	2.03	1.97	1.86	2.00	1.66
Dividends paid	0.80	0.72	0.68	0.63	0.60
Weighted average basic shares outstanding	3,200,146	3,185,025	3,162,836	3,152,739	3,141,118
Weighted average diluted shares outstanding	3,200,518	3,186,142	3,162,836	3,152,739	3,141,118
Balance Sheet Data:
Total assets	$477,225	$456,910	$450,342	$420,686	$392,978
Loans, net	372,855	357,377	347,086	327,117	286,280
Allowance for loan losses	6,991	6,093	5,434	5,794	5,668
Deposits	422,086	399,263	399,073	374,072	351,669
Shareholders’ equity	49,446	45,716	41,235	37,580	32,404
Ratios:
Dividend payout ratio	39.15%	36.34%	36.51%	31.40%	36.12%
Equity to asset ratio	10.18%	9.71%	9.32%	8.80%	8.69%

(1)	Per share data for 2001 — 2002 has been restated to give effect to the two-for-one stock split, payable as a dividend of one share for each share of the Corporation’s stock held of record july 1, 2002, paid July 10, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion provides information about the consolidated financial condition and results of operations of FNBH Bancorp, Inc. (“Corporation”) and its subsidiaries, First National Bank in Howell (“Bank”) and HB Realty Co., and should be read in conjunction with the Consolidated Financial Statements.
Included or incorporated by reference in this document are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Corporation’s management as well as on assumptions made by, and information currently available to, the Corporation at the times such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, factors set forth below in this Report generally, and certain economic and business factors, some of which may be beyond the control of the Corporation. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

FINANCIAL CONDITION
At year end 2005, total assets were $477,225,000 representing a 4.4% increase from the prior year when assets were $456,910,000. Investment securities decreased $2 million (3.1%) to $62,373,000 while gross loans increased $15.5 million (4.3%) to $372,855,000. Deposits increased $22.8 million (5.7%) to $422,086,000. Stockholders’ equity increased $3.7 million (8.2%) to $49,446,000.
Securities
During 2005, securities decreased due to higher loan demand in the first two quarters of 2005. Purchased certificates of deposit increased $1.1 million in 2005 compared to 2004. At year end the Bank had $4,820,000 million in short term investments, a decrease of $860,000 million from the $5,680,000 reported the previous year.
The following table sets forth the book value of held to maturity securities and the fair value of available for securities at December 31:

	(in thousands)
	2005	2004	2003
Held to maturity:
States and political subdivisions	$16,426	$16,009	$15,051

Available for sale:
U.S. Treasury and government agencies	$31,384	$29,738	$22,151
Corporate securities	1,005	1,038	4,637
Mortgage-backed securities	12,405	16,432	12,513
FRB Stock	44	44	44
FHLBI Stock	1,109	1,087	1,039

Total	$45,947	$48,339	$40,384

The following table sets forth contractual maturities of securities (at amortized costs) at December 31, 2005 and the weighted average yield of such securities:

	(dollars in thousands)
			Maturing After		Maturing After
	Maturing Within		One But Within		Five But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
States and political subdivisions	$2,385	6.89%	$7,307	6.49%	$1,882	5.91%	$4,852	6.45%

Tax equivalent adjustment for calculations of yield	$46		$142		$37		$94

Available for sale
U.S. Agency	$7,238	3.43%	$24,857	3.37%	$—	—	$—	—
Corporate bonds	1,000	6.10%	—	—	—	—	—	—
Mortgage backed securities	170	5.50%	2,421	5.00%	1,591	4.00%	8,437	5.65%
FRB Stock	—	—	—	—	—	—	44	6.00%
FHLBI Stock	—	—	—	—	—	—	1,109	4.29%

Total	$8,408	3.79%	$27,278	3.51%	$1,591	4.00%	$9,590	5.49%

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

			Rate on Tax
	Tax-Exempt Rate	Adjustment	Equivalent Basis
Under 1 year	4.95%	1.94%	6.89%
1-5 years	4.55%	1.94%	6.49%
5-10 years	3.97%	1.94%	5.91%
10 years or more	4.51%	1.94%	6.45%
The following table shows the percentage composition of the securities portfolio as of December 31:

	2005	2004	2003
U.S. Treasury & agency securities	50.3%	46.2%	39.9%
Agency mortgage backed securities	19.9%	25.5%	22.6%
Tax exempt obligations of states and political subdivisions	26.3%	24.9%	27.1%
Corporate bonds	1.6%	1.6%	8.4%
Other	1.9%	1.8%	2.0%

Total securities	100.0%	100.0%	100.0%

Loans
The loan personnel of the Bank are committed to making quality loans that produce acceptable rates of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $15,478,000 (4.3%) in 2005.
As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes and subsequently sells fixed rate long-term mortgages, which conform to secondary market standards. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on sold mortgages, thereby furthering the customer relationship and adding to servicing income. During 2005, the Bank sold $4,297,000 in residential mortgages as compared to $3,799,000 in 2004.
The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet Bank loan guidelines. During 2005, the Bank made approximately $5,809,000 in variable rate mortgage loans which are retained in the mortgage portfolio.
The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans. Commercial real estate loans at December 31, 2005 include $173,650,000 in loans secured by commercial and retail property, with the remaining $3,767,000 secured by multi-family units. The most significant loan growth was in construction and land development and commercial secured by real estate which increased $26,410,000 (11.8%) compared to the prior year. Loans secured by first mortgages on residential properties and consumer loans experienced a decrease of $11,386,000 (14.2%) due to weak demand from retail consumers as a result of increasing interest rates and a weak economy. This decrease was only partially offset by an increase in home equity lines of $3,733,000 (23.3%) which was the result of a promotional interest-only rate product. At December 31, 2005, the Bank had $4.2 million of home equity interest-only loans, $3.4 million of which have a promotional rate of 3.99% until February 1, 2006. These interest-only loans represent 11.6% of total consumer loans and 1.1% of total loans.

The following table shows the balance and percentage composition of loans as of December 31:

	(dollars in thousands)
	2005		2004		2003		2002		2001
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$46,391	12.4%	$53,059	14.8%	$46,845	13.5%	$37,202	11.3%	$27,456	9.6%
Residential home equity/other junior liens	19,750	5.3%	16,017	4.5%	13,999	4.0%	11,184	3.4%	8,066	2.8%
Construction, land development and farmland	72,572	19.4%	59,873	16.7%	54,554	15.7%	49,516	15.1%	42,221	14.7%
Commercial	177,417	47.5%	163,706	45.7%	165,464	47.5%	153,720	46.9%	118,191	41.2%
Consumer	22,247	6.0%	26,965	7.5%	25,842	7.4%	25,261	7.7%	22,719	7.9%
Commercial	29,230	7.8%	31,772	8.9%	33,947	9.8%	43,276	13.2%	59,602	20.8%
Other	6,104	1.6%	6,991	1.9%	7,366	2.1%	7,801	2.4%	8,870	3.0%

Total gross loans	373,711	100.0%	358,383	100.0%	348,017	100.0%	327,960	100.0%	287,125	100.0%
Net unearned fees	(856)		(1,006)		(931)		(843)		(845)

Total Loans	$372,855		$357,377		$347,086		$327,117		$286,280

The loan portfolio is periodically reviewed and the results of these reviews are reported to the Bank’s Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to assist the Bank in evaluating the adequacy of the allowance for loan losses.
The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2005, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Maturing
	(dollars in thousands)
		After one
	Within One	but within	After five
	Year	five years	years	Total
Real estate construction and land development	$45,707	$26,297	$—	$72,004
Real estate other (secured by commercial and multi-family)	38,749	127,150	11,518	177,417
Commerical (secured by business assets or unsecured)	14,318	14,256	656	29,230
Other (loans to farmers, political subdivisions, and overdrafts)	1,727	2,797	1,580	6,104

Totals	$100,501	$170,500	$13,754	$284,755

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	(dollars in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$110,638	$59,862
Due after five years	11,184	2,570
The Bank’s loan personnel have endeavored to make high quality loans using well established policies and procedures and a thorough loan review process. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the Board or the entire Board. The Bank has hired an independent contractor to review the quality of the loan portfolio on a regular basis.

Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans and other nonperforming assets, as of December 31, is presented in the table below:

	(dollars in thousands)
	2005	2004	2003	2002	2001
Nonperforming Loans and Assets:
Nonaccrual loans	$5,234	$1,146	$4,293	$3,288	$2,636
Loans past due 90 days and still accruing	391	288	—	809	361

Total nonperforming loans	5,625	1,434	4,293	4,097	2,997
Other real estate	680	735	65	738	—

Total nonperforming assets	$6,305	$2,169	$4,358	$4,835	$2,997

Nonperforming loans as a percent of total loans	1.51%	0.40%	1.24%	1.25%	1.04%
Allowance for loan losses as a percent of nonperforming loans	124%	425%	127%	141%	189%
There were no other interest bearing assets, at December 31, 2005, that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.
The loan portfolio has no significant concentrations in any one industry. There were no foreign loans outstanding at December 31, 2005.
Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, loans which have been renegotiated to less than market rates, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Nonperforming assets increased in 2005 due principally to (i) the default on two loans totaling $2,300,000, both secured by real estate, which are in the process of bankruptcy and/or foreclosure, and (ii) higher loan delinquencies caused in part by the weakened local economy causing cash flow problems for our borrowers and further aggravated by increasing interest rates which affect our residential home developers and builders. During the first quarter of 2006, the Bank classified $2,500,000 of commercial loans as nonaccrual which increase the level of nonperforming loans. Management believes these loans were adequately reserved for as of December 31, 2005. Nonperforming loans are reviewed regularly for collectability and any uncollectible balances are promptly charged off.
Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of Loan, totaled approximately $10,100,000 at December 31, 2005, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $6,000,000 of commercial loans separately identified as impaired. Impaired loans totaled $5,900,000 at December 31, 2004, and $9,600,000 at December 31, 2003. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis. Impaired loans increased in 2005 in part due to lower appraised values on classified loans.
During 2005, the Bank charged off loans totaling $2,254,000 and recovered $262,000 for a net charge off amount of $1,992,000. The Bank had net charge offs totaling $748,000 in 2004 and $1,106,000 in 2003. Charge offs increased in 2005 due to increased bankruptcies in both commercial and consumer customers as well as lower appraised values of real estate as a result of the local economic conditions. Due partially, to the increased level of charge offs the provision in 2005 was higher than that recorded in 2004 as the allowance is impacted by the level of charge offs.
The allowance for loan losses totaled $6,991,000 at year end which was 1.88% of total loans, compared to $6,093,000 (1.70%) in 2004, and $5,434,000 (1.57%) in 2003. The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, and an analysis of the following environmental factors: delinquency trends, delinquency levels, loss trends, concentrations of credit, economic trends, loan growth, and management changes. Management continues to refine its techniques in this analysis. Economic factors considered in arriving at the loan loss reserve adequacy as of December 31, 2005, included low levels of consumer confidence, a rising interest rate environment, increased bankruptcies and the unemployment rate. When all environmental factors were considered, management determined that the $2,890,000 provision and resulting $6,991,000 allowance were appropriate. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change, the provision and resulting allowance may also change. Additional discussion regarding the provision for loan losses can be found under “Provision for Loan Losses” in this Item 7.
The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is the Corporation’s critical accounting policy, for each of the years ended December 31:

	(dollars in thousands)
	2005	2004	2003	2002	2001
Loans:
Average daily balance of loans for the year	$366,877	$340,859	$340,384	$311,060	$270,776
Amount of loans outstanding at end of year	372,855	357,377	347,086	327,117	286,280
Components:
Allowance for loan losses
Balance, beginning of year	$6,093	$5,434	$5,794	$5,668	$5,193
Loans charged off:
Real estate mortgage	26	—	—	—	—
Commercial	1,436	379	1,014	598	322
Consumer	792	543	269	169	195

Total charge offs	2,254	922	1,283	767	517
Recoveries to loans previously charged off:
Real estate mortgage	—	—	—	—	—
Commercial	120	70	112	177	47
Consumer	142	104	65	91	45

Total recoveries	262	174	177	268	92

Net loans charged off	1,992	748	1,106	499	425
Additions to allowance charged to operations	2,890	1,407	746	625	900

Balance, end of year	6,991	6,093	5,434	5,794	5,668

Reserve for unfunded credit commitments
Balance, beginning of year	307	524	—	—	—
Additions (reductions) to reserve charged to operations	147	(217)	524	—	—

Balance, end of year	454	307	524	—	—

Total allowance for loan losses and reserve for unfunded credit commitments	$7,445	$6,400	$5,958	$5,794	$5,668

Ratios:
Net loans charged off to average loans outstanding	0.54%	0.22%	0.32%	0.16%	0.16%
Allowance for loan losses to outstanding	1.88%	1.70%	1.57%	1.77%	1.97%

The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(dollars in thousands)
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$5,864	81.9%	$4,877	80.3%	$5,027	80.1%	$5,166	80.2%	$2,244	79.1%
Consumer	850	9.7%	825	10.1%	101	10.1%	406	10.3%	160	11.3%
Real estate	277	8.4%	391	9.6%	306	9.8%	222	9.5%	26	9.6%
Unallocated	—		—		—		—		3,238

Total	$6,991	100.0%	$6,093	100.0%	$5,434	100.0%	$5,794	100.0%	$5,668	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(dollars in thousands)
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$199	81.9%	$148	80.3%	$493	80.1%
Consumer	255	9.7%	158	10.1%	29	10.1%
Real estate	—	8.4%	1	9.6%	2	9.8%

Total	$454	100.0%	$307	100.0%	$524	100.0%

Deposits
Deposit balances of $422,086,000 at December 31, 2005 were approximately $22,800,000 higher than the previous year end. Because year end deposit balances can fluctuate, it is more meaningful to analyze changes in average balances. Average deposits increased 4.8% in 2005 compared to 2004. Average demand deposits increased $2.8 million (3.9%) while average NOW, savings and money market deposit account (MMDA) balances decreased $8.4 million (4.6%). Average certificates of deposit increased $24.6 million (17.8%). Management generated deposits in 2005 with various rate specials on selected certificates and by increased use of wholesale funding sources. Average noninterest bearing deposits grew by 7.2% from 2003 to 2004, average NOW, savings, and MMDA balances grew 7.1% from 2003 to 2004, and average certificates of deposit grew 1.9% from 2003 to 2004.
The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(dollars in thousands)
	2005		2004		2003
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$73,243	0.00%	$70,477	0.00%	$65,719	0.00%
NOW, savings & MMDA	176,347	0.79%	184,792	0.64%	172,611	0.85%
Time deposits	163,066	3.30%	138,463	2.92%	135,842	3.16%

Total	$412,656	2.00%	$393,732	1.33%	$374,172	1.54%

See Note 9, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2005.
The decline in NOW, savings, and MMDA was primarily in MMDAs which decreased 9.8% on average from 2004 to 2005. This decline is attributable to consumers’ and business’ preference for time certificates in this higher rate environment. Average personal MMDAs decreased 16.8% while business accounts decreased 14.2% on average, and public MMDAs remain unchanged compared to the prior year. Average personal MMDA accounts increased 7.0%, business accounts decreased 7.8% and public accounts increased 18.9% from 2003 to 2004.

The majority of the Bank’s deposits are from core customer sources, representing long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The Bank does issue brokered certificates of deposit in the market to meet liquidity needs with alternative funding sources and had an average balance of brokered certificates in 2005 of $23.9 million compared to $11.9 million in 2004. As of December 31, 2005, $26.6 million of these brokered certificates were over $100,000 as compared to $4.8 million as of December 31, 2004.
Capital
The Corporation’s capital at year end totaled $49,446,000, a $3,730,000 (8.2%) increase compared to capital of $45,716,000 at December 31, 2004 and $41,235,000 at December 31, 2003, an increase of 10.9%. Included in capital at December 31, 2005 is a $607,000 net of tax unrealized loss on investment securities available for sale.
Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for “well capitalized” institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank’s leverage ratio was 10.58% at year end 2005. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank’s was 12.63% at year end 2005. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank’s total risk based capital ratio was 13.89% at year end 2005. The Bank’s strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.
The following table lists various Bank capital ratios at December 31:

	2005	2004	2003
Average equity to average asset ratio	10.18%	9.71%	9.32%
Tier 1 leverage ratio	10.58%	9.65%	8.95%
Tier 1 risk-based capital	12.63%	11.54%	10.47%
Total risk-based capital	13.89%	12.80%	11.73%
The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 2005, the Corporation paid dividends totaling $2,548,000, or 39.2% of earnings. Book value of the stock was $15.51 at year end.
Liquidity and Funds Management
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0). Additional requirements of the policy are that when credit available from the Federal Home Loan Bank of Indianapolis (FHLBI) is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets; and when brokered CDs and Federal Funds (Fed Funds) lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of December 31, 2005, the Bank had excess liquidity of at least 4.6% of assets under any of the above standards.
Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers.
It is the intention of the Bank’s management to handle unexpected liquidity needs through its Fed Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a $37,700,000 line of credit available at the FHLBI and the Bank has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. At December 31, 2005, the Bank had $1,785,000 in borrowings against the line. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker, pledging Treasury and Agency securities as collateral.

In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.
Throughout the past year, Fed Funds Sold balances averaged approximately $9,880,000. Periodically, the Bank borrowed money through the Fed Funds market and through short term advances from the FHLBI. Fed Funds Purchased balances averaged $537,000 and short term FHLBI advances averaged $2,074,000 for 2005.
Contractual Obligations and Commitments
The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2005:

	Within	One to	Three to	Over
(in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity(1)	$246,020	$—	$—	$—	$246,020
Consumer and brokered certificates of deposits(2)	131,147	38,400	12,474	28	182,049
Long term advances(2) (3)	412	832	836	—	2,080
Operating leases(4)	47	35	—	—	82
Purchase obligations(5)	237	4	—	—	241

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2005. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations.

(3)	See Note 10, “Other Borrowings,” in Notes to Consolidated Financial Statements.

(4)	See Note 14, “Leases,” in Notes to Consolidated Financial Statements.

(5)	Purchase obligations amounts relate to certain contractual payments for services provided for information technology, data processing and training consultants.
The following table lists significant commitments by maturity date as of December 31, 2005:
		One to
	Within	Three	Three to	Over
(in thousands)	One Year	Years	Five Years	Five Years	Total
Commericial loans	$31,003	$9,472	$923	$—	$41,398
Commercial construction loans	6,679	7	2,686	—	9,372
Consumer loans	9,708	2,553	3,997	—	16,258
Standby letters of credit	2,789	411	—	—	3,200
Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
Quantitative and Qualitative Disclosures about Market Risk
In addition to monitoring liquidity, ALCO reviews other areas of the Bank’s performance. This committee discusses the current economic outlook and its potential impact on the Bank and current interest rate forecasts. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. Also, the quality of the loan portfolio is reviewed in light of the current allowance, and the Bank’s exposure to market risk is reviewed.
Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. ALCO’s objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which reflects the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 19, “Financial Instruments with Off-Balance-Sheet Risk” in Notes to Consolidated Financial Statements).

The table below shows the scheduled maturity and repricing of the Bank’s interest sensitive assets and liabilities as of December 31, 2005:

	(dollars in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total

Assets:
Loans	$174,416	$53,282	$133,719	$4,447	$365,864
Securities	2,056	12,931	41,174	6,212	62,373
Certificates of deposit	1,571	3,828	1,767	—	7,166
Short term investments	4,820	—	—	—	4,820

Total assets	$182,863	$70,041	$176,660	$10,659	$440,223

Liabilities:
NOW, savings, & MMDA	$87,919	$—	$—	$86,686	$174,605
Time deposits	48,955	78,290	48,663	157	176,065
FHLBI advances	304	—	1,481	—	1,785

Total liabilities	$137,178	$78,290	$50,144	$86,843	$352,455

Rate sensitivity GAP:
GAP for period	$45,685	$(8,249)	$126,516	$(76,184)
Cumulative GAP	45,685	37,436	163,952	87,768
The preceding table sets forth the time periods in which earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The entire balance of NOW, savings, and MMDA are not categorized as 0-3 months, although they are variable rate products. Some of these balances are core deposits and are not considered rate sensitive. Allocations are made to time periods based on the Bank’s historical experience and management’s analysis of industry trends.
In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 17% asset sensitive at year end, compared to 42% asset sensitive the previous year. Asset sensitivity indicates that the asset base exceeds the funding base, indicating that the Bank will benefit from rising rates in the short term. The rate sensitivity in 2005 was impacted by higher short term liability balances only partially offset by higher short term assets.
Because of the Bank’s asset sensitive position, if market interest rates decrease, this positive GAP position indicates that the interest margin would be negatively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, indicates that a 200 basis point decrease in interest rates would reduce net interest income by approximately 7% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 1% in the first year.

The following table shows the fair market value for interest earning assets and interest bearing liabilities as of December 31, 2005 (on a taxable equivalent basis):

	(dollars in thousands)
	Carrying Value	Average Interest Rate	Estimated Fair Value
Assets:
Loans, net	$365,864	7.19%	$364,595
Securities	62,373	4.46%	62,711
Certificates of deposit	7,166	3.07%	7,129
Short term investments	4,820	3.12%	4,811

Liabilities:
NOW, savings, & MMDA	$174,605	0.79%	$174,605
Time deposits	176,065	3.30%	174,853
FHLBI advances	1,785	7.56%	1,877
Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of other loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. Because they have a one day maturity, the carrying value is used as fair value for short term investments. The fair value of deposits with no stated maturity, such as NOW, savings, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit and FHLBI borrowings are estimated using rates currently offered for products with similar remaining maturities.
RESULTS OF OPERATIONS
Net income was $6,500,000 in 2005, a $200,000 (3.4%) increase compared to net income of $6,300,000 in 2004, an increase of 6.8% from 2003 net income of $5,900,000.
The ratio of net income to average shareholders’ equity and to average total assets, for the years ended December 31 follow:

	2005	2004	2003	2002	2001
Net income as a percent of:
Average common equity	13.63%	14.51%	14.90%	17.97%	16.80%
Average total assets	1.39%	1.41%	1.39%	1.58%	1.46%
Net Interest Income
Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank’s interest margin increased 36 basis points in 2005 as a result of an increase of 61 basis points in yield on earning assets, offset by an increase of 35 basis points in the interest cost on deposits and borrowings. In 2004, the interest margin decreased 10 basis points as a result of a decrease of 32 basis points in yield on earning assets, partially offset by a decrease of 26 basis points in the interest cost on deposits and borrowings.

The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2005, 2004, and 2003.

	Yield Analysis of Consolidated Average Assets and Liabilities
	(dollars in thousands)
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Short term investments	$9,930	$309.5	3.12%	$14,587	$166.0	1.14%	$9,625	$103.4	1.07%
Certificates of deposit	6,551	201.1	3.07%	3,817	95.8	2.51%	3,135	109.2	3.48%
Securities: Taxable	48,272	1,821.4	3.77%	46,914	1,843.6	3.93%	29,550	1,205.3	4.08%
Tax-exempt (1)	16,029	1,048.3	6.54%	15,612	1,083.4	6.94%	15,845	1,109.0	7.00%
Commercial loans (2)(3)	297,423	21,673.2	7.29%	270,349	17,666.2	6.53%	273,913	18,168.7	6.63%
Consumer loans (2)(3)	36,259	2,760.9	7.61%	36,061	2,703.5	7.50%	33,494	2,673.0	7.98%
Mortgage loans (2)(3)	33,195	1,954.6	5.89%	34,449	1,910.6	5.55%	32,977	1,964.1	5.96%

Total earning assets and total interest income	447,659	$29,769.0	6.65%	421,789	$25,469.1	6.04%	398,539	$25,332.7	6.36%
Cash and due from banks	11,352			12,508			13,018
All other assets	16,940			18,202			18,333
Allowance for loan losses	(6,743)			(5,921)			(5,871)

Total assets	$469,208			$446,578			$424,019

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOW, savings & MMDA	$176,346	$1,398.5	0.79%	$184,792	$1,175.8	0.64%	$172,611	$1,468.5	0.85%
Time deposits	163,065	5,374.4	3.30%	138,463	4,041.8	2.92%	135,842	4,288.9	3.16%
Short term borrowings	2,611	78.0	2.98%	626	12.2	1.95%	1,300	17.7	1.37%
FHLBI advances	2,688	203.1	7.56%	5,080	376.1	7.40%	5,337	391.7	7.34%

Total interest bearing liabilities and total interest expense	344,710	7,054.0	2.05%	328,961	5,605.9	1.70%	315,090	6,166.8	1.96%

Noninterest bearing deposits	73,243			70,477			65,719
All other liabilities	3,507			3,784			3,671
Shareholders’ Equity	47,748			43,356			39,539

Total liabilities and shareholders’ equity	$469,208			$446,578			$424,019

Interest spread			4.60%			4.34%			4.40%

Net interest income-FTE		$22,715.0			$19,863.2			$19,165.9

Net interest margin			5.07%			4.71%			4.81%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans of $3,359,000 in 2005, $ 2,462,000 in 2004 and $4,751,000 in 2003 are included in the average daily loan balance.

(3)	Interest on loans includes origination fees totaling $644,000 in 2005, $726,000 in 2004 and $720,000 in 2003.
Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods or is considered in determining the gain or loss on the sale of real estate mortgage loans.

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	(dollars in thousands)
	Year ended December 31, 2005			Year ended December 31, 2004
	compared to			compared to
	Year ended December 31, 2004			Year ended December 31, 2003
	Amount of Increase (Decrease) Due to Change in
			Total			Total
			Amount			Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	Decrease	Volume	Rate	Decrease
Interest Income:
Short term investments	$(53)	$197	$144	$53	$9	$62
Certificates of deposit	69	36	105	24	(37)	(13)
Securities:
Taxable	53	(75)	(22)	708	(70)	638
Tax Exempt	29	(64)	(35)	(16)	(9)	(25)
Loans	1,701	2,407	4,108	32	(557)	(525)

Total interest income	$1,799	$2,501	$4,300	$801	$(664)	$137

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$(54)	$276	$222	$104	$(396)	$(292)
Time deposits	718	615	1,333	83	(330)	(247)
Short term borrowings	39	27	66	(9)	4	(5)
FHLBI advances	(177)	4	(173)	(19)	3	(16)

Total interest expense	$526	$922	$1,448	$159	$(719)	$(560)

Net interest income (FTE)	$1,273	$1,579	$2,852	$642	$55	$697
Tax equivalent net interest income increased $2,852,000 in 2005. The increase was primarily the result of a $4,300,000 increase in interest income offset by a $1,448,000 increase in interest expense. The increase in interest income is attributable to an increase in average earning assets of $25,870,000 during the year and an increase of 61 basis points in the interest rate earned on assets. Tax equivalent loan interest income was $4,108,000 higher in 2005 than the previous year. The increase was due to an increase of 65 basis points in the rate of interest earned on loans along with an increase in average balances $26,018,000 in 2005. The increase in rates is due to the prime rate increasing 200 basis points during 2005 offset by continued competitive loan pricing. The increase in loans is due to increased demand primarily in the first and second quarter of 2005. In 2004, tax equivalent loan interest was $525,000 less than 2003 due to a decrease of 16 basis points in the rate of interest earned on loans even with a small increase of $475,000 in the average loan balance.
Income on taxable securities decreased $22,000 in 2005 due to a decline of 16 basis points in yield offset by a $1,358,000 increase in average balances. In 2004, deposit growth exceeded loan growth and there were additional funds available for investment securities with an increase in average taxable investment securities of $17,364,000 and increase of $638,000 interest income compared to 2003. Tax equivalent income on tax-exempt bonds decreased $35,000 in 2005 due to a decline of 40 basis points in yield offset by a $417,000 increase in average balances. The decrease in yields was the result of (i) the maturity and/or calls on bonds that were purchased at slightly higher rates than that of the average portfolio and (ii) the flatness of the yield curve during 2005. Interest income on short term investments increased $144,000 due to an increase in yield of 198 basis points offset by a decrease of $4,657,000 in average balances. The average balance of purchased certificates increased $2,734,000. The interest yield increased 56 basis points primarily the result of the certificates purchased in 2005, which had higher rates than those in 2004. Interest income on purchased certificates increased $105,000 in 2005.
Interest expense increased $1,448,000 in 2005 because interest rates increased 35 basis points and average balances increased approximately $15,749,000. The interest cost for NOW, savings and MMDA accounts increased $223,000 because the interest rate paid was 15 basis points higher even though average balances decreased $8,445,000. Interest on time deposits increased $1,333,000 as a result in growth in average balances of $24,602,000 and increased interest rates of 38 basis points. Deposits shifted to time deposit in 2005 as rates increased during the year. Fed Funds and short term advances from the FHLBI were used through the third quarter of 2005. The Bank entered into two long term borrowings with the FHLBI in 2000. One of the loans, which had a balance of $1,785,000 at year end, amortizes while the other loan matured in April 2005.
Due to the flatness of the yield curve and competitive pressures on deposit pricing, net interest margin may experience compression in 2006.
In the previous year, net interest income had increased $697,000. The increase in net interest income was the result of a $136,000 increase in interest income and a decrease in interest expense of $561,000. The modest increase in interest income in 2004 was due to higher average earning assets of $23,251,000 partially offset by a decline in yield of 32 basis points. The increase in interest expense was the result of a 26 basis drop in rates paid partially offset by an increase of $13,871,000 in average interest bearing liabilities.
The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2005	2004	2003
As a percent of average earning assets:
Loans	81.96%	80.82%	85.41%
Securities	14.36%	14.82%	11.39%
Certificates of deposit	1.46%	0.90%	0.80%
Short term investments	2.22%	3.46%	2.40%

Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	39.39%	43.81%	43.31%
Time deposits	36.43%	32.83%	34.08%
Short term borrowing	0.58%	0.15%	0.33%
FHLBI advances	0.60%	1.20%	1.34%

Average interest bearing liabilities	77.00%	77.99%	79.06%

Earning asset ratio	95.41%	94.51%	93.99%
Free-funds ratio	23.00%	22.01%	20.94%
Provision for Loan Losses
The provision for loan losses increased to $3,037,000 in 2005 compared to $1,190,000 in 2004 and $1,270,000 in 2003. At year end, the ratio of the allowance for loan loss to loans was 1.88%, compared to 1.70% in 2004 and 1.57% in 2003. The increase in 2005 was deemed appropriate in light of the increase in non performing loans discussed above. Based on the levels of nonperforming and impaired loans as well as a weakened local economy, which has been impacted by rising interest rates, management expects the provision in 2006 to remain at a higher level than that experienced before 2005. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.
Noninterest Income
Noninterest income, which includes service charges on deposit accounts, trust income, loan fees, other operating income, and gain (loss) on sale of assets and security transactions, decreased approximately $290,000 (7.1%) in 2005 compared to 2004 and increased $236,000 (6.1%) in 2004 compared to 2003. The primary reason for the decrease in noninterest income was the $467,000 decrease in other income from 2004. In 2005, the Bank experienced higher than normal losses on consumer loan repossessions, and in 2004 other income includes the recognition of a nonrecurring gain of $299,000 that was deferred in 2003 on the disposition of property held for sale. Also, in 2004, the Bank experienced higher than normal gains on the sale of foreclosed real estate. Service charges and other fee income increased to $3,464,000 (4.4%) in 2005 and to $3,319,000 (5.8%) in 2004. The 2005 increase was due primarily to increased NSF charges and network income. The 2004 increase was due primarily to the recovery of a mortgage servicing right impairment recorded in 2003. Trust income increased $37,000 in 2005 and decreased $40,000 in 2004. Trust income in 2005 and 2003 included nonrecurring income of approximately $27,000 and $42,000, respectively. The $63,000 gain recognized on the sale of real estate mortgages loans in 2005 was $6,400 lower than the gains realized in 2004, which were $305,000 lower than the gains recognized in 2003. Low sales volume in 2005 increased approximately $498,000 from 2004 which was down approximately $19,400,000 from 2003 as mortgage rates began to rise in the later part of 2003 and refinancing activity decreased. There were no security sales in 2005 and 2004; there was a small gain of $4,000 in 2003 related to the call of a security.
Noninterest Expense
Noninterest expense totaled $13,700,000, a 2.8% increase over expenses of $13,300,000 in 2004, and a 3.4% increase over expenses of $12,800,000 in 2003. The most significant component of noninterest expense is salaries and employee benefits. In 2005, salaries and employee benefits expense remained unchanged at $7,200,000 from 2004, due to timing of filling open positions in 2005. Management expects costs to increase in 2006 due to new positions, filling of open positions, merit increases, and increased employee benefit costs. In 2004, salaries and employee benefit expense increased 2.7% to $7,200,000 due to salary increases, new positions and increased health care costs. Occupancy expense increased $94,000 (8.4%) in 2005 due to increased facility service costs, property taxes and utility costs. In 2004, occupancy expense increased $157,000 (16.4%) as the result of a new facility and increased utility costs. Equipment expense decreased $33,000 (3.9%) to $831,000 in 2005 due primarily to lower equipment depreciation expense. In 2004, equipment expense decreased $144,000 (14.2%) to $865,000 due to lower software amortization expense and lower equipment maintenance costs. In 2005, professional and service fees increased $58,000 (3.6%) due to increased legal fees primarily due to services related to consumer loan collections. In 2004, professional and service fees increased $399,000 (32.6%) due to increased costs associated with increased accounting fees due to the Sarbanes-Oxley Act, and increased personnel costs related to recruitment and staff development. Printing and supplies expense increased $16,000 (5.3%) in 2005 and $11,000 (3.8%) in 2004 as a result of increased customer mailings for compliance and disclosure purposes. Computer service fees increased $45,000 (15.0%) in 2005 due to an increase in outside computer services. In 2004 computer service fees increased $114,000 (61.7%) as a result of a new consumer loan automated decisioning system. Advertising expense increased $17,000 (7.5%) due to more loan and deposit campaigns on new products. In 2004, advertising expense decreased $83,000 (27.2%) from 2003. Other expenses increased $177,000 (10.9%) in 2005 due to increases in loan and collection costs offset by a decrease in NSF check and other losses. In 2004, other expenses decreased $205,000 (11.2%) primarily due to a $130,000 write down of the Challis road property held for sale in 2003, lower NSF check and other losses of $35,000 in 2004 and lower membership costs in 2004 of $33,000.
Federal Income Tax Expense
Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense increased $156,000 to $2,884,000 (5.7%) in 2005 and increased $174,000 to $2,728,000 (6.8%) in 2004. Although income tax expense increased, the effective rate remained at approximately 30% in 2005, 2004 and 2003. For further information, see Note 12, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.
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
Our methodology for determining the allowance and related provision for loan losses and reserve for unfunded credit commitments is described above in “Financial Condition – Loans”. In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. Should the factors noted above and as described in Note 1, “Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, differ from our assumptions (for example, an increase in past due loans, deterioration of the economy), our allowance for loan losses would likely be adversely impacted. It is extremely difficult to precisely measure the amount of losses that may be inherent in our loan portfolio. We attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses inherent in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different from the levels that we have recorded.

Impact of New Accounting Standards
See Note 27, “Impact of New Accounting Standards,” in Notes to Consolidated Financial Statements for discussion of new accounting standards and their impact.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8. Financial Statements and Supplementary Data.

BDO Seidman, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
FNBH Bancorp, Inc.
Howell, MI
We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2006 expressed an unqualified opinion thereon.

Grand Rapids, Michigan
February 22, 2006

BDO Seidman, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
FNBH Bancorp, Inc.
Howell, MI
We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, in Item 9A, that FNBH Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNBH Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that FNBH Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, FNBH Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), the accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended of FNBH Bancorp, Inc. and our report dated February 22, 2006 expressed an unqualified opinion thereon.

Grand Rapids, Michigan
February 22, 2006

KPMG LLP
Suite 1200
150 West Jefferson
Detroit, MI48226-4429
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FNBH Bancorp, Inc.:
We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of FNBH Bancorp, Inc. and subsidiaries (the Corporation) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FNBH Bancorp, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

Detroit, Michigan
January 16, 2004

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$19,281,982	$12,157,948
Short term investments	4,819,709	5,680,395

Total cash and cash equivalents	24,101,691	17,838,343

Certificates of deposit	7,166,000	6,091,000
Investment securities held to maturity, net (fair value of $16,763,204 at December 31, 2005 and $16,705,640 at December 31, 2004)	16,425,674	16,009,337
Investment securities available for sale, at fair value	32,388,356	30,775,695
Mortgage-backed securities available for sale, at fair value	12,405,476	16,432,188
FHLBI and FRB stock, at cost	1,153,550	1,130,650

Total investment securities	62,373,056	64,347,870

Loans:
Commercial	305,387,518	286,940,773
Consumer	36,161,235	36,077,528
Real estate mortgage	31,306,493	34,358,613

Total loans	372,855,246	357,376,914
Less allowance for loan losses	(6,991,125)	(6,092,949)

Net loans	365,864,121	351,283,965

Premises and equipment, net	10,465,856	11,086,901
Land and facilities held for sale, net	—	95,680
Other real estate owned, held for sale	679,733	735,000
Accrued interest and other assets	6,574,686	5,431,302

Total assets	$477,225,143	$456,910,061

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$71,415,340	$71,785,184
NOW	40,739,655	49,206,656
Savings and money market	133,865,335	147,298,849
Time deposits	145,927,984	122,981,856
Brokered certificates of deposit	30,137,273	7,990,365

Total deposits	422,085,587	399,262,910
Other borrowings	1,785,094	8,066,836
Accrued interest, taxes, and other liabilities	3,908,137	3,864,267

Total liabilities	427,778,818	411,194,013
Stockholders’ Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,187,374 shares issued and outstanding at December 31, 2005 and 3,179,654 shares issued and outstanding at December 31, 2004	6,225,947	6,009,181
Retained earnings	43,389,917	39,430,621
Deferred directors’ compensation	575,045	455,481
Unearned long term incentive plan	(137,407)	(151,048)
Accumulated other comprehensive loss, net	(607,177)	(28,187)

Total stockholders’ equity	49,446,325	45,716,048

Total liabilities and stockholders’ equity	$477,225,143	$456,910,061

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
December 31, 2005, 2004, and 2003

	2005	2004	2003
Interest and dividend income:
Interest and fees on loans	$26,247,716	$22,137,252	$22,666,583
Interest and dividends on investment securities:
U.S. Treasury and agency securities	1,711,402	1,667,506	975,069
Obligations of states and political subdivisions	729,222	747,483	770,269
Corporate bonds	59,959	125,381	188,463
Other securities	50,004	51,278	41,759
Interest on short term investments	315,528	166,978	104,818
Interest on certificates of deposit	201,076	95,832	109,201

Total interest and dividend income	29,314,907	24,991,710	24,856,162

Interest expense:
Interest on deposits	6,772,924	5,217,598	5,757,465
Interest on other borrowings	281,073	388,268	409,389

Total interest expense	7,053,997	5,605,866	6,166,854

Net interest income	22,260,910	19,385,844	18,689,308

Provision for loan losses	3,037,000	1,190,000	1,270,000

Net interest income after provision for loan losses	19,223,910	18,195,844	17,419,308

Noninterest income:
Service charges and other fee income	3,464,122	3,318,666	3,136,077
Trust income	284,394	246,950	287,344
Gain on sale of loans	62,512	68,881	373,516
Gain on sale/call of investments	—	—	3,823
Other	8,612	475,560	73,376

Total noninterest income	3,819,640	4,110,057	3,874,136

Noninterest expense:
Salaries and employee benefits	7,230,103	7,236,801	7,048,376
Net occupancy expense	1,208,830	1,115,030	957,710
Equipment expense	831,299	864,604	1,008,275
Professional and service fees	1,680,037	1,622,399	1,223,346
Printing and supplies	318,091	302,032	291,103
Computer service fees	344,095	299,114	184,996
Advertising	238,323	221,618	304,589
Other	1,801,865	1,625,052	1,829,715

Total noninterest expense	13,652,643	13,286,650	12,848,110

Income before federal income taxes	9,390,907	9,019,251	8,445,334

Federal income taxes	2,883,921	2,728,156	2,554,437
Net income	$6,506,986	$6,291,095	$5,890,897

Per share statistics:
Basic EPS	$2.03	$1.98	$1.86
Diluted EPS	$2.03	$1.97	$1.86
Dividends	$0.80	$0.72	$0.68
Basic average shares outstanding	3,200,146	3,185,025	3,162,836
Diluted average shares outstanding	3,200,518	3,186,142	3,162,836
See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2005, 2004, and 2003

					Accumulated
			Deferred	Unearned	Other
	Common	Retained	Directors’	Long Term	Comprehensive
	Stock	Earnings	Compensation	Incentive Plan	Income (Loss)	Total

Balances at December 31,2002	$5,465,089	$31,685,849	$—	$(247,282)	$675,958	$37,579,614

Issued 4,482 shares for long term incentive plan	110,137			(110,137)		—
Amortization of long term incentive plan				134,767		134,767
Issued 4,055 shares for employee stock purchase plan	88,722					88,722
Issued 907 shares for current directors’ fees	21,954					21,954
Issued 1,689 shares for directors’ variable fee plan	39,996					39,996
Comprehensive income:
Net income		5,890,897				5,890,897
Change in unrealized gain (loss) on investment securities available for sale, net of tax effect					(369,422)	(369,422)

Total comprehensive income						5,521,475
Cash dividends ($0.68 per share)		(2,151,047)				(2,151,047)

Balances at December 31, 2003	5,725,898	35,425,699	—	(222,652)	306,536	41,235,481

Issued 4,261 shares for long term incentive plan	115,985			(115,985)		—
Amortization of long term incentive plan				184,530		184,530
146 shares from long term incentive plan forfeited	(3,059)			3,059		—
Issued 4,352 shares for employee stock purchase plan	109,521					109,521
Issued 794 shares for current directors’ fees	22,791					22,791
Issued 1,179 shares for directors’ variable fee plan	32,092					32,092
Issued 283 shares for deferred directors’ fees	5,953					5,953
Directors’ deferred compensation (590 stock units)			18,270			18,270
Reclassification of directors’ deferred compensation (19,321 stock units)			437,211			437,211
Comprehensive income:
Net income		6,291,095				6,291,095
Change in unrealized gain (loss) on investment securities available for sale, net of tax effect					(334,723)	(334,723)

Total comprehensive income						5,956,372
Cash dividends ($0.72 per share)		(2,286,173)				(2,286,173)

Balances at December 31, 2004	6,009,181	39,430,621	455,481	(151,048)	(28,187)	45,716,048

Issued 2,325 shares for long term incentive plan	70,239			(70,239)		—
Amortization of long term incentive plan				83,880		83,880
Issued 3,687 shares for employee stock purchase plan	95,975					95,975
Issued 722 shares for current directors’ fees	20,765					20,765
Issued 986 shares for directors’ variable fee plan	29,787					29,787
Directors’ deferred compensation (4,105 stock units)			119,564			119,564
Comprehensive income:
Net income		6,506,986				6,506,986
Change in unrealized loss on investment securities available for sale, net of tax effect					(578,990)	(578,990)

Total comprehensive income						5,927,996
Cash dividends ($0.80 per share)		(2,547,690)				(2,547,690)

Balances at December 31, 2005	$6,225,947	$43,389,917	$575,045	$(137,407)	$(607,177)	$49,446,325

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,506,986	$6,291,095	$5,890,897
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,037,000	1,190,000	1,270,000
Depreciation and amortization	984,021	1,014,720	992,986
Deferred income tax expense (benefit)	(503,802)	159,167	(118,597)
Net amortization (accretion) on investment securities	15,183	(16,031)	126,508
Earned portion of long term incentive plan	83,880	184,530	134,767
Shares issued for current directors’ compensation	50,552	54,883	61,950
Shares earned for deferred directors’ compensation	119,564	24,223	—
Gain on sale/call of investments	—	—	(3,823)
Gain on sale of loans	(62,512)	(68,881)	(373,516)
Proceeds from sale of loans	6,102,540	11,285,139	23,486,120
Gain on the sale of other real estate owned, held for sale	(20,507)	(98,850)	(22,710)
(Gain) loss on sale of land and facilities held for sale	2,595	(42,716)	—
Origination of loans held for sale	(5,788,325)	(10,541,000)	(22,524,120)
Loss on disposal of equipment	19,990	—	8,958
(Increase) decrease in accrued interest income and other assets	(338,394)	(135,314)	48,167
Increase (decrease) in accrued interest, taxes, and other liabilities	(103,130)	(29,240)	906,988

Net cash provided by operating activities	10,105,641	9,271,725	9,884,575

Cash flows from investing activities:
Purchases of available for sale securities	(5,119,280)	(36,556,566)	(22,783,210)
Purchases of held to maturity securities	(2,091,712)	(4,776,698)	(234,270)
Purchases/stock dividend FHLBI stock	(22,900)	(47,900)	(38,500)
Proceeds from maturities and calls of available for sale securities	3,000,000	24,500,000	3,500,000
Proceeds from mortgage-backed securities paydowns-available for sale	3,647,345	3,660,069	5,977,649
Proceeds from maturities and calls of held to maturity securities	1,666,000	3,820,125	2,046,100
Proceeds from mortgage-backed securities paydowns-held to maturity	—	—	26,028
Purchases of certificates of deposit	(10,600,000)	(5,993,000)	(1,187,000)
Maturity of certificates of deposit	9,525,000	1,455,000	3,514,000
Purchase of loans	—	(6,279,807)	(3,000,000)
Net increase in loans	(18,690,040)	(6,996,938)	(18,662,903)
Proceeds from sale of other real estate owned, held for sale	1,043,955	990,652	760,916
Proceeds from sale of land and facilities held for sale	93,085	1,503,016	—
Capital expenditures	(382,966)	(346,912)	(2,655,515)

Net cash used in investing activities	(17,931,513)	(25,068,959)	(32,736,705)

Cash flows from financing activities:
Net increase in deposits	22,822,677	189,609	25,001,090
Payments on FHLBI note	(3,281,742)	(260,872)	(241,547)
Proceeds from issuance of short term debt	11,000,000	3,000,000	—
Repayment of short term debt	(14,000,000)	—	—
Dividends paid	(2,547,690)	(2,286,173)	(2,151,047)
Shares issued for employee stock purchase plan	95,975	109,521	88,722

Net cash provided by financing activities	14,089,220	752,085	22,697,218

Net increase (decrease) in cash and cash equivalents	6,263,348	(15,045,149)	(154,912)

Cash and cash equivalents at beginning of year	17,838,343	32,883,492	33,038,404

Cash and cash equivalents at end of year	$24,101,691	$17,838,343	$32,883,492

Supplemental disclosures:
Interest paid	$6,813,756	$5,642,097	$6,168,253
Federal income taxes paid	3,546,682	2,609,881	2,460,000
Loans transferred to other real estate	968,181	1,561,802	95,000
Properties transferred to land and facilities held for sale	—	155,690	—
Loans charged off	2,253,717	922,078	1,282,563
See accompanying notes to consolidated financial statements.

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

The Bank classifies debt and equity investments and mortgage–backed securities as follows:

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

Management reviews all securities for impairment and records other-than-temporary impairments, if any, as a component of noninterest income.

(c)	Loans

Loans are stated at their principal amount outstanding, net of an allowance for loan losses and unearned discount. Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Net unamortized deferred loan fees amounted to $856,000 and $1,006,000 at December 31, 2005 and 2004, respectively.

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

The total cost of mortgage loans originated and sold is allocated between the loan servicing right and the mortgage loan, based on their relative fair values at the date of origination. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The Bank enters into interest rate lock commitments to originate loans at a rate determined prior to funding. Interest rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. At December 31, 2005 and 2004, the fair value of interest rate lock commitments was insignificant.

Mortgage servicing rights, which are included in other assets, are periodically evaluated for impairment. For purposes of measuring impairment, mortgage servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type, term, year originated, and note rate. Impairment represents the excess of cost of an individual mortgage servicing right’s stratum over its fair value and is recognized through a valuation allowance.

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

(d)	Allowance for Loan Losses and Credit Commitments

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

The Bank also maintains a reserve for losses on unfunded credit commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The reserve is computed using the same methodology as that used to determine the allowance for loan losses. This reserve is reported as a liability on the balance sheet within accrued interest, taxes, and other liabilities, while the corresponding provision for these losses is recorded as a component of the provision for loan losses.

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

The Bank considers a loan to be impaired when it is probable that it will be unable to collect all or part of amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is accrued based on the principal amounts outstanding. The accrual of interest is generally discontinued when an impaired loan becomes 90 days past due.

(f)	Real Estate

Other real estate owned at the time of foreclosure is recorded at the lower of the Bank’s cost of acquisition or the asset’s fair market value, net of disposal cost. Any write-downs at date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets and subsequent write-downs to reflect declines in value are charged to other noninterest expense.

Real estate held for sale is recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Subsequent declines in estimated fair value and/or disposal costs are recorded as a component of noninterest expense.

(g)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization, computed on the straight-line method, are charged to operations over the estimated useful lives of the assets. Estimated useful lives range up to 40 years for buildings, up to 7 years for furniture and equipment and up to 15 years for land improvements. Leasehold improvements are generally depreciated over the shorter of the respective lease term or estimated useful life.

Premises and equipment are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Bank recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the income statement.

(h)	Advertising Costs

Advertising costs are generally expensed as incurred.

(i)	Federal Income Taxes

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

(j)	Stock-Based Compensation

At December 31, 2005 and 2004, the Corporation has two stock-based compensation plans, which are described more fully in notes 16 and 17.

(k)	Statements of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.

(l)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. The Corporation reports comprehensive income within the statement of stockholders’ equity and comprehensive income. Comprehensive income includes net income and any changes in equity from nonowner sources that are not recorded in the income statement.

(m)	Earnings Per Share

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

(n)	Reclassification

Certain reclassifications of 2004 and 2003 information have been made to conform to the current year presentation.

(2)	Certificates of Deposit

At December 31, 2005 the scheduled maturities of certificates of deposit were:

Maturing in 2006	$5,399,000
Maturing in 2007	1,571,000
Maturing in 2008	196,000

Total	$7,166,000

(3)	Investment and Mortgage-Backed Securities

A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2005 and 2004 follows:

	December 31, 2005				December 31, 2004
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	gross	gross	Fair	Amortized	gross	gross	Fair
	cost	gains	losses	value	cost	gains	losses	value
Held to maturity:
Obligations of state and political subdivisions	$16,425,674	$365,562	$(28,032)	$16,763,204	$16,009,337	$696,303	$—	$16,705,640

Total held to maturity	16,425,674	365,562	(28,032)	16,763,204	16,009,337	696,303	—	16,705,640

Available for sale:
U.S. Treasury and agency securities	32,095,107	6,068	(717,398)	31,383,777	29,975,734	61,903	(299,522)	29,738,115

Corporate bonds	1,000,062	4,517	—	1,004,579	1,001,104	36,476	—	1,037,580

Mortgage-backed securities	12,618,628	35,073	(248,225)	12,405,476	16,270,832	194,770	(33,414)	16,432,188

Total available for sale	45,713,797	45,658	(965,623)	44,793,832	47,247,670	293,149	(332,936)	47,207,883

Total securities	$62,139,471	$411,220	$(993,655)	$61,557,036	$63,257,007	$989,452	$(332,936)	$63,913,523

There were 24 securities in a continuous loss position for 12 months or more at December 31, 2005, which consisted of six asset backed securities and 18 agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are bank qualified municipals, federal agencies, or mortgage-backed securities issued by federal agencies, no other-than-temporary impairment was recorded at December 31, 2005. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at December 31, 2005 and 2004, by length of time that individual securities in each category have been in a continuous loss position:

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	gross	Fair	gross	Fair	gross	Fair
	losses	value	losses	value	losses	value
Available for sale:
U.S. Treasury and agency securities	$(188,952)	$10,414,796	$(528,446)	$18,962,912	$(717,398)	$29,377,708
Mortgage-backed securities	(89,078)	7,146,899	(159,147)	4,380,673	(248,225)	11,527,572

Total available for sale	$(278,030)	$17,561,695	$(687,593)	$23,343,585	$(965,623)	$40,905,280

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	gross	Fair	gross	Fair	gross	Fair
	losses	value	losses	value	losses	value
Available for sale:
U.S. Treasury and agency securities	$(212,126)	$21,264,600	$(87,396)	$2,912,605	$(299,522)	$24,177,205
Mortgage-backed securities	(24,430)	4,771,822	(8,984)	1,064,810	(33,414)	5,836,632

Total available for sale	$(236,556)	$26,036,422	$(96,380)	$3,977,415	$(332,936)	$30,013,837

The amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2005 and 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005		December 31, 2004
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
Held to maturity:
Due in one year or less	$2,384,602	$2,402,255	$1,279,805	$1,308,479
Due after one year through five years	7,307,216	7,495,656	8,926,155	9,398,971
Due after five years through ten years	1,881,449	1,871,800	1,953,582	2,029,413
Due after ten years	4,852,407	4,993,493	3,849,795	3,968,777

	$16,425,674	$16,763,204	$16,009,337	$16,705,640

Available for sale:
Due in one year or less	$8,238,228	$8,186,734	$3,005,150	$2,986,680
Due after one year through five years	24,856,941	24,201,622	26,992,032	26,810,797
Due after five years through ten years	—	—	979,656	978,218

	33,095,169	32,388,356	30,976,838	30,775,695

Mortgage-backed securities	12,618,628	12,405,476	16,270,832	16,432,188

	$45,713,797	$44,793,832	$47,247,670	$47,207,883

Proceeds from sales/calls of available for sale securities totaled approximately $0, $8,000,000, and $3,500,000 during 2005, 2004, and 2003, respectively; gross realized gains of $4,587 and gross realized losses of $764 were recorded as a result of sales of available-for-sale securities during 2003 (none in 2005 and 2004).

The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders’ equity at December 31, 2005 and 2004 are as follows:

	2005		2004
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
State of Michigan	$11,673,789	$11,877,846	$10,545,620	$10,971,396
Investment securities, with an amortized cost of approximately $1,792,000 at December 31, 2005 and $1,865,000 at December 31, 2004, were pledged to secure public deposits and for other purposes as required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $1,109,300 and $1,086,400 as of December 31, 2005 and 2004, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2005 and 2004, respectively, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed, by the issuer.
(4)	Loans

Loans on nonaccrual status amounted to $5,234,000, $1,146,000 and $4,293,000, at December 31, 2005, 2004, and 2003, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $270,000, $98,000, and $320,000 of interest income would have been recognized in 2005, 2004, and 2003 respectively. The Bank had no troubled-debt restructured loans at December 31, 2005 and 2004.

Details of past-due and nonperforming loans follow:

	90 days past due
	and still accruing interest			Nonaccrual
	2005	2004	2003	2005	2004	2003
Commercial and mortgage loans secured by real estate	$384,842	$285,771	$—	$4,124,339	$243,374	$4,253,075
Consumer loans	5,756	2,541	—	91,599	92,285	24,882
Commercial and other loans	—	—	—	1,018,133	810,175	14,932

Total	$390,598	$288,312	$—	$5,234,071	$1,145,834	$4,292,889

Impaired loans totaled $10.1 million, $5.9 million, and $9.6 million at December 31, 2005, 2004, and 2003, respectively. Specific reserves relating to these loans were $2.1 million, $1.7 million, and $1.6 million at December 31, 2005, 2004, and 2003, respectively.

Cash received and recognized as income on impaired loans approximated $655,000, $428,000, and $308,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Average impaired loans for the years ended December 31, 2005, 2004, and 2003 were approximately $8.3 million, $7.4 million, and $9.6 million, respectively.

Loans serviced for others including commercial participations sold, were approximately $48.9 million, $52.6 million, and $59.4 million at December 31, 2005, 2004, and 2003, respectively.

The Bank capitalized $22,000 $21,000, and $140,000, in mortgage servicing rights and incurred approximately $82,000, $94,000, and $94,000, in related amortization expense during 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, these mortgage servicing rights had a gross book value of $248,000 and $308,000, respectively, and fair value of approximately $404,000 and $355,000, respectively. The weighted average amortization period for mortgage servicing rights capitalized in 2005 is approximately 5 years. Mortgage loans with mortgage servicing rights capitalized totaled approximately $38.2 million at December 31, 2005, $38.9 million at December 31, 2004, and $43.2 million at December 31, 2003. The valuation allowance for capitalized mortgage servicing rights was $61,000 at December 31, 2005, and $103,000 at December 31, 2004.

Estimated aggregate amortization expense relating to the Bank’s mortgage servicing rights as of December 31, 2005 is as follows:

Year:
2006	$67,000
2007	53,000
2008	43,000
2009	31,000
2010	22,000
2011 and thereafter	32,000

Total	$248,000

Included in real estate loans at December 31, 2005 and 2004 were approximately $172,000 and $274,000, respectively, of fixed-rate mortgage loans held for sale. The Bank enters into forward commitments to sell these loans into the secondary market prior to origination. Additionally, the Bank had 45-day forward commitments to sell mortgages as of December 31, 2005, which had not yet been funded. These commitments approximated $166,000.

(5)	Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

The following represents a summary of the activity in the allowance for loan losses and the reserve for unfunded credit commitments for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Components:
Allowance for loan losses
Balance, beginning of year	$6,092,949	$5,434,375	$5,794,399
Loans charged off:
Real estate mortgage	25,771	—	—
Commercial	1,436,463	378,914	1,013,792
Consumer	791,483	543,164	268,771

Total charge offs	2,253,717	922,078	1,282,563
Recoveries to loans previously charged off:
Real estate mortgage	—	—	—
Commercial	120,012	69,515	111,652
Consumer	141,881	104,137	64,887

Total recoveries	261,893	173,652	176,539

Net loans charged off	1,991,824	748,426	1,106,024

Additions to allowance charged to operations	2,890,000	1,407,000	746,000

Balance, end of year	6,991,125	6,092,949	5,434,375
Reserve for unfunded credit commitments
Balance, beginning of year	307,000	524,000	—
Additions (reductions) to reserve charged to operations	147,000	(217,000)	524,000

Balance, end of year	454,000	307,000	524,000

Total allowance for loan losses and reserve for unfunded credit commitments	$7,445,125	$6,399,949	$5,958,375

(6)	Premises and Equipment

A summary of premises and equipment, and related accumulated depreciation and amortization, at December 31, 2005 and 2004 follows:

	2005	2004
Land and land improvements	$2,921,480	$2,897,502
Premises	10,035,233	10,055,978
Furniture and equipment	5,397,742	6,550,056

	18,354,455	19,503,536
Less accumulated depreciation and amortization	(7,888,599)	(8,416,635)

Premises and equipment, net	$10,465,856	$11,086,901

(7)	Land and Facilities Held for Sale

During the first quarter of 2004, the Bank transferred two pieces of property originally acquired for future expansion, and previously recorded as premises and equipment, to land and facilities held for sale. One of the properties was sold in the fourth quarter of 2004 and a gain of approximately $43,000 was recognized as a component of noninterest income. The remaining property was sold in the second quarter of 2005 and a loss of approximately $2,600 was recognized as a component of noninterest income.

(8)	Other Real Estate Owned

At December 31, 2005, the Bank owned three foreclosed properties with a lower of cost or market value of $679,733. As of December 31, 2004, the Bank owned four foreclosed properties with a lower of cost or market value of $735,000. Costs to maintain the properties are included as a component of noninterest expense. A gain or loss will be recognized upon the sale of the properties, which will be included as a component of noninterest income or expense.

(9)	Time Certificates of Deposit

At December 31, 2005, the scheduled maturities of time deposits including brokered certificates of deposit including brokered certificates of deposit with a remaining term of more than one year were:

Year of maturity:
2007	$32,072,321
2008	4,570,963
2009	7,780,142
2010	4,296,153
2011 and thereafter	22,517

Total	$48,742,096

Included in time deposits are certificates of deposit and brokered certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2005 and 2004 are as follows:

	2005	2004
Three months or less	$29,599,143	$18,229,224
Three through six months	16,225,630	6,204,213
Six through twelve months	24,527,040	4,769,590
Over twelve months	20,803,079	25,146,559

Total	$91,154,892	$54,349,586

Interest expense attributable to the above deposits amounted to approximately $2,810,000, $1,472,000, and $1,472,000 in 2005, 2004, and 2003, respectively.

(10)	Other Borrowings

The Bank has a borrowing capacity of approximately $37,700,000 with the FHLBI and had an advance outstanding balance of approximately $1,785,000 and $8,067,000 at December 31, 2005 and 2004, respectively. Variable-or fixed-rate advances are available with terms ranging from one day to 10 years. An outstanding advance requires 125% collateral coverage by one-to-four family whole-mortgage loans. A summary of the outstanding advance at December 31, 2005, follows:

	Weighted
	average
Maturity	interest rate	Amount
Fixed rate:
Within one year	7.29%	$304,281
Two years	7.29%	328,623
Three years	7.29%	354,913
Four years	7.29%	383,307
Five years	7.29%	413,970

Total long term advance		$1,785,094

(11)	Deferred Gain on the Sale of Real Estate

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

(12)	Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2005	2004	2003
Current	$3,387,723	$2,568,989	$2,673,034
Deferred	(503,802)	159,167	(118,597)

Total federal income tax	$2,883,921	$2,728,156	$2,554,437

Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2005	2004	2003
Computed “expected” tax expense	$3,192,908	$3,066,545	$2,871,414
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(325,188)	(331,745)	(336,850)
Other, net	16,201	(6,644)	19,873

Total federal income tax	$2,883,921	$2,728,156	$2,554,437

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,377,695	$2,022,336
Unrealized loss on securities available for sale	312,788	11,600
Deferred directors’ fees	195,533	154,864
Other	290,218	235,914

Total gross deferred tax assets	3,176,234	2,424,714
Deferred tax liabilities:
Deferred loan fees	153,100	158,016
Other	203,414	251,968

Total gross deferred tax liabilities	356,514	409,984

Net deferred tax asset	$2,819,720	$2,014,730

The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 2005, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.

(13)	Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2005 and 2004. Deposits to such individuals and their related interests totaled approximately $1.0 million at December 31, 2005 and $.9 million at December 31, 2004. Such loans were made in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

Loans to related parties are summarized below for the periods indicated:

	2005	2004
Balance at beginning of year	$5,179,300	$4,226,100
New loans and related parties	2,167,800	1,500,000
Loan repayments	(1,271,700)	(546,800)

Balance at end of year	$6,075,400	$5,179,300

(14)	Leases

The Bank has a noncancelable operating lease that provides for renewal options.

Future minimum lease payments under the noncancelable lease as of December 31, 2005 are as follows:

Year ending December 31:
2006	$46,660
2007	34,995

Total lease payments	$81,655

Rental expense charged to operations in 2005, 2004, and 2003 amounted to approximately $59,000, $60,000, and $60,000 respectively, including amounts paid under short term, cancelable leases.
(15)	Retirement Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. The plan expense of the Bank for 2005, 2004, and 2003 was approximately $370,000, $376,000, and $344,000, respectively.

(16)	Long Term Incentive Plan

The Corporation maintains a Long Term Incentive Plan under which stock options and restricted stock may be granted to employees. To date, no stock options have been granted under the plan. Restricted stock awards have been made to key employees, providing for the immediate award of the Corporation’s stock, subject to a five-year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. Compensation costs related to restricted stock awards included in salary expense in 2005, 2004, and 2003, amounted to $84,000, $185,000, and $135,000, respectively.
(17)	Directors’ Stock Fee Plan

Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts, (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2005, 2004, and 2003 amounted to $120,000, $103,000, and $84,000, respectively.

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2005, there were approximately 19,700 shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2005, there were approximately 4,400 shares earned and available for distribution in the variable-fee deferred stock accounts. In September 2004, the Corporation reclassified Deferred Directors’ Compensation related to fixed and variable fees associated with deferred stock accounts from a liability to a component of equity. Prior periods were not reclassified as the impact of this change was determined not to be significant.

(18)	Employees’ Stock Purchase Plan

The Employees’ Stock Purchase Plan allows eligible employees to purchase shares of common stock, no par value, of FNBH Bancorp, Inc. at a price less than market price under Section 423 of the Internal Revenue Code of 1986 as amended. Eligible employees must have been continuously employed for one year, must work at least 20 hours per week, and must work at least five months in a calendar year. Since the adoption of the plan, the purchase price for each share of stock was 85% of fair market value of a share of stock on the purchase date. Effective April 1, 2005, the purchase price for each share of stock is 95% of fair market value of a share of stock on the purchase date.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2005 and 2004 are as follows:

	2005	2004
Consumer	$16,258,000	$12,625,000
Commercial construction	9,372,000	14,200,000
Commercial	41,398,000	51,027,000

Total credit commitments	$67,028,000	$77,852,000

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

As of December 31, 2005 and 2004, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,200,000 and $3,236,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2005 and 2004, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

(20)	Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct, material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital classification are also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.

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

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the following table as of December 31, 2005 and 2004:

			Minimum for		To be well capitalized
			capital adequacy		under prompt corrective
	Actual		purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to risk weighted assets)
Bank	$54,723,000	13.89%	$31,520,000	≥8%	$39,400,000	≥10%
FNBH Bancorp	55,009,000	13.96%	31,521,000	≥8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	49,767,000	12.63%	15,760,000	≥4%	23,640,000	≥6%
FNBH Bancorp	50,053,000	12.70%	15,760,000	≥4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	49,767,000	10.58%	18,810,000	≥4%	23,512,000	≥5%
FNBH Bancorp	50,053,000	10.64%	18,810,000	≥4%	N/A	N/A

As of December 31, 2004
Total Capital (to risk weighted assets)
Bank	$47,813,000	12.80%	$29,893,000	≥8%	$37,367,000	≥10%
FNBH Bancorp	48,423,000	12.96%	29,902,000	≥8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	43,121,000	11.54%	14,947,000	≥4%	22,420,000	≥6%
FNBH Bancorp	43,729,000	11.70%	14,951,000	≥4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	43,121,000	9.65%	17,870,000	≥4%	22,338,000	≥5%
FNBH Bancorp	43,729,000	9.78%	17,877,000	≥4%	N/A	N/A
(21)	Net Income per Common Share

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period, of which there were 372 shares as of December 31, 2005, and 1,117 shares as of December 31, 2004, calculated under the treasury stock method.

The following table presents basic and diluted net income per share:

	2005	2004	2003
Weighted average basic shares outstanding	3,200,146	3,185,025	3,162,836
Effect of dilutive restricted stock	372	1,117	—

Weighted average diluted shares outstanding	3,200,518	3,186,142	3,162,836

Net income	$6,506,986	$6,291,095	$5,890,897

Basic net income per share	$2.03	$1.98	$1.86
Diluted net income per share	$2.03	$1.97	$1.86

(22)	Contingent Liabilities

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

Deposit liabilities – The fair value of deposits with no stated maturity, such as demand deposit, NOW, savings, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for wholesale funds with similar remaining maturities.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$24,102,000	$24,102,000	$17,838,000	$17,838,000
Certificates of deposit	7,166,000	7,129,000	6,091,000	6,081,000
Investment and mortgage-backed securities	61,220,000	61,557,000	63,217,000	63,914,000
FHLBI and FRB stock	1,154,000	1,154,000	1,131,000	1,131,000
Loans, net	365,864,000	364,595,000	351,284,000	355,584,000
Accrued interest income	2,453,000	2,453,000	2,080,000	2,080,000

Financial liabilities:
Deposits:
Demand	$71,415,000	$71,415,000	$71,785,000	$71,785,000
NOW	40,740,000	40,740,000	49,207,000	49,207,000
Savings and money market accounts	133,865,000	133,865,000	147,299,000	147,299,000
Time deposits	145,928,000	144,868,000	122,982,000	122,973,000
Brokered certificates	30,137,000	29,985,000	7,990,000	7,976,000
Other borrowings	1,785,000	1,877,000	8,067,000	8,298,000
Accrued interest expense	813,000	813,000	573,000	573,000
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

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total dividends in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $13.3 million was available for dividends on December 31, 2005, without the approval of the OCC.

(25)	Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2005 and 2004, and the condensed statements of income and cash flows for the years ended December 31, 2005, 2004, and 2003, of FNBH Bancorp, Inc. follow:
Condensed Balance Sheets

	2005	2004
Assets:
Cash	$52,955	$148,585
Investment in subsidiaries:
First National Bank in Howell	48,354,429	44,302,826
H.B. Realty Co.	1,000	200,530
FNBH Mortgage Company, LLC	805,000	805,000
Other assets	235,962	259,107

Total assets	$49,449,346	$45,716,048

Liabilities and Stockholders’ Equity:
Other liabilities	$3,021	$—
Stockholders’ equity	49,446,325	45,716,048

Total liabilities and stockholders’ equity	$49,449,346	$45,716,048

Condensed Statements of Income

	Year ended December 31
	2005	2004	2003
Operating income:
Dividends from subsidiaries	$1,975,313	$1,680,000	$2,014,688

Total operating income	1,975,313	1,680,000	2,014,688

Operating expenses:
Administrative and other expenses	88,014	97,032	46,602

Total operating expenses	88,014	97,032	46,602

Income before equity in undistributed net income of subsidiaries	1,887,299	1,582,968	1,968,086
Equity in undistributed net income of subsidiaries	4,619,687	4,708,127	3,922,811

Net income	$6,506,986	$6,291,095	$5,890,897

Condensed Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$6,506,986	$6,291,095	$5,890,897
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	23,145	(1,256)	8,305
Increase (decrease) in other liabilities	3,021	(24,700)	3,500
Change in long term incentive plan and deferred compensation	253,996	263,635	24,630
Equity in undistributed net income of subsidiaries	(4,619,687)	(4,708,127)	(3,922,811)

	(4,339,525)	(4,470,448)	(3,886,376)

Net cash provided by operating activities	2,167,461	1,820,647	2,004,521

Cash flows from investing activities:
Investments in and advancements to subsidiary, net	188,624	(10,000)	(70,000)

Net cash provided by (used in) investing activities	188,624	(10,000)	(70,000)
Cash flows from financing activities:
Dividends paid	(2,547,690)	(2,286,173)	(2,151,047)
Common stock issued	95,975	109,521	260,809
Transfer from subsidiary for directors’ deferred compensation	—	437,211	—

Net cash used in financing activities	(2,451,715)	(1,739,441)	(1,890,238)

Net increase (decrease) in cash	(95,630)	71,206	44,283
Cash at beginning of year	148,585	77,379	33,096

Cash at end of year	$52,955	$148,585	$77,379

(26)	Quarterly Financial Data — Unaudited
The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2005
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$6,763,696	$7,211,160	$7,600,435	$7,739,616
Net interest income	5,287,037	5,526,081	5,693,856	5,753,936
Provision for loan losses	366,000	1,178,000	500,000	993,000
Income before federal income taxes	2,396,046	1,625,570	2,810,160	2,559,131
Net income	1,660,950	1,158,670	1,924,460	1,762,906

Basic net income per share	0.52	0.36	0.60	0.55
Diluted net income per share	0.52	0.36	0.60	0.55
Cash dividends per share	0.19	0.19	0.21	0.21

	Quarters ended in 2004
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$6,109,186	$5,984,536	$6,256,913	$6,641,075
Net interest income	4,677,850	4,625,586	4,902,904	5,179,504
Provision for loan losses	495,000	200,000	300,000	195,000
Income before federal income taxes	2,081,310	1,863,320	2,370,692	2,703,929
Net income	1,455,804	1,315,270	1,647,092	1,872,929

Basic net income per share	0.46	0.41	0.52	0.59
Diluted net income per share	0.46	0.41	0.52	0.58
Cash dividends per share	0.17	0.17	0.19	0.19
(27)	Impact of New Accounting Standards
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
The Corporation currently has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan. Consequently, the Statement will have no impact on the Corporation’s results of operations or financial condition until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP).The Statement allows for ESPP shares to be issued at 95% of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s plan allows for the purchase of shares at 95% of fair market value as of the grant date, thus no compensation expense will be recognized upon the effectiveness of SFAS 123(R). One result of implementing this standard will be the reclassification within equity of the balance in unearned long term incentive plan to common stock. Other than this reclassification, the Corporation does not expect the implementation of this Statement to have an impact on its results of operations or financial position.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. The guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2005.
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
1. Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.
2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2005, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.
3. Attestation Report of the Registered Independent Public Accounting Firm. BDO Seidman, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Corporation for the year ended December 31, 2005, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting. The report is set forth on page 27.
4. Change in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2005, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors

The information with respect to Directors and Nominees of the Registrant, set forth under the caption “Election of Directors” on pages I and II of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 12, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information set forth under the caption “Summary Compensation Table” on pages VIII and IX of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 12, 2006 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Committee Report on Executive Compensation” on page VI and VII and “Shareholder Return Performance Graph” on page XI of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Ownership of Common Stock” on page X of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 12, 2006 Annual Meeting of Shareholders, is incorporated herein by reference.
The following information is provided under Item 201(d):

Number of securities remaining
	Number of securities to be	Weighted - average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants, and rights	warrants, and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	273,522 (1)

(1) Includes 164,168 shares available under the Long Term Incentive Plan, 71,716 shares available under the Compensation Plan for Nonemployee Directors and 37,638 shares included under the Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions.
The information set forth under the caption “Certain Transactions with Management” on page IX of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 12, 2006, Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Audit Matters and Our Relationship with Our Independent Auditors” on pages V and VI of the Corporation’s definitive proxy statement, as filed with the Commission relating to the April 12, 2006, Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Report of Our Audit Committee” in our definitive proxy statement is not incorporated by reference herein and is also not deemed to be filed with the Securities and Exchange Commission.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Documents files as part of this report on Form 10-K.

1.	Financial Statements

The financial statements are set forth under Item 8 of this report of 10-K.

2.	Financial Statement Schedule

Not applicable.

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 6, 2006.
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

	Signature	Date

W. Rickard Scofield, Chairman of the Board	/s/ W. Rickard Scofield	3/6/2006

Donald K. Burkel, Vice Chairman of the Board	/s/ Donald K. Burkel	3/6/2006

Athena Bacalis, Director	/s/ Athena Bacalis	3/6/2006

Gary R. Boss, Director	/s/ Gary R. Boss	3/6/2006

Herbert W. Bursch, Director	/s/ Herbert W. Bursch	3/6/2006

Barbara Draper, Director	/s/ Barbara Draper	3/6/2006

Richard F. Hopper, Director	/s/ Richard F. Hopper	3/6/2006

Dona Scott Laskey, Director	/s/ Dona Scott Laskey	3/6/2006

James R. McAuliffe, Director	/s/ James R. McAuliffe	3/6/2006

Randolph E. Rudisill, Director	/s/ Randolph E. Rudisill	3/6/2006

R. Michael Yost, Director	/s/ R. Michael Yost	3/6/2006

EXHIBIT INDEX
          The following exhibits are filed herewith, indexed according to the applicable assigned number:
Exhibit
Number

(10)	FNBH Bancorp, Inc. Employees’ Stock Purchase Plan as Amended January 20, 2005

(21)	Subsidiaries of the Registrant

(23.1)	Consent of BDO Seidman, LLP

(23.2)	Consent of KPMG, LLP

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Bylaws of the Registrant	Exhibit 3.2 of Form 10

(4)	Form of Registrant’s Stock Certificate	Exhibit 4 of Form 10

Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

(10.3)	FNBH Bancorp Inc. Employees’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8 (Reg. No. 333-46244)

(10.4)	Amended and Restated Compensation Plan for Nonemployee Directors*	Appendix II of Proxy Statement dated March 15, 2002

*	Represents a compensation plan