Form 10-Q
period 2006-03-31
FNBH BANCORP INC
filed 2006-05-08
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The number of shares of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,184,520 shares of the Corporation’s Common Stock (no par value) were outstanding as of April 30, 2006.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	March 31 2006	December 31 2005

Cash and due from banks	$10,100,204	$19,281,982
Short term investments	5,784,704	4,819,709

Total cash and cash equivalents	15,884,908	24,101,691

Certificates of deposit	6,772,000	7,166,000
Investment Securities:
Investment securities held to maturity, net (fair value of $17,889,324
at March 31, 2006 and $16,763,204 at December 31, 2005)	17,634,116	16,425,674
Investment securities available for sale, at fair value	32,379,043	32,388,356
Mortgage-backed securities available for sale, at fair value	11,779,931	12,405,476
FHLBI and FRB stock, at cost	1,153,550	1,153,550

Total investment securities	62,946,640	62,373,056

Loans:
Commericial	306,564,290	305,387,518
Consumer	33,857,705	36,161,235
Real estate mortgage	31,397,729	31,306,493

Total loans	371,819,724	372,855,246
Less allowance for loan losses	(7,234,105)	(6,991,125)

Net loans	364,585,619	365,864,121
Premises and equipment, net	10,293,431	10,465,856
Other real estate owned, held for sale	658,323	679,733
Accrued interest and other assets	6,665,172	6,574,686

Total assets	$467,806,093	$477,225,143

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$68,213,409	$71,415,340
NOW	43,172,206	40,739,655
Savings and money market	116,117,179	133,865,335
Time deposits	153,616,948	145,927,984
Brokered certificates of deposit	30,797,861	30,137,273

Total deposits	411,917,603	422,085,587
Other borrowings	1,480,813	1,785,094
Accrued interest, taxes, and other liabilities	4,197,240	3,908,137

Total liabilities	417,595,656	427,778,818
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,181,032 shares issued and outstanding at March 31, 2006 and 3,187,374 shares
issued and outstanding at December 31, 2005	6,106,215	6,088,540
Retained earnings	44,157,837	43,389,917
Deferred directors' compensation	600,088	575,045
Accumulated other comprehensive loss, net	(653,703)	(607,177)

Total stockholders' equity	50,210,437	49,446,325

Total liabilities and stockholders' equity	$467,806,093	$477,225,143

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended March 31
	2006	2005

Interest and dividend income:
Interest and fees on loans	$7,084,563	$6,016,857
Interest and dividends on investment securities:
U.S. Treasury and agency securities	419,822	426,387
Obligations of states and political subdivisions	190,921	185,663
Corporate bonds	15,188	15,099
Other securities	13,281	11,577
Interest on short term investments	82,210	84,878
Interest on certificates of deposit	72,369	23,235

Total interest and dividend income	7,878,354	6,763,696

Interest expense:
Interest on deposits	2,055,347	1,370,798
Interest on other borrowings	37,029	105,861

Total interest expense	2,092,376	1,476,659

Net interest income	5,785,978	5,287,037

Provision for loan losses	600,000	366,000

Net interest income after provision for loan losses	5,185,978	4,921,037

Noninterest income:
Service charges and other fee income	912,429	834,248
Trust income	72,820	64,671
Gain on sale of loans	11,301	16,307
Other	10,208	55,598

Total noninterest income	1,006,758	970,824

Noninterest expense:
Salaries and employee benefits	2,137,520	1,968,809
Net occupancy expense	315,544	323,685
Equipment expense	198,503	204,446
Professional and service fees	486,293	342,433
Computer service fees	81,171	87,296
Printing and supplies	72,459	88,986
Advertising	105,477	55,098
Other	488,842	425,062

Total noninterest expense	3,885,809	3,495,815

Income before federal income taxes	2,306,927	2,396,046

Federal income taxes	704,179	735,096

Net income	$1,602,748	$1,660,950

Per share statistics:
Basic EPS	$0.50	$0.52
Diluted EPS	$0.50	$0.52
Dividends	$0.21	$0.19
Basic average shares outstanding	3,202,152	3,193,886
Diluted average shares outstanding	3,202,275	3,194,899

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2004	$5,858,133	$39,430,621	$455,481	$(28,187)	$45,716,048
Amortization of long term incentive plan	16,558				16,558
Issued 2,402 shares for employee stock purchase plan	61,515				61,515
Issued 171 shares for current directors' fees	5,152				5,152
Deferred compensation (690 stock units)			20,784		20,784
Comprehensive income:
Net income		1,660,950			1,660,950
Change in unrealized loss on debt securities
available for sale, net of tax effect				(489,619)	(489,619)

Total comprehensive income					1,171,331
Cash dividends ($.19 per share)		(604,134)			(604,134)

Balances at March 31, 2005	$5,941,358	$40,487,437	$476,265	$(517,806)	$46,387,254

Balances at December 31, 2005	$6,088,540	$43,389,917	$575,045	$(607,177)	$49,446,325
Amortization of long term incentive plan	14,855				14,855
Issued 434 shares for employee stock purchase plan	10,673				10,673
Issued 224 shares for current directors' fees	5,797				5,797
Deferred compensation (968 stock units)			25,043		25,043
Comprehensive income:
Net income		1,602,748			1,602,748
Change in unrealized loss on debt securities
available for sale, net of tax effect				(46,526)	(46,526)

Total comprehensive income					1,556,222
Repurchase of shares (7,000 shares)	(13,650)	(166,950)			(180,600)
Cash dividends ($.21 per share)		(667,878)			(667,878)

Balances at March 31, 2006	$6,106,215	$44,157,837	$600,088	$(653,703)	$50,210,437

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2006	2005

Cash flows from operating activities:
Net income	$1,602,748	$1,660,950
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600,000	366,000
Depreciation and amortization	242,326	245,705
Deferred income tax benefit	(30,724)	(4,620)
Net amortization on investment securities	2,575	6,125
Earned portion of long term incentive plan	14,855	16,558
Shares issued for current directors' compensation	5,797	5,152
Shares earned for deferred directors' compensation	25,043	20,784
Gain on sale of loans	(11,301)	(16,307)
Proceeds from sale of loans	1,567,680	1,307,749
Origination of loans held for sale	(1,560,218)	(1,024,520)
(Gain) loss on the sale of other real estate owned, held for sale	21,410	(48,931)
Proceeds from sale of other real estate owned, held for sale	-	448,931
Increase in accrued interest income and other assets	(35,794)	(325,861)
Increase in accrued interest, taxes, and other liabilities	298,103	88,590

Net cash provided by operating activities	2,742,500	2,746,305

Cash flows from investing activities:
Purchases of available for sale securities	-	(998,290)
Purchases of held to maturity securities	(1,213,355)	(564,998)
Purchases/Stock dividend FHLBI stock	-	(11,500)
Proceeds from maturities and calls of available for sale securities	-	1,000,000
Proceeds from mortgage-backed securities paydowns-available for sale	566,702	794,727
Proceeds from maturities and calls of held to maturity securities	-	285,000
Purchases of certificates of deposit	(1,177,000)	(1,279,000)
Maturity of certificates of deposit	1,571,000	2,260,000
Net (increase) decrease in loans	673,341	(7,397,865)
Capital expenditures	(69,901)	(148,011)

Net cash provided by (used in) investing activities	350,787	(6,059,937)

Cash flows from financing activities:
Net increase (decrease) in deposits	(10,167,984)	10,631,576
Payments on FHLBI note	(304,281)	(281,742)
Proceeds from issuance of short term debt	-	5,000,000
Repayment of short term debt	-	(8,000,000)
Repurchase of common stock	(180,600)	-
Dividends paid	(667,878)	(604,134)
Shares issued for employee stock purchase	10,673	61,515

Net cash provided by (used in) financing activities	(11,310,070)	6,807,215

Net increase (decrease) in cash and cash equivalents	(8,216,783)	3,493,583
Cash and cash equivalents at beginning of year	24,101,691	17,838,343

Cash and cash equivalents at end of period	$15,884,908	$21,331,926

Supplemental disclosures:
Interest paid	$2,087,662	$1,464,319
Federal income taxes paid	13,191	217,682
Loans charged off	474,489	452,965

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of March 31, 2006, and consolidated results of operations and cash flows for the three months ended March 31, 2006 and 2005.

2.     The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2005 Annual Report contained in the Corporation’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income generated during the respective periods.

5.     Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at March 31, 2006 and December 31, 2005 follows:

	March 31, 2006				December 31, 2005

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	$17,634,116	$302,575	$(47,367)	$17,889,324	$16,425,674	$365,562	$(28,032)	$16,763,204

Total held to maturity	17,634,116	302,575	(47,367)	17,889,324	16,425,674	365,562	(28,032)	16,763,204

Available for sale:
U.S Treasury and agency
securities	32,098,700	1,209	(721,425)	31,378,484	32,095,107	6,068	(717,398)	31,383,777
Corporate bonds	1,000,000	559	-	1,000,559	1,000,062	4,517	-	1,004,579
Mortgage-backed securities	12,050,734	26,175	(296,978)	11,779,931	12,618,628	35,073	(248,225)	12,405,476

Total available for sale	45,149,434	27,943	(1,018,403)	44,158,974	45,713,797	45,658	(965,623)	44,793,832

Total securities	$62,783,550	$330,518	$(1,065,770)	$62,048,298	$62,139,471	$411,220	$(993,655)	$61,557,036

There were 27 securities in a continuous loss position for 12 months or more at March 31, 2006, which consist of six asset-backed securities and 21 agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are bank qualified municipals, federal agencies or mortgage-backed securities issued by federal agencies, no other-than-temporary impairment was recorded at March 31, 2006. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of the securities available for sale at March 31, 2006, by length of time that individual securities in each category have been in a continuous loss position:

	March 31, 2006
	Less than 12 months		12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Available for sale:
U.S. Treasury and agency
securities	$(134,781)	$6,989,161	$(586,644)	$22,388,114	$(721,425)	$29,377,275
Mortgage-backed securities	(121,706)	6,796,438	(175,272)	4,172,014	(296,978)	10,968,452

Total available for sale	$(256,487)	$13,785,599	$(761,916)	$26,560,128	$(1,018,403)	$40,345,727

As of December 31, 2005, there were 24 investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $6,728,000 at March 31, 2006, $5,625,000 at December 31, 2005, and $1,961,000 at March 31, 2005. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The following table presents basic and diluted net income per share:

	First Quarter
	2006	2005

Weighted average basic shares outstanding	3,202,152	3,193,886
Effect of dilutive restricted stock	123	1,013

Weighted average diluted shares outstanding	3,202,275	3,194,899

Net income	$1,602,748	$1,660,950
Basic net income per share	$0.50	$0.52
Diluted net income per share	$0.50	$0.52

8.     Certain amounts included in the 2005 Consolidated Statements have been reclassified to conform to the 2006 presentation.

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

The Corporation, a Michigan business corporation, is a one bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2006 and 2005, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	First Quarter
Earnings (in thousands except per share data)	2006	2005

Net Income	$1,603	1,661
Basic and diluted net income per share	$0.50	0.52

Net income for the three months ended March 31, 2006 decreased approximately $58,000 (3.5%) compared to the same period last year. In the first quarter of the current year, net interest income increased $499,000 (9.4%), noninterest income increased $36,000 (3.7%) and income taxes decreased $31,000 (4.2%). Offsetting these favorable occurrences were an increase in the provision for loan losses of $234,000 (63.9%) and increased noninterest expenses of $390,000 (11.2%).

Net Interest Income	First Quarter
(in thousands)	2006	2005

Interest and dividends income	$7,878	$6,764
Interest expense	2,092	1,477

Net interest income	$5,786	$5,287

The following table illustrates some of the significant factors contributing to the increase in net interest income (fully tax equivalent basis) for the period.

INTEREST YIELDS AND COSTS (in thousands)
March 31, 2006 and 2005

	----------First Quarter Averages----------
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$7,430	$80.2	4.32%	$13,860	$83.7	2.42%
Certificates of deposit	7,148	72.4	4.11%	4,601	23.2	2.05%
Securities: Taxable	46,593	448.3	3.85%	48,053	453.1	3.77%
Tax-exempt (1)	17,227	272.1	6.32%	16,164	268.7	6.65%
Commercial loans (2)(3)	305,958	5,961.4	7.79%	287,758	4,915.6	6.83%
Consumer loans (2)(3)	35,153	698.0	8.05%	36,034	658.4	7.41%
Mortgage loans (2)(3)	31,266	456.7	5.84%	34,266	477.8	5.58%

Total earning assets and total interest income	450,775	7,989.1	7.10%	440,736	6,880.5	6.25%

Cash and due from banks	10,839			11,189
All other assets	16,913			17,620
Allowance for loan losses	(7,069)			(6,419)

Total Assets	$471,458			$463,126

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$168,695	394.3	0.95%	$193,630	324.4	0.68%
Time	179,696	1,661.0	3.75%	142,734	1,046.4	2.97%
Short term borrowings	819	9.1	4.42%	2,824	13.2	1.87%
FHLBI advances	1,542	28.0	7.26%	4,879	92.7	7.59%

Total interest bearing liabilities and
Total interest expense	350,752	2,092.4	2.42%	344,067	1,476.7	1.74%

Non-interest bearing deposits	66,660			69,446
All other liabilities	4,026			3,347
Stockholders' Equity	50,020			46,266

Total Liabilities and Shareholders' Equity	$471,458			$463,126

Interest spread			4.68%			4.51%

Net interest income-FTE		$5,896.7			$5,403.8

Net interest margin			5.22%			4.90%

(1) Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2) For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3) Interest on loans includes origination fees totaling $156,000 in 2006 and $128,000 in 2005.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased approximately $1,109,000 (16.1%) in the first quarter of 2006 compared to the first quarter of 2005. The increase was the result of higher average earning assets of $10,039,000 (2.3%) and an increase in the yield on average earning assets of 85 basis points. The increase in yield is primarily the result of increases in the prime interest rate.

The quarterly average balance of short term investments, certificates of deposit and securities decreased approximately $4,280,000 (5.2%) in the first quarter of 2006 as compared with the same period in 2005. Partially offsetting the decrease in average balances was an increase in the yield on these investments of 35 basis points due to higher yields on short term investments which benefited from the increases in the prime interest rate. Loans, which earn a higher yield than investments, had an increase in average balances of $14,319,000 (4.0%) in the first quarter of 2006 compared to the same period last year as well as an 88 basis point increase in yield. While yields on loans have improved from the prior year, continued competition in loan pricing is preventing the Bank from realizing the full impact of the prime rate increases. Competition is expected to continue to impact loan pricing throughout 2006. Due to competitive pricing pressures on deposits, net interest margin may experience compression in 2006. Moreover, these competitive pressures as well as the weakened local economy have had and are expected to continue to have a negative impact on commercial loan growth.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the first quarter of 2006 increased $685,000 (49.9%) from the first quarter 2005. This was the result of higher average balances of $12,027,000 (3.6%) in 2006 compared to 2005 combined with an increase in the average interest rate paid on deposits of 18 basis points. Deposits shifted to relatively higher cost time deposits as rates increased. Rate increases on deposit products are expected to impact the yield paid on deposits for the remainder of 2006.

Borrowed funds’ average balance decreased $5,342,000 in the first quarter of 2006 compared to 2005 due to a decrease in Fed Funds and short term advances combined with the maturity of a Federal Home Loan Bank of Indianapolis (FHLBI) loan for $3,000,000 in April 2005. As of March 31, 2006, the bank had a $1,481,000 loan advance entered into in 2000. FHLBI borrowings are available to fund future loan growth if needed.

Liquidity
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets; and when brokered CDs and Federal Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. As of March 31, 2006, the Bank had Large Certificates totaling approximately $71,000,000 compared to $65,000,000 at December 31, 2005. At March 31, 2006, the Bank had $31,000,000 in brokered certificates compared to $30,000,000 at December 31, 2005, $22,100,000 of which are certificates over $100,000 as of March 31, 2006.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $37,000,000 available at the FHLBI. As of March 31, 2006, approximately $1,500,000 of the line had been used for long term advances, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of March 31, 2006

(in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$169,720	$49,849	$134,772	$10,245	$364,586
Securities	7,120	9,500	38,905	7,422	62,947
Certificates of deposit	1,178	3,730	1,864	-	6,772
Short term investments	5,785	-	-	-	5,785

Total rate sensitive assets	$183,803	$63,079	$175,541	$17,667	$440,090

Liabilities:
NOW, savings & MMDA	$69,882	$-	$-	$89,407	$159,289
Time deposits	48,702	97,728	37,978	7	184,415
Other borrowings	-	329	1,152	-	1,481

Total rate sensitive liabilities	$118,584	$98,057	$39,130	$89,414	$345,185

Rate sensitivity gap and ratios:
Gap for period	$65,219	$(34,978)	$136,411	$(71,747)
Cumulative gap	65,219	30,241	166,652	94,905

Cumulative rate sensitive ratio	1.55	1.14	1.65	1.27

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of March 31, 2006. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses (in thousands)	First Quarter
	2005	2005

Total	$600	$366

The Corporation recorded a loan loss provision of $600,000 in the first quarter of 2006 compared to a provision of $366,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at March 31, 2006 have increased $1,103,000, from December 31, 2005, and increased $4,767,000 from March 31, 2005. Net charge offs for the first quarter of 2006 were $366,000 compared to $408,000 in the same period in 2005. The allowance for loan losses as a percent of loans was 1.95% compared to 1.88% at December 31, 2005 and 1.67% at March 31, 2005. Non-accrual, past due 90 days, and renegotiated loans were 1.81% of total loans at March 31, 2006, compared to 1.51% at December 31, 2005 and .54% at March 31, 2005.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $10,400,000 at March 31, 2006, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $5,500,000 of commercial loans separately identified as impaired. Impaired loans totaled $10,100,000 at December 31, 2005 and $5,900,000 at March 31, 2005. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $2,092,000 at March 31, 2006, $2,093,000 at December 31, 2005, and $1,630,000 at March 31, 2005.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets at March 31, 2006 compared to December 31, 2005.

Nonperforming Assets (in thousands)	March 31, 2006	December 31, 2005

Nonaccrual loans	$6,201	$5,234
90 days or more past due and still accruing	527	391

Total nonperforming loans	6,728	5,625
Other real estate	658	680

Total nonperforming assets	$7,386	$6,305

Nonperforming loans as a percent of total loans	1.81%	1.51%
Allowance for loan losses as a percent of nonperforming loans	108%	124%
Nonperforming assets as a percent of total loans and other real
estate owned	1.98%	1.69%

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first three months of 2006 and 2005 (in thousands):

Components:	2006	2005

Allowance for loan losses
Balance, beginning of year	$6,991	$6,093
Loans charged off:
Real estate mortgage	-	-
Commerical	330	326
Consumer	144	127

Total charge-offs	474	453
Recoveries to loans previously charged off:
Real estate mortgage	-	-
Commerical	64	3
Consumer	44	42

Total recoveries	108	45

Net loans charged off	366	408
Additions to allowance charged to operations	609	381

Balance, end of quarter	7,234	6,066
Reserve for unfunded credit commitments
Balance, beginning of year	454	307
Reductions to reserve charged to operations	(9)	(15)

Balance, end of quarter	445	292

Total allowance for loan losses and reserve for
unfunded credit commitments	$7,679	$6,358

Ratios:
Net loans charged off (annualized) to average loans outstanding	0.39%	0.46%
Allowance for loan losses to loans outstanding	1.95%	1.67%

Noninterest Income	First Quarter
(in thousands)	2006	2005

Total	$1,007	$971

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income increased by $36,000 (3.7%) during the first quarter of 2006 compared to the same quarter in 2005. Service charges and other fee income increased $78,000 (9.4%) during the first quarter of 2006 from the first quarter of 2005 due to increases in service charges on deposit accounts, returned check fees and ATM network income. Trust income increased $8,100 (12.6%) in the first quarter 2006 compared to the same period last year due to higher assets under management. Gain on the sale of loans decreased $5,000 (30.7%) due to lower volume of mortgage loans originated for sale. During the first quarter of 2006, $768,000 of loans were sold compared to $1,254,000 in the same quarter of 2005. Other income decreased $45,000 (81.6%) during the first quarter of 2006 primarily due to gains on other real estate owned recognized in 2005.

Noninterest Expense	First Quarter
(in thousands)	2006	2005

Total	$3,886	$3,496

Noninterest expense increased $390,000 (11.2%) in the first quarter of 2006 compared to the same period in 2005. Salaries and benefits increased $169,000 (8.6%) in the first quarter of 2006 compared to the first quarter of 2005 due to increased benefit costs, annual salary increases and filling of open positions. Net occupancy cost decreased $8,000 (2.5%) in 2006 compared to 2005 primarily due to the lower building service expenses offset by increased maintenance expenses. Equipment expenses decreased $6,000 (2.9%) due to lower equipment maintenance and depreciation expense in 2006. Professional and service fees are $144,000 (42.0%) higher in 2006 than in 2005 due to recruitment fees and timing of various strategic projects. Computer service fees decreased $6,000 (7.0%) due to timing of expense. Printing and supplies costs decreased $17,000 (18.6%) due to 2005 including costs associated with new products and the related brochures. Advertising costs increased $50,000 (91.4%) due to more promotions during the first quarter of 2006. Other expenses increased $64,000 (15.0%) due to commercial loan and collection fees and a fair market value write down on a property in other real estate owned.

On April 28, 2006 the Corporation filed an 8-K with the SEC detailing the resignation of Herbert W. Bursch as President and Chief Executive Officer (CEO) of the Corporation, effective immediately and the appointment of Barbara Draper as the interim President and CEO of the Corporation. Ms. Draper previously served as the Corporation’s President and CEO for 11 years and currently serves on the Board of Directors of the Corporation. Management anticipates additional noninterest expenses in 2006 of approximately $250,000 due to the resignation of the CEO and the recruitment of a successor.

Income Tax Expense	First Quarter
(in thousands)	2006	2005

Total	$704	$735

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)	March 31, 2006	December 31, 2005

Stockholders' Equity	$50,210	$49,446
Ratio of Equity to Total Assets	10.73%	10.36%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at March 31, 2006 was 12.93% and total risk-based capital was 14.19%. At March 31, 2005, these ratios were 11.61% and 12.86%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 10.72% at March 31, 2006, and 9.56% in 2005. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2005.

Contractual Obligations
As of March 31, 2006, December 31, 2005, and March 31, 2005, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,600,000, $3,200,000 and $3,200,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2006, December 31, 2005 and March 31, 2005, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

Impact of New Accounting Standards
During the first quarter of fiscal 2006, the Corporation adopted the provisions of the Financial Accounting Standards Board’s (FASB) SFAS 123(R), Share-Based Payment. The Corporation has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan. Consequently, the Statement has no impact on the Corporation’s results of operations or financial condition relating to stock options until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP). The Statement allows for ESPP shares to be issued at ninety-five percent of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s plan allows for the purchase of shares at ninety-five percent of fair market value as of the grant date, thus no compensation expense was recognized upon the effectiveness of SFAS 123(R). Also, in accordance with the requirements of the pronouncement, the Corporation reclassified unearned long term incentive compensation to common stock in the Corporation’s consolidated balance sheet as of March 31, 2006 and December 31, 2005. The adoption of SFAS 123(R) did not have a significant impact on its consolidated financial statements or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140. The Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits entities to choose either the amortization method or the fair value measurement method subsequently measuring each class of separately recognized servicing assets and servicing liabilities. The Statement is intended to simplify the accounting for servicing assets and liabilities, particularly for those entities that use derivative instruments, which are required to be accounted for at fair value, to mitigate the risks inherent in servicing assets and servicing liabilities. The Statement is effective for the Corporation beginning January 1, 2007. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation in not expected to be material to the Corporation’s results of operation or financial position.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, which is an amendment of Statement No. 133 and Statement No. 140. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operation or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2005.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2006, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation were registered under the Securities Act.

On March 16, 2006, the Corporation’s Board of Directors authorized a new share repurchase program. The new repurchase program authorizes the repurchase of up to one hundred thousand shares of the Corporation’s common stock and expires March 16, 2007.

The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number That May Yet Be Purchased Under the Program

January 2006	-	-		-
February 2006	7,000	$25.80	(1)	-
March 2006	-	-		-	100,000

Total	7,000	$25.80		-	100,000

(1)     On January 19, 2006, the Corporation’s Board of Directors authorized the repurchase of 7,000 shares at fair market value. This transaction was on open-market purchase. All the shares were purchased as part of one transaction. The transaction was completed on February 1, 2006. This repurchase was not part of a share repurchase program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Barbara Draper —————————————— Barbara Draper President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: May 8, 2006