Form 10-Q
period 2006-06-30
FNBH BANCORP INC
filed 2006-08-04
CIK 943119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 0-25752
FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2869722

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Grand River, Howell, Michigan	48843

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,161,690 shares of the Corporation’s Common Stock (no par value) were outstanding as of July 31, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30	December 31
	2006	2005
Assets
Cash and due from banks	$12,960,614	$19,281,982
Short term investments	51,585	4,819,709

Total cash and cash equivalents	13,012,199	24,101,691
Certificates of deposit	6,772,000	7,166,000
Investment Securities:
Investment securities held to maturity, net (fair value of $17,520,787 at June 30, 2006 and $16,763,204 at December 31, 2005)	17,455,365	16,425,674
Investment securities available for sale, at fair value	29,323,418	32,388,356
Mortgage-backed securities available for sale, at fair value	12,861,377	12,405,476
FHLBI and FRB stock, at cost	1,153,550	1,153,550

Total investment securities	60,793,710	62,373,056
Loans:
Commercial	306,813,407	305,387,518
Consumer	31,547,247	36,161,235
Real estate mortgage	31,039,714	31,306,493

Total loans	369,400,368	372,855,246
Less allowance for loan losses	(7,468,830)	(6,991,125)

Net loans	361,931,538	365,864,121
Premises and equipment, net	10,126,477	10,465,856
Other real estate owned, held for sale	1,674,000	679,733
Accrued interest and other assets	6,519,101	6,574,686

Total assets	$460,829,025	$477,225,143

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$68,395,864	$71,415,340
NOW	35,691,081	40,739,655
Savings and money market	108,466,963	133,865,335
Time deposits	157,108,961	145,927,984
Brokered certificates of deposit	29,265,414	30,137,273

Total deposits	398,928,283	422,085,587
Other borrowings	8,076,084	1,785,094
Accrued interest, taxes, and other liabilities	3,544,351	3,908,137

Total liabilities	410,548,718	427,778,818
Stockholders’ Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,161,690 shares issued and outstanding at June 30, 2006 and 3,187,374 shares issued and outstanding at December 31, 2005	6,143,636	6,088,540
Retained earnings	44,286,479	43,389,917
Deferred directors’ compensation	666,242	575,045
Accumulated other comprehensive loss, net	(816,050)	(607,177)

Total stockholders’ equity	50,280,307	49,446,325

Total liabilities and stockholders’ equity	$460,829,025	$477,225,143

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$7,235,288	$6,492,546	$14,319,851	$12,509,403
Interest and dividends on investment securities:
U.S. Treasury and agency securities	403,585	426,642	823,407	853,029
Obligations of states and political subdivisions	185,556	184,982	376,477	370,645
Corporate bonds	2,372	14,941	17,560	30,040
Other securities	15,004	12,801	28,285	24,378
Interest on short term investments	25,390	28,548	107,600	113,426
Interest on certificates of deposit	71,939	50,700	144,308	73,935

Total interest and dividend income	7,939,134	7,211,160	15,817,488	13,974,856

Interest expense:
Interest on deposits	2,364,566	1,602,686	4,419,913	2,973,484
Interest on other borrowings	38,796	82,393	75,825	188,254

Total interest expense	2,403,362	1,685,079	4,495,738	3,161,738

Net interest income	5,535,772	5,526,081	11,321,750	10,813,118

Provision for loan losses	754,000	1,178,000	1,354,000	1,544,000

Net interest income after provision for loan losses	4,781,772	4,348,081	9,967,750	9,269,118

Noninterest income:
Service charges and other fee income	919,688	817,372	1,830,695	1,651,620
Trust income	79,684	64,946	163,467	129,617
Gain on sale of loans	15,891	23,364	27,192	39,671
Other	—	—	667	55,598

Total noninterest income	1,015,263	905,682	2,022,021	1,876,506

Noninterest expense:
Salaries and employee benefits	2,229,442	1,844,871	4,366,962	3,813,680
Net occupancy expense	278,388	279,373	593,932	603,058
Equipment expense	196,769	219,779	395,272	424,225
Professional and service fees	473,650	472,531	959,943	814,964
Computer service fees	82,356	86,372	163,527	173,668
Printing and supplies	84,126	90,608	156,585	179,594
Advertising	48,886	84,894	154,363	139,992
Other	467,801	549,765	956,643	974,827

Total noninterest expense	3,861,418	3,628,193	7,747,227	7,124,008

Income before federal income taxes	1,935,617	1,625,570	4,242,544	4,021,616
Federal income taxes	582,020	466,900	1,286,199	1,201,996

Net income	$1,353,597	$1,158,670	$2,956,345	$2,819,620

Per share statistics:
Basic EPS	$0.42	$0.36	$0.92	$0.88
Diluted EPS	$0.42	$0.36	$0.92	$0.88
Dividends	$0.21	$0.19	$0.42	$0.38
Basic average shares outstanding	3,201,281	3,199,370	3,201,714	3,196,643
Diluted average shares outstanding	3,201,353	3,200,184	3,201,784	3,197,492
See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended June 30, 2006 and 2005 (Unaudited)

				Accumulated
			Deferred	Other
	Common	Retained	Directors’	Comprehensive
	Stock	Earnings	Compensation	Loss	Total
Balances at March 31, 2005	$5,941,358	$40,487,437	$476,265	$(517,806)	$46,387,254
Amortization of long term incentive plan	13,013				13,013
Issued 407 shares for employee stock purchase plan	11,437				11,437
Issued 196 shares for current directors’ fees	5,798				5,798
Issued 986 shares for variable directors’ fees	29,787				29,787
Deferred compensation (1,852 stock units)			55,483		55,483
Comprehensive income:
Net income		1,158,670			1,158,670
Change in unrealized loss on debt securities available for sale, net of tax effect				354,575	354,575

Total comprehensive income					1,513,245
Cash dividends ($.19 per share)	—	(605,253)	—	—	(605,253)

Balances at June 30, 2005	$6,001,393	$41,040,854	$531,748	$(163,231)	$47,410,764

Balances at March 31, 2006	$6,106,215	$44,157,837	$600,088	$(653,703)	$50,210,437
Amortization of long term incentive plan	43,070				43,070
Issued 262 shares for employee stock purchase plan	6,502				6,502
Issued 46 shares for current directors’ fees	1,202				1,202
Issued 1,244 shares for variable directors’ fees	32,257				32,257
Deferred compensation (2,543 stock units)			66,154		66,154
Comprehensive income:
Net income		1,353,597			1,353,597
Change in unrealized loss on debt securities available for sale, net of tax effect				(162,347)	(162,347)

Total comprehensive income					1,191,250
Repurchase of shares (23,000 shares)	(45,610)	(556,205)			(601,815)
Cash dividends ($.21 per share)	—	(668,750)	—	—	(668,750)

Balances at June 30, 2006	$6,143,636	$44,286,479	$666,242	$(816,050)	$50,280,307

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

				Accumulated
			Deferred	Other
	Common	Retained	Directors’	Comprehensive
	Stock	Earnings	Compensation	Loss	Total
Balances at December 31, 2004	$5,858,133	$39,430,621	$455,481	$(28,187)	$45,716,048
Amortization of long term incentive plan	29,571				29,571
Issued 2,809 shares for employee stock purchase plan	72,952				72,952
Issued 367 shares for current directors’ fees	10,950				10,950
Issued 986 shares for variable directors’ fees	29,787				29,787
Deferred compensation (2,542 stock units)			76,267		76,267
Comprehensive income:
Net income		2,819,620			2,819,620
Change in unrealized loss on debt securities available for sale, net of tax effect				(135,044)	(135,044)

Total comprehensive income					2,684,576
Cash dividends ($.38 per share)	—	(1,209,387)	—	—	(1,209,387)

Balances at June 30, 2005	$6,001,393	$41,040,854	$531,748	$(163,231)	$47,410,764

Balances at December 31, 2005	$6,088,540	$43,389,917	$575,045	$(607,177)	$49,446,325
Amortization of long term incentive plan	57,925				57,925
Issued 696 shares for employee stock purchase plan	17,175				17,175
Issued 270 shares for current directors’ fees	6,999				6,999
Issued 1,244 shares for variable directors’ fees	32,257				32,257
Deferred compensation (3,511 stock units)			91,197		91,197
Comprehensive income:
Net income		2,956,345			2,956,345
Change in unrealized loss on debt securities available for sale, net of tax effect				(208,873)	(208,873)

Total comprehensive income					2,747,472
Repurchase of shares (30,000 shares)	(59,260)	(723,155)			(782,415)
Cash dividends ($.42 per share)	—	(1,336,628)	—	—	(1,336,628)

Balances at June 30, 2006	$6,143,636	$44,286,479	$666,242	$(816,050)	$50,280,307

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$2,956,345	$2,819,620
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,354,000	1,544,000
Depreciation and amortization	477,435	497,262
Deferred income tax benefit	(30,724)	(4,620)
Net amortization on investment securities	4,872	11,487
Earned portion of long term incentive plan	57,925	29,571
Shares issued for current directors’ compensation	39,256	40,737
Shares earned for deferred directors’ compensation	91,197	76,267
Gain on sale of loans	(27,192)	(39,671)
Proceeds from sale of loans	2,606,556	2,885,247
Origination of loans held for sale	(2,588,218)	(2,859,924)
(Gain) loss on the sale of other real estate owned, held for sale	21,410	(48,931)
Proceeds from sale of other real estate owned, held for sale	243,323	448,931
Loss on sale of land and facilities held for sale	—	2,595
Proceeds from sale of land and facilities held for sale	—	93,085
Increase in accrued interest income and other assets	193,909	(129,432)
Increase in accrued interest, taxes, and other liabilities	(387,786)	(779,248)

Net cash provided by operating activities	5,012,308	4,586,976

Cash flows from investing activities:
Purchases of available for sale securities	(1,860,624)	(2,235,190)
Purchases of held to maturity securities	(2,575,585)	(564,998)
Purchases/Stock dividend FHLBI stock	—	(22,900)
Proceeds from maturities and calls of available for sale securities	3,205,826	1,000,000
Proceeds from mortgage-backed securities paydowns-available for sale	953,384	1,703,160
Proceeds from maturities and calls of held to maturity securities	1,535,000	405,000
Purchases of certificates of deposit	(2,355,000)	(5,201,000)
Maturity of certificates of deposit	2,749,000	4,223,000
Net (increase) decrease in loans	1,352,437	(14,243,257)
Capital expenditures	(138,056)	(185,242)

Net cash provided by (used in) investing activities	2,866,382	(15,121,427)

Cash flows from financing activities:
Net increase (decrease) in deposits	(23,157,304)	15,650,507
Payments on FHLBI note	(304,281)	(3,281,742)
Proceeds from issuance of short term debt	6,595,271	11,000,000
Repayment of short term debt	—	(8,000,000)
Repurchase of common stock	(782,415)	—
Dividends paid	(1,336,628)	(1,209,387)
Shares issued for employee stock purchase	17,175	72,952

Net cash provided by (used in) financing activities	(18,968,182)	14,232,330

Net increase (decrease) in cash and cash equivalents	(11,089,492)	3,697,879
Cash and cash equivalents at beginning of year	24,101,691	17,838,343

Cash and cash equivalents at end of period	$13,012,199	$21,536,222

Supplemental disclosures:
Interest paid	$4,392,860	$3,075,389
Federal income taxes paid	1,632,919	1,691,682
Loans transferred to other real estate	1,259,000	296,770
Loans charged off	1,045,672	604,546
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
1. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of June 30, 2006, and consolidated results of operations and cash flows for the six months ended June 30, 2006 and 2005.
2. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2005 Annual Report contained in the Corporation’s report on Form 10-K filing.
4. The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income generated during the respective periods.
5. Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at June 30, 2006 and December 31, 2005 follows:

	June 30, 2006				December 31, 2005
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Gross	gross	Fair	Amortized	gross	gross	Fair
	cost	gains	losses	value	cost	gains	losses	value
Held to maturity:
Obligations of state and political subdivisions	$17,455,365	$197,517	$(132,095)	$17,520,787	$16,425,674	$365,562	$(28,032)	$16,763,204

Total held to maturity	17,455,365	197,517	(132,095)	17,520,787	16,425,674	365,562	(28,032)	16,763,204

Available for sale:
U.S Treasury and agency securities	30,102,587	—	(779,169)	29,323,418	32,095,107	6,068	(717,398)	31,383,777
Corporate bonds	—	—	—	—	1,000,062	4,517	—	1,004,579
Mortgage-backed securities	13,318,647	9,430	(466,700)	12,861,377	12,618,628	35,073	(248,225)	12,405,476

Total available for sale	43,421,234	9,430	(1,245,869)	42,184,795	45,713,797	45,658	(965,623)	44,793,832

Total securities	$60,876,599	$206,947	$(1,377,964)	$59,705,582	$62,139,471	$411,220	$(993,655)	$61,557,036

There were 31 available for sale securities in a continuous loss position for 12 months or more at June 30, 2006, which consist of nine asset-backed securities and 22 agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are bank qualified municipals, federal agencies or mortgage-backed securities issued by federal agencies, no other-than-temporary impairment was recorded at June 30, 2006. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of the securities available for sale at June 30, 2006, by length of time that individual securities in each category have been in a continuous loss position:

			June 30, 2006
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	gross	Fair	gross	Fair	gross	Fair
	losses	value	losses	value	losses	value
Available for sale:
U.S. Treasury and agency securities	$(148,500)	$5,737,440	$(630,669)	$23,585,978	$(779,169)	$29,323,418
Mortgage-backed securities	(207,389)	7,510,466	(259,311)	4,823,787	(466,700)	12,334,253

Total available for sale	$(355,889)	$13,247,906	$(889,980)	$28,409,765	$(1,245,869)	$41,657,671

As of December 31, 2005, there were 24 investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.
6. Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $7,001,000 at June 30, 2006, $5,625,000 at December 31, 2005, and $4,723,000 at June 30, 2005. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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
The following table presents basic and diluted net income per share:

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Weighted average basic shares outstanding	3,201,281	3,199,370	3,201,714	3,196,643
Effect of dilutive restricted stock	72	814	70	849

Weighted average diluted shares outstanding	3,201,353	3,200,184	3,201,784	3,197,492

Net income	$1,353,597	$1,158,670	$2,956,345	$2,819,620
Basic net income per share	$0.42	$0.36	$0.92	$0.88
Diluted net income per share	$0.42	$0.36	$0.92	$0.88
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
The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Corporation’s results of operations for the three and six months ended June 30, 2006 and 2005, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

Earnings	Second Quarter		Year-to-Date
(in thousands except per share data)	2006	2005	2006	2005
Net income	$1,354	$1,159	$2,956	$2,820
Basic and diluted net income per share	$0.42	$0.36	$0.92	$0.88
Net income for the three months ended June 30, 2006 as compared to the same period last year was positively affected by higher average commercial loan balances, a lower provision for loan losses in 2006, and higher noninterest income.
Net income for the three months ended June 30, 2006 increased $195,000 (16.8%) compared to the same period last year. In the second quarter of 2006, net interest income increased $10,000 (.2%) combined with a decrease in the provision for loan losses of $424,000 (36.0%), an increase in noninterest income of $109,000 (12.1%) and offset by an increase in noninterest expense of $233,000 (6.4%) and federal income taxes of $115,000 (24.7%).
Net income for the six months ended June 30, 2006 increased $137,000 (4.8%) compared to the same period last year. Net interest income increased $509,000 (4.7%), a decrease in the provision for loan losses of $190,000 (12.3%), and an increase in noninterest income of $145,000 (7.8%). Offsetting these favorable occurrences were an increase in noninterest expenses of $623,000 (8.7%) and federal income tax expense of $84,000 (7.0%).

Net Interest Income	Second Quarter		Year-to-Date
(in thousands)	2006	2005	2006	2005
Interest and dividends income	$7,939	$7,211	$15,817	$13,975
Interest expense	2,403	1,685	4,496	3,162

Net interest income	$5,536	$5,526	$11,321	$10,813
The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the quarter and the six months ended June 30.

INTEREST YIELDS AND COSTS (in thousands)
June 30, 2006 and 2005

	Second Quarter Averages
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$1,930	$23.4	4.79%	$3,740	$26.8	2.83%
Certificates of deposit	6,771	72.0	4.26%	7,258	50.7	2.76%
Securities: Taxable	44,386	421.0	3.79%	48,280	454.4	3.76%
Tax-exempt (1)	17,019	261.9	6.16%	16,208	266.5	6.58%
Commercial loans (2)(3)	308,022	6,106.7	7.84%	297,772	5,314.8	7.06%
Consumer loans (2)(3)	32,525	685.0	8.45%	35,727	685.0	7.69%
Mortgage loans (2)(3)	31,335	473.9	6.05%	34,198	528.0	6.18%

Total earning assets and total interest income	441,988	8,043.9	7.22%	443,183	7,326.2	6.56%

Cash and due from banks	10,353			10,994
All other assets	16,659			16,781
Allowance for loan losses	(7,363)			(6,203)

Total Assets	$461,637			$464,755

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$151,994	441.7	1.17%	$174,889	333.0	0.76%
Time	186,370	1,922.9	4.14%	158,827	1,269.7	3.21%
Short term borrowings	953	11.5	4.78%	4,710	38.7	3.25%
FHLBI advances	1,481	27.3	7.29%	2,346	43.6	7.36%

Total interest bearing liabilities and Total interest expense	340,798	2,403.4	2.83%	340,772	1,685.0	1.98%

Non-interest bearing deposits	66,582			73,309
All other liabilities	3,748			3,349
Stockholders’ Equity	50,509			47,325

Total Liabilities and Shareholders’ Equity	$461,637			$464,755

Interest spread			4.39%			4.58%

Net interest income-FTE		$5,640.5			$5,641.2

Net interest margin			5.04%			5.04%

(1)	Average yields on the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)	Interest on loans includes origination fees totaling $123,000 in 2006 and $152,000 in 2005.

INTEREST YIELDS AND COSTS (in thousands)
June 30, 2006 and 2005

	Year-to-Date Averages
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$4,665	$103.6	4.42%	$8,772	$110.5	2.51%
Certificates of deposit	6,959	144.3	4.18%	5,937	73.9	2.51%
Securities: Taxable	45,483	869.2	3.82%	48,174	907.4	3.77%
Tax-exempt (1)	17,122	534.0	6.24%	16,186	535.2	6.61%
Commercial loans (2)(3)	306,996	12,068.2	7.82%	292,793	10,230.5	6.95%
Consumer loans (2)(3)	33,832	1,383.0	8.24%	35,879	1,343.5	7.55%
Mortgage loans (2)(3)	31,301	930.7	5.95%	34,232	1,005.7	5.88%

Total earning assets and total interest income	446,358	16,033.0	7.16%	441,973	14,206.7	6.41%

Cash and due from banks	10,594			11,091
All other assets	16,785			17,159
Allowance for loan losses	(7,217)			(6,310)

Total Assets	$466,520			$463,913

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$160,299	836.0	1.05%	$184,208	657.4	0.72%
Time	183,051	3,583.9	3.95%	150,825	2,316.1	3.10%
Short term borrowings	887	20.6	4.61%	3,772	51.9	2.74%
FHLBI advances	1,511	55.2	7.27%	3,605	136.3	7.52%

Total interest bearing liabilities and Total interest expense	345,748	4,495.7	2.62%	342,410	3,161.7	1.86%

Non-interest bearing deposits	66,620			71,388
All other liabilities	3,910			3,345
Stockholders’ Equity	50,242			46,770

Total Liabilities and Shareholders’ Equity	$466,520			$463,913

Interest spread			4.54%			4.55%

Net interest income-FTE		$11,537.3			$11,045.0

Net interest margin			5.13%			4.97%

(1)	Average yields on the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)	Interest on loans includes origination fees totaling $279,000 in 2006 and $280,000 in 2005.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased $718,000 (9.8%) in the second quarter of 2006 compared to the second quarter of 2005. The yields on average earning assets increased by 66 basis points which was partially offset by a decrease of $1,195,000 (0.3%) in average earning assets. The increase in yield is primarily the result of increases in the prime interest rate.
The quarterly average balance of short term investments, certificates of deposit and securities decreased approximately $5,380,000 (7.1%) in the second quarter of 2006 as compared with the same period in 2005. Partially offsetting the decrease in average balances was an increase in the yield on these investments of 20 basis points due to higher yields on short term investments which benefited from the increases in the prime interest rate. Loans, which earn a higher yield than investments, had an increase in average balances of $4,185,000 (1.1%) in the second quarter of 2006 compared to the same period last year as well as a 70 basis point increase in yield. While yields on loans have improved from the prior year, continued competition in loan pricing is preventing the Bank from realizing the full impact of the prime rate increases. Competition is expected to continue to impact loan pricing throughout 2006. Due to competitive pricing pressures on loans and deposits, net interest margin will experience compression in 2006. Moreover, these competitive pressures as well as the weakened local economy have had and are expected to continue to have, a negative impact on commercial loan balances.
For the first half of the year, tax equivalent interest income increased $1,826,000 (12.9%). Loan interest income increased $1,802,000 (14.3%) due to higher average balances of $9,225,000 (2.5%) as well as the average yield increasing 79 basis points. The increase in loan growth occurred in commercial loans as the average commercial loan balances increased $14,203,000 (4.9%). Short term investment and securities interest income increased by $24,000 (1.5%) due to the average yield increasing 33 basis points, partially offset by a decrease in the average balances of $4,840,000 (6.1%).
Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the second quarter of 2006 increased $762,000 (47.5%) compared to the second quarter of 2005. This was the result of higher cost of funds due to higher interest rates paid on deposits of 87 basis points combined with higher average balances of $4,648,000 (1.4%).
Interest expense on deposits for the first half of 2006 increased $1,446,000 (48.6%) compared to the first half of 2005. This was the result of higher average balances of $8,317,000 (2.5%) in 2006 compared to 2005 combined with an increase in the average interest rate paid on deposits of 81 basis points. Deposits have shifted to relatively higher cost time deposits as rates increased. Rate increases on deposit products are expected to impact the yield paid on deposits for the remainder of 2006.
Borrowed funds’ average balance decreased $4,622,000 in the second quarter of 2006 compared to 2005 due to a decrease in Fed Funds and short term advances combined with the maturity of a Federal Home Loan Bank of Indianapolis (FHLBI) loan for $3,000,000 in April 2005. At period end, borrowed funds’ were up $6,300,000 over the December 31, 2005 balances due to lower public fund deposit balances which is the normal pattern for these funds. As of June 30, 2006, the bank has a $1,481,000 loan advance outstanding that was entered into in 2000. FHLBI borrowings are available to fund future loan growth if needed.
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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. As of June 30, 2006, the Bank had Large Certificates totaling approximately $66,000,000 compared to $65,000,000 at December 31, 2005. At June 30, 2006, the Bank had $29,000,000 in brokered certificates compared to $30,000,000 at December 31, 2005. Brokered certificates include $21,000,000 of certificates over $100,000 as of June 30, 2006.
It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $36,000,000 available at the FHLBI. As of June 30, 2006, approximately $1,500,000 of the line had been used for long term advances, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.
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

Interest Rate Sensitivity as of June 30, 2006
(in thousands)

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$160,896	$50,832	$139,630	$18,042	$369,400
Securities	6,860	11,916	33,546	8,472	60,794
Certificates of deposit	1,373	3,240	2,159	—	6,772
Short term investments	52	—	—	—	52

Total rate sensitive assets	$169,181	$65,988	$175,335	$26,514	$437,018

Liabilities:
NOW, savings & MMDA	$64,979	$—	$—	$79,179	$144,158
Time deposits	48,518	102,411	30,544	4,901	186,374
Other borrowings	6,595	329	1,152	—	8,076

Total rate sensitive liabilities	$120,092	$102,740	$31,696	$84,080	$338,608

Rate sensitivity gap and ratios:
Gap for period	$49,089	$(36,752)	$143,639	$(57,566)
Cumulative gap	49,089	12,337	155,976	98,410

Cumulative rate sensitive ratio	1.41	1.06	1.61	1.29
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
In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of June 30, 2006. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.
Provision for Loan Losses
(in thousands)

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Total	$754	$1,178	$1,354	$1,544
The Corporation recorded a loan loss provision of $754,000 in the second quarter of 2006 compared to a provision of $1,178,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at June 30, 2006 have increased $1,376,000, from December 31, 2005, and increased $2,278,000 from June 30, 2005. Net charge offs for the second quarter of 2006 were $486,000 compared to $118,000 in the same period in 2005.
Year to date the provision is $1,354,000 compared to $1,544,000 in the prior year. Management has determined that the allowance is adequate based on potential losses in the portfolio. At June 30, 2006 the allowance for loan losses as a percent of loans was 2.02% compared to 1.88% at December 31, 2005 and 1.92% at June 30, 2005.

For the first half of 2006 the Bank had net charge offs of $852,000 compared to $526,000 for 2005. Non-accrual, past due 90 days, and renegotiated loans were 1.90% of total loans at June 30, 2006, compared to 1.51% at December 31, 2005 and 1.27% at June 30, 2005.
Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $9,900,000 at June 30, 2006, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $4,500,000 of commercial loans separately identified as impaired. Impaired loans totaled $10,100,000 at December 31, 2005 and $9,700,000 at June 30, 2005. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.
The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $2,400,000 at June 30, 2006, $2,093,000 at December 31, 2005, and $2,748,000 at June 30, 2005.
Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.
Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets.
(in thousands)

	June 30, 2006	March 31, 2006	December 31, 2005
Nonaccrual loans	6,738	$6,201	$5,234
90 days or more past due and still accruing	263	527	391

Total nonperforming loans	7,001	6,728	5,625
Other real estate owned	1,674	658	680

Total nonperforming assets	$8,675	$7,386	$6,305

Nonperforming loans as a percent of total loans	1.90%	1.81%	1.51%
Allowance for loan losses as a percent of nonperforming loans	107%	108%	124%
Nonperforming assets as a percent of total loans and other real estate owned	2.34%	1.98%	1.69%

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first six months of 2006 and 2005 (in thousands):

	2006	2005
Components:
Allowance for loan losses
Balance, beginning of year	$6,991	$6,093
Loans charged off:
Real estate mortgage	—	—
Commerical	771	345
Consumer	275	260

Total charge-offs	1,046	605
Recoveries to loans previously charged off:
Real estate mortgage	—	—
Commerical	99	15
Consumer	95	64

Total recoveries	194	79

Net loans charged off	852	526
Additions to allowance charged to operations	1,330	1,546

Balance, end of quarter	7,469	7,113
Reserve for unfunded credit commitments
Balance, beginning of year	454	307
Additions (reductions) to reserve charged to operations	24	(2)

Balance, end of quarter	478	305

Total allowance for loan losses and reserve for unfunded credit commitments	$7,947	$7,418

Ratios:
Net loans charged off (annualized) to average loans outstanding	0.46%	0.29%
Allowance for loan losses to loans outstanding	2.02%	1.92%
Noninterest Income
(in thousands)

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Total	$1,015	$906	$2,022	$1,877
Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income increased by $110,000 (12.1%) during the second quarter of 2006 compared to the same quarter in 2005. Service charges and other fee income increased $102,000 (12.5%) during the second quarter of 2006 from the second quarter of 2005 due to increases in service charges on deposit accounts, returned check fees and ATM network income, and an increase in loan late fees. Trust income increased $15,000 (22.7%) in the second quarter 2006 compared to the same period last year due to higher assets under management and increased fees from money market fund distributions. Gain on the sale of loans decreased $7,000 (32.0%) due to lower volume of mortgage loans originated for sale. During the second quarter of 2006, $1,003,000 of loans were sold compared to $1,454,000 in the same quarter of 2005.
For the six months ending June 30, 2006, noninterest income increased $146,000 (7.8%). Service charges and other fee income increased $179,000 (10.8%) due to primarily to higher deposit service charges, returned check fees, commercial loan late fees and service charges, and network income. Trust income increased $34,000 (26.1%) due to the reasons mentioned above. Gain on sale of loans decreased $12,000 (31.5%) due to fewer mortgages originated for sale in 2006. Other income decreased $55,000 (98.8%) due to gains realized on other real estate owned in 2005.

Noninterest Expense
(in thousands)

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Total	$3,861	$3,628	$7,747	$7,124
Noninterest expense increased $233,000 (6.4%) in the second quarter of 2006 compared to the same period in 2005. Salaries and benefits increased $385,000 (20.8%) in the second quarter of 2006 compared to the second quarter of 2005 due to increased benefit costs, annual salary increases, filling of open positions, and change in chief executive officers. Management expects to incur additional costs during the third quarter relating to the CEO replacement. Net occupancy cost decreased $1,000 (0.4%) in 2006 compared to 2005 primarily due to the lower building service expenses offset by increased maintenance expenses. Equipment expenses decreased $23,000 (10.5%) due to lower equipment maintenance and depreciation expense in 2006. Professional and service fees are $1,000 (0.2%) higher in 2006 than in 2005 due to timing of various strategic projects offset by lower audit fees. Computer service fees decreased $4,000 (4.6%) due to timing of expense. Printing and supplies costs decreased $6,000 (7.2%) due to 2005 including costs associated with new products and the related brochures. Advertising costs decreased $36,000 (42.4%) due to more promotions during the second quarter of 2005. Other expenses decreased $82,000 (14.9%) primarily due to higher commercial loan and collection fees in 2005.
For the first half of the year, noninterest expense increased $623,000 (8.7%) compared to the prior year. Salaries and employee benefits increased $553,000 (14.5%) due to increased salaries due to filling of positions, expenses related to the change in chief executive officers, and increased profit sharing expense. Occupancy costs decreased $9,000 (1.5%) due to increased building maintenance costs offset by lower building service expenses. Equipment expense decreased $29,000 (6.8%) due to lower equipment maintenance and depreciation expense. Professional service fees increased $145,000 (17.8%) due to recruitment fees and various strategic projects. Computer service fees decreased $10,000 (5.8%) due to timing of expense. Printing and supplies decreased $23,000 (12.8%) due to timing of expense. Advertising expense increased $14,000 (10.3%). Other expenses decreased $18,000 (1.9%) due to lower loan and collection expense.
Income Tax Expense
(in thousands)

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Total	$582	$467	$1,286	$1,202
Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.
Capital
(in thousands)

	June 30, 2006	December 31, 2005
Stockholders’ Equity	$50,280	$49,446
Ratio of Equity to Total Assets	10.91%	10.36%
The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at June 30, 2006 was 13.03% and total risk-based capital was 14.29%. At June 30, 2005, these ratios were 11.65% and 12.91%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 11.00% at June 30, 2006, and 9.72% in 2005. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2005.
Contractual Obligations
As of June 30, 2006, December 31, 2005, and June 30, 2005, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $5,500,000, $3,200,000 and $4,200,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2006, December 31, 2005 and June 30, 2005, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.
Impact of New Accounting Standards
During the first quarter of fiscal 2006, the Corporation adopted the provisions of the Financial Accounting Standards Board’s (FASB) SFAS 123(R), Share-Based Payment. The Corporation has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan. Consequently, the Statement has no impact on the Corporation’s results of operations or financial condition relating to stock options until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP). The Statement allows for ESPP shares to be issued at ninety-five percent of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s plan allows for the purchase of shares at ninety-five percent of fair market value as of the grant date, thus no compensation expense was recognized upon the effectiveness of SFAS 123(R). Also, in accordance with the requirements of the pronouncement, the Corporation reclassified unearned long term incentive compensation to common stock in the Corporation’s consolidated balance sheet as of June 30, 2006 and December 31, 2005. The adoption of SFAS 123(R) did not have a significant impact on its consolidated financial statements or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for the Corporation beginning January 1, 2007. Management has not completed its review of the new guidance; however, the effect of the Interpretation’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140. The Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits entities to choose either the amortization method or the fair value measurement method subsequently measuring each class of separately recognized servicing assets and servicing liabilities. The Statement is intended to simplify the accounting for servicing assets and liabilities, particularly for those entities that use derivative instruments, which are required to be accounted for at fair value, to mitigate the risks inherent in servicing assets and servicing liabilities. The Statement is effective for the Corporation beginning January 1, 2007. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation in not expected to be material to the Corporation’s results of operations or financial position.
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

With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2006, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2006, there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All securities sold by the Corporation were registered under the Securities Act.

The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2006:

			Total Number of Shares	Maximum Number That
	Total Number of	Average Price	Purchased as Part of a	May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Publicly Announced Program	Under the Program (1)
April 2006	—	—	—	100,000
May 2006	—	—	—	100,000
June 2006	23,000	26.17	—	77,000

Total	30,000	$26.08	—	77,000

(1)	On March 16, 2006, the Corporation’s Board of Directors authorized a new share repurchase program. The new repurchase program authorizes the repurchase of up to one hundred thousand shares of the Corporation’s common stock and expires March 16, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
The registrant’s annual meeting of stockholders was held on April 12, 2006.
(1) The stockholders voted on the election of directors.
The following three nominees for the office of director were elected for a term expiring in 2009:

	Votes For	Votes Against
Gary R Boss	2,108,077	23,641
Herbert W. Bursch	2,060,199	71,519
Richard F. Hopper	2,090,555	41,163
Additionally, the following directors continue in office.
Term expiring in 2007:
Barbara Draper
Randolph E Rudisill
W. Rickard Scofield
Term expiring in 2008:
Athena Bacalis
Dona Scott Laskey
James R. McAuliffe
R. Michael Yost
(2) The ratification of the selection of BDO Seidman, LLP as the independent auditors for 2006 was also approved.
Votes for: 2,075,423       Votes against: 22,304       Votes abstained: 33,991

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.
/s/ Barbara Draper
Barbara Draper
President and Chief Executive Officer

/s/ Janice B. Trouba
Janice B. Trouba
Chief Financial Officer

DATE: August 4, 2006

Exhibit Index

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).