Form 10-Q
period 2006-09-30
FNBH BANCORP INC
filed 2006-11-09
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer [__] Accelerated filer [X] Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes [__]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,122,963 shares of the Corporation’s Common Stock (no par value) were outstanding as of October 31, 2006.

TABLE OF CONTENTS

Page Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1
Consolidated Statements of Income for the three months and nine months ended
September 30, 2006 and 2005	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the three months ended September 30, 2006 and 2005	3
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the nine months ended September 30, 2006 and 2005	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	20

Part II. Other Information
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6. Exhibits	21

Signatures	22

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30 2006	December 31 2005

Assets
Cash and due from banks	$11,792,964	$19,281,982
Short term investments	3,983,627	4,819,709

Total cash and cash equivalents	15,776,591	24,101,691
Certificates of deposit	5,497,000	7,166,000
Investment Securities:
Investment securities held to maturity, net (fair value of $17,350,244
at September 30, 2006 and $16,763,204 at December 31, 2005)	17,084,769	16,425,674
Investment securities available for sale, at fair value	25,602,803	32,388,356
Mortgage-backed securities available for sale, at fair value	12,534,940	12,405,476
FHLBI and FRB stock, at cost	1,042,950	1,153,550

Total investment securities	56,265,462	62,373,056
Loans:
Commercial	317,651,401	305,387,518
Consumer	29,921,453	36,161,235
Real estate mortgage	29,474,857	31,306,493

Total loans	377,047,711	372,855,246
Less allowance for loan losses	(7,226,118)	(6,991,125)

Net loans	369,821,593	365,864,121
Premises and equipment, net	9,940,910	10,465,856
Other real estate owned, held for sale	1,726,100	679,733
Accrued interest and other assets	6,587,971	6,574,686

Total assets	$465,615,627	$477,225,143

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$65,108,585	$71,415,340
NOW	57,404,875	40,739,655
Savings and money market	101,145,470	133,865,335
Time deposits	161,116,872	145,927,984
Brokered certificates of deposit	24,645,800	30,137,273

Total deposits	409,421,602	422,085,587
Other borrowings	1,480,813	1,785,094
Accrued interest, taxes, and other liabilities	4,339,217	3,908,137

Total liabilities	415,241,632	427,778,818
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,122,963 shares issued and outstanding at September 30, 2006 and 3,187,374
shares issued and outstanding at December 31, 2005	6,084,262	6,088,540
Retained earnings	44,077,962	43,389,917
Deferred directors' compensation	695,172	575,045
Accumulated other comprehensive loss, net	(483,401)	(607,177)

Total stockholders' equity	50,373,995	49,446,325

Total liabilities and stockholders' equity	$465,615,627	$477,225,143

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005

Interest and dividend income:
Interest and fees on loans	$7,300,165	$6,771,951	$21,620,016	$19,281,354
Interest and dividends on investment securities:
U.S. Treasury and agency securities	397,632	422,107	1,221,039	1,275,136
Obligations of states and political subdivisions	186,290	181,030	562,767	551,675
Corporate bonds	-	15,092	17,560	45,132
Other securities	12,445	12,416	40,730	36,794
Interest on short term investments	45,584	136,983	153,184	250,409
Interest on certificates of deposit	63,359	60,856	207,667	134,791

Total interest and dividend income	8,005,475	7,600,435	23,822,963	21,575,291

Interest expense:
Interest on deposits	2,679,747	1,847,047	7,099,660	4,820,531
Interest on other borrowings	112,238	59,532	188,063	247,786

Total interest expense	2,791,985	1,906,579	7,287,723	5,068,317

Net interest income	5,213,490	5,693,856	16,535,240	16,506,974

Provision for loan losses	785,000	500,000	2,139,000	2,044,000

Net interest income after provision for loan losses	4,428,490	5,193,856	14,396,240	14,462,974

Noninterest income:
Service charges and other fee income	914,783	910,535	2,745,478	2,562,155
Trust income	86,505	87,808	249,972	217,425
Gain on sale of loans	10,216	15,944	37,408	55,615
Other	1,950	4,502	2,617	60,100

Total noninterest income	1,013,454	1,018,789	3,035,475	2,895,295

Noninterest expense:
Salaries and employee benefits	1,754,079	1,822,701	6,121,041	5,636,381
Net occupancy expense	273,297	288,964	867,229	892,022
Equipment expense	183,254	208,427	578,526	632,652
Professional and service fees	447,277	432,898	1,407,220	1,247,862
Computer service fees	81,506	89,445	245,033	263,113
Printing and supplies	68,916	74,608	225,501	254,202
Advertising	81,014	77,055	235,377	217,046
Other	551,192	408,387	1,507,835	1,383,215

Total noninterest expense	3,440,535	3,402,485	11,187,762	10,526,493

Income before federal income taxes	2,001,409	2,810,160	6,243,953	6,831,776
Federal income taxes	602,721	885,700	1,888,920	2,087,696

Net income	$1,398,688	$1,924,460	$4,355,033	$4,744,080

Per share statistics:
Basic EPS	$0.44	$0.60	$1.37	$1.48
Diluted EPS	$0.44	$0.60	$1.36	$1.48
Dividends	$0.21	$0.21	$0.63	$0.59
Basic average shares outstanding	3,168,227	3,202,439	3,190,429	3,198,596
Diluted average shares outstanding	3,168,428	3,202,914	3,190,629	3,199,144

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended September 30, 2006 and 2005 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at June 30, 2005	$6,001,393	$41,040,854	$531,748	$(163,231)	$47,410,764
Amortization of long term incentive plan	39,453				39,453
Issued 415 shares for employee stock purchase plan	11,379				11,379
Issued 175 shares for current directors' fees	5,050				5,050
Deferred compensation (798 stock units)			23,015		23,015
Comprehensive income:
Net income		1,924,460			1,924,460
Change in unrealized loss on debt securities
available for sale, net of tax effect				(173,546)	(173,546)

Total comprehensive income					1,750,914
Cash dividends ($.21 per share)		(669,090)			(669,090)

Balances at September 30, 2005	$6,057,275	$42,296,224	$554,763	$(336,777)	$48,571,485

Balances at June 30, 2006	$6,143,636	$44,286,479	$666,242	$(816,050)	$50,280,307
Amortization of long term incentive plan	11,495				11,495
Issued 273 shares for employee stock purchase plan	6,741				6,741
Deferred compensation (1,113 stock units)			28,930		28,930
Comprehensive income:
Net income		1,398,688			1,398,688
Change in unrealized loss on debt securities
available for sale, net of tax effect				332,649	332,649

Total comprehensive income					1,731,337
Repurchase of shares (39,000 shares)	(77,610)	(943,250)			(1,020,860)
Cash dividends ($.21 per share)		(663,955)			(663,955)

Balances at September 30, 2006	$6,084,262	$44,077,962	$695,172	$(483,401)	$50,373,995

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2004	$5,858,133	$39,430,621	$455,481	$(28,187)	$45,716,048
Amortization of long term incentive plan	69,024				69,024
Issued 3,244 shares for employee stock purchase plan	84,331				84,331
Issued 542 shares for current directors' fees	16,000				16,000
Issued 986 shares for variable directors' fees	29,787				29,787
Deferred compensation (3,340 stock units)			99,282		99,282
Comprehensive income:
Net income		4,744,080			4,744,080
Change in unrealized loss on debt securities
available for sale, net of tax effect				(308,590)	(308,590)

Total comprehensive income					4,435,490
Cash dividends ($.59 per share)		(1,878,477)			(1,878,477)

Balances at September 30, 2005	$6,057,275	$42,296,224	$554,763	$(336,777)	$48,541,698

Balances at December 31, 2005	$6,088,540	$43,389,917	$575,045	$(607,177)	$49,446,325
Amortization of long term incentive plan	69,420				69,420
Issued 969 shares for employee stock purchase plan	23,916				23,916
Issued 270 shares for current directors' fees	6,999				6,999
Issued 1,244 shares for variable directors' fees	32,257				32,257
Deferred compensation (4,624 stock units)			120,127		120,127
Comprehensive income:
Net income		4,355,033			4,355,033
Change in unrealized loss on debt securities
available for sale, net of tax effect				123,776	123,776

Total comprehensive income					4,478,809
Repurchase of shares (69,000 shares)	(136,870)	(1,666,405)			(1,803,275)
Cash dividends ($.63 per share)		(2,000,583)			(2,000,583)

Balances at September 30, 2006	$6,084,262	$44,077,962	$695,172	$(483,401)	$50,373,995

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2006	2005

Cash flows from operating activities:
Net income	$4,355,033	$4,744,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,139,000	2,044,000
Depreciation and amortization	708,193	740,666
Deferred income tax benefit	(30,724)	(4,620)
Net amortization on investment securities	7,701	13,830
Earned portion of long term incentive plan	69,420	69,024
Shares issued for current directors' compensation	39,256	45,787
Shares earned for deferred directors' compensation	120,127	99,282
Loss on disposal of equipment	-	19,659
Gain on sale of loans	(37,408)	(55,615)
Proceeds from sale of loans	4,042,040	4,548,393
Origination of loans held for sale	(4,014,968)	(4,238,325)
(Gain) loss on the sale of other real estate owned, held for sale	2,101	(73,955)
Loss on sale of land and facilities held for sale	-	2,595
Increase in accrued interest income and other assets	(46,324)	(250,333)
Increase(decrease) in accrued interest, taxes, and other liabilities	335,080	(273,191)

Net cash provided by operating activities	7,688,527	7,431,277

Cash flows from investing activities:
Purchases of available for sale securities	(1,860,624)	(5,119,280)
Purchases of held to maturity securities	(2,575,585)	(564,998)
Purchases/Stock dividend FHLBI stock	110,600	(22,900)
Proceeds from maturities and calls of available for sale securities	7,205,826	1,000,000
Proceeds from mortgage-backed securities paydowns-available for sale	1,507,215	2,803,419
Proceeds from maturities and calls of held to maturity securities	1,900,000	885,000
Proceeds from sale of other real estate owned, held for sale	741,632	1,003,955
Proceeds from sale of land and facilities held for sale	-	93,085
Purchases of certificates of deposit	(2,552,000)	(8,538,000)
Maturity of certificates of deposit	4,221,000	7,659,000
Net increase in loans	(7,780,236)	(14,451,602)
43	(183,247)	(225,453)

Net cash provided by (used in) investing activities	734,581	(15,477,774)

Cash flows from financing activities:
Net increase (decrease) in deposits	(12,663,985)	35,762,366
Payments on FHLBI note	(304,281)	(3,281,742)
Proceeds from issuance of short term debt	8,000,000	11,000,000
Repayment of short term debt	(8,000,000)	(14,000,000)
Repurchase of common stock	(1,803,275)	-
Dividends paid	(2,000,583)	(1,878,477)
Shares issued for employee stock purchase	23,916	84,331

Net cash provided by (used in) financing activities	(16,748,208)	27,686,478

Net increase (decrease) in cash and cash equivalents	(8,325,100)	19,639,981
Cash and cash equivalents at beginning of year	24,101,691	17,838,343

Cash and cash equivalents at end of period	$15,776,591	$37,478,324

Supplemental disclosures:
Interest paid	$7,090,038	$4,881,383
Federal income taxes paid	1,632,919	2,369,682
Loans transferred to other real estate	1,790,100	968,181
Loans charged off	2,108,638	954,189

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of September 30, 2006, and consolidated results of operations and cash flows for the nine months ended September 30, 2006 and 2005.

2.     The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

5.     Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at September 30, 2006 and December 31, 2005 follows:

	September 30, 2006				December 31, 2005

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	$17,084,769	$295,027	$(29,552)	$17,350,244	$16,425,674	$365,562	(28,032)	16,763,204

Total held to maturity	17,084,769	295,027	(29,552)	17,350,244	16,425,674	365,562	(28,032)	16,763,204

Available for sale:
U.S Treasury and agency
securities	26,106,273	-	(503,470)	25,602,803	32,095,107	6,068	(717,398)	31,383,777
Corporate bonds	-	-	-	-	1,000,062	4,517	-	1,004,579
Mortgage-backed securities	12,763,897	22,594	(251,551)	12,534,940	12,618,628	35,073	(248,225)	12,405,476

Total available for sale	38,870,170	22,594	(755,021)	38,137,743	45,713,797	45,658	(965,623)	44,793,832

Total securities	$55,954,939	$317,621	$(784,573)	$55,487,987	$62,139,471	$411,220	$(993,655)	$61,557,036

There were six held to maturity obligations and 37 available for sale securities in a continuous loss position for 12 months or more at September 30, 2006. The available for sale securities consist of 22 asset-backed securities and 15 agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are bank qualified municipals, federal agencies or mortgage-backed securities issued by federal agencies, no other-than-temporary impairment was recorded at September 30, 2006. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of the securities available for sale at September 30, 2006, by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		September 30, 2006 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	$(18,187)	$3,077,196	$(11,365)	$729,902	$(29,552)	$3,807,098

Available for sale:
U.S. Treasury and agency
securities	$-	$-	$(503,470)	$25,602,803	$(503,470)	$25,602,803
Mortgage-backed securities	(10,727)	1,428,834	(240,824)	8,548,411	(251,551)	9,977,245

Total available for sale	$(10,727)	$1,428,834	$(744,294)	$34,151,214	$(755,021)	$35,580,048

As of December 31, 2005, there were 24 investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $12,255,000 at September 30, 2006, $5,625,000 at December 31, 2005, and $6,876,000 at September 30, 2005. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The following table presents basic and diluted net income per share:

	Third Quarter		Year-to-Date
	2006	2005	2006	2005

Weighted average basic shares outstanding	3,168,227	3,202,439	3,190,429	3,198,596
Effect of dilutive restricted stock	201	475	200	548

Weighted average diluted shares outstanding	3,168,428	3,202,914	3,190,629	3,199,144

Net income	$1,398,688	$1,924,460	$4,355,033	$4,744,080
Basic net income per share	$0.44	$0.60	$1.37	$1.48
Diluted net income per share	$0.44	$0.60	$1.36	$1.48

8.     Under its Long-Term Incentive Plan (the “Plan”) the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the plan to date. The restricted stock awards have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under this plan can not exceed 200,000. A summary of the activity under the plan for the nine months ended September 30, 2006 is presented below:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2006	5,061	$27.15
Granted	2,244	25.93
Vested	(2,611)	26.60
Forfeited	(138)	28.89

Outstanding at September 30, 2006	4,556	$26.82

The total fair value of awards granted during the nine months ended September 30, 2006 and 2005 was $58,200 and $70,200, respectively. The total fair value of the awards vested during the nine months ended at September 30, 2006 and 2005 was $69,420 and $69,024, respectively. As of September 30, 2006, there was $122,200 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 1.99 years.

9.     Certain amounts included in the 2005 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Corporation’s results of operations for the three and nine months ended September 30, 2006 and 2005, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

Earnings	Third Quarter		Year-to-Date
(in thousands except per share data)	2006	2005	2006	2005

Net income	$1,399	$1,924	$4,355	$4,744
Basic net income per share	$0.44	$0.60	$1.37	$1.48
Diluted net income per share	$0.44	$0.60	$1.36	$1.48

Net income for the three months ended September 30, 2006 as compared to the same period last year was negatively affected by higher interest expense on deposits and the increased provision for loan losses. These unfavorable variances were only partially offset by increased interest income due to higher average commercial loan balances.

Net income for the three months ended September 30, 2006 decreased $526,000 (27.3%) compared to the same period last year. In the third quarter of 2006, net interest income decreased $480,000 (8.4%), and the provision for loan losses increased $285,000 (57.0%), along with a decrease in noninterest income of $5,000 (0.5%), and an increase in noninterest expense of $38,000 (1.1%). Partially offsetting these unfavorable variances was a decrease in federal income taxes of $283,000 (31.9%).

Net income for the nine months ended September 30, 2006 decreased $389,000 (8.2%) compared to the same period last year. Net interest income increased $28,000 (0.2%), noninterest income increased $140,000 (4.8%), and there was a decrease in federal income tax expense of $199,000 (9.5%). Offsetting these favorable variances were an increase in the provision for loan losses of $95,000 (4.6%) and an increase in noninterest expenses of $661,000 (6.3%).

Net Interest Income	Third Quarter		Year-to-Date
(in thousands)	2006	2005	2006	2005

Interest and dividends income	$8,005	$7,600	$23,823	$21,575
Interest expense	2,792	1,906	7,288	5,068

Net interest income	$5,213	$5,694	$16,535	$16,507

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the quarter and the nine months ended September 30:

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2006 and 2005

	----------Third Quarter Averages----------
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$3,440	$44.3	5.04%	$15,734	$135.5	3.37%
Certificates of deposit	5,740	63.4	4.38%	7,164	60.9	3.37%
Securities: Taxable	43,015	410.1	3.81%	47,878	449.6	3.76%
Tax-exempt (1)	17,287	259.7	6.01%	15,850	259.4	6.55%
Commercial loans (2)(3)	312,127	6,194.4	7.77%	300,841	5,627.3	7.32%
Consumer loans (2)(3)	30,831	677.5	8.72%	36,679	702.3	7.60%
Mortgage loans (2)(3)	30,227	461.9	6.11%	32,760	477.7	5.83%

Total earning assets and total interest income	442,667	8,111.3	7.20%	456,906	7,712.7	6.64%

Cash and due from banks	11,196			11,852
All other assets	17,427			16,908
Allowance for loan losses	(7,527)			(7,146)

Total Assets	$463,763			$478,520

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$148,652	577.3	1.54%	$172,605	354.4	0.82%
Time	187,976	2,102.4	4.44%	174,422	1,492.6	3.40%
Short term borrowings	5,993	84.7	5.53%	2,935	25.9	3.46%
FHLBI advances	1,481	27.5	7.29%	1,785	33.6	7.37%

Total interest bearing liabilities and
Total interest expense	344,102	2,791.9	3.22%	351,747	1,906.5	2.16%

Non-interest bearing deposits	65,342			75,259
All other liabilities	3,945			3,318
Stockholders' Equity	50,374			48,196

Total Liabilities and Shareholders' Equity	$463,763			$478,520

Interest spread			3.98%			4.48%

Net interest income-FTE		$5,319.4			$5,806.2

Net interest margin			4.70%			4.98%

(1)	Average yields on the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $120,000 in 2006 and $164,000 in 2005.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2006 and 2005

	----------Year-to-Date Averages----------
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$4,252	$147.9	4.59%	$11,118	$246.0	2.92%
Certificates of deposit	6,548	207.7	4.24%	6,351	134.8	2.84%
Securities: Taxable	44,651	1,279.3	3.82%	48,075	1,357.1	3.76%
Tax-exempt (1)	17,178	794.0	6.16%	16,073	794.7	6.59%
Commercial loans (2)(3)	308,725	18,262.4	7.80%	295,505	15,857.7	7.08%
Consumer loans (2)(3)	32,821	2,060.5	8.39%	36,149	2,045.8	7.57%
Mortgage loans (2)(3)	30,939	1,392.5	6.00%	33,735	1,483.4	5.86%

Total earning assets and total interest income	445,114	24,144.3	7.17%	447,006	21,919.5	6.49%

Cash and due from banks	10,797			11,347
All other assets	17,002			17,095
Allowance for loan losses	(7,322)			(6,592)

Total Assets	$465,591			$468,856

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$156,374	1,413.3	1.21%	$180,297	1,011.8	0.75%
Time	184,711	5,686.3	4.12%	158,777	3,808.7	3.21%
Short term borrowings	2,607	105.2	5.32%	3,490	77.9	2.94%
FHLBI advances	1,501	82.9	7.28%	2,992	169.9	7.49%

Total interest bearing liabilities and
Total interest expense	345,193	7,287.7	2.82%	345,556	5,068.3	1.96%

Non-interest bearing deposits	66,190			72,693
All other liabilities	3,939			3,352
Stockholders' Equity	50,269			47,255

Total Liabilities and Shareholders' Equity	$465,591			$468,856

Interest spread			4.35%			4.53%

Net interest income-FTE		$16,856.6			$16,851.2

Net interest margin			4.99%			4.97%

(1)	Average yields on the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $399,000 in 2006 and $444,000 in 2005.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income increased $399,000 (5.2%) in the third quarter of 2006 compared to the third quarter of 2005. The yields on average earning assets increased by 56 basis points which was partially offset by a decrease of $14,239,000 (3.1%) in average earning assets. The increase in yield is primarily the result of increases in the prime interest rate.

The quarterly average balance of short term investments, certificates of deposit and securities decreased approximately $17,144,000 (19.8%) in the third quarter of 2006 as compared with the same period in 2005. Short-term investments have decreased due to the lower deposit balances in 2006 as compared to 2005. Partially offsetting the decrease in average balances was an increase in the yield on these investments of 30 basis points due primarily to higher yields on the majority of these investments. Loans, which earn a higher yield than investments, had an increase in average balances of $2,905,000 (0.8%) in the third quarter of 2006 compared to the same period last year along with a 49 basis point increase in yield. While yields on loans have improved from the prior year, continued competition in loan pricing is preventing the Bank from realizing the full impact of the prime rate increases. Competition is expected to continue to impact loan pricing throughout 2006. Due to competitive pricing pressures on loans and deposits, and to a lesser extent, the high nonperforming loan balances, we expect that net interest margin will continue to experience compression in 2006.

For the first nine months of the year, tax equivalent interest income increased $2,225,000 (10.1%). Loan interest income increased $2,329,000 (12.0%) due to higher average balances of $7,096,000 (1.9%) combined with the average yield increasing 79 basis points. The increase in loan growth occurred in commercial loans as the average commercial loan balances increased $13,220,000 (4.5%). Short term investment and securities interest income decreased by $104,000 (4.1%) due to a decrease in the average balances of $8,988,000 (11.0%) partially offset by the average yield increasing 33 basis points.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the third quarter of 2006 increased $833,000 (45.1%) compared to the third quarter of 2005. This was the result of higher cost of funds due to higher interest rates paid on deposits of 105 basis points offset by lower average balances of $10,399,000 (3.0%).

Interest expense on deposits for the first nine months of 2006 increased $2,279,000 (47.3%) compared to the same period of 2005. This was the result of higher average balances of $2,011,000 (0.6%) in 2006 compared to 2005 combined with an increase in the average interest rate paid on deposits of 88 basis points. Deposits have shifted to relatively higher cost time deposits as rates increased. Rate increases on deposit products are expected to impact the yield paid on deposits for the remainder of 2006.

Borrowed funds’ average balance increased $2,754,000 in the third quarter of 2006 compared to 2005 due to a increase in short term advances from the Federal Home Loan Bank of Indianapolis (FHLBI). At period end, borrowed funds’ balances were slightly lower than December 31, 2005 balances. As of September 30, 2006, the Bank has a $1,481,000 loan advance outstanding that was entered into in 2000. FHLBI borrowings are available to fund future loan growth if needed.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The breakdown of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. As of September 30, 2006, the Bank had Large Certificates totaling approximately $90,000,000 compared to $65,000,000 at December 31, 2005. At September 30, 2006, the Bank had $25,000,000 in brokered certificates compared to $30,000,000 at December 31, 2005. Brokered certificates include $17,000,000 of certificates over $100,000 as of September 30, 2006.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $38,000,000 available at the FHLBI. As of September 30, 2006, approximately $1,500,000 of the line had been used for long term advances, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of September 30, 2006
(in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans	$158,114	$48,025	$146,574	$24,335	$377,048
Securities	4,304	14,797	29,663	7,501	56,265
Certificates of deposit	1,178	2,650	1,669	-	5,497
Short term investments	3,984	-	-	-	3,984
Total rate sensitive assets	$167,580	$65,472	$177,906	$31,836	$442,794

Liabilities:
NOW, savings & MMDA	$60,721	$-	$-	$97,829	$158,550
Time deposits	50,417	113,532	21,806	8	185,763
Other borrowings	-	329	1,152	-	1,481
Total rate sensitive liabilities	$111,138	$113,861	$22,958	$97,837	$345,794

Rate sensitivity gap and ratios:
Gap for period	$56,442	$(48,389)	$154,948	$(66,001)
Cumulative gap	56,442	8,053	163,001	97,000

Cumulative rate sensitive ratio	1.51	1.04	1.66	1.28

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of September 30, 2006. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses (in thousands)	Third Quarter		Year-to-Date
	2006	2005	2006	2005

Total	$785	$500	$2,139	$2,044

The Corporation recorded a loan loss provision of $785,000 in the third quarter of 2006 compared to a provision of $500,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at September 30, 2006 have increased $6,630,000, from December 31, 2005, and increased $5,379,000 from September 30, 2005. Net charge offs for the third quarter of 2006 were $956,000 compared to $303,000 in the same period in 2005.

Year to date the provision is $2,139,000 compared to $2,044,000 in the prior year. Management has determined that the allowance is adequate based on potential losses in the portfolio. At September 30, 2006 the allowance for loan losses as a percent of loans was 1.92% compared to 1.88% at December 31, 2005 and 1.97% at September 30, 2005. For the first nine months of 2006 the Bank had net charge offs of $1,808,000 compared to $829,000 for 2005. Non-accrual, past due 90 days, and renegotiated loans were 3.25% of total loans at September 30, 2006, compared to 1.51% at December 31, 2005 and 1.86% at September 30, 2005.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $13,500,000 at September 30, 2006, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $3,700,000 of commercial loans separately identified as impaired. Impaired loans totaled $10,100,000 at December 31, 2005 and $9,800,000 at September 30, 2005. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $1,350,000 at September 30, 2006, $2,400,000 at June 30, 2006, $2,093,000 at December 31, 2005, and $2,839,000 at September 30, 2005.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition.

Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets.

Nonperforming Assets (in thousands)	September 30, 2006	June 30, 2006	December 31, 2005

Nonaccrual loans	$11,796	$6,738	$5,234
90 days or more past due and still accruing	459	263	391

Total nonperforming loans	12,255	7,001	5,625
Other real estate owned	1,726	1,674	680

Total nonperforming assets	$13,981	$8,675	$6,305

Nonperforming loans as a percent of total loans	3.25%	1.90%	1.51%
Allowance for loan losses as a percent of
nonperforming loans	59%	107%	124%
Nonperforming assets as a percent of total loans
and other real estate owned	3.69%	2.34%	1.69%

Nonperforming loans have increased substantially since June 30, 2006 due to the local weakened economy and slow housing sales. While there has been a significant increase in nonperforming loans, management believes the allowance is adequate based on our loan-by-loan analysis of the problem loans and the heavy concentration of real estate secured loans. Management expects the work out of these loans to take some time, especially given the economic outlook for the state and the Bank’s relatively high balances of loans secured by real estate. These conditions are expected to maintain high balances of nonperforming loans and will continue to impact the provision for loan losses for the foreseeable future. Management continues to make oversight of these loans a priority and is working diligently to continue to proactively identify and manage problem credits.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first nine months of 2006 and 2005 (in thousands):

Components:	2006	2005

Allowance for loan losses
Balance, beginning of year	$6,991	$6,093
Loans charged off:
Real estate mortgage	-	26
Commerical	1,657	397
Consumer	452	531

Total charge-offs	2,109	954
Recoveries to loans previously charged off:
Real estate mortgage	-	-
Commerical	113	23
Consumer	188	102

Total recoveries	301	125

Net loans charged off	1,808	829
Additions to allowance charged to operations	2,043	2,030

Balance, end of quarter	7,226	7,294
Reserve for unfunded credit commitments
Balance, beginning of year	454	307
Additions (reductions) to reserve charged to operations	96	14

Balance, end of quarter	550	321

Total allowance for loan losses and reserve for unfunded credit commitments	$7,776	$7,615

Ratios:
Net loans charged off (annualized) to average loans outstanding	0.65%	0.30%
Allowance for loan losses to loans outstanding	1.92%	1.97%

Noninterest Income	Third Quarter		Year-to-Date
(in thousands)	2006	2005	2006	2005

Total	$1,013	$1,019	$3,035	$2,895

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income decreased $5,000 (0.5%) during the third quarter of 2006 compared to the same quarter in 2005. Service charges and other fee income increased $4,000 (0.5%) during the third quarter of 2006 from the third quarter of 2005 due to increases in service charges on deposit accounts, loan late fees, ATM fees and network fees partially offset by a decrease in returned check fees. Trust income decreased $1,000 (1.5%) in the third quarter 2006 compared to the same period last year. Gain on the sale of loans decreased $6,000 (35.9%) due to lower volume of mortgage loans originated for sale. During the third quarter of 2006, $926,000 of loans were sold compared to $1,039,000 in the same quarter of 2005. Miscellaneous income decreased $3,000 (56.7%) during the third quarter of 2006 compared to the same quarter in 2005 due to gain on sale of other real estate in 2005.

For the nine months ending September 30, 2006, noninterest income increased $140,000 (4.8%). Service charges and other fee income increased $183,000 (7.2%) due to primarily to higher deposit service charges, commercial loan late fees and service charges, increases in cashier check and wire transfer fees, ATM fees and network income. Trust income increased $33,000 (15.0%) primarily due to nonrecurring consulting fees. Gain on sale of loans decreased $18,000 (32.7%) due to fewer mortgages originated for sale in 2006. Other income decreased $57,000 (95.6%) due to gains realized on other real estate owned in 2005.

Noninterest Expense	Third Quarter		Year-to-Date
(in thousands)	2006	2005	2006	2005

Total	$3,441	$3,402	$11,188	$10,526

Noninterest expense increased $38,000 (1.1%) in the third quarter of 2006 compared to the same period in 2005. Salaries and benefits decreased $69,000 (3.8%) in the third quarter of 2006 compared to the third quarter of 2005 due to decreased profit sharing expense of $181,000 (60.3%) offset by annual salary increases and filling of open positions. Net occupancy cost decreased $16,000 (5.4%) in 2006 compared to 2005 primarily due to the lower building service expenses and building maintenance expenses. Equipment expenses decreased $25,000 (12.1%) due to lower equipment maintenance, other equipment expense and depreciation expense in 2006. Professional and service fees are $14,000 (3.3%) higher in 2006 than in 2005 due to recruiting fees. Computer service fees decreased $8,000 (8.9%) due to timing of expense. Printing and supplies costs decreased $6,000 (7.6%) due to timing of expense. Advertising costs increased $4,000 (5.1%) due to a new product introduced in the third quarter of 2006. Other expenses increased $143,000 (35.0%) primarily due to increases in other real estate expense, increased sales tax and the timing of contributions expense, which were partially offset by lower loan and collection expense.

For the nine months of the year, noninterest expense increased $661,000 (6.3%) compared to the prior year. Salaries and employee benefits increased $485,000 (8.6%) due to annual salary increases, filling of positions, and increased payroll tax expense. Occupancy costs decreased $25,000 (2.8%) due to increased building maintenance costs offset by lower building service expenses. Equipment expense decreased $54,000 (8.6%) due to lower equipment maintenance and depreciation expense. Professional service fees increased $159,000 (12.8%) due to recruitment fees and various strategic projects. Computer service fees decreased $18,000 (6.9%) due to timing of expense. Printing and supplies decreased $29,000 (11.3%) due to timing of expense. Advertising expense increased $18,000 (8.4%) due to increased promotional efforts. Other expenses increased $125,000 (9.0%) due to reasons stated above.

(in thousands)	2006	2005	2006	2005

Total	$603	$886	$1,889	$2,088

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)	September 30, 2006	December 31, 2005

Stockholders' Equity	$50,374	$49,446
Ratio of Equity to Total Assets	10.82%	10.36%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at September 30, 2006 was 12.71% and the total risk-based capital ratio was 13.97%. At September 30, 2005, these ratios were 12.38% and 13.64%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 10.89% at September 30, 2006, and 10.14% in 2005. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2005.

Contractual Obligations
As of September 30, 2006, December 31, 2005, and September 30, 2005, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $4,100,000, $3,200,000 and $3,500,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2006, December 31, 2005 and June 30, 2005, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

During the third quarter of 2006, the Corporation signed a contract for the purchase of a new core operating system for approximately $1,300,000, which consists of software and hardware which will be amortized and depreciated. The system will be placed in service in 2007. There were no other significant changes to the Corporation’s contractual obligations and commitments as reported in the Corporation’s Form 10-K for the year ended December 31, 2005.

Impact of New Accounting Standards
During the first quarter of fiscal 2006, the Corporation adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement No. 123(R), Share-Based Payment. The Corporation has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan. Consequently, the Statement has no impact on the Corporation’s results of operations or financial condition relating to stock options until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP). The Statement allows for ESPP shares to be issued at ninety-five percent of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s plan allows for the purchase of shares at ninety-five percent of fair market value as of the grant date, thus no compensation expense was recognized upon the effectiveness of SFAS 123(R). Also, in accordance with the requirements of the pronouncement, the Corporation reclassified unearned long term incentive compensation to common stock in the Corporation’s consolidated balance sheet as of September 30, 2006 and December 31, 2005. The adoption of SFAS 123(R) did not have a significant impact on the Corporation’s consolidated financial statements or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements in Financial Statements. The SAB is effective for the Corporation for the year ending December 31, 2006. The SAB outlines an approach registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. The SAB requires the registrant to use a combination of the two approaches for quantifying misstatements that are currently used. This “dual” approach requires the registrant to quantify and evaluate errors using both an income statement and a balance sheet assessment of any misstatement. Management has not completed its review of the new guidance; however, the effect of the SAB’s implementation is not expected to be material to the Corporation’s consolidated financial statements or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement does not require any new fair value measurements. This Statement is effective for the Corporation beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation in not expected to be material to the Corporation’s financial statements or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for the Corporation beginning January 1, 2007. Management has not completed its review of the new guidance; however, the effect of the Interpretation’s implementation is not expected to be material to the Corporation’s results of operations or financial position.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits entities to choose either the amortization method or the fair value measurement method subsequently measuring each class of separately recognized servicing assets and servicing liabilities. The Statement is intended to simplify the accounting for servicing assets and liabilities, particularly for those entities that use derivative instruments, which are required to be accounted for at fair value, to mitigate the risks inherent in servicing assets and servicing liabilities. The Statement is effective for the Corporation beginning January 1, 2007. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation in not expected to be material to the Corporation’s results of operations or financial position.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, which is an amendment of Statement No. 133, Accounting for Derivatives and Hedging Activities, and Statement No. 140. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operation or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2005.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2006, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended September 30, 2006, there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number That May Yet Be Purchased Under the Program (1)(2)

July 2006	$--	$-	-	77,000
August 2006	35,000	26.15	35,000	142,000
September 2006	4,000	26.40	4,000	138,000

Total	39,000	$26.28	39,000	138,000

(1)	On March 16, 2006, the Corporation’s Board of Directors authorized a new share repurchase program. The new repurchase program authorizes the repurchase of up to one hundred thousand shares of the Corporation’s common stock and expires March 16, 2007.

(2)	On August 17, 2006, the Corporation’s Board of Directors authorized a second share repurchase program. This repurchase program authorizes the repurchase of up to one hundred thousand additional shares of the Corporation’s common stock and expires August 17, 2007.

Item 6. Exhibits
The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Barbara Draper —————————————— Barbara Draper Its: President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: November 9, 2006