Form 10-K
period 2006-12-31
FNBH BANCORP INC
filed 2007-03-06
CIK 943119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2006, was $81,792,920.
The number of outstanding shares of common stock (no par value) as of March 1, 2007 was 3,045,954.
Documents Incorporated by Reference:
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2007, are incorporated by reference into Part III of this report.

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
The Bank was originally organized in 1934 as a national banking association. As of January 31, 2007, the Bank had approximately 120 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. The Corporation does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.
On November 26, 1997, H.B. Realty Co., a subsidiary of the Corporation, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.
Bank Services
The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler’s checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $36,000,000 of which $22,500,000 is available, and $13,500,000 is funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.
The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2006 and 2005, the Bank’s certificates of deposit of $100,000 or more constituted approximately 22% of total deposit liabilities. The Bank’s deposits are primarily from its service areas, and the Bank does not seek or encourage large deposits from outside the area.
The Corporation’s cash revenues are derived primarily from dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 81% of total revenues for the year ended December 31, 2006, and 79% for the year ended December 31, 2005. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 8% of total revenues in 2006 and 9% of total revenues in 2005. Revenues were also generated from deposit service charges and other financial service fees.
The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2006, 33% of outstanding loans were for commercial, residential mortgages or residential construction and land development. Sixty-one percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 95%, mature within five years of issuance. Approximately $12,900,000 of loans with fixed rates (or about 3.4% of the Bank’s total loan portfolio) have remaining balances that mature in five years or longer. Forty five percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. As of December 31, 2006, certificates of deposits totaled approximately $188,000,000 with $167,000,000 maturing within a year, and the majority of the balance maturing within a five year period.
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
As described in more detail below, the Bank’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities at December 31, 2006, was 15% liability sensitive, compared to 17% asset sensitive at December 31, 2005. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A below.
The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. The Bank regularly sells fixed rate residential mortgages to the Federal Home Loan Mortgage Corporation (Freddie Mac) while retaining servicing on the sold loans. Those residential real estate mortgage loan requests that do not meet Freddie Mac criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio or could be sold to investors other than Freddie Mac where servicing is also sold. The Bank also may purchase loans which meet its normal credit standards.
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
Bank Competition
The Bank has nine offices within the five communities it serves, all of which are located in Livingston County, Michigan. Four of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, its principal competitors are Fifth Third Bank, National City Bank, Republic Bank, Comerica Bank and LaSalle Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2006, the Bank holds approximately 21.0% of local deposits, compared to approximately 14.8% held by Fifth Third Bank, approximately 11.4% held by National City, approximately 9.5% held by Republic Bank, approximately 8.7% held by Comerica Bank, and approximately 8.7% held by LaSalle Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains five branch offices, National City Bank operates seven branch offices, Republic Bank has five branch offices, Comerica has six branch offices, and LaSalle Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market. The Bank also competes with savings and loan associations, credit unions, mortgage banking companies and various other financial service providers.
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

Growth of Corporation
The following table sets forth certain information regarding the growth of the Corporation:

	Balances as of December 31,
	(in thousands)
	2006	2005	2004	2003	2002
Total Assets	$473,896	$477,225	$456,910	$450,342	$420,686
Loans	384,581	372,855	357,377	347,086	327,117
Securities	54,214	62,373	64,348	55,435	44,611
Noninterest-Bearing Deposits	62,681	71,415	71,785	69,234	62,232
Interest-Bearing Deposits	342,863	350,670	327,478	329,839	311,840
Total Deposits	405,544	422,086	399,263	399,073	374,072
Shareholders’ Equity	49,992	49,446	45,716	41,235	37,580
Through 2006, the Bank operated nine branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one is a grocery store branch located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2006 deposits were lower due to increased competition for deposits in our local markets. In 2002 through 2005 the Bank’s deposits grew due to general growth in the county and increased usage of the wholesale funding market.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The federal deposit insurance system was overhauled in 2006 as a result of the enactment of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February of 2006. Pursuant to the Reform Act, the FDIC has modified its risk-based assessment system for deposit insurance premiums. Under the new system, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.

The Reform Act requires the FDIC to establish assessment rates for insured depository institutions at levels that will maintain the Deposit Insurance Fund at a Designated Reserve Ration (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. Effective January 1, 2007, the FDIC established the DRR at 1.25% and adopted new premium rates for 2007. Banks that have not been paying any deposit insurance premiums for the past 10 years will now be required to pay premiums of 5 to 7 basis points (calculated against the bank’s deposit base) in 2007. Under the new rate schedule, most well-capitalized banks will pay 5 to 7 basis points annually. That rate increases to 43 basis points for banks that pose significant supervisory concerns. Premiums will be assessed collected quarterly by the FDIC.
These premiums will be initially offset for certain eligible institutions by a one-time assessment credit granted in recognition of historical contributions made by the eligible institutions to the deposit fund. The Bank was notified of their one-time $247,000 credit against future premiums. The credit may be applied against the institution’s 2007 assessment, and for the three years thereafter, the institution may apply the credit against up to 90% of its assessment.
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
As of December 31, 2006, each of the Bank’s ratios exceeded minimum requirements for the well capitalized category.
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
As of December 31, 2006, approximately 85% of the Bank’s loan portfolio is commercial loans. Of these, approximately 54% are loans made for land development, single family home construction and leasing of commercial properties. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater then that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.
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
No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Additional Item –Executive Officers
Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
The Corporation’s executive officers as of March 1, 2007 are as follows:
Barbara Draper (age 60) President, Chief Executive Officer May 2006, and Director of the Corporation and the Bank since January 1984; in retirement from May 2004 to April 2006; Chief Executive Officer and Director of the Corporation and the Bank from January 1993 to April 2004; Senior Vice President of Loans of the Bank from September 1983 to December 1992.
Violet Gintsis (Age 47), Senior Vice President, Senior Lender, of the Bank since December 2005; and Vice President and Team Leader, Commercial and Business Banking, Fifth Third Bank from May 2000 to December 2005.
Nancy Morgan (Age 56), Senior Vice President, Human Resources, of the Bank since October 2001; and Vice President, Human Resources, of the Bank from June 1999 to October 2001.
Janice B. Trouba (Age 45), Senior Vice President, Chief Financial Officer, of the Bank since May 2003; Senior Vice President, Accounting, from October 2002 to May 2003 of the Bank; and Vice President, Accounting, Citizens Banking Corporation from 1997 to October 2002.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is not an established trading market for the Corporation’s Common Stock. Information regarding its market price can be obtained on the internet at nasdaq.com, symbol FNHM. There is one market maker for the stock. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. It is the understanding of the management of the Corporation that over the last two years the Corporation’s Common Stock has sold at a premium to book value. From January 1, 2005, through December 31, 2006, there were, so far as the Corporation’s management knows, a total of 615,983 shares of the Corporation’s Common Stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. During 2006, the highest and lowest prices known to management involving sales of more than 200 shares were $27.00 and $25.25 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on March 2, 2007 at a price of $26.50 per share.
As of March 1, 2007, there were approximately 862 holders of record of the Corporation’s Stock. The following table sets forth the range of high and low sales prices of the Corporation’s Common Stock during 2005 and 2006, based on information made available to the Corporation, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

Sales prices, for sales involving more than 200 shares, and dividend information for the years 2005 and 2006 are as follows:

	Sale Prices		Cash Dividends Declared
2005	High	Low
First Quarter	$31.75	$28.05	$0.19
Second Quarter	$31.00	$27.95	$0.19
Third Quarter	$31.00	$27.85	$0.21
Fourth Quarter	$27.95	$25.00	$0.21

	Sale Prices		Cash Dividends Declared
2006	High	Low
First Quarter	$26.25	$25.25	$0.21
Second Quarter	$26.80	$25.75	$0.21
Third Quarter	$26.55	$25.30	$0.21
Fourth Quarter	$27.00	$26.45	$0.21
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
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2006:

			Total Number of Shares	Maximum Number That
	Total Number of	Average Price	Purchased as Part of a	May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Publicly Announced Program	Under the Program (1)(2)
October 2006	—	$—	—	138,000
November 2006	—	—	—	138,000
December 2006	48,700	26.78	48,700	89,300

Total	48,700	$26.78	48,700	89,300

(1)	On March 16, 2006, the Corporation’s Board of Directors authorized a new share repurchase program. The new repurchase program authorizes the repurchase of up to 100,000 shares of the Corporation’s common stock and expires March 16, 2007.

(2)	On August 17, 2006, the Corporation’s Board of Directors authorized a second share repurchase program. This repurchase program authorizes the repurchase of up to 100,000 additional shares of the Corporation’s common stock and expires August 17, 2007.

SHAREHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index for the five year period ended December 31, 2006. The following information is based on an investment of $100, on January 1, 2002, in the Corporation’s common stock, the NASDAQ Bank Stocks Index and the NASDAQ Stock Market Index, with dividends reinvested. There has been only limited trading in the Corporation’s common stock, and the Corporation’s stock does not trade on any stock exchange or the NASDAQ market. Accordingly, the returns reflected in the following graph and tables are based on sale prices of the Corporation’s stock of which management is aware. There may have been sales at higher or lower prices of which management is not aware.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	January 1	December 31
	2002	2002	2003	2004	2005	2006
FNBH Bancorp, Inc.	100	115.88	139.75	168.28	137.41	144.68
NASDAQ Stock Market Index	100	69.10	103.40	112.50	114.90	126.20
NASDAQ Bank Stocks Index	100	102.40	131.70	150.70	147.20	165.20

Item 6. Selected Financial Data.
SUMMARY FINANCIAL DATA
(in thousands, except per share data)

	2006	2005	2004	2003	2002
Income Statement Data:
Interest income	$31,819	$29,315	$24,992	$24,856	$25,729
Interest expense	10,295	7,054	5,606	6,167	8,017
Net interest income	21,524	22,261	19,386	18,689	17,712
Provision for loan losses	2,639	3,037	1,190	1,270	625
Noninterest income	4,031	3,820	4,110	3,874	3,621
Noninterest expense	14,939	13,653	13,287	12,848	11,775
Income before tax	7,976	9,391	9,019	8,445	8,933
Net income	5,586	6,507	6,291	5,891	6,304
Per Share Data(1):
Basic net income per share	$1.76	$2.03	$1.98	$1.86	$2.00
Diluted net income per share	1.76	2.03	1.97	1.86	2.00
Dividends paid	0.84	0.80	0.72	0.68	0.63
Weighted average basic shares outstanding	3,177,093	3,200,146	3,185,025	3,162,836	3,152,739
Weighted average diluted shares outstanding	3,177,146	3,200,518	3,186,142	3,162,836	3,152,739
Balance Sheet Data:
Total assets	$473,896	$477,225	$456,910	$450,342	$420,686
Loans, gross	384,581	372,855	357,377	347,086	327,117
Allowance for loan losses	7,598	6,991	6,093	5,434	5,794
Deposits	405,544	422,086	399,263	399,073	374,072
Shareholders’ equity	49,992	49,446	45,716	41,235	37,580
Ratios:
Dividend payout ratio	47.55%	39.15%	36.34%	36.51%	31.40%
Average Equity to asset ratio	10.86%	10.18%	9.71%	9.32%	8.80%

(1)	Per share data for 2002 has been restated to give effect to the two-for-one stock split, payable as a dividend of one share for each share of the Corporation’s stock held of record July 1, 2002, paid July 10, 2002.
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

FINANCIAL CONDITION
At year end 2006, total assets were $473,896,000 representing a 0.7% decrease from the prior year when assets were $477,225,000. Investment securities decreased $8 million (13.1%) to $54,214,000 while gross loans increased $11.7 million (3.1%) to $384,581,000. Deposits decreased $16.5 million (3.9%) to $405,544,000. Stockholders’ equity increased $0.5 million (1.1%) to $49,992,000.
Securities
During 2006, securities decreased due to a continual decline in deposits throughout the year and higher loan demand in the last two quarters of 2006. Purchased certificates of deposit decreased $2.5 million in 2006 compared to 2005. At year end, the Bank had $2,748,000 in short term investments, a decrease of $2,072,000 from the $4,820,000 reported the previous year.
The following table sets forth the book value of held to maturity securities and the fair value of available for securities at December 31:

	(in thousands)
	2006	2005	2004
Held to maturity:
States and political subdivisions	$16,809	$16,426	$16,009

Available for sale:
U.S. Agencies	$24,480	$31,384	$29,738
Corporate securities	—	1,005	1,038
Mortgage-backed securities	11,931	12,405	16,432
FRB Stock	44	44	44
FHLBI Stock	951	1,109	1,087

Total	$37,406	$45,947	$48,339

The following table sets forth contractual maturities of securities (at amortized costs) at December 31, 2006 and the weighted average yield of such securities:

	(dollars in thousands)
			Maturing After		Maturing After
	Maturing Within		One But Within		Five But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
States and political subdivisions	$1,895	6.48%	$5,650	6.26%	$2,606	5.85%	$6,658	6.24%

Tax equivalent adjustment for calculations of yield	$34		$102		$47		$121

Available for sale
U.S. Agencies	$13,495	3.18%	$11,375	3.57%	$—	—	$—	—
Mortgage-backed securities	33	5.50%	1,964	4.83%	1,262	4.00%	8,834	5.65%
FRB Stock	—	—	—	—	—	—	44	6.00%
FHLBI Stock	—	—	—	—	—	—	951	5.42%

Total	$13,528	3.19%	$13,339	3.76%	$1,262	4.00%	$9,829	5.63%

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

			Rate on Tax
	Tax-Exempt Rate	Adjustment	Equivalent Basis
Under 1 year	4.67%	1.81%	6.48%
1-5 years	4.45%	1.81%	6.26%
5-10 years	4.04%	1.81%	5.85%
10 years or more	4.43%	1.81%	6.24%
The following table shows the percentage composition of the securities portfolio as of December 31:

	2006	2005	2004
U.S. Treasury & agency securities	45.2%	50.3%	46.2%
Agency mortgage backed securities	22.0%	19.9%	25.5%
Tax exempt obligations of states and political subdivisions	31.0%	26.3%	24.9%
Corporate bonds	0.0%	1.6%	1.6%
Other	1.8%	1.9%	1.8%

Total securities	100.0%	100.0%	100.0%

Loans
The loan personnel of the Bank are committed to making quality loans that produce acceptable rates of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio grew $11,726,000 (3.1%) in 2006.
As a full service lender, the Bank offers a variety of home mortgage loan products. The Bank makes and subsequently sells fixed rate long-term mortgages, which conform to secondary market standards. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on the majority of sold mortgages, thereby furthering the customer relationship and adding to servicing income. During 2006, the Bank sold $3,608,000 in residential mortgages as compared to $4,297,000 in 2005.
The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet Bank loan guidelines. During 2006, the Bank made approximately $2,039,000 in variable rate mortgage loans which are retained in the mortgage portfolio.
The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans. Commercial real estate loans at December 31, 2006 include $197,594,000 in loans secured by commercial and retail property, with the remaining $5,625,000 secured by multi-family units. The most significant loan growth was in commercial secured by real estate which increased $25,802,000 (14.5%) compared to the prior year. Loans secured by first mortgages on residential properties and consumer loans experienced a decrease of $13,018,000 (19.0%) due to weak demand from retail consumers as a result of increasing interest rates and a weak economy. Construction and land development loans also decreased $5,196,000 (7.2%) primarily due to conversion to end mortgages, which represents part of the increase in commercial loans secured by real estate. These decreases were only partially offset by an increase in other commercial loans, which increased $2,480,000 or 8.5% and home equity lines, which increased $1,233,000 (6.2%). At December 31, 2006, the Bank had $4.7 million of home equity interest-only loans; none of these loans are at low promotional rates. These interest-only loans represent 17.1% of total consumer loans and 1.2% of total loans.

The following table shows the balance and percentage composition of loans as of December 31:

	(dollars in thousands)
	2006		2005		2004		2003		2002
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$39,768	10.3%	$46,391	12.4%	$53,059	14.8%	$46,845	13.5%	$37,202	11.3%
Residential home equity/other junior liens	20,983	5.4%	19,750	5.3%	16,017	4.5%	13,999	4.0%	11,184	3.4%
Construction, land development and farmland	67,376	17.5%	72,572	19.4%	59,873	16.7%	54,554	15.7%	49,516	15.1%
Commercial	203,219	52.8%	177,417	47.5%	163,706	45.7%	165,464	47.5%	153,720	46.9%
Consumer	15,852	4.1%	22,247	6.0%	26,965	7.5%	25,842	7.4%	25,261	7.7%
Commercial	31,710	8.2%	29,230	7.8%	31,772	8.9%	33,947	9.8%	43,276	13.2%
Other	6,343	1.7%	6,104	1.6%	6,991	1.9%	7,366	2.1%	7,801	2.4%

Total gross loans	385,251	100.0%	373,711	100.0%	358,383	100.0%	348,017	100.0%	327,960	100.0%
Net unearned fees	(670)		(856)		(1,006)		(931)		(843)

Total Loans	$384,581		$372,855		$357,377		$347,086		$327,117

The loan portfolio is periodically reviewed and the results of these reviews are reported to the Bank’s Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to assist the Bank in evaluating the adequacy of the allowance for loan losses.
The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2006, which based on remaining scheduled repayments of principal, mature in the periods indicated:

		Maturing
		(dollars in thousands)
		After one
	Within One	but within	After five
	Year	five years	years	Total
Real estate construction and land development	$38,078	$27,614	$1,153	$66,845
Real estate other (secured by commercial and multi-family)	32,849	151,171	19,199	203,219
Commercial (secured by business assets or unsecured)	15,041	15,570	1,099	31,710
Other (loans to farmers, political subdivisions, and overdrafts)	1,819	2,885	1,639	6,343

Totals	$87,787	$197,240	$23,090	$308,117

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	(dollars in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$154,635	$42,605
Due after five years	22,139	951
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

Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of non-performing loans and other nonperforming assets, as of December 31, is presented in the table below:

	(dollars in thousands)
	2006	2005	2004	2003	2002
Nonperforming Loans and Assets:
Nonaccrual loans	$12,199	$5,234	$1,146	$4,293	$3,288
Loans past due 90 days and still accruing	288	391	288	—	809

Total nonperforming loans	12,487	5,625	1,434	4,293	4,097
Other real estate	1,629	680	735	65	738

Total nonperforming assets	$14,116	$6,305	$2,169	$4,358	$4,835

Nonperforming loans as a percent of total loans	3.25%	1.51%	0.40%	1.24%	1.25%
Allowance for loan losses as a percent of nonperforming loans	61%	124%	425%	127%	141%
There were no other interest bearing assets, at December 31, 2006, that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.
The loan portfolio has no significant concentrations in any one industry. There were no foreign loans outstanding at December 31, 2006.
Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, loans which have been renegotiated to less than market rates, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Nonperforming assets increased in 2006 due primarily to higher delinquencies as a result of economic conditions that impacted customers’ cash flows and property values. Nonperforming loans are reviewed regularly for collectability and any uncollectible balances are promptly charged off.
Nonperforming loans have increased substantially since December 31, 2005 due to the local weakened economy and slow housing sales. While there has been a significant increase in nonperforming loans, management believes the allowance is adequate based on our loan-by-loan analysis of the problem loans and considering the amount of collateral primarily related to loans secured by real estate. Management expects the work out of these loans to take some time, especially given the economic outlook for the state and the Bank’s relatively high balances of loans secured by real estate. These conditions are expected to result in the bank maintaining high balances of nonperforming loans and will continue to impact the provision for loan losses for the foreseeable future. Management continues to make oversight of these loans a priority and is working diligently to continue to proactively identify and manage problem credits.
Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of Loan, totaled approximately $15,500,000 at December 31, 2006, and included non-accrual other than homogenous residential and consumer loans, and $5,200,000 of commercial loans separately identified as impaired. Impaired loans totaled $10,100,000 at December 31, 2005, and $5,900,000 at December 31, 2004. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis. Impaired loans increased in 2006 due to higher nonaccrual loans.
During 2006, the Bank charged off loans totaling $2,664,000 and recovered $509,000 for a net charge off amount of $2,155,000. The Bank had net charge offs totaling $1,992,000 in 2005 and $748,000 in 2004. Charge offs increased in 2006 primarily as a result of the weakened local economy which had a negative impact on our borrowers’ cash flow which then impacted their ability to repay their loan(s) according to their contractual terms.
The allowance for loan losses totaled $7,598,000 at year end which was 1.98% of total loans, compared to $6,991,000 (1.88%) in 2005, and $6,093,000 (1.70%) in 2004. The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, and an analysis of the following environmental factors: delinquency trends, delinquency levels, concentrations of credit, economic trends, loan growth, and management changes. Management continues to refine its techniques in this analysis. Economic factors considered in arriving at the loan loss reserve adequacy as of December 31, 2006, included an uncertain interest rate environment, and the unemployment rate and overall income conditions due largely to the auto industry. When all environmental factors were considered, management determined that the $2,762,000 provision and resulting $7,598,000 allowance were appropriate. Due to the current economic condition and the decline in real estate values, the provision for loan losses in 2006 was impacted by the Bank’s concentration in real estate secured lending. This impact on loan loss provision will continue in 2007 unless there is a significant recovery of real estate values. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change, the provision and resulting allowance may also change. Additional discussion regarding the provision for loan losses can be found under “Provision for Loan Losses” in this Item 7.
The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is the Corporation’s critical accounting policy, for each of the years ended December 31:

	(dollars in thousands)
	2006	2005	2004	2003	2002
Loans:
Average daily balance of loans for the year	$374,634	$366,877	$340,859	$340,384	$311,060
Amount of loans outstanding at end of year	384,581	372,855	357,377	347,086	327,117
Components:
Allowance for loan losses
Balance, beginning of year	$6,991	$6,093	$5,434	$5,794	$5,668
Loans charged off:
Real estate mortgage	260	26	—	—	—
Commercial	1,785	1,436	379	1,014	598
Consumer	619	792	543	269	169

Total charge offs	2,664	2,254	922	1,283	767
Recoveries to loans previously charged off:
Real estate mortgage	—	—	—	—	—
Commercial	283	120	70	112	177
Consumer	226	142	104	65	91

Total recoveries	509	262	174	177	268

Net loans charged off	2,155	1,992	748	1,106	499
Additions to allowance charged to operations	2,762	2,890	1,407	746	625

Balance, end of year	7,598	6,991	6,093	5,434	5,794

Reserve for unfunded credit commitments
Balance, beginning of year	454	307	524	—	—
Additions (reductions) to reserve charged to operations	(123)	147	(217)	524	—

Balance, end of year	331	454	307	524	—

Total allowance for loan losses and reserve for unfunded credit commitments	$7,929	$7,445	$6,400	$5,958	$5,794

Ratios:
Net loans charged off to average loans outstanding	0.58%	0.54%	0.22%	0.32%	0.16%
Allowance for loan losses to loans outstanding	1.98%	1.88%	1.70%	1.57%	1.77%

The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(dollars in thousands)
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$6,675	85.5%	$5,864	81.9%	$4,877	80.3%	$5,027	80.1%	$5,166	80.2%
Consumer	442	7.2%	850	9.7%	825	10.1%	101	10.1%	406	10.3%
Real estate	481	7.3%	277	8.4%	391	9.6%	306	9.8%	222	9.5%
Unallocated	—		—		—		—		—

Total	$7,598	100.0%	$6,991	100.0%	$6,093	100.0%	$5,434	100.0%	$5,794	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of the credit commitments in each category to total credit commitments, as of December 31:

	(dollars in thousands)
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$207	80.1%	$199	76.7%	$148	85.0%
Consumer	124	19.9%	255	23.3%	158	15.0%
Real estate	—	—	—	—	1	—

Total	$331	100.0%	$454	100.0%	$307	100.0%

Deposits
Deposit balances of $405,544,000 at December 31, 2006 were approximately $16,500,000 lower than the previous year end. Because year end deposit balances can fluctuate, it is more meaningful to analyze changes in average balances. Average deposits decreased 2.25% in 2006 compared to 2005. Average demand deposits decreased $7.8 million (10.6%) while average NOW, savings and money market deposit account (MMDA) balances decreased $24.7 million (14.0%). Average certificates of deposit increased $23.1 million (14.2%). Management generated certificates of deposit in 2006 with various rate specials on selected certificates and by increased use of brokered certificates. Rates were also increased in 2006 on core deposits to slow the decline in these deposits as our rates had fallen below competitors’ rates. Average noninterest bearing deposits grew by 3.9% from 2004 to 2005, average NOW, savings, and MMDA balances fell 4.6% from 2004 to 2005, and average certificates of deposit grew 17.8% from 2004 to 2005.
The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(dollars in thousands)
	2006		2005		2004
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$65,492	0.00%	$73,243	0.00%	$70,477	0.00%
NOW	39,568	0.38%	44,266	0.20%	42,599	0.20%
Savings	43,383	0.40%	50,018	0.25%	51,219	0.26%
MMDA	68,739	2.35%	82,062	1.44%	90,974	1.05%
Time deposits	186,192	4.26%	163,065	3.30%	138,463	2.92%

Total	$403,374	2.45%	$412,654	1.64%	$393,732	1.33%

See Note 9, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2006.
The decline in NOW, savings, and MMDA was primarily in MMDAs which decreased 16.2% on average from 2005 to 2006. This decline is attributable to consumers’ and business’ preference for time certificates in this higher rate environment. Average personal MMDAs decreased 23.6% while business accounts decreased 21.3% on average, and public MMDAs decreased 7.5% compared to the prior year. From 2004 to 2005, average personal MMDA accounts decreased 16.8%, business accounts decreased 14.2% and public accounts remained unchanged.
The majority of the Bank’s deposits are from core customer sources, representing long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The Bank does issue brokered certificates of deposit in the market to meet liquidity needs with alternative funding sources and had an average balance of brokered certificates in 2006 of $27.4 million compared to $23.9 million in 2005. As of December 31, 2006, $9.8 million of these brokered certificates were over $100,000 as compared to $26.6 million as of December 31, 2005.
Capital
The Corporation’s capital at year end totaled $49,992,000, a $546,000 (1.1%) increase compared to capital of $49,446,000 at December 31, 2005 and $45,716,000 at December 31, 2004. Included in capital at December 31, 2006 is a $365,000 net of tax unrealized loss on investment securities available for sale.
During 2006, the Corporation repurchased 117,700 shares of its stock, 110,700 of which were under two share repurchase programs approved by the Board of Directors in 2006 authorizing the repurchase of up to 200,000 shares.
Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for “well capitalized” institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank’s leverage ratio was 10.80% at year end 2006. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank’s was 12.31% at year end 2006. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank’s total risk based capital ratio was 13.56% at year end 2006. The Bank’s strong capital ratios put it in the best classification on which the FDIC bases its assessment charge.
The following table lists various Bank capital ratios at December 31:

	Minimum Regulatory
	Ratio for Well Capitalized	2006	2005	2004
Average equity to average asset ratio	—	10.86%	10.18%	9.71%
Tier 1 leverage ratio	5.00%	10.80%	10.58%	9.65%
Tier 1 risk-based capital	6.00%	12.31%	12.63%	11.54%
Total risk-based capital	10.00%	13.56%	13.89%	12.80%
The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Management believes, however, that earnings will continue to generate adequate capital to continue the payment of dividends. In 2006, the Corporation paid dividends totaling $2,656,000, or 47.5% of earnings. Book value of the stock was $16.26 at year end.
Liquidity and Funds Management
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0). Additional requirements of the policy are that when credit available from the Federal Home Loan Bank of Indianapolis (FHLBI) is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets; and when brokered CDs and Federal Funds (Fed Funds) lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of December 31, 2006, the Bank had excess liquidity of at least 3.1% of assets under any of the above standards.
Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Fed Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a $36,000,000 line of credit available at the FHLBI and the Bank has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. At December 31, 2006, the Bank had $13,481,000 in borrowings against the line. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker, pledging Treasury and Agency securities as collateral. In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.
Throughout the past year, Fed Funds Sold balances averaged approximately $3,202,000. Periodically, the Bank borrowed money through the Fed Funds market and through short term advances from the FHLBI. Fed Funds Purchased balances averaged $1,541,000 and short term FHLBI advances averaged $4,155,000 for 2006.
Contractual Obligations and Commitments
The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2006:

	Within	One to	Three to	Over
(in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity(1)	$217,885	$—	$—	$—	$217,885
Consumer and brokered certificates of deposits(2)	168,677	16,867	4,442	18	190,004
Short term advances (3) (5)	12,000				12,000
Long term advances(4) (5)	329	738	414	—	1,481
Operating leases(5)	35	—	—	—	35
Purchase obligations(6)	1,117	1	—	—	1,118

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2006. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations.

(3)	Does not include interest on short-term (overnight) variable rate obligations.

(4)	Includes interest on fixed rates obligations.

(5)	See Note 10, “Other Borrowings,” in Notes to Consolidated Financial Statements.

(6)	See Note 14, “Leases,” in Notes to Consolidated Financial Statements.

(7)	Purchase obligations amounts relate to certain contractual payments for services provided for information technology, data processing, advertising, and training consultants, as well as the purchase of software and hardware related to the core system conversion. See Note 6, “Premises and Equipment”, in Notes to the Consolidated Financial Statements.
The following table lists significant commitments by maturity date as of December 31, 2006:

	Within	One to	Three to	Over
(in thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial loans	$42,911	$5,804	$691	$—	$49,406
Commercial construction loans	5,762	2,802	—	—	8,564
Consumer loans	7,622	3,603	465	—	11,690
Standby letters of credit	3,099	177	—	—	3,276
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
Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. ALCO’s objective is to measure the affect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which reflects the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 19, “Financial Instruments with Off-Balance-Sheet Risk” in Notes to Consolidated Financial Statements).
The table below shows the scheduled maturity and repricing of the Bank’s interest sensitive assets and liabilities as of December 31, 2006:

		(dollars in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$137,261	$53,698	$167,914	$18,110	$376,983
Securities	4,019	15,410	27,672	7,113	54,214
Certificates of deposit	1,080	2,257	1,374	—	4,711
Short term investments	2,748	—	—	—	2,748

Total assets	$145,108	$71,365	$196,960	$25,223	$438,656

Liabilities:
NOW, savings, & MMDA	$73,372	$—	$—	$81,809	$155,181
Time deposits	60,911	106,094	20,622	55	187,682
FHLBI advances	12,214	667	600	—	13,481

Total liabilities	$146,497	$106,761	$21,222	$81,864	$356,344

Rate sensitivity GAP:
GAP for period	$(1,389)	$(35,396)	$175,738	$(56,641)
Cumulative GAP	(1,389)	(36,785)	138,953	82,312

December 31, 2006 cumulative rate sensitive ratio	0.99	0.85	1.51	1.23
December 31, 2005 cumulative rate sensitive ratio	1.33	1.17	1.62	1.25
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
In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 15% liability sensitive at year end, compared to 17% asset sensitive the previous year. The rate sensitivity in 2006 was impacted by higher balances in short term liability offset by lower balances in short term assets.
Because of the Bank’s liability sensitive position, if market interest rates decrease, this negative GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, indicates that a 200 basis point decrease in interest rates would reduce net interest income by approximately 2% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 1% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a decline in interest rates.
The following table shows the fair market value for interest earning assets and interest bearing liabilities as of December 31, 2006 (on a taxable equivalent basis):

		(dollars in thousands)
	Carrying Value	Average Interest Rate	Estimated Fair Value
Assets:
Loans, net	$376,983	7.77%	$376,688
Securities	54,214	4.49%	54,436
Certificates of deposit	4,711	4.29%	4,711
Short term investments	2,748	4.66%	2,748

Liabilities:
NOW, savings, & MMDA	$155,181	1.28%	$155,181
Time deposits	187,682	4.26%	187,158
FHLBI advances	13,481	5.89%	13,506
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
RESULTS OF OPERATIONS
Net income was $5,600,000 in 2006, a $900,000 (14.2%) decrease compared to net income of $6,500,000 in 2005. In 2005, our net income increased $200,000 (3.4%) from the $6,300,000 reported in 2004.
The ratio of net income to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2006	2005	2004	2003	2002
Net income as a percent of:
Average common equity	11.06%	13.63%	14.51%	14.90%	17.97%
Average total assets	1.20%	1.39%	1.41%	1.39%	1.58%
Net Interest Income
Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following Yield Analysis shows that the Bank’s interest margin decreased 13 basis points in 2006 as a result of an increase of 60 basis points in yield on earning assets, offset by an increase of 93 basis points in the interest cost on deposits and borrowings. In 2005, the interest margin increased 36 basis points as a result of a increase of 61 basis points in yield on earning assets, partially offset by a increase of 35 basis points in the interest cost on deposits and borrowings.
The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2006, 2005, and 2004.

			Yield Analysis of Consolidated Average Assets and Liabilities
			(dollars in thousands)
		2006			2005		2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Short term investments	$3,253	$151.7	4.66%	$9,930	$309.5	3.12%	$14,587	$166.0	1.14%
Certificates of deposit	6,164	264.4	4.29%	6,551	201.1	3.07%	3,817	95.8	2.51%
Securities: Taxable	43,361	1,665.7	3.84%	48,272	1,821.4	3.77%	46,914	1,843.6	3.93%
Tax-exempt (1)	17,118	1,048.3	6.12%	16,029	1,048.3	6.54%	15,612	1,083.4	6.94%
Commercial loans (2)(3)	312,308	24,572.5	7.87%	297,423	21,673.2	7.29%	270,349	17,666.2	6.53%
Consumer loans (2)(3)	31,874	2,699.8	8.47%	36,259	2,760.9	7.61%	36,061	2,703.5	7.50%
Mortgage loans (2)(3)	30,452	1,842.3	6.05%	33,195	1,954.6	5.89%	34,449	1,910.6	5.55%

Total earning assets and total interest income	444,530	$32,244.7	7.25%	447,659	$29,769.0	6.65%	421,789	$25,469.1	6.04%
Cash and due from banks	10,703			11,352			12,508
All other assets	17,196			16,940			18,202
Allowance for loan losses	(7,324)			(6,743)			(5,921)

Total assets	$465,105			$469,208			$446,578

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOW	$39,568	$148.4	0.38%	$44,266	$88.8	0.20%	$42,599	$86.3	0.20%
Savings	43,383	173.2	0.40%	50,018	125.2	0.25%	51,219	134.1	0.26%
MMDA	68,739	1,613.5	2.35%	82,062	1,184.5	1.44%	90,974	955.4	1.05%
Time deposits	186,192	7,936.0	4.26%	163,065	5,374.4	3.30%	138,463	4,041.8	2.92%
Short term borrowings	5,696	313.5	5.50%	2,611	78.0	2.98%	626	12.2	1.95%
FHLBI long term advances	1,496	110.4	7.38%	2,688	203.1	7.56%	5,080	376.1	7.40%

Total interest bearing liabilities and total interest expense	345,074	10,295.0	2.98%	344,710	7,054.0	2.05%	328,961	5,605.9	1.70%

Noninterest bearing deposits	65,492			73,243			70,477
All other liabilities	4,011			3,507			3,784
Shareholders’ Equity	50,528			47,748			43,356

Total liabilities and shareholders’ equity	$465,105			$469,208			$446,578

Interest spread			4.27%			4.60%			4.34%

Net interest income-FTE		$21,949.7			$22,715.0			$19,863.2

Net interest margin			4.94%			5.07%			4.71%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans of $7,539,000 in 2006, $3,359,000 in 2005 and $2,462,000 in 2004 are included in the average daily loan balance.

(3)	Interest on loans includes origination fees totaling $507,000 in 2006, $644,000 in 2005 and $726,000 in 2004.
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

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	(dollars in thousands)
	Year ended December 31, 2006			Year ended December 31, 2005
	compared to			compared to
	Year ended December 31, 2005			Year ended December 31, 2004
		Amount of Increase (Decrease) Due to Change in
			Total Amount			Total Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	Decrease	Volume	Rate	Decrease
Interest Income:
Short term investments	$(208)	$50	$(158)	$(53)	$197	$144
Certificates of deposit	(12)	75	$63	69	36	105
Securities:
Taxable	(185)	29	$(156)	53	(75)	(22)
Tax Exempt	75	(75)	$—	29	(64)	(35)
Loans	558	2,168	$2,726	1,701	2,407	4,108

Total interest income	$228	$2,247	$2,475	$1,799	$2,501	$4,300

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$(196)	$732	$536	$(54)	$276	$222
Time deposits	762	1,800	$2,562	718	615	1,333
Short term borrowings	92	144	$236	39	27	66
FHLBI advances	(90)	(3)	$(93)	(177)	4	(173)

Total interest expense	$568	$2,673	$3,241	$526	$922	$1,448

Net interest income (FTE)	$(340)	$(426)	$(766)	$1,273	$1,579	$2,852
Tax equivalent net interest income decreased $766,000 in 2006. The decrease was primarily the result of a $3,241,000 increase in interest expense, partially offset by a $2,475,000 increase in interest income. The increase in interest income is attributable to a decrease in average earning assets of $3,129,000 during the year and an increase of 60 basis points in the interest rate earned on assets. The increase in interest expense reflects both an increase in total interest bearing liabilities and an overall increase in rates paid.
Tax equivalent loan interest income was $2,726,000 higher in 2006 than the previous year. The increase was due to an increase of 58 basis points in the rate of interest earned on loans along with an increase in average balances $7,757,000 in 2006. The increase in rates is due to the prime rate increasing 100 basis points during 2006 offset by continued competitive loan pricing. In 2005, tax equivalent loan interest was $4,108,000 more than 2004 due to an increase of 65 basis points in the rate of interest earned on loans and an increase of $26,018,000 in the average loan balance.
Income on taxable securities decreased $156,000 in 2006 due to a $4,911,000 decrease in average balances partially offset by an increase of 7 basis points in the yield. Tax equivalent income on tax-exempt bonds remained the same in 2006 due to a decline of 42 basis points in yield offset by a $1,089,000 increase in average balances. The decrease in yields was the result of (i) the maturity and/or calls on bonds that were purchased at slightly higher rates than that of the average portfolio and (ii) the flatness of the yield curve during 2006. Interest income on short term investments decreased $158,000 due to an increase in yield of 154 basis points offset by a decrease of $6,677,000 in average balances. The average balance of purchased certificates decreased $387,000. The interest yield increased 122 basis points primarily the result of the certificates purchased in 2006, which had higher rates than those in 2005. The decrease in short term investments and taxable securities is due to the growth in loans being funded, in part by investment cash flow.
Interest expense increased $3,241,000 in 2006 because interest rates increased 93 basis points and average balances increased approximately $364,000. The interest cost for NOW, savings and MMDA accounts increased $537,000 because the interest rate paid was 49 basis points higher even though average balances decreased $24,656,000. Interest on time deposits increased $2,562,000 as a result of growth in average balances of $23,127,000 and increased interest rates of 96 basis points. Deposits shifted to time deposit in 2006 as rates increased during the year. Fed Funds and short term advances from the FHLBI were used throughout the year ended 2006. The Bank entered into a long term borrowing with the FHLBI in 2000. The loan, which had a balance of $1,481,000 at year end, is an amortizing loan.
During 2006, net interest margin fell from 5.22% for the quarter ended March 31, 2006 to 4.50% for the quarter ended December 31, 2006. The net interest margin fell due to the increase in the rate paid on interest-bearing liabilities, the result of competitive pricing and increased reliance on short-term borrowings. The increase in the rate paid on liabilities was only partially offset by an increase in the yield on earning assets. The increase in the yield on earning assets was reduced by the increased level of nonperforming loans in the latter half of 2006 as well as continued pricing pressures on commercial loan rates. Due to the flatness of the yield curve and the continued competitive pressures on loan and deposit pricing, net interest margin may experience further compression in 2007.
In 2005, net interest income had increased $2,852,000. The increase in net interest income was the result of a $4,300,000 increase in interest income partially offset by a increase in interest expense of $1,448,000. The increase in interest income in 2005 was due to higher average earning assets of $25,870,000 and an increase in yield of 61 basis points. The increase in interest expense was the result of a 35 basis increase in rates paid partially offset by an increase of $15,749,000 in average interest bearing liabilities.
The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2006	2005	2004
As a percent of average earning assets:
Loans	84.28%	81.96%	80.82%
Securities	13.60%	14.36%	14.82%
Certificates of deposit	1.39%	1.46%	0.90%
Short term investments	0.73%	2.22%	3.46%

Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	34.12%	39.39%	43.81%
Time deposits	41.89%	36.43%	32.83%
Short term borrowing	1.28%	0.58%	0.15%
FHLBI advances	0.34%	0.60%	1.20%

Average interest bearing liabilities	77.63%	77.00%	77.99%

Earning asset ratio	95.58%	95.41%	94.51%
Free-funds ratio	22.37%	23.00%	22.01%
Provision for Loan Losses
The provision for loan losses decreased to $2,639,000 in 2006 compared to $3,037,000 in 2005 and increased from $1,190,000 in 2004. At year end, the ratio of the allowance for loan loss to loans was 1.98%, compared to 1.88% in 2005 and 1.70% in 2004. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.
Noninterest Income
Noninterest income, which includes service charges on deposit accounts, loan fees, trust income, security transactions, gain (loss) on sale of assets, and other operating income increased approximately $211,000 (5.5%) in 2006 compared to 2005 and decreased approximately $290,000 (7.1%) in 2005 compared to 2004. In 2006, the primary reason for the increase in noninterest income was due to an increase in service charges on deposit accounts and other fee income which increased $173,000 in 2006 from 2005. In 2005, the Bank experienced higher than normal losses on consumer loan repossessions, and in 2004 other income includes the recognition of a nonrecurring gain of $299,000 on the disposition of property held for sale. Also, in 2004, the Bank experienced higher than normal gains on the sale of foreclosed real estate. Service charges and other fee income increased to $3,637,000 (5.0%) in 2006 and $3,464,000 (4.4%) in 2005. In 2006,

there was an increase in service charges on business and other deposit accounts, commercial loan late fees, network and ATM fees partially offset by lower returned check fees and lower commercial loan prepayment fees. The 2005 increase was due primarily to increased NSF charges and network income. Trust income increased $50,000 in 2006 and increased $37,000 in 2005. Trust income in 2006 and 2005 included nonrecurring income of approximately $12,000 and $27,000, respectively. The $57,000 gain recognized on the sale of real estate mortgages loans in 2006 was $5,300 lower than the gains realized in 2005 which were $6,400 lower than the gains recognized in 2004. Mortgage loan sales decreased in 2006 by approximately $629,000 from sales in 2005, which were down approximately $498,000 from 2004 sales.
Noninterest Expense
Noninterest expense totaled $14,900,000, a 9.4% increase over expenses of $13,700,000 in 2005 which was a 2.8% increase over expenses of $13,300,000 in 2004. The most significant component of noninterest expense is salaries and employee benefits. In 2006, salaries and employee benefits expense increased to $7,900,000 from $7,200,000 in 2005, due to the open positions in 2005 that were filled in 2006, additions to the loan and credit staff in 2006 and the expense associated with the change in CEO’s in 2006. In 2005, salaries and employee benefit expense remained unchanged at $7,200,000 from 2004 due to timing of filling open positions in 2005. Occupancy expense decreased $39,000 (3.3%) due to lower facility service costs and property taxes. In 2005 occupancy expense increased $94,000 (8.4%) due to increased facility service costs, property taxes and utility costs. Equipment expense decreased $76,000 (9.2%) in 2006 due to lower equipment maintenance and depreciation expense. In 2005 equipment expense decreased $33,000 (3.9%) to $831,000 due primarily to lower equipment depreciation expense. In 2006, professional and service fees increased $180,000 (10.7%) due to increased recruiting fees associated with filling open positions and management consulting projects including strategic planning, a branch study, and compensation studies and increased legal fees related to nonperforming commercial loans. In 2005, professional and service fees increased $58,000 (3.6%) due to increased legal fees primarily due to services related to consumer loan collections. Printing and supplies expense decreased $47,000 (14.8%) in 2006 due to fewer customer mailings in 2006 and increased $16,000 (5.3%) in 2005 as a result of increased customer mailings for compliance and disclosure purposes. Computer service fees increased $20,000 (5.9%) in 2006 due to a conversion fee paid in 2006 related to the core system and increased $45,000 (15.0%) in 2005 due to an increase in outside computer services. Advertising expense increased $68,000 (28.5%) in 2006 due to the outsourcing of advertising to an agency in June 2006, which resulted in a decrease in salary expense for this position in the fourth quarter of 2006. In 2005, advertising expense increased $17,000 (7.5%) due to more loan and deposit campaigns on new products. Other expenses increased $486,000 (27.0%) in 2006 due to recording fair market adjustment write downs of $311,000 on properties included in other real estate owned and recording $128,000 related to a legal settlement. Other expenses increased $177,000 (10.9%) in 2005 due to increases in loan and collection costs offset by a decrease in NSF check and other losses. In 2007 there will be additional noninterest expense associated with the conversion of the core system as discussed in Note 6, “Premises and Equipment,” in Notes to the Consolidated Financial Statement.
Federal Income Tax Expense
Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense decreased $493,000 (17.1%) to $2,390,000 in 2006 and increased $156,000 (5.7%) to $2,884,000 in 2005. Although income tax expense increased, the effective rate remained at approximately 30% in 2006, 2005 and 2004. For further information, see Note 12, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.
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
Howell, MI
We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Corporation changed its method of quantifying misstatements of prior year financial statements. The Corporation adopted the dual method as required by SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2007 expressed an unqualified opinion thereon.

Grand Rapids, Michigan
March 1, 2007

BDO Seidman, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
FNBH Bancorp, Inc.
Howell, MI
We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, in Item 9A, that FNBH Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNBH Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that FNBH Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, FNBH Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), the accompanying consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006, of FNBH Bancorp, Inc. and subsidiaries and our report dated March 1, 2007 expressed an unqualified opinion thereon.

Grand Rapids, Michigan
March 1, 2007

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$16,373,845	$19,281,982
Short term investments	2,747,642	4,819,709

Total cash and cash equivalents	19,121,487	24,101,691

Certificates of deposit	4,711,000	7,166,000
Investment Securities:
Investment securities held to maturity, net (fair value of $17,030,269
at December 31, 2006 and $16,763,204 at December 31, 2005)	16,808,685	16,425,674
Investment securities available for sale, at fair value	24,480,256	32,388,356
Mortgage-backed securities available for sale, at fair value	11,930,591	12,405,476
FHLBI and FRB stock, at cost	994,950	1,153,550

Total investment securities	54,214,482	62,373,056

Loans:
Commercial	328,665,048	305,387,518
Consumer	27,720,360	36,161,235
Real estate mortgage	28,195,754	31,306,493

Total loans	384,581,162	372,855,246
Less allowance for loan losses	(7,597,900)	(6,991,125)

Net loans	376,983,262	365,864,121

Premises and equipment, net	9,882,356	10,465,856
Other real estate owned, held for sale	1,629,250	679,733
Accrued interest and other assets	7,353,867	6,574,686

Total assets	$473,895,704	$477,225,143

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$62,681,088	$71,415,340
NOW	41,275,379	40,739,655
Savings and money market	113,906,147	133,865,335
Time deposits	170,126,892	145,927,984
Brokered certificates of deposit	17,554,785	30,137,273

Total deposits	405,544,291	422,085,587
Other borrowings	13,480,813	1,785,094
Accrued interest, taxes, and other liabilities	4,878,126	3,908,137

Total liabilities	423,903,230	427,778,818
Stockholders’ Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,074,528 shares issued and outstanding at December 31, 2006 and 3,187,374 shares
issued and outstanding at December 31, 2005	6,005,835	6,088,540
Retained earnings	43,625,997	43,389,917
Deferred directors’ compensation	725,186	575,045
Accumulated other comprehensive loss, net	(364,544)	(607,177)

Total stockholders’ equity	49,992,474	49,446,325

Total liabilities and stockholders’ equity	$473,895,704	$477,225,143

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
December 31, 2006, 2005, and 2004

	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$28,986,420	$26,247,716	$22,137,252
Interest and dividends on investment securities:
U.S. Treasury and agency securities	1,592,919	1,711,402	1,667,506
Obligations of states and political subdivisions	743,800	729,222	747,483
Corporate bonds	17,560	59,959	125,381
Other securities	54,202	50,004	51,278
Interest on short term investments	159,633	315,528	166,978
Interest on certificates of deposit	264,410	201,076	95,832

Total interest and dividend income	31,818,944	29,314,907	24,991,710

	—	—	—
Interest expense:
Interest on deposits	9,871,304	6,772,924	5,217,598
Interest on other borrowings	423,970	281,073	388,268

Total interest expense	10,295,274	7,053,997	5,605,866

Net interest income	21,523,670	22,260,910	19,385,844

Provision for loan losses	2,639,000	3,037,000	1,190,000

Net interest income after provision for loan losses	18,884,670	19,223,910	18,195,844

Noninterest income:
Service charges and other fee income	3,636,856	3,464,122	3,318,666
Trust income	333,918	284,394	246,950
Gain on sale of loans	57,208	62,512	68,881
Other	2,986	8,612	475,560

Total noninterest income	4,030,968	3,819,640	4,110,057

Noninterest expense:
Salaries and employee benefits	7,925,738	7,230,103	7,236,801
Net occupancy expense	1,169,337	1,208,830	1,115,030
Equipment expense	755,195	831,299	864,604
Professional and service fees	1,859,736	1,680,037	1,622,399
Printing and supplies	271,167	318,091	302,032
Computer service fees	364,333	344,095	299,114
Advertising	306,211	238,323	221,618
Other	2,287,503	1,801,865	1,625,052

Total noninterest expense	14,939,220	13,652,643	13,286,650

Income before federal income taxes	7,976,418	9,390,907	9,019,251

Federal income taxes	2,390,422	2,883,921	2,728,156

Net income	$5,585,996	$6,506,986	$6,291,095

Per share statistics:
Basic EPS	$1.76	$2.03	$1.98
Diluted EPS	$1.76	$2.03	$1.97
Dividends	$0.84	$0.80	$0.72
Basic average shares outstanding	3,177,093	3,200,146	3,185,025
Diluted average shares outstanding	3,177,146	3,200,518	3,186,142
See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2006, 2005, and 2004

				Accumulated
			Deferred	Other
	Common		Directors’	Comprehensive
	Stock	Retained Earnings	Compensation	Income (Loss)	Total

Balances at December 31, 2003	$5,503,246	$35,425,699	$—	$306,536	$41,235,481

Amortization of long term incentive plan	184,530				184,530
Issued 4,352 shares for employee stock purchase plan	109,521				109,521
Issued 794 shares for current directors’ fees	22,791				22,791
Issued 1,179 shares for directors’ variable fee plan	32,092				32,092
Issued 283 shares for deferred directors’ fees	5,953				5,953
Directors’ deferred compensation (590 stock units)			18,270		18,270
Reclassification of directors’ deferred compensation (19,321 stock units)			437,211		437,211
Comprehensive income:
Net income		6,291,095			6,291,095
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect				(334,723)	(334,723)

Total comprehensive income					5,956,372
Cash dividends ($0.72 per share)		(2,286,173)			(2,286,173)

Balances at December 31, 2004	5,858,133	39,430,621	455,481	(28,187)	45,716,048

Amortization of long term incentive plan	83,880				83,880
Issued 3,687 shares for employee stock purchase plan	95,975				95,975
Issued 722 shares for current directors’ fees	20,765				20,765
Issued 986 shares for directors’ variable fee plan	29,787				29,787
Directors’ deferred compensation (4,105 stock units)			119,564		119,564
Comprehensive income:
Net income		6,506,986			6,506,986
Change in unrealized loss on investment securities available for sale, net of tax effect				(578,990)	(578,990)

Total comprehensive income					5,927,996
Cash dividends ($0.80 per share)		(2,547,690)			(2,547,690)

Balances at December 31, 2005	6,088,540	43,389,917	575,045	(607,177)	49,446,325
Cumulative effect adjustment — initial application of SEC Staff Accounting Bulletin No. 108		180,000			180,000

Balances at January 1, 2006	6,088,540	43,569,917	575,045	(607,177)	49,626,325

Amortization of long term incentive plan	81,199				81,199
Issued 1,234 shares for employee stock purchase plan	30,623				30,623
Issued 270 shares for current directors’ fees	6,999				6,999
Issued 1,244 shares for directors’ variable fee plan	32,257				32,257
Directors’ deferred compensation (5,750 stock units)			150,141		150,141
Comprehensive income:
Net income		5,585,996			5,585,996
Change in unrealized loss on investment securities available for sale, net of tax effect				242,633	242,633

Total Comprehensive income					5,828,629
Repurchase of common stock (117,700 shares)	(233,783)	(2,873,512)			(3,107,295)
Cash dividends ($0.84 per share)		(2,656,404)			(2,656,404)

Balances at December 31, 2006	$6,005,835	$43,625,997	$725,186	$(364,544)	$49,992,474

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$5,585,996	$6,506,986	$6,291,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,639,000	3,037,000	1,190,000
Depreciation and amortization	923,942	984,021	1,014,720
Deferred income tax expense (benefit)	(217,783)	(503,802)	159,167
Net amortization (accretion) on investment securities	8,830	15,183	(16,031)
Earned portion of long term incentive plan	81,199	83,880	184,530
Shares issued for current directors’ compensation	39,256	50,552	54,883
Shares earned for deferred directors’ compensation	150,141	119,564	24,223
Gain on sale of loans	(57,208)	(62,512)	(68,881)
Proceeds from sale of loans	5,050,710	6,102,540	11,285,139
Origination of loans held for sale	(5,005,968)	(5,788,325)	(10,541,000)
(Gain) loss on the sale of other real estate owned, held for sale	292,101	(20,507)	(98,850)
(Gain) loss on sale of land and facilities held for sale	—	2,595	(42,716)
Loss on disposal of equipment	—	19,990	—
Increase in accrued interest income and other assets	(686,391)	(338,394)	(135,314)
Increase (decrease) in accrued interest, taxes, and other liabilities	1,272,989	(103,130)	(29,240)

Net cash provided by operating activities	10,076,814	10,105,641	9,271,725

Cash flows from investing activities:
Purchases of available for sale securities	(1,860,624)	(5,119,280)	(36,556,566)
Purchases of held to maturity securities	(2,880,585)	(2,091,712)	(4,776,698)
FHLBI (stock buybacks)/purchases/stock dividends	158,600	(22,900)	(47,900)
Proceeds from maturities and at-par calls of available for sale securities	8,285,762	3,000,000	24,500,000
Proceeds from mortgage-backed securities paydowns-available for sale	2,339,217	3,647,345	3,660,069
Proceeds from maturities and calls of held to maturity securities	2,475,000	1,666,000	3,820,125
Purchases of certificates of deposit	(2,944,000)	(10,600,000)	(5,993,000)
Maturity of certificates of deposit	5,399,000	9,525,000	1,455,000
Purchase of loans	—	—	(6,279,807)
Net increase in loans	(15,851,925)	(18,690,040)	(6,996,938)
Proceeds from sale of other real estate owned, held for sale	741,632	1,043,955	990,652
Proceeds from sale of land and facilities held for sale	—	93,085	1,503,016
Capital expenditures	(340,442)	(382,966)	(346,912)

Net cash used in investing activities	(4,478,365)	(17,931,513)	(25,068,959)

Cash flows from financing activities:
Net increase (decrease) in deposits	(16,541,296)	22,822,677	189,609
Payments on FHLBI note	(304,281)	(3,281,742)	(260,872)
Proceeds from issuance of short term debt	42,500,000	11,000,000	3,000,000
Repayment of short term debt	(30,500,000)	(14,000,000)	—
Repurchase of common stock	(3,107,295)	—	—
Dividends paid	(2,656,404)	(2,547,690)	(2,286,173)
Shares issued for employee stock purchase plan	30,623	95,975	109,521

Net cash provided by (used in) financing activities	(10,578,653)	14,089,220	752,085

Net increase (decrease) in cash and cash equivalents	(4,980,204)	6,263,348	(15,045,149)

Cash and cash equivalents at beginning of year	24,101,691	17,838,343	32,883,492

Cash and cash equivalents at end of year	$19,121,487	$24,101,691	$17,838,343

Supplemental disclosures:
Interest paid	$10,009,063	$6,813,756	$5,642,097
Federal income taxes paid	2,097,919	3,546,682	2,609,881
Loans transferred to other real estate	1,983,249	968,181	1,561,802
Properties transferred to land and facilities held for sale	—	—	155,690
Loans charged off	2,664,596	2,253,717	922,078
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
First National Bank in Howell (Bank) is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, traveler’s checks, night depository, safe deposit box, U.S. Savings Bonds, and trust services. The Bank serves primarily five communities — Howell, Brighton, Green Oak Township, Hartland, and Fowlerville — all of which are located in Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.
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
The Bank classifies debt and equity investments and mortgage—backed securities as follows:
Investment securities held to maturity are those securities which management has the ability and positive intent to hold to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount.
Investment securities the Bank may not hold until maturity are accounted for as securities available for sale and are stated at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized.
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
(c) Loans
Loans are stated at their principal amount outstanding, net of an allowance for loan losses and unearned discount. Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Net unamortized deferred loan fees amounted to $670,000 and $856,000 at December 31, 2006 and 2005, respectively.

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
The total cost of mortgage loans originated and sold is allocated between the loan servicing right and the mortgage loan, based on their relative fair values at the date of origination. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The Bank enters into interest rate lock commitments to originate loans at a rate determined prior to funding. Interest rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. At December 31, 2006 and 2005, the fair value of interest rate lock commitments was insignificant.
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
(f) Real Estate
Other real estate owned at the time of foreclosure is recorded at the lower of the Bank’s cost of acquisition or the asset’s fair market value, net of estimated disposal costs. Any write-downs at date of acquisition are charged to the allowance for loan losses. Expenses incurred in maintaining assets and subsequent write-downs to reflect declines in value are charged to other noninterest expense.
Real estate held for sale is recorded at the lower of carrying amount or estimated fair value less estimated disposal costs. Subsequent declines in estimated fair value and adjustments to estimated disposal costs are recorded as a component of noninterest expense.
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
(j) Stock-Based Compensation
At December 31, 2006 and 2005, the Corporation had two stock-based compensation plans, which are described more fully in notes 16 and 17.
(k) Common Stock Repurchases
The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the ratio of common stock to total shares outstanding, with the remainder charged to retained earnings. Shares repurchased are retired. The Board of Directors authorized a share repurchase program on March 16, 2006 for 100,000 shares that expires March 16, 2007. The Board then authorized another program on August 17, 2006 for an additional 100,000 shares that expires on August 17, 2007. For the year ended December 31, 2006, 117,700 shares have been repurchased, 110,700 under the authorized plans with 89,300 shares remaining available for repurchase under the plans. The other 7,000 shares had been approved by the Board for repurchase prior to approving an authorized share repurchase program. The cost of the repurchases approximated $3,107,000 at monthy weighted average prices ranging from $25.80 to $26.78 per share.
(l) Statements of Cash Flows
For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.

(m) Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. The Corporation reports comprehensive income within the statement of stockholders’ equity and comprehensive income. Comprehensive income includes net income and any changes in equity from nonowner sources that are not recorded in the income statement.
(n) Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the average number of common shares and deferred director fee stock units outstanding during the year. Diluted earnings per common share is calculated by dividing net income by the average number of common shares and deferred director fee stock units outstanding during the year, plus the effect of common stock equivalents (for example, unvested restricted shares) that are dilutive.
(o) Reclassification
Certain reclassifications of 2005 and 2004 information have been made to conform to the current year presentation.
(2) Certificates of Deposit
At December 31, 2006 the scheduled maturities of certificates of deposit were:

Maturing in 2007	$3,337,000
Maturing in 2008	981,000
Maturing in 2009	393,000

Total	$4,711,000

(3) Investment and Mortgage-Backed Securities
A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2006 and 2005 follows:

	December 31, 2006				December 31, 2005
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	gross	gross	Fair	Amortized	gross	gross	Fair
	cost	gains	losses	value	cost	gains	losses	value
Held to maturity:
Obligations of state and political subdivisions	$16,808,685	$256,662	$(35,078)	$17,030,269	$16,425,674	$365,562	$(28,032)	$16,763,204

Total held to maturity	16,808,685	256,662	(35,078)	17,030,269	16,425,674	365,562	(28,032)	16,763,204

Available for sale:
U.S. Treasury and agency securities	24,870,214	—	(389,958)	24,480,256	32,095,107	6,068	(717,398)	31,383,777
Corporate bonds	—	—	—	—	1,000,062	4,517	—	1,004,579
Mortgage-backed securities	12,092,973	25,483	(187,865)	11,930,591	12,618,628	35,073	(248,225)	12,405,476

Total available for sale	36,963,187	25,483	(577,823)	36,410,847	45,713,797	45,658	(965,623)	44,793,832

Total securities	$53,771,872	$282,145	$(612,901)	$53,441,116	$62,139,471	$411,220	$(993,655)	$61,557,036

There were 36 securities in a continuous loss position for 12 months or more at December 31, 2006, which consisted of 15 mortgage backed securities and 21 agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are bank qualified municipals, federal agencies, or mortgage-backed securities issued by federal agencies, no other-than-temporary impairment was recorded at December 31, 2006. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at December 31, 2006 and 2005, by length of time that individual securities in each category have been in a continuous loss position:

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	gross	Fair	gross	Fair	gross	Fair
	losses	value	losses	value	losses	value
Held to Maturity:
Obligations of state and political subdivisions	$(15,379)	$2,071,039	$(19,699)	$1,817,883	$(35,078)	$3,888,922

Available for sale:
U.S. Treasury and agency securities	$—	$—	$(389,958)	$24,480,256	$(389,958)	$24,480,256
Mortgage-backed securities	(2,137)	651,764	(185,728)	8,307,957	(187,865)	8,959,721

Total available for sale	$(2,137)	$651,764	$(575,686)	$32,788,213	$(577,823)	$33,439,977

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	gross	Fair	gross	Fair	gross	Fan
	losses	value	losses	value	losses	value
Held to Maturity:
Obligations of state and political subdivisions	$(23,143)	$2,366,880	$(4,889)	$226,728	$(28,032)	$2,593,608

Available for sale:
U.S. Treasury and agency securities	$(188,952)	$10,414,796	$(528,446)	$18,962,912	$(717,398)	$29,377,708
Mortgage-backed securities	(89,078)	7,146,899	(159,147)	4,380,673	(248,225)	11,527,572

					$
Total available for sale	$(278,030)	$17,561,695	$(687,593)	$23,343,585	(965,623)	$40,905,280

The amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2006 and 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006		December 31, 2005
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
Held to maturity:
Due in one year or less	$1,894,917	$1,904,607	$2,384,602	$2,402,255
Due after one year through five years	5,650,096	5,729,168	7,307,216	7,495,656
Due after five years through ten years	2,606,373	2,617,116	1,881,449	1,871,800
Due after ten years	6,657,299	6,779,378	4,852,407	4,993,493

	$16,808,685	$17,030,269	$16,425,674	$16,763,204

Available for sale:
Due in one year or less	$13,495,406	$13,366,817	$8,238,228	$8,186,734
Due after one year through five years	11,374,808	11,113,439	24,856,941	24,201,622
Due after five years through ten years	—	—	—	—

	24,870,214	24,480,256	33,095,169	32,388,356
Mortgage-backed securities	12,092,973	11,930,591	12,618,628	12,405,476

	$36,963,187	$36,410,847	$45,713,797	$44,793,832

Proceeds from at-par calls of available for sale securities totaled approximately $0, $0, and $8,000,000 during 2006, 2005, and 2004, respectively; there have been no realized gains or losses recorded for 2006, 2005, or 2004.
The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders’ equity at December 31, 2006 and 2005 are as follows:

	2006		2005
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
State of Michigan	$11,035,793	$11,164,560	$11,673,789	$11,877,846

Investment securities, with an amortized cost of approximately $1,476,000 at December 31, 2006 and $1,792,000 at December 31, 2005, were pledged to secure public deposits and for other purposes as required or permitted by law.
The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 and $1,109,300 as of December 31, 2006 and 2005, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2006 and 2005, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed, by the issuer.
(4) Loans
Loans on nonaccrual status amounted to $12,199,000, $5,234,000 and $1,146,000, at December 31, 2006, 2005, and 2004, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $660,000, $270,000, and $98,000 of interest income would have been recognized in 2006, 2005, and 2004, respectively. The Bank had no troubled-debt restructured loans at December 31, 2006 and 2005.
Details of past-due and nonperforming loans follow:

	90 days past due
	and still accruing interest			Nonaccrual
	2006	2005	2004	2006	2005	2004
Commercial and mortgage loans secured by real estate	$287,716	$384,842	$285,771	$10,267,753	$4,124,339	$243,374
Consumer loans	—	5,756	2,541	86,986	91,599	92,285
Commercial and other loans	—	—	—	1,844,076	1,018,133	810,175

Total	$287,716	$390,598	$288,312	$12,198,815	$5,234,071	$1,145,834

Impaired loans totaled $15.5 million, $10.1 million, and $5.9 million at December 31, 2006, 2005, and 2004, respectively. Specific reserves relating to these loans were $2.0 million, $2.1 million, and $1.7 million at December 31, 2006, 2005, and 2004, respectively.
Cash received and recognized as income on impaired loans approximated $962,000, $655,000, and $428,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Average impaired loans for the years ended December 31, 2006, 2005, and 2004 were approximately $11.9 million, $8.3 million, and $7.4 million, respectively.
Loans serviced for others including commercial participations sold, were approximately $45.7 million, $48.9 million, and $52.6 million at December 31, 2006, 2005, and 2004, respectively.
The Bank capitalized $12,000, $22,000, and $21,000, in mortgage servicing rights and incurred approximately $69,000, $82,000, and $94,000, in related amortization expense during 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, these mortgage servicing rights had a net book value of $192,000 and $248,000, respectively, and fair value of approximately $360,000 and $404,000, respectively. The weighted average amortization period for mortgage servicing rights capitalized in 2006 is approximately 5.8 years. Mortgage loans with mortgage servicing rights capitalized totaled approximately $36.0 million at December 31, 2006 and $38.2 million at December 31, 2005. The valuation allowance for capitalized mortgage servicing rights was $39,000 at December 31, 2006, and $61,000 at December 31, 2005.
Future estimated aggregate amortization expense relating to the Bank’s mortgage servicing rights as of December 31, 2006 is as follows:

Year:
2007	$58,000
2008	46,000
2009	32,000
2010	24,000
2011	11,000
2012 and thereafter	21,000

Total	$192,000

Included in real estate loans at December 31, 2005 was approximately $172,000 of fixed-rate mortgage loans held for sale, there were no such loans held for sale as of December 31, 2006. The Bank enters into forward commitments to sell these loans into the secondary market prior to origination. Additionally, the Bank had 30-day forward commitments to sell mortgages as of December 31, 2006, which had not yet been funded. These commitments approximated $345,000.

(5) Allowance for Loan Losses and Reserve for Unfunded Credit Commitments
The following represents a summary of the activity in the allowance for loan losses and the reserve for unfunded credit commitments for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Components:
Allowance for loan losses
Balance, beginning of year	$6,991,125	$6,092,949	$5,434,375
Loans charged off:
Real estate mortgage	260,091	25,771	—
Commercial	1,785,573	1,436,463	378,914
Consumer	618,932	791,483	543,164

Total charge offs	2,664,596	2,253,717	922,078
Recoveries to loans previously charged off:
Real estate mortgage	—	—	—
Commercial	283,103	120,012	69,515
Consumer	226,268	141,881	104,137

Total recoveries	509,371	261,893	173,652

Net loans charged off	2,155,225	1,991,824	748,426
Additions to allowance charged to operations	2,762,000	2,890,000	1,407,000

Balance, end of year	7,597,900	6,991,125	6,092,949
Reserve for unfunded credit commitments
Balance, beginning of year	454,000	307,000	524,000
Additions (reductions) to reserve charged (credited) to operations	(123,000)	147,000	(217,000)

Balance, end of year	331,000	454,000	307,000

Total allowance for loan losses and reserve for unfunded credit commitments	$7,928,900	$7,445,125	$6,399,949

(6) Premises and Equipment
A summary of premises and equipment, and related accumulated depreciation and amortization, at December 31, 2006 and 2005 follows:

	2006	2005
Land and land improvements	$2,931,820	$2,921,480
Premises	10,051,340	10,035,233
Furniture and equipment	5,699,571	5,397,742

	18,682,731	18,354,455
Less accumulated depreciation and amortization	(8,800,375)	(7,888,599)

Premises and equipment, net	$9,882,356	$10,465,856

In the third quarter of 2006, the Bank signed a contract for approximately $1.2 million to purchase a new core operating system. As of December 31, 2006, approximately $320,000 of this contract had been paid; $121,000 related to hardware which is recorded in furniture and equipment and $199,000 related to software which is recorded in other assets at December 31, 2006. The remaining contract amount will be paid over the first half of 2007.
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

At December 31, 2006, the Bank owned five foreclosed properties with a lower of cost or market value of $1,629,250. As of December 31, 2005, the Bank owned three foreclosed properties with a lower of cost or market value of $679,733. A gain or loss will be recognized upon the sale of the properties, which will be included as a component of noninterest income or expense.

(9)	Time Certificates of Deposit

At December 31, 2006, the scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year were:

Year of maturity:
2008	$8,368,703
2009	7,911,369
2010	3,813,580
2011	597,285
2012 and thereafter	14,894

Total	$20,705,831

Included in time deposits are certificates of deposit and brokered certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2006 and 2005 are as follows:

	2006	2005
Three months or less	$30,307,369	$29,599,143
Three through six months	22,630,989	16,225,630
Six through twelve months	27,572,446	24,527,040
Over twelve months	8,951,554	20,803,079

Total	$89,462,358	$91,154,892

Interest expense attributable to the above deposits amounted to approximately $3,967,000, $2,810,000, and $1,472,000 in 2006, 2005, and 2004, respectively.

(10)	Other Borrowings

The Bank has a borrowing capacity of approximately $36,000,000 with the FHLBI and had an advance outstanding balance of approximately $13,481,000 and $1,785,000 at December 31, 2006 and 2005, respectively. Variable-or fixed-rate advances are available with terms ranging from one day to 10 years. An outstanding advance requires 125% collateral coverage by one-to-four family whole-mortgage loans. A summary of outstanding advances at December 31, 2006, follows:

	Weighted
	average
Maturity	interest rate	Amount
Short term advances:
Variable rate:
Within 6 months	(a )	$12,000,000

Long term advances:
Fixed rate:
Within one year	7.29%	328,623
Two years	7.29%	354,913
Three years	7.29%	383,307
Four years	7.29%	413,970

Total long term advance		1,480,813

		$13,480,813

(a)	the rate on this advance at December 31, 2006 was 5.31%
(11)	Deferred Gain on the Sale of Real Estate

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

(12)	Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2006	2005	2004
Current	$2,608,205	$3,387,723	$2,568,989
Deferred	(217,783)	(503,802)	159,167

Total federal income tax	$2,390,422	$2,883,921	$2,728,156

Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2006	2005	2004
Computed “expected” tax expense	$2,711,982	$3,192,908	$3,066,545
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(318,109)	(325,188)	(331,745)
Other, net	(3,451)	16,201	(6,644)

Total federal income tax	$2,390,422	$2,883,921	$2,728,156

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,354,604	$2,377,695
Unrealized loss on securities available for sale	187,795	312,788
Deferred directors’ fees	246,579	195,533
Other	482,152	290,218

Total gross deferred tax assets	3,271,130	3,176,234
Deferred tax liabilities:
Deferred loan fees	181,259	153,100
Other	177,361	203,414

Total gross deferred tax liabilities	358,620	356,514

Net deferred tax asset	$2,912,510	$2,819,720

The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 2006, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.

Effective January 1, 2006, the Corporation recorded a $180,000 adjustment to beginning retained earnings to correct misstatements recorded in prior years relating to federal income taxes payable. The misstatements were made over a period of years and were immaterial to the results of operations for each year. See Note 27, “Impact of New Accounting Standards” in Notes to the Consolidated Financial Statements for further discussion of SEC Staff Accounting Bulletin No. 108.

(13)	Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2006 and 2005. Deposits from such individuals and their related interests totaled approximately $1.3 million at December 31, 2006 and $1.0 million at December 31, 2005. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk. Loans to related parties are summarized below for the periods indicated:

	2006	2005
Balance at beginning of year	$6,075,400	$5,179,300
New loans and related parties	1,225,200	2,167,800
Loan repayments	(2,701,800)	(1,271,700)

Balance at end of year	$4,598,800	$6,075,400

(14)	Leases

The Bank has a noncancelable operating lease that provides for renewal options.

Future minimum lease payments under the noncancelable lease as of December 31, 2006, all due in 2007, total $34,995.

Rental expense charged to operations in 2006, 2005, and 2004 amounted to approximately $60,000, $59,000, and $60,000, respectively, including amounts paid under short term, cancelable leases.

(15)	Retirement Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. The plan expense of the Bank for 2006, 2005, and 2004 was approximately $374,000, $370,000, and $376,000, respectively.

(16)	Long Term Incentive Plan

Under its Long-Term Incentive Plan (the “Plan”) the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the plan to date. The restricted stock awards have a five year vesting period. The fair market value of the awards on the grant date are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000. A summary of the activity under the Plan for the year ended December 31, 2006 is presented below:

		Weighted-Average
Restricted Stock Awards	Shares	Fair Value
Nonvested at January 1, 2006	5,061	$27.15
Granted	2,244	25.93
Vested	(3,067)	26.48
Forfeited	(138)	28.89

Nonvested at December 31, 2006	4,100	$26.93

The total fair value of awards granted during the years ended December 31, 2006 and 2005 was $58,200 and $70,200, respectively. The total fair value of the awards vested during the years ended at December 31, 2006 and 2005 were $81,200 and $83,880, respectively. As of December 31, 2006, there was $110,400 of total unrecognized compensation cost related to non-vested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.13 years.

(17)	Directors’ Stock Fee Plan

Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts, (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2006, 2005, and 2004 amounted to $150,000, $120,000, and $103,000, respectively.

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2006, there were approximately 23,800 shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2006, there were approximately 6,000 shares earned and available for distribution in the variable-fee deferred stock accounts. In September 2004, the Corporation reclassified Deferred Directors’ Compensation related to fixed and variable fees associated with deferred stock accounts from a liability to a component of equity. Prior periods were not reclassified as the impact of this change was determined not to be significant.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 are as follows:

	2006	2005
Consumer	$11,690,317	$16,258,000
Commercial construction	8,564,026	9,372,000
Commercial	49,405,506	41,398,000
Total credit commitments	$69,659,849	$67,028,000

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
As of December 31, 2006 and 2005, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $3,276,000 and $3,200,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2006 and 2005, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the following table as of December 31, 2006 and 2005:

					To be well capitalized
			Minimum for		under prompt corrective
	Actual		capital adequacy purposes		action provision
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets) Bank	$55,200,000	13.56%	$32,558,000	≥ 8%	$40,697,000	≥ 10%
FNBH Bancorp	55,479,000	13.63%	32,558,000	≥ 8%	N/A	N/A
Tier 1 Capital (to risk weighted assets) Bank	50,078,000	12.31%	16,279,000	≥ 4%	24,418,000	≥ 6%
FNBH Bancorp	50,357,000	12.37%	16,279,000	≥ 4%	N/A	N/A
Tier 1 Capital (to average assets) Bank	50,078,000	10.80%	18,542,000	≥ 4%	23,177,000	≥ 5%
FNBH Bancorp	50,357,000	10.86%	18,546,000	≥ 4%	N/A	N/A

As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets) Bank	$54,723,000	13.89%	$31,520,000	≥ 8%	$39,400,000	≥ 10%
FNBH Bancorp	55,009,000	13.96%	31,521,000	≥ 8%	N/A	N/A
Tier 1 Capital (to risk weighted assets) Bank	49,767,000	12.63%	15,760,000	≥ 4%	23,640,000	≥ 6%
FNBH Bancorp	50,053,000	12.70%	15,760,000	≥ 4%	N/A	N/A
Tier 1 Capital (to average assets) Bank	49,767,000	10.58%	18,810,000	≥ 4%	23,512,000	≥ 5%
FNBH Bancorp	50,053,000	10.64%	18,810,000	≥ 4%	N/A	N/A

(21)	Net Income per Common Share

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period, of which there were 53 shares as of December 31, 2006, and 372 shares as of December 31, 2005, calculated under the treasury stock method.

The following table presents basic and diluted net income per share:

	2006	2005	2004
Weighted average basic shares outstanding	3,177,093	3,200,146	3,185,025
Effect of dilutive restricted stock	53	372	1,117

Weighted average diluted shares outstanding	3,177,146	3,200,518	3,186,142

Net income	$5,585,996	$6,506,986	$6,291,095

Basic net income per share	$1.76	$2.03	$1.98
Diluted net income per share	$1.76	$2.03	$1.97
(22)	Contingent Liabilities

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

Fair-value methods and assumptions for the Corporation’s financial instruments are as follows:

Cash and cash equivalents — The carrying amounts reported in the consolidated balance sheet for cash and short term investments reasonably approximate those assets’ fair values.

Certificates of deposit — The carrying amounts reported in the consolidated balance sheet for certificates of deposit reasonably approximate those assets’ fair values.

Investment and mortgage-backed securities — Fair values for investment and mortgage-backed securities are based on quoted market prices.

FHLBI and FRB stock — The carrying amounts reported in the consolidated balance sheet for FHLBI and FRB stock reasonably approximate those assets’ fair values.

Loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued interest income — The carrying amount of accrued interest income is a reasonable estimate of fair value.

Deposit liabilities — The fair value of deposits with no stated maturity, such as demand deposit, NOW, savings, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is estimated using rates currently offered for wholesale funds with similar remaining maturities.
Other borrowings — The fair value of other borrowings is estimated based on quoted market prices.
Accrued interest payable — The carrying amount of accrued interest payable is a reasonable estimate of fair value.
Off-balance-sheet instruments — The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, is estimated to approximate their aggregate book balance and is not considered material and therefore not included in the following table.
The estimated fair values of the Corporation’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$19,121,000	$19,121,000	$24,102,000	$24,102,000
Certificates of deposit	4,711,000	4,711,000	7,166,000	7,129,000
Investment and mortgage-backed securities	53,219,000	53,441,000	61,220,000	61,557,000
FHLBI and FRB stock	995,000	995,000	1,154,000	1,154,000
Loans, net	376,983,000	376,688,000	365,864,000	364,595,000
Accrued interest income	2,630,000	2,630,000	2,453,000	2,453,000

Financial liabilities:
Deposits:
Demand	$62,681,000	$62,681,000	$71,415,000	$71,415,000
NOW	41,275,000	41,275,000	40,740,000	40,740,000
Savings and money market accounts	113,906,000	113,906,000	133,865,000	133,865,000
Time deposits	170,127,000	169,644,000	145,928,000	144,868,000
Brokered certificates	17,555,000	17,514,000	30,137,000	29,985,000
Other borrowings	13,481,000	13,506,000	1,785,000	1,877,000
Accrued interest expense	1,099,000	1,099,000	813,000	813,000
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
(24) Dividend Restrictions
On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total dividends in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, approximately $9.4 million was available for dividends on December 31, 2006, without the approval of the OCC.

(25) Condensed Financial Information — Parent Company Only
The condensed balance sheets at December 31, 2006 and 2005, and the condensed statements of income and cash flows for the years ended December 31, 2006, 2005, and 2004, of FNBH Bancorp, Inc. follow:
Condensed Balance Sheets

	2006	2005
Assets:
Cash	$22,216	$52,955
Investment in subsidiaries:
First National Bank in Howell	48,908,786	48,354,429
H.B. Realty Co.	1,000	1,000
FNBH Mortgage Company, LLC	805,000	805,000
Other assets	255,472	235,962

Total assets	$49,992,474	$49,449,346

Liabilities and Stockholders’ Equity:
Other liabilities	$—	$3,021
Stockholders’ equity	49,992,474	49,446,325

Total liabilities and stockholders’ equity	$49,992,474	$49,449,346

Condensed Statements of Income

	Year ended December 31
	2006	2005	2004
Operating income:
Dividends from subsidiaries	$5,548,912	$1,975,313	$1,680,000

Total operating income	5,548,912	1,975,313	1,680,000

Operating expenses:
Administrative and other expenses	94,640	88,014	97,032

Total operating expenses	94,640	88,014	97,032

Income before equity in undistributed net income of subsidiaries	5,454,272	1,887,299	1,582,968
Equity in undistributed net income of subsidiaries	131,724	4,619,687	4,708,127

Net income	$5,585,996	$6,506,986	$6,291,095

Condensed Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$5,585,996	$6,506,986	$6,291,095
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	(19,510)	23,145	(1,256)
Increase (decrease) in other liabilities	(3,021)	3,021	(24,700)
Change in long term incentive plan and deferred compensation	270,596	253,996	263,635
Equity in undistributed net income of subsidiaries	(131,724)	(4,619,687)	(4,708,127)

	116,341	(4,339,525)	(4,470,448)

Net cash provided by operating activities	5,702,337	2,167,461	1,820,647

Cash flows from investing activities:
Investments in and advancements to subsidiary, net	—	188,624	(10,000)

Net cash provided by (used in) investing activities	—	188,624	(10,000)

Cash flows from financing activities:
Dividends paid	(2,656,404)	(2,547,690)	(2,286,173)
Common stock issued	30,623	95,975	109,521
Repurchases of common stock	(3,107,295)	—	—
Transfer from subsidiary for directors’ deferred compensation	—	—	437,211

Net cash used in financing activities	(5,733,076)	(2,451,715)	(1,739,441)

Net increase (decrease) in cash	(30,739)	(95,630)	71,206
Cash at beginning of year	52,955	148,585	77,379

Cash at end of year	$22,216	$52,955	$148,585

26) Quarterly Financial Data — Unaudited
The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2006
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$7,878,354	$7,939,134	$8,005,475	$7,995,981
Net interest income	5,785,978	5,535,772	5,213,490	4,988,430
Provision for loan losses	600,000	754,000	785,000	500,000
Income before federal income taxes	2,306,927	1,935,617	2,001,409	1,732,465
Net income	1,602,748	1,353,597	1,398,688	1,230,963

Basic net income per share	0.50	0.42	0.44	0.40
Diluted net income per share	0.50	0.42	0.44	0.40
Cash dividends per share	0.21	0.21	0.21	0.21

	Quarters ended in 2005
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$6,763,696	$7,211,160	$7,600,435	$7,739,616
Net interest income	5,287,037	5,526,081	5,693,856	5,753,936
Provision for loan losses	366,000	1,178,000	500,000	993,000
Income before federal income taxes	2,396,046	1,625,570	2,810,160	2,559,131
Net income	1,660,950	1,158,670	1,924,460	1,762,906

Basic net income per share	0.52	0.36	0.60	0.55
Diluted net income per share	0.52	0.36	0.60	0.55
Cash dividends per share	0.19	0.19	0.21	0.21
(27) Impact of New Accounting Standards
During the first quarter of fiscal 2006, the Corporation adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement No. 123(R), Share-Based Payment. The Corporation has two plans affected by the issuance of this Statement. The Long Term Incentive Plan allows for the granting of stock options to certain employees; however, the Corporation has not, to date, issued any options under this plan. Consequently, the Statement has no impact on the Corporation’s results of operations or financial condition relating to stock options until such time as options are granted. The second plan affected is the Employee Stock Purchase Plan (ESPP). The Statement allows for ESPP shares to be issued at ninety-five percent of fair market value as of the grant date with no compensation expense recognized. Effective April 1, 2005, the Corporation’s plan allows for the purchase of shares at ninety-five percent of fair market value as of the grant date, thus no compensation expense was recognized upon the effectiveness of SFAS 123(R). Also, in accordance with the requirements of the pronouncement, the Corporation reclassified unearned long term incentive compensation to common stock in the Corporation’s consolidated balance sheet as of December 31, 2005. The adoption of SFAS 123(R) did not have a significant impact on the Corporation’s consolidated financial statements or results of operations.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which is an amendment of Statement No. 87, Employers’ Accounting for Pensions, Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, Statement No. 106, Employers’ for Accounting for Postretirement Benefits Other Than Pensions, and Statement No. 132 (R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The employer must measure the funded status of a plan as of the date or its year-end statement of financial position. The statement is effective for the Corporation as of December 31, 2006. Management has completed its review of the new guidance and has concluded it has no impact on the Corporation’s results of operations or financial position as the Corporation has no defined benefit postretirement plans.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Misstatements in Financial Statements. The SAB was effective for the Corporation for the year ending December 31, 2006. The SAB outlines an approach registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. The SAB requires the registrant to use a combination of the two approaches for quantifying misstatements that are currently used. This “dual” approach requires the registrant to quantify and evaluate errors using both an income statement and a balance sheet assessment of any misstatement. Management has completed its review and adopted the new guidance effective January 1, 2006. The impact of the adoption was an increase in beginning retained earnings of $180,000, related to accrued federal income taxes.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement does not require any new fair value measurements and is effective for the Corporation beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s financial statements or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for the Corporation beginning January 1, 2007. Management has completed its review of the new guidance and has concluded that there will be no effect of the Interpretation’s implementation on the Corporation’s results of operations or financial position.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which is an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits entities to choose either the amortization method or the fair value measurement method subsequently measuring each class of separately recognized servicing assets and servicing liabilities. The Statement is intended to simplify the accounting for servicing assets and liabilities, particularly for those entities that use derivative instruments, which are required to be accounted for at fair value, to mitigate the risks inherent in servicing assets and servicing liabilities. The Statement is effective for the Corporation beginning January 1, 2007. Management has completed its review of the new guidance and has concluded that there will be no effect of the Statement’s implementation on the Corporation’s results of operations or financial position.
In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, which is an amendment of Statement No. 133, Accounting for Derivatives and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. Management has completed its review of the new guidance and has concluded that there will be no effect of the Statement’s implementation on the Corporation’s results of operations or financial position.
In February 2007, the FASB issued Statement No. 159, The Fair value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 is effective for the Corporation beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s results of operations or financial position.
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
1. Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2006, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.
2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2006, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.
3. Attestation Report of the Registered Independent Public Accounting Firm. BDO Seidman, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Corporation for the year ended December 31, 2006, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting. The report is set forth on page 32.
4. Change in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2006, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The information with respect to Directors and Nominees of the Registrant and compliance with Section 16(a) of the Exchange Act is set forth under the caption “Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the Commission relating to the May 16, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.
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
Corporate Governance
The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 16, 2007 Annual meeting of Shareholders, is incorporated herein by reference.
Item 11. Executive Compensation.
The information set forth under the caption “Executive Compensation Table” in our definitive proxy statement, to be filed with the Commission relating to the May 16, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Ownership of Common Stock” on page X of the Corporation’s definitive proxy statement, as filed with the Commission relating to the May 16, 2007 Annual Meeting of Shareholders, is incorporated herein by reference.
The following information is provided under Item 201(d):

Number of securities remaining
	Number of securities to be	Weighted – average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	258,812 (1)

(1)	Includes 162,062 shares available under the Long Term Incentive Plan, 60,346 shares available under the Compensation Plan for Nonemployee Directors and 36,404 shares included under the Employee Stock Purchase Plan.
Item 13. Certain Relationships, Related Transactions and Director Independence.
The information set forth under the caption “Certain Transactions with Management” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 16, 2007, Annual Meeting of Shareholders, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Audit Matters and Our Relationship with Our Independent Auditors” in our definitive proxy statement, to be filed with the Commission relating to the May 16, 2007, Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Report of Our Audit Committee” in our definitive proxy statement is not incorporated by reference herein and is also not deemed to be filed with the Securities and Exchange Commission.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report on Form 10-K.
1.	Financial Statements
The financial statements are set forth under Item 8 of this report of 10-K.
2.	Financial Statement Schedule
Not applicable.
3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 5, 2007.
FNBH BANCORP, INC.

/s/ Barbara Draper	Barbara Draper, President & Chief Executive Officer
(Principal Executive Officer)

/s/ Janice B. Trouba	Janice B. Trouba, Chief Financial Officer
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

	Signature	Date

W. Rickard Scofield, Chairman of the Board	/s/ W. Rickard Scofield	March 5, 2007

Randolph E. Rudisill, Vice Chairman of the Board	/s/ Randolph E. Rudisill	March 5, 2007

Athena Bacalis, Director	/s/ Athena Bacalis	March 5, 2007

Gary R. Boss, Director	/s/ Gary R. Boss	March 5, 2007

Barbara Draper, Director	/s/ Barbara Draper	March 5, 2007

Richard F. Hopper, Director	/s/ Richard F. Hopper	March 5, 2007

Dona Scott Laskey, Director	/s/ Dona Scott Laskey	March 5, 2007

James R. McAuliffe, Director	/s/ James R. McAuliffe	March 5, 2007

John M. Pfeffer, Director	/s/ John M. Pfeffer	March 5, 2007

R. Michael Yost, Director	/s/ R. Michael Yost	March 5, 2007

EXHIBIT INDEX
          The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

(21)	Subsidiaries of the Registrant

(23)	Consent of BDO Seidman, LLP

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).
The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Bylaws of the Registrant	Exhibit 3.2 of Form 10

(4)	Form of Registrant’s Stock Certificate	Exhibit 4 of Form 10
Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

(10.3)	FNBH Bancorp Inc. Employees’ Stock Purchase Plan	Exhibit 4 to Registration Statement on Form S-8 (Reg. No. 333-46244)

(10.4)	Amended and Restated Compensation Plan for Nonemployee Directors*	Appendix II of Proxy Statement dated March 15, 2002

(10.5)	FNBH Bancorp Inc Employees’ Stock Purchase Plan as amended January 20, 2005	Exhibit 10 to Form 10-K dated March 7, 2006

*	Represents a compensation plan