Form 10-Q
period 2007-03-31
FNBH BANCORP INC
filed 2007-05-09
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
OR
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
Yes [ X ]     No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [__]     Accelerated filer [ X ]     Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [__]     No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,040,729 shares of the Corporation’s Common Stock (no par value) were outstanding as of April 30, 2007.

TABLE OF CONTENTS

Page Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1
Consolidated Statements of Income for the three months ended March 31, 2007
and 2006	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the three months ended March 31, 2007 and 2006	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	4
Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16

Part II. Other Information
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	18

Signatures	19

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	March 31 2007	December 31 2006

Cash and due from banks	$8,255,095	$16,373,845
Short term investments	53,600	2,747,642

Total cash and cash equivalents	8,308,695	19,121,487
Certificates of deposit	3,926,000	4,711,000
Investment Securities:
Investment securities held to maturity, net (fair value of $17,036,196
at March 31, 2007 and $17,030,269 at December 31, 2006)	16,824,234	16,808,685
Investment securities available for sale, at fair value	22,573,770	24,480,256
Mortgage-backed securities available for sale, at fair value	11,496,547	11,930,591
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	51,889,501	54,214,482
Loans:
Commercial	335,582,018	328,665,048
Consumer	25,938,845	27,720,360
Real estate mortgage	27,562,392	28,195,754

Total loans	389,083,255	384,581,162
Less allowance for loan losses	(7,836,161)	(7,597,900)

Net loans	381,247,094	376,983,262
Premises and equipment, net	9,654,924	9,704,111
Other real estate owned, held for sale	908,150	1,629,250
Accrued interest and other assets	7,852,328	7,532,112

Total assets	$463,786,692	$473,895,704

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$60,151,445	$62,681,088
NOW	38,361,830	41,275,379
Savings and money market	104,247,608	113,906,147
Time deposits	177,015,894	170,126,892
Brokered certificates of deposit	25,796,874	17,554,785

Total deposits	405,573,651	405,544,291
Other borrowings	4,967,296	13,480,813
Accrued interest, taxes, and other liabilities	3,746,249	4,878,126

Total liabilities	414,287,196	423,903,230
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,039,588 shares issued and outstanding at March 31, 2007 and 3,074,528
shares issued and outstanding at December 31, 2006	6,050,161	6,005,835
Retained earnings	42,998,385	43,625,997
Deferred directors' compensation	742,744	725,186
Accumulated other comprehensive loss, net	(291,794)	(364,544)

Total stockholders' equity	49,499,496	49,992,474

Total liabilities and stockholders' equity	$463,786,692	$473,895,704

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended March 30
	2007	2006

Interest and dividend income:
Interest and fees on loans	$7,249,005	$7,084,563
Interest and dividends on investment securities:
U.S. Treasury and agency securities	346,179	419,822
Obligations of states and political subdivisions	178,277	190,921
Corporate bonds	-	15,188
Other securities	12,416	13,281
Interest on short term investments	43,448	82,210
Interest on certificates of deposit	48,174	72,369

Total interest and dividend income	7,877,499	7,878,354

Interest expense:
Interest on deposits	2,929,481	2,055,347
Interest on other borrowings	119,623	37,029

Total interest expense	3,049,104	2,092,376

Net interest income	4,828,395	5,785,978

Provision for loan losses	939,000	600,000

Net interest income after provision for loan losses	3,889,395	5,185,978

Noninterest income:
Service charges and other fee income	824,377	912,429
Trust income	93,469	72,820
Gain on sale of loans	19,206	11,301
Other	1,284	10,208

Total noninterest income	938,336	1,006,758

Noninterest expense:
Salaries and employee benefits	1,878,561	2,137,520
Net occupancy expense	303,352	315,544
Equipment expense	107,880	130,596
Professional and service fees	510,589	486,293
Computer service fees	125,308	81,171
Directors' fees	99,513	80,240
Printing and supplies	52,171	72,459
Advertising	71,928	105,477
Other	309,616	476,509

Total noninterest expense	3,458,918	3,885,809

Income before federal income taxes	1,368,813	2,306,927
Federal income taxes	389,689	704,179

Net income	$979,124	$1,602,748

Per share statistics:
Basic EPS	$0.32	$0.50
Diluted EPS	$0.32	$0.50
Dividends	$0.21	$0.21
Basic average shares outstanding	3,084,821	3,202,152
Diluted average shares outstanding	3,084,869	3,202,275

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2005	$6,088,540	$43,389,917	$575,045	$(607,177)	$49,446,325
Earned portion of long term incentive plan	14,855				14,855
Issued 434 shares for employee stock purchase plan	10,673				10,673
Issued 224 shares for current directors' fees	5,797				5,797
Directors' deferred compensation (968 stock units)			25,043		25,043
Comprehensive income:
Net income		1,602,748			1,602,748
Change in unrealized loss on debt securities
available for sale, net of tax effect				(46,526)	(46,526)

Total comprehensive income					1,556,222
Repurchase of common stock (7,000 shares)	(13,650)	(166,950)			(180,600)

Cash dividends ($.21 per share)		(667,878)			(667,878)

Balances at March 31, 2006	$6,106,215	$44,157,837	$600,088	$(653,703)	$50,210,437

Balances at December 31, 2006	$6,005,835	$43,625,997	$725,186	$(364,544)	$49,992,474
Earned portion of long term incentive plan	95,034				95,034
Issued 413 shares for employee stock purchase plan	10,371				10,371
Issued 75 shares for current directors' fees	1,982				1,982
Directors' deferred compensation (1,215 stock units)			32,107		32,107
Issued 685 deferred shares	14,549		(14,549)		-
Comprehensive income:
Net income		979,124			979,124
Change in unrealized loss on debt securities
available for sale, net of tax effect				72,750	72,750

Total comprehensive income					1,051,874
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($.21 per share)		(645,741)			(645,741)

Balances at March 31, 2007	$6,050,161	$42,998,385	$742,744	$(291,794)	$49,499,496

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2007	2006

Cash flows from operating activities:
Net income	$979,124	$1,602,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	939,000	600,000
Depreciation and amortization	194,014	242,326
Deferred income tax expense (benefit)	17,910	(30,724)
Net amortization on investment securities	1,686	2,575
Earned portion of long term incentive plan	95,034	14,855
Shares issued for current directors' compensation	1,982	5,797
Shares earned for deferred directors' compensation	32,107	25,043
Gain on sale of loans	(19,206)	(11,301)
Proceeds from sale of loans	1,404,906	1,567,680
Origination of loans held for sale	(1,388,600)	(1,560,218)
Loss on the sale of other real estate owned, held for sale	41,219	21,410
Increase in accrued interest income and other assets	125,976	(35,794)
Increase (decrease) in accrued interest, taxes, and other liabilities	(1,158,877)	298,103

Net cash provided by operating activities	1,266,275	2,742,500

Cash flows from investing activities:
Purchases of held to maturity securities	(351,428)	(1,213,355)
Proceeds from maturities and at-par calls of available for sale securities	2,032,844	-
Proceeds from mortgage-backed securities paydowns-available for sale	422,106	566,702
Proceeds from maturities and calls of held to maturity securities	330,000	-
Purchases of certificates of deposit	(295,000)	(1,177,000)
Maturity of certificates of deposit	1,080,000	1,571,000
Net increase in loans	(5,207,932)	673,341
Proceeds from sale of other real estate owned, held for sale	714,881	-
Capital expenditures	(646,406)	(69,901)

Net cash provided by (used in) investing activities	(1,920,935)	350,787

Cash flows from financing activities:
Net increase (decrease) in deposits	29,360	(10,167,984)
Payments on FHLBI note	(328,623)	(304,281)
Proceeds from issuance of short term debt	17,815,106	-
Repayment of short term debt	(26,000,000)	-
Repurchase of common stock	(1,038,605)	(180,600)
Dividends paid	(645,741)	(667,878)
Shares issued for employee stock purchase plan	10,371	10,673

Net cash provided used in financing activities	(10,158,132)	(11,310,070)

Net increase (decrease) in cash and cash equivalents	(10,812,792)	(8,216,783)
Cash and cash equivalents at beginning of year	19,121,487	24,101,691

Cash and cash equivalents at end of period	$8,308,695	$15,884,908

Supplemental disclosures:
Interest paid	$2,892,507	$2,087,662
Federal income taxes paid	608,230	13,191
Loans transferred to other real estate	35,000	-
Loans charged off	673,739	474,489

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of March 31, 2007, and consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006.

2.     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2006 Annual Report contained in the Corporation’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income generated during the respective periods.

5.     Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at March 31, 2007 and December 31, 2006 follows:

	March 31, 2007				December 31, 2006

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair Value

Held to maturity:
Obligations of state and
political subdivisions	$16,824,234	$241,741	$(29,779)	$17,036,196	$16,808,685	$256,662	$(35,078)	$17,030,269

Total held to maturity	16,824,234	241,741	(29,779)	17,036,196	16,808,685	256,662	(35,078)	17,030,269

Available for sale:
U.S Treasury and agency
securities	22,873,502	-	(299,732)	22,573,770	24,870,214	-	(389,958)	24,480,256
Mortgage-backed securities	11,638,927	40,164	(182,544)	11,496,547	12,092,973	25,483	(187,865)	11,930,591

Total available for sale	34,512,429	40,164	(482,276)	34,070,317	36,963,187	25,483	(577,823)	36,410,847

Total securities	$51,336,663	$281,905	$(512,055)	$51,106,513	$53,771,872	$282,145	$(612,901)	$53,441,116

There were 16 held to maturity securities and 34 available for sale securities in a continuous loss position for 12 months or more at March 31, 2007. The available for sale securities consist of 15 asset-backed securities and 19 agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are bank qualified municipals, federal agencies or mortgage-backed securities issued by federal agencies, no other-than-temporary impairment was recorded at March 31, 2007. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The following is a summary of the unrealized losses and fair value of the securities at March 31, 2007 by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		March 31, 2007 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	$(1,705)	$682,043	$(28,074)	$3,116,457	$(29,779)	$3,798,500

Available for sale:
U.S. Treasury and agency
securities	$-	$-	$(299,732)	$22,573,770	$(299,732)	$22,573,770
Mortgage-backed securities	(229)	533,609	(182,315)	8,581,386	(182,544)	9,114,995

Total available for sale	$(229)	$533,609	$(482,047)	$31,155,156	$(482,276)	$31,688,765

As of December 31, 2006, there were 36 investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $12,791,000 at March 31, 2007, $12,199,000 at December 31, 2006, and $6,728,000 at March 31, 2006. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The following table presents basic and diluted net income per share:

	First Quarter
	2007	2006

Weighted average basic shares outstanding	3,084,821	3,202,152
Effect of dilutive restricted stock	48	123

Weighted average diluted shares outstanding	3,084,869	3,202,275

Net income	$979,124	$1,602,748
Basic net income per share	$0.32	$0.50
Diluted net income per share	$0.32	$0.50

8.     Under its Long-Term Incentive Plan (the “Plan”) the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the plan to date. The restricted stock awards have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan can not exceed 200,000. A summary of the activity under the Plan for the three months ended March 31, 2007 and 2006 is presented below:

	2007		2006

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1,	4,100	$26.93	5,061	$27.15
Granted	3,146	26.46	-	-
Vested	(3,602)	26.38	(589)	25.23
Forfeited	(259)	26.84	-	-

Outstanding at March 31,	3,385	$27.08	4,472	$27.41

The total fair value of awards granted during the three months ended March 31, 2007 and 2006 was $83,243 and $0, respectively. The total fair value of the awards vested during the three months ended at March 31, 2007 and 2006 was $95,034 and $14,855, respectively. As of March 31, 2007, there was $91,670 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

9.     Certain amounts included in the 2006 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary which owns real estate. The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2007 and 2006, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	First Quarter
Earnings	2007	2006

Net income (in thousands)	$979	$1,603
Basic net income per share	$0.32	$0.50
Diluted net income per share	$0.32	$0.50

Net income for the three months ended March 31, 2007 as compared to the same period last year, was negatively affected by higher interest expense, increased provision for loan losses and lower interest income on investments due to lower average balances. These unfavorable variances were only partially offset by increased interest income due to higher average commercial loan balances and lower noninterest expenses.

Net income for the three months ended March 31, 2007 decreased $624,000 (38.9%) compared to the same period last year. In the first quarter of 2007, net interest income decreased $958,000 (16.6%), and the provision for loan losses increased $339,000 (56.5%), along with a decrease in noninterest income of $68,000 (6.8%). Partially offsetting these unfavorable variances was a decrease in noninterest expense of $427,000 (11.0%) and a decrease in federal income taxes of $314,000 (44.7%).

Net Interest Income	First Quarter
(in thousands)	2007	2006

Interest and dividends income	$7,877	$7,878
Interest expense	3,049	2,092

Net interest income	$4,828	$5,786

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three months ended March 31:

INTEREST YIELDS AND COSTS (in thousands)
March 31, 2007 and 2006

	----------First Quarter Averages----------
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$2,731	$37.4	5.48%	$7,430	$80.2	4.32%
Certificates of deposit	4,279	48.2	4.57%	7,148	72.4	4.11%
Securities: Taxable	36,692	358.6	3.91%	46,593	448.3	3.85%
Tax-exempt (1)	16,685	247.2	5.93%	17,227	272.1	6.32%
Commercial loans (2)(3)	332,575	6,271.5	7.54%	305,958	5,961.4	7.79%
Consumer loans (2)(3)	26,614	570.9	8.70%	35,153	698.0	8.05%
Mortgage loans (2)(3)	28,000	438.2	6.26%	31,266	456.7	5.84%

Total earning assets and total interest income	447,576	7,972.0	7.13%	450,775	7,989.1	7.10%

Cash and due from banks	9,697			10,839
All other assets	18,578			16,913
Allowance for loan losses	(7,811)			(7,069)

Total Assets	$468,040			$471,458

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$146,701	566.4	1.57%	$168,695	394.3	0.95%
Time	198,766	2,363.0	4.82%	179,696	1,661.0	3.75%
Short term borrowings	7,238	97.9	5.41%	819	9.1	4.42%
FHLBI advances	1,211	21.7	7.19%	1,542	28.0	7.26%

Total interest bearing liabilities and
Total interest expense	353,916	3,049.0	3.49%	350,752	2,092.4	2.42%

Non-interest bearing deposits	59,807			66,660
All other liabilities	4,536			4,026
Stockholders' Equity	49,781			50,020

Total Liabilities and Shareholders' Equity	$468,040			$471,458

Interest spread			3.64%			4.68%

Net interest income-FTE		$4,923.0			$5,896.7

Net interest margin			4.37%			5.22%

(1)	Average yields on the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $85,000 in 2007 and $156,000 in 2006.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $17,000 (0.2%) in the first quarter of 2007 compared to the first quarter of 2006. This is the result of average earning assets decreasing by $3,199,000 (0.7%) partially offset by an increase on the yield on average earning assets of 3 basis points.

The quarterly average balance of short term investments, certificates of deposit and securities decreased approximately $18,011,000 (23.0%) in the first quarter of 2007 as compared with the same period in 2006. Short term investments have decreased as cashflow from investments was used to fund commercial loan growth. Partially offsetting the decrease in average balances was an increase in the yield on these investments of 12 basis points. Loans, which earn a higher yield than investments, had an increase in average balances of $14,812,000 (4.0%) in the first quarter of 2007 compared to the same period last year along offset by a 12 basis point decrease in yield. The Bank has experienced a shift from variable rate commercial loans to fixed rate commercial loans which has negatively impacted the yield due to the competitive pricing in the market for these loans and the slope of the yield curve. Due to competitive pricing pressures on loans and deposits, and to a lesser extent, the high nonperforming loan balances and increased borrowing costs, our net interest margin has declined 85 basis points from the same period last year. We expect that net interest margin will continue to experience compression in 2007.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the first quarter of 2007 increased $874,000 (42.5%) compared to the first quarter of 2006. This was the result of higher cost of funds due to higher interest rates paid on deposits of 105 basis points and a shift from demand deposits to higher yielding certificates of deposit, partially offset by lower average balances of $2,924,000 (0.8%).

Borrowed funds’ average balance increased $6,088,000 in the first quarter of 2007 compared to 2006 due to increases in short term advances from the Federal Home Loan Bank of Indianapolis (FHLBI) and higher fed funds sold balances. The increase in borrowings is necessary due to lower balances in deposits and investments more than offset by the need to fund growth in average commercial loans. As of March 31, 2007, the Bank also had a $1,152,000 loan advance outstanding that was entered into in 2000 from the FHLBI. Additional FHLBI borrowings are available to fund future loan growth if needed.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The breakdown of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. As of March 31, 2007, the Bank had Large Certificates totaling approximately $96,000,000 compared to $89,000,000 at December 31, 2006.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $36,000,000 available at the FHLBI. As of March 31, 2007, approximately $1,200,000 of the line had been used for long term advances, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of March 31, 2007
(in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans, net	$131,567	$55,966	$173,403	$20,311	$381,247
Securities	8,585	13,406	22,684	7,215	51,890
Certificates of deposit	883	2,061	982	-	3,926
Short term investments	54	-	-	-	54

Total rate sensitive assets	$141,089	$71,433	$197,069	$27,526	$437,117

Liabilities:
NOW, savings & MMDA	$63,353	$-	$-	$79,256	$142,609
Time deposits	55,555	134,086	13,086	86	202,813
Other borrowings	3,815	355	797	-	4,967

Total rate sensitive liabilities	$122,723	$134,441	$13,883	$79,342	$350,389

Rate sensitivity gap and ratios:
Gap for period	$18,366	$(63,008)	$183,186	$(51,816)
Cumulative gap	18,366	(44,642)	138,544	86,728

March 31, 2007 Cumulative rate sensitive ratio	1.15	0.83	1.51	1.25
December 31, 2006 Cumulative rate sensitive ratio	0.99	0.85	1.51	1.23

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is liability sensitive as of March 31, 2007. A liability sensitive position would normally indicate increased net interest income in a declining rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates. The model at March 31, 2007 indicates that a 200 basis point decrease in interest rates would reduce net interest income, while a 200 basis point increase in interest rates would increase net interest income. These results are influenced by the assumptions regarding how quickly and to what extent liabilities will reprice given a change in interest rates.

Provision for Loan Losses	First Quarter
(in thousands)	2007	2006

Total	$939	$600

The Corporation recorded a loan loss provision of $939,000 in the first quarter of 2007 compared to a provision of $600,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Non-performing loans at March 31, 2007 have increased $304,000, from December 31, 2006, and increased $6,063,000 from March 31, 2006. Net charge offs for the first quarter of 2007 were $674,000 compared to $366,000 in the same period in 2006.

Management has determined that the allowance is adequate based on potential losses in the portfolio. At March 31, 2007 the allowance for loan losses as a percent of loans was 2.01% compared to 1.98% at December 31, 2006 and 1.95% at March 31, 2006. Non-accrual, past due 90 days, and renegotiated loans were 3.29% of total loans at March 31, 2007, compared to 3.25% at December 31, 2006 and 1.81% at March 31, 2006. Management believes the increase in the allowance is warranted based on the asset quality concerns and the general economic conditions of the local market.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $14,400,000 at March 31, 2007, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $3,500,000 of commercial loans separately identified as impaired. Impaired loans totaled $15,500,000 at December 31, 2006 and $10,400,000 at March 31, 2006. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $1,650,000 at March 31, 2007, $1,980,000 at December 31, 2006 and $2,092,000 at March 31, 2006.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Due to the concentration of the Bank in residential real estate development and construction loans and the continued decline in the Michigan real estate market, the Bank is particularly focused on this segment of loans.

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

Nonperforming Assets (in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Nonaccrual loans	$12,791	$12,199	$6,201
90 days or more past due and still accruing	-	288	527

Total nonperforming loans	12,791	12,487	6,728
Other real estate owned	908	1,629	658

Total nonperforming assets	$13,699	$14,116	$7,386

Nonperforming loans as a percent of total loans	3.29%	3.25%	1.81%
Allowance for loan losses as a percent of
nonperforming loans	61%	61%	108%
Nonperforming assets as a percent of total loans
and other real estate owned	3.51%	3.66%	1.98%

Nonperforming loans have increased slightly since December 31, 2006. While there has been a significant increase in nonperforming loans over the past 12 months, management believes the allowance is adequate based on our loan-by-loan analysis of the problem loans and the heavy concentration of real estate secured loans. Management expects the work out of these loans to take some time, especially given the economic outlook for the state and the Bank’s relatively high balances of loans secured by real estate. Economic conditions and the loan portfolio concentrations may result in sustained high levels of nonperforming loans and may continue to impact the provision for loan losses. Management continues to make oversight of these loans a priority and is working diligently to proactively identify and manage problem credits.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first three months of 2007 and 2006 (in thousands):

Components:	2007	2006

Allowance for loan losses
Balance, beginning of year	$7,598	$6,991
Loans charged off:
Real estate mortgage	218	-
Commerical	259	330
Consumer	250	144

Total charge-offs	727	474
Recoveries to loans previously charged off:
Real estate mortgage	-	-
Commerical	18	64
Consumer	35	44

Total recoveries	53	108

Net loans charged off	674	366
Additions to allowance charged to operations	912	609

Balance, end of quarter	7,836	7,234
Reserve for unfunded credit commitments
Balance, beginning of year	331	454
Additions (reductions) to reserve charged to operations	27	(9)

Balance, end of quarter	358	445

Total allowance for loan losses and reserve for
unfunded credit commitments	$8,194	$7,679

Ratios:
Net loans charged off (annualized) to average loans outstanding	0.69%	0.39%
Allowance for loan losses to loans outstanding	2.01%	1.95%

Noninterest Income	First Quarter
(in thousands)	2007	2006

Total	$938	$1,007

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans and other miscellaneous income decreased $68,000 (6.8%) during the first quarter of 2007 compared to the same quarter in 2006. Service charges and other fee income decreased $88,000 (9.7%) during the first quarter of 2007 from the first quarter of 2006 due primarily due to loan late fees and returned check fees. Trust income increased $20,600 (28.4%) in the first quarter 2007 compared to the same period last year primarily due to higher assets under management. Gain on the sale of loans increased $8,000 (69.9%) due to higher volume of mortgage loans originated for sale. During the first quarter of 2007, $1,389,000 of loans were sold compared to $768,000 in the same quarter of 2006. Miscellaneous income decreased $9,000 (87.4%) during the first quarter of 2007 compared to the same quarter in 2006.

Noninterest Expense	First Quarter
(in thousands)	2007	2006

Total	$3,459	$3,886

Noninterest expense decreased $427,000 (11.0%) in the first quarter of 2007 compared to the same period in 2006. Salaries and benefits decreased $259,000 (12.1%) in the first quarter of 2007 compared to the first quarter of 2006 due to decreased profit sharing expense of $301,000 (71.0%) and group medical expense of $23,000 (25.4%) partially offset by salary increases of $78,000 (6.0%) primarily due to stock grants. Net occupancy cost decreased $12,000 (3.9%) in 2007 compared to 2006 primarily due to the lower building service expenses and building maintenance expenses. Equipment expenses decreased $23,000 (17.4%) due to lower equipment maintenance, other equipment expense and depreciation expense in 2007. Professional and service fees are $24,000 (5.0%) higher in 2007 than in 2006 due to increased accounting and auditing fees. Computer service fees increased $44,000 (54.4%) due to increased software maintenance costs. Director’s fees increased $19,000 (24.0%) due to more directors and special committee meetings in 2007. Printing and supplies costs decreased $20,000 (28.0%) due to timing of expense. Advertising costs decreased $34,000 (31.8%) due to fewer promotions in 2007. Other expenses decreased $167,000 (35.0%) primarily due to a decrease in appraisal expense and the partial reversal of an accrual for a legal settlement which was recorded in the fourth quarter of 2006, and settled for a lesser amount in the first quarter of 2007. These decreases were partially offset by higher losses on the sale of two properties in other real estate owned in 2007.

Income Tax Expense	First Quarter
(in thousands)	2007	2006

Total	$390	$704

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. The effective tax rate at March 31, 2007 is 28% compared to 31% at March 31, 2006. This decrease in the effective tax rate is primarily due to tax exempt income representing a higher proportion of net income in 2007.

Capital (in thousands)	March 31, 2007	December 31, 2006

Stockholders' Equity	$49,499	$49,992
Ratio of Equity to Total Assets	10.67%	10.55%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at March 31, 2007 was 12.10% and the total risk-based capital ratio was 13.36%. At March 31, 2006, these ratios were 12.93% and 14.19%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 10.55% at March 31, 2007, and 10.72% in 2006. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2006.

Contractual Obligations
As of March 31, 2007, December 31, 2006, and March 31, 2006, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $2,800,000, $3,300,000 and $3,600,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2007, December 31, 2006 and March 31, 2006 where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation was effective for the Corporation beginning January 1, 2007. Management has adopted the Interpretation and there was no effect on the Corporation’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2007, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended March 31, 2007, there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number That May Yet Be Purchased Under the Program (1)

January 2007	-	$-	-	89,300
February 2007	29,000	26.66	29,000	60,300
March 2007	10,000	26.55	10,000	50,300

Total	39,000	$26.63	39,000	50,300

(1)	On August 17, 2006, the Corporation’s Board of Directors authorized a share repurchase program. This repurchase program authorizes the repurchase of up to 100,000 additional shares of the Corporation’s common stock and expires August 17, 2007.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Steven T. Walsh —————————————— Steven T. Walsh President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: May 8, 2007