Form 10-Q
period 2007-06-30
FNBH BANCORP INC
filed 2007-08-09
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Yes [__]     No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,346 shares of the Corporation’s Common Stock (no par value) were outstanding as of July 31, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30 2007	December 31 2006

Assets
Cash and due from banks	$10,907,208	$16,373,845
Short term investments	54,301	2,747,642

Total cash and cash equivalents	10,961,509	19,121,487
Certificates of deposit	3,731,000	4,711,000
Investment Securities:
Investment securities held to maturity, net (fair value of $15,800,451
at June 30, 2007 and $17,030,269 at December 31, 2006)	15,802,742	16,808,685
Investment securities available for sale, at fair value	17,101,344	24,480,256
Mortgage-backed securities available for sale, at fair value	10,862,886	11,930,591
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	44,761,922	54,214,482
Loans held for sale	13,140,590	-
Loans held for investment:
Commercial	313,121,086	328,665,048
Consumer	24,696,531	27,720,360
Real estate mortgage	25,945,230	28,195,754

Total loans held for investment	363,762,847	384,581,162
Less allowance for loan losses	(7,465,452)	(7,597,900)

Net loans held for investment	356,297,395	376,983,262
Premises and equipment, net	9,422,300	9,704,111
Other real estate owned, held for sale	833,008	1,629,250
Accrued interest and other assets	10,209,434	7,532,112

Total assets	$449,357,158	$473,895,704

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$67,725,853	$62,681,088
NOW	34,419,952	41,275,379
Savings and money market	104,427,390	113,906,147
Time deposits	165,671,962	170,126,892
Brokered certificates of deposit	20,004,252	17,554,785

Total deposits	392,249,409	405,544,291
Other borrowings	7,306,218	13,480,813
Accrued interest, taxes, and other liabilities	3,805,796	4,878,126

Total liabilities	403,361,423	423,903,230
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,045,346 shares issued and outstanding at June 30, 2007 and 3,074,528 shares
issued and outstanding at December 31, 2006	6,098,227	6,005,835
Retained earnings	39,146,958	43,625,997
Deferred directors' compensation	812,960	725,186
Accumulated other comprehensive loss, net	(62,410)	(364,544)

Total stockholders' equity	45,995,735	49,992,474

Total liabilities and stockholders' equity	$449,357,158	$473,895,704

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Tree months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Interest and dividend income:
Interest and fees on loans	$7,312,636	$7,235,288	$14,561,641	$14,319,851
Interest and dividends on investment securities:
U.S. Treasury and agency securities	312,876	403,585	659,055	823,407
Obligations of states and political subdivisions	171,329	185,556	349,606	376,477
Corporate bonds	-	2,372	-	17,560
Other securities	11,877	15,004	24,293	28,285
Interest on certificates of deposit	45,195	71,939	93,369	144,308
Interest on short term investments	8,262	25,390	51,710	107,600

Total interest and dividend income	7,862,175	7,939,134	15,739,674	15,817,488

Interest expense:
Interest on deposits	2,952,852	2,364,566	5,882,333	4,419,913
Interest on other borrowings	141,084	38,796	260,707	75,825

Total interest expense	3,093,936	2,403,362	6,143,040	4,495,738

Net interest income	4,768,239	5,535,772	9,596,634	11,321,750

Provision for loan losses	6,534,666	754,000	7,473,666	1,354,000

Net interest income (loss)
after provision for loan losses	(1,766,427)	4,781,772	2,122,968	9,967,750

Noninterest income:
Service charges and other fee income	816,295	919,688	1,640,672	1,830,695
Trust income	100,780	79,684	194,249	163,467
Gain on sale of mortgage loans	4,587	15,891	23,793	27,192
Loss on available for sale securities	(553,407)	-	(553,407)	-
Other	774	-	2,058	667

Total noninterest income	369,029	1,015,263	1,307,365	2,022,021

Noninterest expense:
Salaries and employee benefits	1,649,548	2,229,442	3,528,109	4,366,962
Net occupancy expense	280,372	278,388	583,724	593,932
Equipment expense	133,453	138,904	241,333	269,500
Professional and service fees	553,160	483,314	1,063,749	977,746
Computer service fees	162,977	82,356	288,285	163,527
Printing and supplies	131,045	84,126	183,216	156,585
Director fees	80,597	86,502	180,111	166,742
Advertising	73,693	48,886	145,621	154,363
Other	505,007	429,500	814,622	897,870

Total noninterest expense	3,569,852	3,861,418	7,028,770	7,747,227

Income (loss) before federal income taxes	(4,967,250)	1,935,617	(3,598,437)	4,242,544
Federal income taxes (credit)	(1,754,376)	582,020	(1,364,687)	1,286,199

Net income (loss)	$(3,212,874)	$1,353,597	$(2,233,750)	$2,956,345

Per share statistics:
Basic EPS	$(1.05)	$0.42	$(0.73)	$0.92
Diluted EPS	$(1.05)	$0.42	$(0.73)	$0.92
Dividends	$0.21	$0.21	$0.42	$0.42
Basic average shares outstanding	3,068,991	3,201,281	3,076,862	3,201,714
Diluted average shares outstanding	3,068,991	3,201,353	3,076,862	3,201,784

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended June 30, 2007 and 2006 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at March 31, 2006	$6,106,215	$44,157,837	$600,088	$(653,703)	$50,210,437
Earned portion of long term incentive plan	43,070				43,070
Issued 262 shares for employee stock purchase plan	6,502				6,502
Issued 46 shares for current directors' fees	1,202				1,202
Issued 1,244 shares for variable directors' fees	32,257				32,257
Directors' deferred compensation (2,543 stock units)			66,154		66,154
Comprehensive income:
Net income		1,353,597			1,353,597
Change in unrealized loss on debt securities
available for sale, net of tax effect				(162,347)	(162,347)

Total comprehensive income					1,191,250
Repurchase of common stock (23,000 shares)	(45,610)	(556,205)			(601,815)
Cash dividends ($.21 per share)		(668,750)			(668,750)

Balances at June 30, 2006	$6,143,636	$44,286,479	$666,242	$(816,050)	$50,280,307

Balances at March 31, 2007	$6,050,161	$42,998,385	$742,744	$(291,794)	$49,499,496
Earned portion of long term incentive plan	8,442				8,442
Issued 286 shares for employee stock purchase plan	6,595				6,595
Issued 124 shares for current directors' fees	3,009				3,009
Issued 1,141 shares for variable directors' fees	30,020				30,020
Directors' deferred compensation (2,768 stock units)			70,216		70,216
Comprehensive income:
Net loss		(3,212,874)			(3,212,874)
Change in unrealized loss on debt securities
available for sale, net of tax effect				(135,865)	(135,865)
Less reclassification adjustment for net losses
included in net loss, net of tax effect				365,249	365,249

Total comprehensive loss					(2,983,490)
Cash dividends ($.21 per share)		(638,553)			(638,553)

Balances at June 30, 2007	$6,098,227	$39,146,958	$812,960	$(62,410)	$45,995,735

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2005	$6,088,540	$43,389,917	$575,045	$(607,177)	$49,446,325
Earned portion of long term incentive plan	57,925				57,925
Issued 696 shares for employee stock purchase plan	17,175				17,175
Issued 270 shares for current directors' fees	6,999				6,999
Issued 1,244 shares for variable directors' fees	32,257				32,257
Directors' deferred compensation (3,511 stock units)			91,197		91,197
Comprehensive income:
Net income		2,956,345			2,956,345
Change in unrealized loss on debt securities
available for sale, net of tax effect				(208,873)	(208,873)

Total comprehensive income					2,747,472
Repurchase of common stock (30,000 shares)	(59,260)	(723,155)			(782,415)
Cash dividends ($.42 per share)		(1,336,628)			(1,336,628)

Balances at June 30, 2006	$6,143,636	$44,286,479	$666,242	$(816,050)	$50,280,307

Balances at December 31, 2006	$6,005,835	$43,625,997	$725,186	$(364,544)	$49,992,474
Earned portion of long term incentive plan	103,476				103,476
Issued 699 shares for employee stock purchase plan	16,966				16,966
Issued 199 shares for current directors' fees	4,991				4,991
Issued 1,141 shares for variable directors' fees	30,020				30,020
Issued 685 shares for deferred directors' fees	14,549		(14,549)		-
Directors' deferred compensation (3,298 stock units)			102,323		102,323
Comprehensive income:					-
Net loss		(2,233,750)			(2,233,750)
Change in unrealized loss on debt securities
available for sale, net of tax effect				(63,115)	(63,115)
Less reclassification adjustment for net losses
included in net loss, net of tax effect				365,249	365,249

Total comprehensive loss					(1,931,616)
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($.42 per share)		(1,284,294)			(1,284,294)

Balances at June 30, 2007	$6,098,227	$39,146,958	$812,960	$(62,410)	$45,995,735

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(2,233,750)	$2,956,345
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	7,473,666	1,354,000
Depreciation and amortization	448,971	477,435
Deferred income tax expense (benefit)	(1,383,254)	(30,724)
Net amortization on investment securities	4,889	4,872
Earned portion of long term incentive plan	103,476	57,925
Shares issued for current and variable directors' compensation	35,011	39,256
Shares earned for deferred directors' compensation	102,323	91,197
Loss on disposal of equipment	18,596	-
Loss on available for sale securities	553,407	-
Gain on sale of loans held for sale	(23,793)	(27,192)
Proceeds from sale of loans	1,762,773	2,606,556
Origination of loans held for sale	(1,741,880)	(2,588,218)
Loss on the sale of other real estate owned, held for sale	80,498	21,410
(Increase) decrease in accrued interest income and other assets	(740,785)	193,909
Decrease in accrued interest, taxes, and other liabilities	(1,413,331)	(387,786)

Net cash provided by operating activities	3,046,817	4,768,985

Cash flows from investing activities:
Purchases of available for sale securities	-	(1,860,624)
Purchases of held to maturity securities	(351,428)	(2,575,585)
Proceeds from maturities and calls of available for sale securities	7,532,844	3,205,826
Proceeds from mortgage-backed securities paydowns-available for sale	825,626	953,384
Proceeds from maturities and calls of held to maturity securities	1,345,000	1,535,000
Purchases of certificates of deposit	(983,000)	(2,355,000)
Maturity of certificates of deposit	1,963,000	2,749,000
Proceeds from sale of other real estate owned, held for sale	1,583,752	243,323
Net (increase) decrease in loans	(452,497)	1,352,437
Capital expenditures	(894,682)	(138,056)

Net cash provided by investing activities	10,568,615	3,109,705

Cash flows from financing activities:
Net decrease in deposits	(13,294,882)	(23,157,304)
Payments on FHLBI note	(328,623)	(304,281)
Proceeds from issuance of short term debt	29,654,028	6,595,271
Repayment of short term debt	(35,500,000)	-
Repurchase of common stock	(1,038,605)	(782,415)
Dividends paid	(1,284,294)	(1,336,628)
Shares issued for employee stock purchase	16,966	17,175

Net cash used in financing activities	(21,775,410)	(18,968,182)

Net decrease in cash and cash equivalents	(8,159,978)	(11,089,492)
Cash and cash equivalents at beginning of year	19,121,487	24,101,691

Cash and cash equivalents at end of period	$10,961,509	$13,012,199

Supplemental disclosures:
Interest paid	$5,972,077	$4,392,860
Federal income taxes paid	1,672,230	1,632,919
Loans, net of reserves, transferred to held for sale	16,642,067	-
Loans transferred to other real estate	868,008	1,259,000
Loans charged off	7,482,973	1,045,672

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of June 30, 2007, and consolidated results of operations and cash flows for the six months ended June 30, 2007 and 2006.

2.     The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

5.     Investment and Mortgage-Backed Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at June 30, 2007 and December 31, 2006 follows:

	June 30, 2007				December 31, 2006

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	$15,802,742	$135,800	$(138,091)	$15,800,451	$16,808,685	$256,662	$(35,078)	$17,030,269

Total held to maturity	15,802,742	135,800	(138,091)	15,800,451	16,808,685	256,662	(35,078)	17,030,269

Available for sale:
U.S Treasury and agency
securities	17,195,905	-	(94,561)	17,101,344	24,870,214	-	(389,958)	24,480,256
Mortgage-backed securities	10,862,886	-	-	10,862,886	12,092,973	25,483	(187,865)	11,930,591

Total available for sale	28,058,791	-	(94,561)	27,964,230	36,963,187	25,483	(577,823)	36,410,847

Total securities	$43,861,533	$135,800	$(232,652)	$43,764,681	$53,771,872	$282,145	$(612,901)	$53,441,116

There were nine available for sale securities in a continuous loss position for 12 months or more at June 30, 2007, which consist of nine agency securities. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are bank qualified municipals, federal agencies or mortgage-backed securities issued by federal agencies, no other-than-temporary impairment was recorded at June 30, 2007. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost. The Corporation did record an impairment allowance on available for sale securities with a maturity date later than June 30, 2008 due to a change in management’s intent to hold these securities until maturity. An impairment charge of $181,160 was recorded on six agency securities and an impairment charge of $372,246 was recorded on 24 mortgage-backed securities for a total impairment charge of $553,407, which is reflected as “Loss on available for sale securities” in the accompanying consolidated statements of income for the three and six months ended June 30, 2007. These securities were all sold subsequent to June 30, 2007 in the third quarter of 2007, and reinvested in higher yielding securities of similar nature.

The following is a summary of the unrealized losses and fair value of the securities available for sale at June 30, 2007, by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		June 30, 2007 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Held to Maturity:
Obligations of state and
pollitical subdivisions	$(67,283)	$3,893,391	$(70,808)	$3,069,687	$(138,091)	$6,963,078

Available for sale:
U.S. Treasury and agency
securities	$-	$-	$(94,561)	$11,793,594	$(94,561)	$11,793,594
Mortgage-backed securities	-	-	-	-	-	-

Total available for sale	$-	$-	$(94,561)	$11,793,594	$(94,561)	$11,793,594

As of December 31, 2006, there were 36 investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $16,605,000 at June 30, 2007, $12,487,000 at December 31, 2006, and $7,001,000 at June 30, 2006. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

7.     Basic net income (loss) per common share and diluted net loss per share are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period calculated under the treasury stock method.

The following table presents basic and diluted net income (loss) per share:

	Second Quarter		Year-to-Date
	2007	2006	2007	2006

Weighted average basic shares outstanding	3,068,991	3,201,281	3,076,862	3,201,714
Effect of dilutive restricted stock	-	72	-	70

Weighted average diluted shares outstanding	3,068,991	3,201,353	3,076,862	3,201,784

Net income (loss)	$(3,212,874)	$1,353,597	$(2,233,750)	$2,956,345
Basic net income (loss) per share	$(1.05)	$0.42	$(0.73)	$0.92
Diluted net income (loss) per share	$(1.05)	$0.42	$(0.73)	$0.92

8.     Under the Long-Term Incentive Plan (the “Plan”), the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the Plan to date. The restricted stock awards have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000. A summary of the activity under the Plan for the six months ended June 30, 2007 and 2006 is presented below:

	2007		2006

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1,	4,100	$26.93	5,061	$27.15
Granted	7,353	25.95	2,244	25.93
Vested	(3,916)	26.43	(2,165)	26.77
Forfeited	(259)	26.84	(138)	28.89

Outstanding at June 30,	7,278	$26.21	5,002	$26.72

The total fair value of awards granted during the three months ended June 30, 2007 and 2006 was $107,531 and $58,187, respectively. The total fair value of awards vested during the three months ended at June 30, 2007 and 2006 was $8,442 and $43,093, respectively. As of June 30, 2007, there was $190,759 of total unrecognized compensation cost related to non-vested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three and six months ended June 30, 2007 and 2006, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	Second Quarter		Year-to-Date
Earnings (in thousands except per share data)	2007	2006	2007	2006

Net income (loss)	$(3,213)	$1,354	$(2,234)	$2,956
Basic and diluted net income (loss) per share	$(1.05)	$0.42	$(0.73)	$0.92

Net income (loss) for the three months ended June 30, 2007 as compared to the same period last year was negatively affected by lower net interest income, a substantially higher provision for loan losses, and lower noninterest income only partially offset by lower noninterest and lower tax expense.

Net income (loss) for the three months ended June 30, 2007 decreased $4,566,000 compared to the same period last year. In the second quarter of 2007, net interest income decreased $768,000 (13.9%) combined with an increase in the provision for loan losses of $5,781,000 (766.7%), and a decrease in noninterest income of $646,000 (63.7%), partially offset by a decrease in noninterest expense of $292,000 (7.6%) and federal income taxes of $2,336,000 (401.4%).

Net income (loss) for the six months ended June 30, 2007 decreased $5,190,000 (175.6%) compared to the same period last year. Net interest income decreased $1,725,000 (15.2%), combined with an increase in the provision for loan losses of $6,120,000 (452.0%), and a decrease in noninterest income of $715,000 (35.3%). Offsetting these unfavorable occurrences was a decrease in noninterest expenses of $718,000 (9.3%) and federal income tax expense of $2,651,000 (206.1%).

	Second Quarter		Year-to-Date
Net Interest Income (in thousands)	2007	2006	2007	2006

Interest and dividends income	$7,862	$7,939	$15,740	$15,817
Interest expense	3,094	2,403	6,143	4,496
Net interest income	$4,768	$5,536	$9,597	$11,321

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and the six months ended June 30.

INTEREST YIELDS AND COSTS (in thousands)
June 30, 2007 and 2006

	----------Second Quarter Averages----------
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$575	$7.6	5.21%	$1,930	$23.4	4.79%
Certificates of deposit	3,896	45.2	4.65%	6,771	72.0	4.26%
Securities: Taxable	32,147	324.8	4.04%	44,386	421.0	3.79%
Tax-exempt (1)	16,142	236.6	5.86%	17,019	261.9	6.16%
Commercial loans (2)(3)	334,184	6,337.6	7.50%	308,022	6,106.7	7.84%
Consumer loans (2)(3)	25,279	559.1	8.87%	32,525	685.0	8.45%
Mortgage loans (2)(3)	26,915	440.8	6.55%	31,335	473.9	6.05%

Total earning assets and total interest income	439,138	7,951.7	7.18%	441,988	8,043.9	7.22%

Cash and due from banks	8,246			10,353
All other assets	18,217			16,659
Allowance for loan losses	(8,297)			(7,363)

Total Assets	$457,304			$461,637

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$139,762	602.9	1.73%	$151,994	441.7	1.17%
Time	193,595	2,350.0	4.87%	186,370	1,922.9	4.14%
Short term borrowings	8,708	119.6	5.43%	953	11.5	4.78%
FHLBI advances	1,152	21.5	7.37%	1,481	27.3	7.29%

Total interest bearing liabilities and
Total interest expense	343,217	3,094.0	3.61%	340,798	2,403.4	2.83%

Non-interest bearing deposits	60,816			66,582
All other liabilities	3,521			3,748
Stockholders' Equity	49,750			50,509

Total Liabilities and Shareholders' Equity	$457,304			$461,637

Interest spread			3.57%			4.39%

Net interest income-FTE		$4,857.7			$5,640.5

Net interest margin			4.36%			5.04%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)	Interest on loans includes origination fees totaling $109,000 in 2007 and $123,000 in 2006.

INTEREST YIELDS AND COSTS (in thousands)
June 30, 2007 and 2006

	----------Year-to-Date Averages----------
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$1,647	$45.0	5.43%	$4,665	$103.6	4.42%
Certificates of deposit	4,086	93.4	4.61%	6,959	144.3	4.18%
Securities: Taxable	34,407	683.3	3.97%	45,483	869.2	3.82%
Tax-exempt (1)	16,412	483.8	5.90%	17,122	534.0	6.24%
Commercial loans (2)(3)	333,435	12,609.1	7.52%	306,996	12,068.2	7.82%
Consumer loans (2)(3)	25,933	1,130.0	8.79%	33,832	1,383.0	8.24%
Mortgage loans (2)(3)	27,413	879.0	6.41%	31,301	930.7	5.95%

Total earning assets and total interest income	443,333	15,923.6	7.16%	446,358	16,033.0	7.16%

Cash and due from banks	8,969			10,594
All other assets	18,397			16,785
Allowance for loan losses	(8,055)			(7,217)

Total Assets	$462,644			$466,520

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$143,208	1,169.3	1.65%	$160,299	836.0	1.05%
Time	196,166	4,713.0	4.84%	183,051	3,583.9	3.95%
Short term borrowings	7,978	217.5	5.42%	887	20.6	4.61%
FHLBI advances	1,181	43.2	7.28%	1,511	55.2	7.27%

Total interest bearing liabilities and
Total interest expense	348,533	6,143.0	3.55%	345,748	4,495.7	2.62%

Non-interest bearing deposits	60,320			66,620
All other liabilities	4,026			3,910
Stockholders' Equity	49,765			50,242

Total Liabilities and Shareholders' Equity	$462,644			$466,520

Interest spread			3.61%			4.54%

Net interest income-FTE		$9,780.6			$11,537.3

Net interest margin			4.36%			5.13%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)	Interest on loans includes origination fees totaling $195,000 in 2007 and $279,000 in 2006.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $92,000 (1.1%) in the second quarter of 2007 compared to the second quarter of 2006. The yields on average earning assets decreased by 4 basis points combined with a decrease of $2,850,000 (0.6%) in average earning assets.

The quarterly average balance of short term investments, certificates of deposit and securities decreased approximately $17,346,000 (24.7%) in the second quarter of 2007 as compared with the same period in 2006. Partially offsetting the decrease in average balances was an increase in the yield on these investments of 22 basis points due to higher yields on short term investments. Loans, which earn a higher yield than investments, had an increase in average balances of $14,496,000 (3.9%) in the second quarter of 2007 compared to the same period last year offset by a 22 basis point decrease in yield. While yields on our consumer and mortgage loans increased slightly, the decrease in yield on commercial loans, the bulk of our portfolio, decreased our overall yield. This decline from the prior year is due to continued competition in loan pricing. Competition is expected to continue to impact loan pricing throughout 2007. Moreover, these competitive pressures as well as the weakened local economy have had and are expected to continue to have a negative impact on commercial loan balances and yields.

For the first half of the year, tax equivalent interest income decreased $109,000 (0.7%). Loan interest income increased $236,000 (1.6%) due to higher average balances of $14,652,000 (3.9%) offset by the average yield decreasing 17 basis points. The increase in loan growth occurred in commercial loans as the average commercial loan balances increased $26,440,000 (8.6%). Short term investment and securities interest income decreased by $346,000 (20.9%) due to a decrease in the average balances of $17,677,000 (23.8%), partially offset by an increase in the average yield of 17 basis points.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the second quarter of 2007 increased $588,000 (24.9%) compared to the second quarter of 2006. This was the result of higher cost of funds due to higher interest rates paid on deposits of 75 basis points partially offset by lower average balances of $5,007,000 (1.5%).

Interest expense on deposits for the first half of 2007 increased $1,462,000 (33.1%) compared to the first half of 2006. This was the result of an increase in the average interest rate paid on deposits of 90 basis points, partially offset by lower average balances of $3,976,000 (1.2%) in 2007 compared to 2006. Deposits have shifted to relatively higher cost time deposits as rates increased. For competitive purposes, rates on deposit products were increased in the second half of 2006.

Borrowed funds’ average balance increased $7,426,000 in the second quarter of 2007 compared to 2006 due to an increase in Federal Funds and short term advances. At period end, borrowed funds were down $6,175,000 over the December 31, 2006 balances due to lower public fund deposit balances which is the normal pattern for these funds. As of June 30, 2007, the Bank also had a $1,152,000 loan advance outstanding, included in borrowed funds, which were entered into in 2000 from the FHLBI. Additional FHLBI borrowings are available to fund future loan growth if needed.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. As of June 30, 2007, the Bank had Large Certificates totaling approximately $80,000,000 compared to $89,000,000 at December 31, 2006, including brokered certificates of $4,000,000 at June 30, 2007. At June 30, 2007, the Bank had (including those over $100,000) $20,000,000 in brokered certificates compared to $18,000,000 at December 31, 2006.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $34,000,000 available at the FHLBI. As of June 30, 2007, approximately $1,200,000 of the line had been used for long term advances, as previously described, and $2,000,000 for short term advances. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of June 30, 2007
(in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans, net	$118,191	$121,068	$112,782	$17,397	$369,438
Securities	5,618	11,348	19,380	8,416	44,762
Certificates of deposit	687	1,374	1,670	-	3,731
Short term investments	54	-	-	-	54

Total rate sensitive assets	$124,550	$133,790	$133,832	$25,813	$417,985

Liabilities:
NOW, savings & MMDA	$65,160	$-	$-	$73,687	$138,847
Time deposits	60,729	105,086	19,636	225	185,676
Other borrowings	4,154	2,355	797	-	7,306

Total rate sensitive liabilities	$130,043	$107,441	$20,433	$73,912	$331,829

Rate sensitivity gap and ratios:
Gap for period	$(5,493)	$26,349	$113,399	$(48,099)
Cumulative gap	(5,493)	20,856	134,255	86,156

Cumulative rate sensitive ratio	0.96	1.09	1.52	1.26

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is asset sensitive as of June 30, 2007. An asset sensitive position would normally indicate increased net interest income in a rising rate environment. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

	Second Quarter		Year-to-Date
Provision for Loan Losses (in thousands)	2007	2006	2007	2006

Total	$6,535	$754	$7,474	$1,354

The Corporation recorded a loan loss provision of $6,535,000 in the second quarter of 2007 compared to a provision of $754,000 in the same period last year. The provision was impacted by a $3,568,000 charge-off related to the reclassification of $16,642,000 of net loans ($18,421,000 of loans net of reserves of $1,779,000) into the held for sale classification. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Nonperforming loans at June 30, 2007 have increased $4,118,000 to $16,605,000, from December 31, 2006 ($12,487,000), and increased $9,604,000 from June 30, 2006 ($7,001,000). Nonperforming loans at June 30, 2007 included $9,757,000 of loans held for sale. Net charge-offs for the second quarter of 2007 were $6,591,000 compared to $486,000 in the same period in 2006. Charge-offs reflect the $3,568,000 loss resulting from marking to estimated fair market value the $18,421,000 of loans classified as held for sale in the second quarter of 2007. There were additional charge-offs of $1,410,000 on loans not held for sale during the second quarter. If the loans classified as held for sale at June 30, 2007 are sold, the actual loss may or may not equal the loss recorded at June 30, 2007 as this is based on estimated fair market values at the time the loans were classified as held for sale.

Year to date, the provision is $7,474,000 compared to $1,354,000 in the prior year. Management has determined that the allowance is adequate based on potential losses in the portfolio. At June 30, 2007, the allowance for loan losses as a percent of loans, excluding loans held for sale, was 2.05% compared to 1.98% at December 31, 2006 and 2.02% at June 30, 2006. For the first half of 2007, the Bank had net charge-offs of $7,265,000, which includes the $3,568,000 discussed above related to the reclassification of loans to held for sale, compared to $852,000 for 2006. Non-accrual, past due 90 days, and renegotiated loans were 4.41% of total loans at June 30, 2007 and 1.88% of total loans at June 30, 2007 (excluding nonperforming loans held for sale $9,757,000), compared to 3.25% at December 31, 2006 and 1.90% at June 30, 2006.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $16,023,000 at June 30, 2007, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $522,000 of commercial loans separately identified as impaired. Impaired loans included $9,542,000 of commercial loans held for sale. Impaired loans totaled $15,500,000 at December 31, 2006 and $9,900,000 at June 30, 2006. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $225,000 at June 30, 2007, $1,980,000 at December 31, 2005, and $2,400,000 at June 30, 2006.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. The Corporation is looking into various alternatives to reduce its level of nonperforming loans which may include selling loans. Due to the economy in Michigan, the decline in the real estate market and the high level of loan delinquencies on real estate secured loans, nonperforming loans may increase in subsequent quarters, (without consideration of any loan sales). For these reasons, management is considering the possibility of selling nonperforming loans due to the length of time required to “workout” such loans in the current economy. As discussed previously, $16,642,000 of net loans were classified as held for sale at June 30, 2007. Accounting rules require loans to be classified as held for sale based on management’s intent. The ultimate disposition of the loans will be subject to the final pricing, and other terms and conditions that are acceptable to the Bank.

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets.

Nonperforming Assets (in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006

Nonaccrual loans	$16,605	$12,791	$12,199	$6,738
90 days or more past due and still accruing	-	-	288	263

Total nonperforming loans	16,605	12,791	12,487	7,001
Other real estate owned	833	908	1,629	1,674

Total nonperforming assets	$17,438	$13,699	$14,116	$8,675

Nonperforming loans as a percent of total loans	4.41%	3.29%	3.25%	1.90%
Nonperforming loans (excluding loans HFS) as a	1.88%	-	-	-
percent of total loans (1)
Allowance for loan losses as a percent of
nonperforming loans (excluding loans HFS)	109%	61%	61%	107%
Nonperforming assets as a percent of total loans
and other real estate owned	4.62%	3.51%	3.66%	2.34%

Nonperforming assets as a percent of total loans	2.11%	-	-	-
and other real estate owned (exluding loans
HFS) (1)

(1)	Percentage computed by excluding total held for sale loans of $13,140,590 from total loans and $9,757,000 of nonperforming loans included in held for sale loans at June 30, 2007.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first six months of 2007 and 2006 (in thousands):

Components:	2007	2006

Allowance for loan losses
Balance, beginning of year	$7,598	$6,991
Loans charged off:
Real estate mortgage	242	-
Commerical	3,223	771
Consumer	450	275

Subtotal	3,915	1,046
Charge-offs on loans transferred to held for sale	3,568	-

Total charge-offs	7,483	1,046

Recoveries to loans previously charged off:
Real estate mortgage	-	-
Commerical	91	99
Consumer	127	95

Total recoveries	218	194

Net loans charged off	7,265	852
Additions to allowance charged to operations	7,133	1,330

Balance, end of quarter	7,466	7,469
Reserve for unfunded credit commitments
Balance, beginning of year	331	454
Additions to reserve charged to operations	341	24

Balance, end of quarter	672	478

Total allowance for loan losses and reserve for
unfunded credit commitments	$8,138	$7,947

Ratios:
Net loans charged off (annualized) to average loans outstanding	3.76%	0.46%
Net loans charged off (annualized) to average loans outstanding (1)	2.83%	-
Allowance for loan losses to loans outstanding	2.05%	2.02%

(1)     Computed without annualizing the charge-off related to transferring loans to held for sale.

	Second Quarter		Year-to-Date
Noninterest Income (in thousands)	2007	2006	2007	2006

Total	$369	$1,015	$1,307	$2,022

Noninterest income which includes service charges and other fee income, trust income, gain on sale of loans, loss on available for sale securities, and other miscellaneous income decreased by $646,000 (63.7%) during the second quarter of 2007 compared to the same quarter in 2006. Service charges and other fee income decreased $103,000 (11.2%) during the second quarter of 2007 from the second quarter of 2006 due to decreases in service charges on deposit accounts, returned check fees and loan service fees. The decrease in deposit service charges is primarily due to the bank waiving charges during the conversion to our new core system. Trust income increased $21,000 (26.5%) in the second quarter 2007 compared to the same period last year due to higher assets under management. Gain on the sale of loans decreased $11,000 (71.1%) due to lower volume of mortgage loans originated for sale. During the second quarter of 2007, $353,000 of loans were sold compared to $1,003,000 in the same quarter of 2006. In the second quarter of 2007, there was a loss on available for sale securities of $553,000. Management intends to restructure the investment portfolio by selling all available for sale securities that mature after June 30, 2008 and reinvest the proceeds into similar higher yielding securities during the third quarter of 2007. Due to management’s change in intention, thereby making the unrealized loss on the securities other than a temporary loss, an impairment of $553,000 was recorded as a loss on the available for sale securities at June 30, 2007.

For the six months ending June 30, 2007, noninterest income decreased $715,000 (35.3%). Service charges and other fee income decreased $190,000 (10.4%) due primarily to lower deposit service charges (for the reason discussed above), returned check fees and commercial and consumer loan late fees and service charges. Trust income increased $31,000 (18.8%) due to the reason discussed above. Gain on sale of loans decreased $3,000 (12.5%) due to fewer mortgages originated for sale in 2007. There was a loss on available for sale securities of $553,000 through June 30, 2007 as discussed above.

	Second Quarter		Year-to-Date
Noninterest Expense (in thousands)	2007	2006	2007	2006

Total	$3,570	$3,861	$7,029	$7,747

Noninterest expense decreased $292,000 (7.6%) in the second quarter of 2007 compared to the same quarter in 2006. Salaries and benefits decreased $580,000 (26.0%) in the second quarter of 2007 compared to the second quarter of 2006 primarily due to decreased profit sharing expense of $363,000 (96.7%) and lower salaries of $180,000 (12.0%) due to open positions filled late in the quarter, management’s decision not to fill several vacant positions and the change in chief executive officer in the second quarter of 2006. Net occupancy costs increased $2,000 (0.7%) in 2007 compared to 2006 due to lower building maintenance expense and building supplies offset by increased building services. Equipment expenses decreased $5,000 (3.9%) due to lower depreciation expense in 2007. Professional and service fees increased $70,000 (14.5%) due to a consulting project related to our core system conversion, higher audit fees partially offset by lower legal fees. Computer service fees increased $81,000 (97.9%) due to costs associated with the core system conversion in April 2007 and doubling of maintenance costs on the core system for a period of approximately six months. Printing and supplies increased $47,000 (55.8%) primarily due to purchasing supplies related to the core system conversion. Director fees decreased $6,000 (6.8%) due to fewer committee meetings. Advertising expense increased $25,000 (50.7%) due to outsourcing marketing in the first half of 2007 compared to the same period in 2006. Other expenses increased $76,000 (17.6%) due to higher software amortization due to the core system conversion, higher losses on the sale of three properties in other real estate owned, partially offset by lower charitable contribution expense due to timing of contributions. Due to the new core operating system placed in service during the second quarter of 2007, software amortization and maintenance is expected to increase during the remaining quarters of 2007.

For the first half of 2007, noninterest expense decreased $718,000 (9.3%) compared to 2006. Salaries and employee benefits decreased $839,000 (19.2%) primarily due to decreased profit sharing expense of $664,000 (83.1%) and salaries of $101,000 (3.6%) due to same reasons as above. Net occupancy expense decreased $10,000 (1.7%) primarily due to lower repair and maintenance expenses partially offset by higher building services and property taxes. Equipment expense decreased $28,000 (10.5%) due to lower other equipment expense and depreciation expense. Professional and service fees increased $86,000 (8.8%) due to a consulting project related to the core system conversion, higher audit fees partially offset by lower legal fees. Computer service fees increased $125,000 (76.3%) due to the costs associated with the core conversion, doubling of maintenance costs on the core system and increased software maintenance costs. Printing and supplies increased $27,000 (17.0%) primarily due to supplies related to the core system conversion. Director fees increased $13,000 (8.0%) due to increased board and committee fees in the first quarter of 2007. Advertising expense decreased $9,000 (5.7%). Other operating expenses decreased by $83,000 (9.3%) due to a decrease in appraisal fees and charitable contributions and the partial reversal of an accrual for a legal settlement which was recorded in the fourth quarter of 2006, and settled for a lesser amount in the first quarter of 2007. These decreases were partially offset by higher losses on the sale of five properties in other real estate owned.

	Second Quarter		Year-to-Date
Income Tax Expense (Credit) (in thousands)	2007	2006	2007	2006

Total	$(1,754)	$582	$(1,365)	$1,286

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)	June 30, 2007	March 31, 2007	December 31, 2006

Stockholders' Equity	$45,996	$49,499	$49,992
Ratio of Equity to Total Assets	10.24%	10.67%	10.55%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at June 30, 2007 was 11.27% and total risk-based capital was 12.53%. At June 30, 2006, these ratios were 13.03% and 14.29%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.97% at June 30, 2007, and 11.00% at June 30, 2006. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2006.

Contractual Obligations
As of June 30, 2007, December 31, 2006, and June 30, 2006, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $2,900,000, $3,300,000 and $5,500,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2007, December 31, 2006 and June 30, 2006, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement does not require any new fair value measurements and is effective for the Corporation beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s financial statements or results of operations.

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
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2007, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended June 30, 2007, the Corporation converted to a new core operating system. Due to the nature of a conversion of this magnitude, a number of critical internal controls were affected. However, management believes the conversion went well and appropriate internal controls were maintained or implemented during the process. Such controls will be tested during the third quarter. There were no other changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation during the quarter ended June 30, 2007 were registered under the Securities Act. There were no purchases of common stock by the Corporation for the three-months ended June 30, 2007.

On August 17, 2006, the Corporation’s Board of Directors authorized a new share repurchase program. The new repurchase program authorizes the repurchase of up to 100,000 shares of the Corporation’s common stock and expires August 17, 2007. The Corporation has repurchased 49,700 shares under this program.

On May 17, 2007, the Corporation’s Board of Directors authorized an additional repurchase plan. This repurchase plan program authorizes the repurchase of up to 100,000 additional shares of the Corporation’s common stock after August 17, 2007 and expires on August 17, 2008. No shares have yet been repurchased under this program.

Item 4. Submission of Matters to a Vote of Security Holders

The registrant’s annual meeting of stockholders was held on May 16, 2007.

(1)     The stockholders voted on the election of directors.

The following two nominees for the office of director were elected for a term expiring in 2009:

	Votes For	Votes Against
John M. Pfeffer	1,998,039	6,355
Steven T. Walsh	1,989,594	14,800

The following three nominees for the office of director were elected for a term expiring in 2010:

	Votes For	Votes Against
W. Rickard Scofield	1,986,852	17,542
Randolph E. Rudisill	1,990,377	14,017
Barbara Draper	1,959,697	44,697
Additionally, the following directors continue in office: Term expiring in 2009: Gary R. Boss Richard F. Hopper Term expiring in 2008: Athena Bacalis Dona Scott Laskey James R. McAuliffe R. Michael Yost

(2)    The ratification of the selection of BDO Seidman, LLP as the independent auditors for 2007 was also approved.     Votes for: 1,982,296     Votes against: 3,426     Votes abstained: 18,672

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Management Continuity Agreement

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Steven T. Walsh —————————————— Steven T. Walsh President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: August 9, 2007