Form 10-Q
period 2007-09-30
FNBH BANCORP INC
filed 2007-11-09
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
          Large accelerated filer           Accelerated filer [ X ]           Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
          Yes [__] No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,723 shares of the Corporation’s Common Stock (no par value) were outstanding as of October 31, 2007.

TABLE OF CONTENTS

Page Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1
Consolidated Statements of Income for the three months and nine months ended
September 30, 2007 and 2006	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the three months ended September 30, 2007 and 2006	3
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the nine months ended September 30, 2007 and 2006	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20

Part II. Other Information
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	21

Signatures	22

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006

Assets
Cash and due from banks	$7,954,455	$16,373,845
Short term investments	15,586,384	2,747,642

Total cash and cash equivalents	23,540,839	19,121,487
Certificates of deposit	3,927,000	4,711,000
Investment Securities:
Investment securities held to maturity, net (fair value of $15,772,518
at September 30, 2007 and $17,030,269 at December 31, 2006)	15,616,625	16,808,685
Investment securities available for sale, at fair value	15,912,433	24,480,256
Mortgage-backed/CMO securities available for sale, at fair value	8,207,062	11,930,591
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	40,731,070	54,214,482
Loans held for investment:
Commercial	309,120,346	328,665,048
Consumer	23,362,684	27,720,360
Real estate mortgage	25,164,193	28,195,754

Total loans held for investment	357,647,223	384,581,162
Less allowance for loan losses	(8,758,068)	(7,597,900)

Net loans held for investment	348,889,155	376,983,262
Premises and equipment, net	9,282,372	9,704,111
Other real estate owned, held for sale	531,350	1,629,250
Accrued interest and other assets	12,143,849	7,532,112

Total assets	$439,045,635	$473,895,704

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$58,481,418	$62,681,088
NOW	46,404,967	41,275,379
Savings and money market	115,616,675	113,906,147
Time deposits	161,171,117	170,126,892
Brokered certificates of deposit	11,236,693	17,554,785

Total deposits	392,910,870	405,544,291
Other borrowings	1,152,190	13,480,813
Accrued interest, taxes, and other liabilities	3,665,445	4,878,126

Total liabilities	397,728,505	423,903,230
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,045,723 shares issued and outstanding at September 30, 2007 and 3,074,528
shares issued and outstanding at December 31, 2006	6,121,296	6,005,835
Retained earnings	34,390,289	43,625,997
Deferred directors' compensation	838,403	725,186
Accumulated other comprehensive loss, net	(32,858)	(364,544)

Total stockholders' equity	41,317,130	49,992,474

Total liabilities and stockholders' equity	$439,045,635	$473,895,704

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended September 30		Nine months ended September 30

	2007	2006	2007	2006

Interest and dividend income:
Interest and fees on loans	$6,838,871	$7,300,165	$21,400,512	$21,620,016
Interest and dividends on investment securities:
U.S. Treasury, agency securities, and CMOs	317,134	397,632	976,189	1,221,039
Obligations of states and political subdivisions	167,477	186,290	517,083	562,767
Corporate bonds	-	-	-	17,560
Other securities	10,666	12,445	34,959	40,730
Interest on certificates of deposit	47,853	63,359	141,222	207,667
Interest on short term investments	57,272	45,584	108,982	153,184

Total interest and dividend income	7,439,273	8,005,475	23,178,947	23,822,963

Interest expense:
Interest on deposits	2,820,155	2,679,747	8,702,488	7,099,660
Interest on other borrowings	123,703	112,238	384,410	188,063

Total interest expense	2,943,858	2,791,985	9,086,898	7,287,723

Net interest income	4,495,415	5,213,490	14,092,049	16,535,240

Provision for loan losses	4,364,000	785,000	11,837,666	2,139,000

Net interest income after provision for loan losses	131,415	4,428,490	2,254,383	14,396,240

Noninterest income:
Service charges and other fee income	822,497	914,783	2,463,169	2,745,478
Trust income	101,738	86,505	295,987	249,972
Gain on sale of mortgage loans	11,063	10,216	34,856	37,408
Gain (loss) on available for sale securities	5,836	-	(547,571)	-
Other	652	1,950	2,710	2,617

Total noninterest income	941,786	1,013,454	2,249,151	3,035,475

Noninterest expense:
Loss on sale/writedown of commercial loans held	4,311,528	-	4,311,528	-
for sale
Salaries and employee benefits	1,563,380	1,754,079	5,091,489	6,121,041
Net occupancy expense	290,383	273,297	874,107	867,229
Equipment expense	124,974	125,313	366,307	394,813
Professional and service fees	462,718	450,845	1,526,467	1,428,592
Computer service fees	137,576	81,506	425,862	245,033
Printing and supplies	55,916	68,916	239,132	225,501
Director fees	62,654	86,330	242,764	253,072
Advertising	(8,345)	81,014	137,276	235,377
Other	516,116	519,235	1,330,738	1,417,104

Total noninterest expense	7,516,900	3,440,535	14,545,670	11,187,762

Income (loss) before federal income taxes (credit)	(6,443,699)	2,001,409	(10,042,136)	6,243,953
Federal income taxes (credit)	(2,326,552)	602,721	(3,691,239)	1,888,920

Net income (loss)	$(4,117,147)	$1,398,688	$(6,350,897)	$4,355,033

Per share statistics:
Basic EPS	$(1.34)	$0.44	$(2.07)	$1.37
Diluted EPS	$(1.34)	$0.44	$(2.07)	$1.36
Dividends	$0.21	$0.21	$0.63	$0.63
Basic average shares outstanding	3,071,552	3,168,227	3,075,073	3,190,429
Diluted average shares outstanding	3,071,552	3,168,428	3,075,073	3,190,629

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended September 30, 2007 and 2006 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at June 30, 2006	$6,143,636	$44,286,479	$666,242	$(816,050)	$50,280,307
Earned portion of long term incentive plan	11,495				11,495
Issued 273 shares for employee stock purchase plan	6,741				6,741
Directors' deferred compensation (1,113 stock units)			28,930		28,930
Comprehensive income:
Net income		1,398,688			1,398,688
Change in unrealized loss on debt securities
available for sale, net of tax effect				332,649	332,649

Total comprehensive income					1,731,337
Repurchase of common stock (39,000 shares)	(77,610)	(943,250)			(1,020,860)
Cash dividends ($.21 per share)		(663,955)			(663,955)

Balances at September 30, 2006	$6,084,262	$44,077,962	$695,172	$(483,401)	$50,373,995

Balances at June 30, 2007	$6,098,227	$39,146,958	$812,960	$(62,410)	$45,995,735
Earned portion of long term incentive plan	15,610				15,610
Issued 205 shares for employee stock purchase plan	3,961				3,961
Issued 172 shares for current directors' fees	3,498				3,498
Directors' deferred compensation (1,251 stock units)			25,443		25,443
Comprehensive income:
Net loss		(4,117,147)			(4,117,147)
Change in unrealized loss on debt securities
available for sale, net of tax effect				33,404	33,404
Less reclassification adjustment for net gain
included in net loss, net of tax effect				(3,852)	(3,852)

Total comprehensive loss					(4,087,595)
Cash dividends ($.21 per share)		(639,522)			(639,522)

Balances at September 30, 2007	$6,121,296	$34,390,289	$838,403	$(32,858)	$41,317,130

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2005	$6,088,540	$43,389,917	$575,045	$(607,177)	$49,446,325
Earned portion of long term incentive plan	69,420				69,420
Issued 969 shares for employee stock purchase plan	23,916				23,916
Issued 270 shares for current directors' fees	6,999				6,999
Issued 1,244 shares for variable directors' fees	32,257				32,257
Directors' deferred compensation (4,624 stock units)			120,127		120,127
Comprehensive income:
Net income		4,355,033			4,355,033
Change in unrealized loss on debt securities
available for sale, net of tax effect				123,776	123,776

Total comprehensive income					4,478,809
Repurchase of common stock (69,000 shares)	(136,870)	(1,666,405)			(1,803,275)
Cash dividends ($.63 per share)	-	(2,000,583)	-	-	(2,000,583)

Balances at September 30, 2006	$6,084,262	$44,077,962	$695,172	$(483,401)	$50,373,995

Balances at December 31, 2006	$6,005,835	$43,625,997	$725,186	$(364,544)	$49,992,474
Earned portion of long term incentive plan	119,086				119,086
Issued 904 shares for employee stock purchase plan	20,927				20,927
Issued 371 shares for current directors' fees	8,489				8,489
Issued 1,141 shares for variable directors' fees	30,020				30,020
Issued 685 shares for deferred directors' fees	14,549		(14,549)		-
Directors' deferred compensation (4,549 stock units)			127,766		127,766
Comprehensive income:
Net loss		(6,350,897)			(6,350,897)
Change in unrealized loss on debt securities
available for sale, net of tax effect				(29,711)	(29,711)
Less reclassification adjustment for net loss
included in net loss, net of tax effect				361,397	361,397

Total comprehensive loss					(6,019,211)
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($.63 per share)	-	(1,923,816)	-	-	(1,923,816)

Balances at September 30, 2007	$6,121,296	$34,390,289	$838,403	$(32,858)	$41,317,130

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(6,350,897)	$4,355,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	11,837,666	2,139,000
Depreciation and amortization	697,224	708,193
Deferred income tax expense (benefit)	(1,052,005)	(30,724)
Net amortization on investment securities	8,155	7,701
Earned portion of long term incentive plan	119,086	69,420
Shares issued for current and variable directors' compensation	38,509	39,256
Shares earned for deferred directors' compensation	127,766	120,127
Loss on disposal of equipment	18,596	-
Loss on available for sale securities	547,571	-
Gain on sale of loans held for sale	(34,856)	(37,408)
Loss on sale/writedown of commercial loans held for sale	4,311,528	-
Proceeds from sale of loans originated for sale	2,430,418	-
Proceeds from sale of loans held for sale	8,763,632	4,042,040
Origination of loans held for sale	(2,400,380)	(4,014,968)
Loss on sale of other real estate owned, held for sale	190,969	2,101
Increase in accrued interest income and other assets	(3,058,594)	(46,324)
Increase (decrease) in accrued interest, taxes, and other liabilities	(1,504,681)	335,080

Net cash provided by operating activities	14,689,707	7,688,527

Cash flows from investing activities:
Purchases of available for sale securities	(16,412,592)	(1,860,624)
Purchases of held to maturity securities	(351,428)	(2,575,585)
Purchases/Stock dividend FHLBI stock	-	110,600
Proceeds from sales of available for sale securities	15,995,814	7,205,826
Proceeds from maturities and calls of available for sale securities	11,532,844	1,507,215
Proceeds from mortgage-backed securities paydowns-available for sale	1,140,603	-
Proceeds from maturities and calls of held to maturity securities	1,525,000	1,900,000
Proceeds from sales of other real estate owned, held for sale	2,021,580	741,632
Proceeds from sales of land and facilities held for sale	-	-
Purchases of certificates of deposit	(1,866,000)	(2,552,000)
Maturity of certificates of deposit	2,650,000	4,221,000
Net (increase) decrease in loans	2,363,450	(7,780,236)
Capital expenditures	(966,088)	(183,247)

Net cash provided by investing activities	17,633,183	734,581

Cash flows from financing activities:
Net decrease in deposits	(12,633,421)	(12,663,985)
Payments on FHLBI note	(328,623)	(304,281)
Proceeds from issuance of short term debt	53,654,028	8,000,000
Repayment of short term debt	(65,654,028)	(8,000,000)
Repurchase of common stock	(1,038,605)	(1,803,275)
Dividends paid	(1,923,816)	(2,000,583)
Shares issued for employee stock purchase	20,927	23,916

Net cash used in financing activities	(27,903,538)	(16,748,208)

Net increase (decrease) in cash and cash equivalents	4,419,352	(8,325,100)
Cash and cash equivalents at beginning of year	19,121,487	24,101,691

Cash and cash equivalents at end of period	$23,540,839	$15,776,591

Supplemental disclosures:
Interest paid	$8,916,095	$7,090,038
Federal income taxes paid	1,672,230	1,632,919
Loans, net of reserves, transferred to held for sale	17,194,017	-
Loans charged off	10,687,364	2,108,638
Loans transferred to other real estate	531,349	1,790,100
Loans, net of reserves, transferred to held for investment from held for sale	3,689,159	-

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of September 30, 2007, and consolidated results of operations and cash flows for the nine months ended September 30, 2007 and 2006.

2.     The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2006 Annual Report contained in the Corporation’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense (credit) calculated using estimated annualized rates on taxable income (loss) generated during the respective periods.

5.     Investment and Mortgage-Backed/CMO Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed/CMO securities at September 30, 2007 and December 31, 2006 follows:

	September 30, 2007				December 31, 2006

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	15,616,625	201,499	(45,606)	15,772,518	16,808,685	256,662	(35,078)	17,030,269

Total held to maturity	15,616,625	201,499	(45,606)	15,772,518	16,808,685	256,662	(35,078)	17,030,269

Available for sale:
U.S Treasury and agency
securities	15,888,948	59,419	(35,934)	15,912,433	24,870,214	-	(389,958)	24,480,256
Mortgage-backed/CMO
securities	8,280,331	12,883	(86,152)	8,207,062	12,092,973	25,483	(187,865)	11,930,591

Total available for sale	24,169,279	72,302	(122,086)	24,119,495	36,963,187	25,483	(577,823)	36,410,847

Total securities	$39,785,904	$273,801	$(167,692)	$39,892,013	$53,771,872	$282,145	$(612,901)	$53,441,116

There were six agency securities and sixteen municipal securities in a continuous loss position for 12 months or more at September 30, 2007. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and the securities are federal agencies and insured municipalities, no other-than-temporary impairment was recorded at September 30, 2007. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost. During the third quarter of 2007, six agency securities and 24 mortgage-backed securities were sold at a net realized loss of $547,571 as reflected in the income statement as “Gain (loss) on available for sale securities”. An impairment charge of $553,407 was recorded on these securities as of June 30, 2007. The proceeds from the sale were reinvested in higher yielding agency and mortgage-backed securities in July 2007.

The following is a summary of the unrealized losses and fair value of the securities at September 30, 2007, by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		September 30, 2007 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	$(20,331)	$1,455,655	$(25,275)	$3,111,244	$(45,606)	$4,566,899

Available for sale:
U.S. Treasury and agency
securities	$-	$-	$(35,934)	$7,853,014	$(35,934)	$7,853,014
Mortgage-backed/CMO
securities	(86,152)	4,295,522	-	-	(86,152)	4,295,522

Total available for sale	$(86,152)	$4,295,522	$(35,934)	$7,853,014	$(122,086)	$12,148,536

As of December 31, 2006, there were 36 investments that had been in a continuous loss position for 12 months or more and no impairment was recorded.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $11,471,000 at September 30, 2007, $16,605,000 at June 30, 2007, $12,487,000 at December 31, 2006, and $12,255,000 at September 30, 2006. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

7.     Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period calculated under the treasury stock method.

The following table presents basic and diluted net income (loss) per share:

	Third Quarter		Year-to-Date
	2007	2006	2007	2006

Weighted average basic shares outstanding	3,071,552	3,168,227	3,075,073	3,190,429
Effect of dilutive restricted stock	-	201	-	200

Weighted average diluted shares outstanding	3,071,552	3,168,428	3,075,073	3,190,629

Net income (loss)	$(4,117,147)	$1,398,688	$(6,350,897)	$4,355,033
Basic net income (loss) per share	$(1.34)	$0.44	$(2.07)	$1.37
Diluted net income (loss) per share	$(1.34)	$0.44	$(2.07)	$1.36

Anti-dilutive shares excluded from diluted
calculation	6,684	2,043	6,684	2,043

8.     Under the Long-Term Incentive Plan (the “Plan”), the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the Plan to date. The restricted stock awards have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000. A summary of the activity under the Plan for the nine months ended September 30, 2007 and 2006 is presented below:

	2007		2006

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1,	4,100	$26.93	5,061	$27.15
Granted	7,353	25.95	2,244	25.93
Vested	(4,510)	26.40	(2,611)	26.60
Forfeited	(259)	26.84	(138)	28.89

Outstanding at September 30,	6,684	$26.20	4,556	$26.82

There were no awards granted during the three months ended September 30, 2007 and 2006. The total fair value of awards vested during the three months ended at September 30, 2007 and 2006 was $15,610 and $11,495, respectively. As of September 30, 2007, there was $175,149 of total unrecognized compensation cost related to non-vested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) (including its wholly owned subsidiary FNBH Mortgage Company, LLC) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three and nine months ended September 30, 2007 and 2006, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	Third Quarter		Year-to-Date
Earnings (Loss) (in thousands except per share data)	2007	2006	2007	2006

Net income (loss)	$(4,117)	$1,399	$(6,351)	$4,355
Basic net income (loss) per share	$(1.34)	$0.44	$(2.07)	$1.37
Diluted net income (loss) per share	$(1.34)	$0.44	$(2.07)	$1.36

Net income (loss) for the three months ended September 30, 2007 as compared to the same period last year was negatively affected by lower net interest income, as well as a variety of adversely impacted loans which resulted in a substantially higher provision for loan losses and a loss/writedown on commercial loans, and lower noninterest income, all of which were only slightly offset by lower noninterest expenses and taxes.

Net income (loss) for the three months ended September 30, 2007 decreased $5,516,000 compared to the same period last year. In the third quarter of 2007, net interest income decreased $718,000 (13.8%) combined with an increase in the provision for loan losses of $3,579,000 (455.9%), a decrease in noninterest income of $72,000 (7.1%), and a loss on the sale/writedown of commercial loans of $4,312,000. These unfavorable variances were partially offset by a decrease in noninterest expense of $235,000 (6.8%) and a decrease in federal income taxes of $2,929,000 (486.0%).

Net income (loss) for the nine months ended September 30, 2007 decreased $10,706,000 (245.8%) compared to the same period last year. Net interest income decreased $2,443,000 (14.8%), combined with an increase in the provision for loan losses of $9,699,000 (453.4%), a decrease in noninterest income of $786,000 (25.9%), and a loss on the sale/writedown of commercial loans of $4,312,000. Partially offsetting these unfavorable variances was a decrease in noninterest expenses of $954,000 (8.5%) and a decrease in federal income tax expense of $5,580,000 (295.4%).

Net Interest Income	Third Quarter		Year-to-Date
(in thousands)	2007	2006	2007	2006

Interest and dividend income	$7,439	$8,005	$23,179	$23,823
Interest expense	2,944	2,792	9,087	7,288

Net interest income	$4,495	$5,213	$14,092	$16,535

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and the nine months ended September 30.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2007 and 2006

	----------Third Quarter Averages----------
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$4,963	$56.3	4.44%	$3,440	$44.3	5.04%
Certificates of deposit	3,856	47.9	4.39%	5,740	63.4	4.38%
Securities: Taxable	26,859	327.8	4.88%	43,015	410.1	3.81%
Tax-exempt (1)	15,773	231.7	5.88%	17,287	259.7	6.01%
Commercial loans (2)(3)	324,787	5,859.5	7.06%	312,127	6,194.4	7.77%
Consumer loans (2)(3)	23,770	537.0	8.96%	30,831	677.5	8.72%
Mortgage loans (2)(3)	25,782	463.8	7.20%	30,227	461.9	6.11%

Total earning assets and total interest income	425,790	7,524.0	6.94%	442,667	8,111.3	7.20%

Cash and due from banks	9,214			11,196
All other assets	20,095			17,427
Allowance for loan losses	(10,315)			(7,527)

Total Assets	$444,784			$463,763

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$147,218	650.9	1.75%	$148,652	577.3	1.54%
Time	178,307	2,169.3	4.83%	187,976	2,102.4	4.44%
Short term borrowings	7,614	102.0	5.24%	5,993	84.7	5.53%
FHLBI advances	1,152	21.7	7.37%	1,481	27.5	7.29%

Total interest bearing liabilities and
Total interest expense	334,291	2,943.9	3.49%	344,102	2,791.9	3.22%

Non-interest bearing deposits	60,184			65,342
All other liabilities	3,954			3,945
Stockholders' Equity	46,355			50,374

Total Liabilities and Shareholders' Equity	$444,784			$463,763

Interest spread			3.45%			3.98%

Net interest income-FTE		$4,580.1			$5,319.4

Net interest margin			4.20%			4.70%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $77,000 in 2007 and $120,000 in 2006.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2007 and 2006

	----------Year-to-Date Averages----------
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$2,764	$101.4	4.83%	$4,252	$147.9	4.59%
Certificates of deposit	4,009	141.2	4.71%	6,548	207.7	4.24%
Securities: Taxable	31,864	1,011.1	4.23%	44,651	1,279.3	3.82%
Tax-exempt (1)	16,197	715.6	5.89%	17,178	794.0	6.16%
Commercial loans (2)(3)	330,521	18,468.6	7.37%	308,725	18,262.4	7.80%
Consumer loans (2)(3)	25,204	1,666.9	8.84%	32,821	2,060.5	8.39%
Mortgage loans (2)(3)	26,863	1,342.8	6.66%	30,939	1,392.5	6.00%

Total earning assets and total interest income	437,422	23,447.6	7.09%	445,114	24,144.3	7.17%

Cash and due from banks	9,051			10,797
All other assets	18,969			17,002
Allowance for loan losses	(8,817)			(7,322)

Total Assets	$456,625			$465,591

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, Savings & MMDA	$144,560	1,820.2	1.68%	$156,374	1,413.3	1.21%
Time	190,147	6,882.3	4.84%	184,711	5,686.3	4.12%
Short term borrowings	7,855	319.5	5.36%	2,607	105.2	5.32%
FHLBI advances	1,171	64.9	7.31%	1,501	82.9	7.28%

Total interest bearing liabilities and
Total interest expense	343,733	9,086.9	3.53%	345,193	7,287.7	2.82%

Non-interest bearing deposits	60,274			66,190
All other liabilities	4,002			3,939
Stockholders' Equity	48,616			50,269

Total Liabilities and Shareholders' Equity	$456,625			$465,591

Interest spread			3.56%			4.35%

Net interest income-FTE		$14,360.7			$16,856.6

Net interest margin			4.31%			4.99%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $271,000 in 2007 and $399,000 in 2006.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $587,000 (7.2%) in the third quarter of 2007 compared to the third quarter of 2006. The yields on average earning assets decreased by 26 basis points combined with a decrease of $16,877,000 (3.8%) in average earning assets.

The quarterly average balance of short term investments, certificates of deposit and securities decreased approximately $18,031,000 (26.0%) in the third quarter of 2007 as compared with the same period in 2006. Partially offsetting the decrease in average balances was an increase in the yield on these investments of 68 basis points due to higher yields on short term investments. Loans, which earn a higher yield than investments, had an increase in average balances of $1,154,000 (.3%) in the third quarter of 2007 compared to the same period last year, which was more than offset by a 52 basis point decrease in yield. While yields on our consumer and mortgage loans increased, the decrease in yield on commercial loans, the bulk of our portfolio, decreased our overall yield. This decline from the prior year is due to continued competition in loan pricing and higher average balances of nonperforming loans in 2007. Competition is expected to continue to impact loan pricing throughout 2007. Moreover, these competitive pressures as well as the weakened local economy have had and are expected to continue to have a negative impact on commercial loan balances and yields.

For the first nine months of the year, tax equivalent interest income decreased $697,000 (2.9%). Loan interest income decreased $237,000 (1.1%) due to the average yield decreasing 28 basis points which was only partially offset by higher average balances of $10,103,000 (2.7%). The increase in loan growth occurred in commercial loans as the average commercial loan balances increased $21,796,000 (7.1%). Short term investment and securities interest income decreased by $460,000 (18.9%) due to a decrease in the average balances of $17,795,000 (24.5%), partially offset by an increase in the average yield of 32 basis points.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the third quarter of 2007 increased $140,000 (5.2%) compared to the third quarter of 2006. This was the result of higher cost of funds due to higher interest rates paid on deposits of 28 basis points partially offset by lower average balances of $11,103,000 (3.3%). Pricing competition in the local market for deposits continues to be a factor resulting in higher rates paid.

Interest expense on deposits for the first nine months of 2007 increased $1,603,000 (22.6%) compared to the same period in 2006. This was the result of an increase in the average interest rate paid on deposits of 70 basis points, partially offset by lower average balances of $6,378,000 (1.9%) in 2007 compared to 2006. For competitive purposes, rates on deposit products were increased in the second half of 2006.

Borrowed funds’ average balance increased $1,292,000 in the third quarter of 2007 compared to 2006 due to an increase in Federal Funds borrowed and short term advances. At period end, borrowed funds in total were down $12,329,000 over the December 31, 2006 balances due to higher public fund deposit balances at September 30, 2007, which is the normal pattern for these funds. As of September 30, 2007, the Bank had a $1,152,000 loan advance outstanding, included in borrowed funds, which was entered into in 2000 from the FHLBI. Additional FHLBI borrowings are available to fund future loan growth if needed.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. As of September 30, 2007, the Bank had Large Certificates totaling approximately $74,000,000 compared to $89,000,000 at December 31, 2006, including brokered certificates of $1,500,000 at September 30, 2007. At September 30, 2007, the Bank had (including those over $100,000) $11,000,000 in brokered certificates compared to $18,000,000 at December 31, 2006.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $35,000,000 available at the FHLBI. As of September 30, 2007, approximately $1,200,000 of the line had been used for long term advances, as previously described. The Bank has pledged certain mortgage loans as collateral for this borrowing. The Bank also has a repurchase agreement in place where it can borrow from a broker who will lend money against certain securities of the Bank. Finally, management may look to “available for sale” securities in the investment portfolio to meet additional liquidity needs. To enhance the liquidity at the corporate level, management is exploring the possibility of an unsecured line of credit for FNBH Bancorp, Inc.

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

Interest Rate Sensitivity as of September 30, 2007

(in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans, net	$105,543	$59,764	$166,396	$17,186	$348,889
Securities	4,165	11,122	18,190	7,254	40,731
Certificates of deposit	687	687	2,553	-	3,927
Short term investments	15,586	-	-	-	15,586

Total rate sensitive assets	$125,981	$71,573	$187,139	$24,440	$409,133

Liabilities:
NOW, savings & MMDA	$78,961	$-	$-	$83,061	$162,022
Time deposits	52,487	99,907	19,950	64	172,408
Other borrowings	-	355	797	-	1,152

Total rate sensitive liabilities	$131,448	$100,262	$20,747	$83,125	$335,582

Rate sensitivity gap and ratios:
Gap for period	$(5,467)	$(28,689)	$166,392	$(58,685)
Cumulative gap	(5,467)	(34,156)	132,236	73,551

Cumulative rate sensitive ratio	0.96	0.85	1.52	1.22

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is liability sensitive as of September 30, 2007. A liability sensitive position would normally indicate increased net interest income in a falling rate environment as liabilities would be repriced quicker than assets. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin, provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses (in thousands)	Third Quarter		Year-to-Date
	2007	2006	2007	2006

Total	$4,364	$785	$11,838	$2,139

The Corporation recorded a provision of $4,364,000 in the third quarter of 2007 and $11,838,000 year-to-date. The provision year-to-date has been impacted by transferring $24,732,000 of loans into the held for sale classification which had partial charge-offs of $2,935,000 and writedowns to estimated fair value of $4,603,000, resulting in $17,194,000 of net loans transferred to held for sale. For the third quarter of 2007, $6,311,000 of loans were transferred to held for sale with $1,156,000 of partial charge-offs and $1,101,000 of fair value adjustments for a net transfer of $4,054,000. During the third quarter, $9,779,000 of the loans were sold at a further loss of $1,107,000, which was recorded in the income statement under the caption “Loss/writedown on commercial loans held for sale”, along with the commission paid to the broker and $68,000 of recoveries on these loans. The remaining $7,415,000 of loans classified as held for sale were transferred back to loans held for investment at their estimated fair value of $3,689,000, requiring a further impairment recognized in the third quarter of 2007 of $3,147,000, after consideration of $579,000 of payments received on these loans during the third quarter. This impairment was also recorded in the income statement as part of “Loss/writedown on commercial loans held for sale”. Management believes the impairment was reflective of further loan value deterioration during the third quarter due to general real estate market conditions and concerns in the wholesale market for asset sales of this type, as management had previously reduced the carrying amount of these loans to their estimated fair values at June 30, 2007 based on estimated bids provided by independent third party sources.

The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. As a result of these loan sales and the writedown on the loans transferred to held for sale and subsequently reclassified to loans held for investment, nonperforming loans at: (1) September 30, 2007, have decreased $5,134,000 to $11,471,000 from the $16,605,000 reported at June 30, 2007, (2) have decreased $1,016,000 from December 31, 2006 level of $12,487,000 and (3) have decreased $784,000 from September 30, 2006 level of $12,255,000. Net charge-offs for the third quarter of 2007 were $3,121,000 (including the $2,257,000 discussed above) compared to $956,000 in the same period in 2006. Management has determined that the allowance is adequate based on potential losses in the portfolio. At September 30, 2007, the allowance for loan losses as a percent of loans was 2.45% compared to 1.98% at December 31, 2006 and 1.92% at September 30, 2006. For the nine months ended September 30, 2007, the Bank had net charge-offs of $10,386,000 (including the $7,538,000 discussed above) compared to $1,808,000 for the same period in 2006. Non-accrual, past due 90 days, and negotiated loans were 3.21% of total loans at September 30, 2007 compared to 3.25% at December 31, 2006 and September 30, 2006.

Impaired loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $11,624,000 at September 30, 2007, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $1,363,000 of commercial loans separately identified as impaired. Impaired loans totaled $15,500,000 at December 31, 2006 and $13,500,000 at September 30, 2006. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off.

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, an analysis of the value of the underlying collateral for those loans, historical loss experience, relevant economic factors, the level of nonperforming loans, loans that have been identified as impaired, and the overall credit quality of the portfolio. Management continues to refine its techniques in this analysis. Impaired commercial loans had specific reserves calculated in accordance with SFAS No. 114 of $885,000 at September 30, 2007, $1,980,000 at December 31, 2006, and $1,350,000 at September 30, 2006.

Nonperforming assets are loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, and other real estate which has been acquired primarily through foreclosure and is waiting disposition. During the third quarter, the Corporation reduced its level of nonperforming loans by selling $12,036,000 ($9,779,000 after partial charge-offs and fair value adjustments) of loans. However, due to the economy in Michigan, the decline in the real estate market and the high level of loan delinquencies on real estate secured loans, nonperforming loans may increase in subsequent quarters. After initially classifying $7,415,000 of commercial loans as held for sale at June 30, 2007, management subsequently decided not to sell these loans due to management’s intent to work out these loans internally rather than selling them at the current bid prices (in a very weak market currently for asset sales of this type). The loans were, in accordance with accounting guidance, written down to their estimated fair value of $3,689,000 based on the bids received. The loans were transferred back into loans held for investment at their fair value as management no longer has the intent to sell these loans.

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets.

Nonperforming Assets (in thousands)	September 30, 2007	June 30, 2007	December 31, 2006	September 30, 2006

Nonaccrual loans	$10,909	$16,605	$12,199	$11,796
90 days or more past due and still accruing	562	-	288	459

Total nonperforming loans	11,471	16,605	12,487	12,255
Other real estate owned	531	833	1,629	1,726

Total nonperforming assets	$12,002	$17,438	$14,116	$13,981

Nonperforming loans as a percent of total loans	3.21%	4.41%	3.25%	3.25%
Nonperforming loans (excluding loans HFS) as a	N/A	1.88%	N/A	N/A
percent of total loans (1)
Allowance for loan losses as a percent of
nonperforming loans (excluding loans HFS)	76%	109%	61%	59%
Nonperforming assets as a percent of total loans
and other real estate owned	3.35%	4.62%	3.66%	3.69%
Nonperforming assets as a percent of total loans	N/A	2.11%	N/A	N/A
and other real estate owned (exluding loans
HFS) (1)

(1)	Percentage computed by excluding total held for sale loans of $13,140,590 from total loans and $9,757,000 of nonperforming loans included in held for sale loans at June 30, 2007.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first nine months of 2007 and 2006 (in thousands):

Components:	2007	2006

Allowance for loan losses
Balance, beginning of year	$7,598	$6,991
Loans charged off:
Real estate mortgage	242	-
Commerical(2)	5,180	1,657
Consumer	596	452

Subtotal	6,018	2,109
Charge-offs on loans transferred to held for sale(3)	4,669	-

Total charge-offs	10,687	2,109

Recoveries to loans previously charged off:
Real estate mortgage	-	-
Commerical	107	113
Consumer	194	188

Total recoveries	301	301

Net loans charged off	10,386	1,808
Additions to allowance charged to operations	11,546	2,043

Balance, end of quarter	8,758	7,226
Reserve for unfunded credit commitments
Balance, beginning of year	331	454
Additions to reserve charged to operations	292	96

Balance, end of quarter	623	550

Total allowance for loan losses and reserve for
unfunded credit commitments	$9,381	$7,776

Ratios:
Net loans charged off (annualized) to average loans outstanding	3.65%	0.65%
Net loans charged off (annualized) to average loans outstanding(1)	2.01%	N/A
Allowance for loan losses to loans outstanding	2.45%	1.92%

(1)	Computed without annualizing the charge-off related to transferring loans to held for sale.
(2)	Partial charge-offs of $2,934,831 are included in commercial charge-offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts.
(3)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale.

	Third Quarter		Year-to-Date
	2007	2006	2007	2006

Noninterest Income (in thousands) Total	$942	$1,013	$2,249	$3,035

Noninterest income which includes service charges and other fee income, trust income, gain on sale of mortgage loans, gain (loss) on securities, and other miscellaneous income decreased by $71,000 (7.0%) during the third quarter of 2007 compared to the same quarter in 2006. Service charges and other fee income decreased $92,000 (10.1%) during the third quarter of 2007 from the third quarter of 2006 due to decreases in service charges on deposit accounts, returned check fees and loan service fees. The decrease in deposit service charges is primarily related to business deposit accounts. Trust income increased $15,000 (17.6%) in the third quarter 2007 compared to the same period last year due to higher assets under management. In the third quarter of 2007, there was a gain on securities of $5,800 due to the final settlement on securities sold in the third quarter which had an impairment reserve recorded at June 30, 2007.

For the nine months ending September 30, 2007, noninterest income decreased $786,000 (25.9%). Service charges and other fee income decreased $282,000 (10.3%) due primarily to lower deposit service charges, returned check fees and commercial and consumer loan late fees and service charges. Trust income increased $46,000 (18.4%) due to the reason discussed above. There was a loss on securities of $548,000 through September 30, 2007 as discussed above and in footnote 5.

	Third Quarter		Year-to-Date
Noninterest Expense	2007	2006	2007	2006
(in thousands)
Total	$7,517	$3,441	$14,546	$11,188

Noninterest expense increased $4,076,000 (118.5%) in the third quarter of 2007 compared to the same quarter in 2006. Noninterest expense increased due to the $1,107,000 loss recorded on loans classified as held for sale at June 30, 2007 and subsequently sold, as well as the $3,147,000 attributable to the writedown on loans classified as held for sale at June 30, 2007 and then returned to the held for investment classification at their estimated fair value as of September 30, 2007. See “Provision for Loan Losses” for further information. Without this item, noninterest expense decreased $235,000 (6.8%) during the third quarter of 2007 as compared to the same period in 2006. Salaries and employee benefits decreased $191,000 (10.9%) in the third quarter of 2007 compared to the third quarter of 2006 primarily due to decreased profit sharing expense of $159,000 (132.9%) and lower medical insurance costs of $17,000 (20.0%) in 2007 due to a change in the mix of employees covered. Net occupancy costs increased $17,000 (6.3%) in 2007 compared to 2006 due to higher building maintenance expense and property taxes. Professional and service fees increased $12,000 (2.6%) due to higher audit and legal fees. Legal fees are expected to remain high as loans transferred from the held to sale classification back into loans held for investment will require additional fees as the loans are worked out. Computer service fees increased $56,000 (68.8%) due to the doubling of maintenance costs on the core system for a period of approximately six months. Printing and supplies decreased $13,000 (18.9%) primarily due to fewer promotional materials being produced. Director fees decreased $24,000 (27.4%) due to fewer committee meetings. Advertising expense was negative for the third quarter of 2007 due to the reversal of an accrual for planned promotions at June 30, 2007 that did not occur. Advertising decreased from the same period in 2006 as a result of not renewing the Corporation’s outside advertising agency, which was on a retainer basis.

For the first nine months of 2007, noninterest expense increased $3,358,000 (30.0%) compared to 2006. The primary reason for the increase in noninterest expense is the loss on loans held for sale/writedown discussed above. Without regard to the loss/writedown on commercial loans, noninterest expense decreased $954,000 (8.5%) for the first nine months of 2007 as compared to the first nine months of 2006. Salaries and employee benefits decreased $1,030,000 (16.8%) primarily due to decreased profit sharing expense of $822,000 (89.6%) and salaries of $105,000 (2.5%) due to management’s decision not to fill a few vacant positions. Net occupancy expense increased $6,900 (0.8%) primarily due to lower repair and maintenance expenses offset by higher building services and property taxes. Equipment expense decreased $29,000 (7.2%) due to lower other equipment expense and depreciation expense. Professional and service fees increased $98,000 (6.9%) due to a consulting project related to the core system conversion and higher audit and legal fees. Computer service fees increased $181,000 (73.8%) due to the costs associated with the core conversion, doubling of maintenance costs on the core system and increased software maintenance costs. Printing and supplies increased $14,000 (6.0%) primarily due to supplies related to the core system conversion. Director fees decreased $10,000 (4.1%) due to decreased committee fees in 2007. Advertising expense decreased $98,000 (41.7%) for the reason stated above. Other operating expenses decreased by $86,000 (6.1%) due to a decrease in appraisal fees and charitable contributions and the partial reversal of an accrual for a legal settlement which was recorded in the fourth quarter of 2006, and settled for a lesser amount in the first quarter of 2007. These decreases were partially offset by higher losses on the sale of other real estate owned.

The Bank will be subject to higher deposit insurance premiums in 2008 as compared to 2007, due to the one-time assessment credit being primarily used to offset 2007 premiums. In addition, the State of Michigan has repealed its Single Business Tax (SBT) and replaced it with the Michigan Business Tax (MBT). Management has not yet completed its analysis of the impact of this change to the Corporation.

	Third Quarter		Year-to-Date
Income Tax Expense (Credit)	2007	2006	2007	2006
(in thousands)
Total	$(2,327)	$603	$(3,691)	$1,889

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital (in thousands)	September 30, 2007	September 30, 2006	December 31, 2006

Stockholders' Equity	$41,317	$50,374	$49,992
Ratio of Equity to Total Assets	9.41%	10.82%	10.55%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at September 30, 2007 was 10.62% and total risk-based capital was 11.88%. At September 30, 2006, these ratios were 12.71% and 13.97%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.28% at September 30, 2007, and 10.89% at September 30, 2006. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

While the Bank remains well capitalized, further dividends from the Bank to the Corporation will require OCC approval. This is due to the fact that, under 12 USC 60, the Bank may only pay dividends, without prior OCC approval, to the extent of its current year’s retained earnings (current year’s earnings less current year’s dividends paid) plus the prior two years’ retained earnings. The year-to-date losses of the Bank obligate the Bank to obtain this approval. Accordingly, the Bank requested approval to pay a dividend in November 2007 to the Corporation and was granted approval by the OCC in late October 2007. To the extent that the Corporation pays dividends at the current rate or a reduced rate, given (1) the loss incurred in 2007, and (2) dividends paid by the Bank to the Corporation prior to September 30, 2007, and based on an assumption of future earnings commensurate with historical earning levels, OCC approval will be required as a condition to future dividends until at least 2010.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2006.

Contractual Obligations
As of September 30, 2007, December 31, 2006, and September 30, 2006, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $2,600,000, $3,300,000 and $4,100,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2007, December 31, 2006 and September 30, 2006, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

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
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2007, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended September 30, 2007, there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation during the quarter ended September 30, 2007 were registered under the Securities Act.

The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number That May Yet Be Purchased Under the Program

July 2007	-	$-	-	50,300
August 2007	-	-	-	100,000
September 2007	-	-	-	100,000

Total	-	$-	-	100,000

On August 17, 2006, the Corporation’s Board of Directors authorized a share repurchase program. The repurchase program authorized the repurchase of up to 100,000 shares of the Corporation’s common stock and expired August 17, 2007. The Corporation repurchased 49,700 shares under this program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ James R. McAuliffe —————————————— James R. McAuliffe President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: November 9, 2007