Form 10-Q/A
period 2007-09-30
FNBH BANCORP INC
filed 2008-02-06
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 to the Quarterly Report on Form 10-Q by FNBH Bancorp, Inc. for the period ended September 30, 2007, that was originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2007, is being filed in response to comments received from the staff of the SEC.

        In response to such comments, this Form 10-Q/A is being filed for the sole purpose of filing new Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 20, 2007, and September 30, 2006. Except for such new Consolidated Statements of Cash Flows (Unaudited) set forth in this Amendment No. 1, the Company is not otherwise amending any part of the Form 10-Q. Accordingly, this Form 10-Q/A includes only Item 1 of Part I (pursuant to Rule 12b-15) as it is the only Item being amended.

        To comply with certain technical requirements of the SEC’s rules in connection with the filing of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we are adding, as exhibits, certain current dated certifications of our principal executive officer and principal financial officer. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of Form 10-Q as originally filed on November 9, 2007 (the “Original Report”). We have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the date of the Original Report. The filing of this Amendment No. 1 on Form 10-Q/A is not a representation that any statement contained in the Original Report or this Amendment No. 1 on Form 10-Q/A is true or complete subsequent to the date of the Original Report.

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

Part II. Other Information
Item 6. Exhibits

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	September 30 2007	December 31 2006

Cash and due from banks	$7,954,455	$16,373,845
Short term investments	15,586,384	2,747,642

Total cash and cash equivalents	23,540,839	19,121,487
Certificates of deposit	3,927,000	4,711,000
Investment Securities:
Investment securities held to maturity, net (fair value of $15,772,518
at September 30, 2007 and $17,030,269 at December 31, 2006)	15,616,625	16,808,685
Investment securities available for sale, at fair value	15,912,433	24,480,256
Mortgage-backed/CMO securities available for sale, at fair value	8,207,062	11,930,591
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	40,731,070	54,214,482
Loans held for investment:
Commercial	309,120,346	328,665,048
Consumer	23,362,684	27,720,360
Real estate mortgage	25,164,193	28,195,754

Total loans held for investment	357,647,223	384,581,162
Less allowance for loan losses	(8,758,068)	(7,597,900)

Net loans held for investment	348,889,155	376,983,262
Premises and equipment, net	9,282,372	9,704,111
Other real estate owned, held for sale	531,350	1,629,250
Accrued interest and other assets	12,143,849	7,532,112

Total assets	$439,045,635	$473,895,704

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$58,481,418	$62,681,088
NOW	46,404,967	41,275,379
Savings and money market	115,616,675	113,906,147
Time deposits	161,171,117	170,126,892
Brokered certificates of deposit	11,236,693	17,554,785

Total deposits	392,910,870	405,544,291
Other borrowings	1,152,190	13,480,813
Accrued interest, taxes, and other liabilities	3,665,445	4,878,126

Total liabilities	397,728,505	423,903,230
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,045,723 shares issued and outstanding at September 30, 2007 and 3,074,528
shares issued and outstanding at December 31, 2006	6,121,296	6,005,835
Retained earnings	34,390,289	43,625,997
Deferred directors' compensation	838,403	725,186
Accumulated other comprehensive loss, net	(32,858)	(364,544)

Total stockholders' equity	41,317,130	49,992,474

Total liabilities and stockholders' equity	$439,045,635	$473,895,704

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Interest and dividend income:
Interest and fees on loans	$6,838,871	$7,300,165	$21,400,512	$21,620,016
Interest and dividends on investment securities:
U.S. Treasury, agency securities, and CMOs	317,134	397,632	976,189	1,221,039
Obligations of states and political subdivisions	167,477	186,290	517,083	562,767
Corporate bonds	-	-	-	17,560
Other securities	10,666	12,445	34,959	40,730
Interest on certificates of deposit	47,853	63,359	141,222	207,667
Interest on short term investments	57,272	45,584	108,982	153,184

Total interest and dividend income	7,439,273	8,005,475	23,178,947	23,822,963

Interest expense:
Interest on deposits	2,820,155	2,679,747	8,702,488	7,099,660
Interest on other borrowings	123,703	112,238	384,410	188,063

Total interest expense	2,943,858	2,791,985	9,086,898	7,287,723

Net interest income	4,495,415	5,213,490	14,092,049	16,535,240

Provision for loan losses	4,364,000	785,000	11,837,666	2,139,000

Net interest income after provision for loan losses	131,415	4,428,490	2,254,383	14,396,240

Noninterest income:
Service charges and other fee income	822,497	914,783	2,463,169	2,745,478
Trust income	101,738	86,505	295,987	249,972
Gain on sale of mortgage loans	11,063	10,216	34,856	37,408
Gain (loss) on available for sale securities	5,836	-	(547,571)	-
Other	652	1,950	2,710	2,617

Total noninterest income	941,786	1,013,454	2,249,151	3,035,475

Noninterest expense:
Loss on sale/writedown of commercial loans held for sale	4,311,528	-	4,311,528	-
Salaries and employee benefits	1,563,380	1,754,079	5,091,489	6,121,041
Net occupancy expense	290,383	273,297	874,107	867,229
Equipment expense	124,974	125,313	366,307	394,813
Professional and service fees	462,718	450,845	1,526,467	1,428,592
Computer service fees	137,576	81,506	425,862	245,033
Printing and supplies	55,916	68,916	239,132	225,501
Director fees	62,654	86,330	242,764	253,072
Advertising	(8,345)	81,014	137,276	235,377
Other	516,116	519,235	1,330,738	1,417,104

Total noninterest expense	7,516,900	3,440,535	14,545,670	11,187,762

Income (loss) before federal income taxes (credit)	(6,443,699)	2,001,409	(10,042,136)	6,243,953
Federal income taxes (credit)	(2,326,552)	602,721	(3,691,239)	1,888,920

Net income (loss)	$(4,117,147)	$1,398,688	$(6,350,897)	$4,355,033

Per share statistics:
Basic EPS	$(1.34)	$0.44	$(2.07)	$1.37
Diluted EPS	$(1.34)	$0.44	$(2.07)	$1.36
Dividends	$0.21	$0.21	$0.63	$0.63
Basic average shares outstanding	3,071,552	3,168,227	3,075,073	3,190,429
Diluted average shares outstanding	3,071,552	3,168,428	3,075,073	3,190,629

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

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(6,350,897)	$4,355,033

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	11,837,666	2,139,000
Depreciation and amortization	697,224	708,193
Deferred income tax expense (benefit)	(1,052,005)	(30,724)
Net amortization on investment securities	8,155	7,701
Earned portion of long term incentive plan	119,086	69,420
Shares issued for current and variable directors' compensation	38,509	39,256
Shares earned for deferred directors' compensation	127,766	120,127
Loss on disposal of equipment	18,596	-
Loss on available for sale securities	547,571	-
Gain on sale of loans held for sale	(34,856)	(37,408)
Loss on sale/writedown of commercial loans held for sale	4,311,528	4,042,040
Proceeds from sale of loans originated for sale	2,430,418	-

Origination of loans held for sale	(2,400,380)	(4,014,968)
Loss on sale of other real estate owned, held for sale	190,969	2,101
Increase in accrued interest income and other assets	(3,058,594)	(46,324)
Increase (decrease) in accrued interest, taxes, and other liabilities	(1,504,681)	335,080

Net cash provided by operating activities	5,926,075	7,688,527

Cash flows from investing activities:
Purchases of available for sale securities	(16,412,592)	(1,860,624)
Purchases of held to maturity securities	(351,428)	(2,575,585)
Purchases/Stock dividend FHLBI stock	-	110,600
Proceeds from sales of available for sale securities	15,995,814	7,205,826
Proceeds from maturities and calls of available for sale securities	11,532,844	1,507,215
Proceeds from mortgage-backed securities paydowns-available for sale	1,140,603	-
Proceeds from maturities and calls of held to maturity securities	1,525,000	1,900,000
Proceeds from sale of loans held for sale	8,763,632
Proceeds from sales of other real estate owned, held for sale	2,021,580	741,632
Proceeds from sales of land and facilities held for sale	-	-
Purchases of certificates of deposit	(1,866,000)	(2,552,000)
Maturity of certificates of deposit	2,650,000	4,221,000
Net (increase) decrease in loans	2,363,450	(7,780,236)
Capital expenditures	(966,088)	(183,247)

Net cash provided by investing activities	26,396,815	734,581

Cash flows from financing activities:
Net decrease in deposits	(12,633,421)	(12,663,985)
Payments on FHLBI note	(328,623)	(304,281)
Proceeds from issuance of short term debt	53,654,028	8,000,000
Repayment of short term debt	(65,654,028)	(8,000,000)
Repurchase of common stock	(1,038,605)	(1,803,275)
Dividends paid	(1,923,816)	(2,000,583)
Shares issued for employee stock purchase	20,927	23,916

Net cash used in financing activities	(27,903,538)	(16,748,208)

Net increase (decrease) in cash and cash equivalents	4,419,352	(8,325,100)
Cash and cash equivalents at beginning of year	19,121,487	24,101,691

Cash and cash equivalents at end of period	$23,540,839	$15,776,591

Supplemental disclosures:
Interest paid	$8,916,095	$7,090,038
Federal income taxes paid	1,672,230	1,632,919
Loans, net of reserves, transferred to held for sale	17,194,017	-
Loans charged off	10,687,364	2,108,638
Loans transferred to other real estate	531,349	1,790,100
Loans, net of reserves, transferred to held for investment from held for sale	3,689,159	-

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

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 5, 2008	FNBH BANCORP, INC. /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer