Form 10-Q/A
period 2007-09-30
FNBH BANCORP INC
filed 2008-02-20
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

        This Amendment No. 2 to the Quarterly Report on Form 10-Q by FNBH Bancorp, Inc. for the quarterly period ended September 30, 2007, that was originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2007, and amended by Amendment No. 1 filed on February 6, 2008, is being filed in response to comments received from the staff of the SEC.

        In response to such comments, this Form 10-Q/A is being filed for the sole purpose of reflecting the restatement of the Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006, as discussed in Note 10 of the Notes to Consolidated Financial Statements. Except for such restated Consolidated Statements of Cash Flows (Unaudited) and Note 10 of the Notes to Consolidated Financial Statement, set forth in this Amendment No. 2, the Corporation is not otherwise amending any part of the Form 10-Q. Accordingly, this Form 10-Q/A includes only Item 1 of Part I (pursuant to Rule 12b-15) as it is the only Item being amended.

        To comply with certain technical requirements of the SEC’s rules in connection with the filing of this Amendment No. 2 to the Quarterly Report on Form 10-Q/A, we are adding, as exhibits, certain current dated certifications of our principal executive officer and principal financial officer. This Amendment No. 2 on Form 10-Q/A continues to speak as of the date of Form 10-Q as originally filed on November 9, 2007 (the “Original Report”). We have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the date of the Original Report. The filing of this Amendment No. 2 on Form 10-Q/A is not a representation that any statement contained in the Original Report or this Amendment No. 2 on Form 10-Q/A is true or complete subsequent to the date of the Original Report.

TABLE OF CONTENTS

Page Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1
Consolidated Statements of Income for the three months and nine months ended
September 30, 2007 and 2006	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the three months ended September 30, 2007 and 2006	3
Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the nine months ended September 30, 2007 and 2006	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (restated)	5
Notes to Consolidated Financial Statements	6

Part II. Other Information
Item 6. Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

10.     Subsequent to the issuance of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, the Corporation determined that its Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 contained errors in classification of certain loan activities. As a result, the Corporation has restated the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006.

The restatement of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 resulted from the misclassification of cash flows from the sale of commercial loans originally held for investment, which had inappropriately been classified as operating activities. In accordance with Statement of Financial Accounting Standards No. 102, Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale – An Amendment of FASB Statement No. 95, cash flows from the sale of commercial loans originally held for investment should be classified as investing activities rather than operating activities. Accordingly, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 but it has no impact on the Net increase (decrease) in cash and cash equivalents set forth in that Statement. The restatement does not affect the Corporation’s Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Stockholders’ Equity and Comprehensive Income as of and for the nine months ended September 30, 2007.

The restatement of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 resulted from a typing error when preparing the Statement as part of the 2007 filing (the September 2006 filing was correct) which resulted in a misclassification between cash flows from sale of loans originated for sale and cash flows from sale of loans held for sale within the operating activities section. Accordingly, the restatement affects the classification of these activities within the operating activities section but had no impact on the subtotal of cash flows from operating activities or on the Net increase (decrease) in cash and cash equivalents set forth in that Statement. The restatement also does not affect the Corporation’s Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Stockholders’ Equity and Comprehensive Income as of and for the nine months ended September 30, 2006.

The effects of the restatements on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 are reflected in the following table:

	2007	2006

As Originally Reported:
Cash flows from operating activities:
Proceeds from sale of loans originated for sale	$2,430,418	$-
Proceeds from sale of loans held for sale	8,763,632	4,042,040
Net cash provided by operating activities	14,689,707	7,688,527

Cash flows from investing activities:
Net cash provided by investing activities	17,633,183	734,581

As Restated:
Cash flows from operating activities:
Proceeds from sale of loans originated for sale	$2,430,418	$4,042,040
Net cash provided by operating activities	5,926,075	7,688,527

Cash flows from investing activities:
Proceeds from sale of loans held for sale	8,763,632	-
Net cash provided by investing activities	26,396,815	734,581

Difference:
Cash flows from operating activities:
Proceeds from sale of loans originated for sale	$-	$4,042,040
Proceeds from sale of loans held for sale	(8,763,632)	(4,042,040)
Net cash provided by operating activities	(8,763,632)	-

Cash flows from investing activities:
Proceeds from sale of loans held for sale	8,763,632	-
Net cash provided by investing activities	8,763,632	-

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2008	FNBH BANCORP, INC. /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer