Form 10-K
period 2007-12-31
FNBH BANCORP INC
filed 2008-03-12
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2007, was $70,347,493.
The number of outstanding shares of common stock (no par value) as of March 1, 2008 was 3,045,517.
Documents Incorporated by Reference:
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2008, are incorporated by reference into Part III of this report.

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
The Bank was originally organized in 1934 as a national banking association. As of January 31, 2008, the Bank had approximately 104 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. The Corporation does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.
On November 26, 1997, H.B. Realty Co., a subsidiary of the Corporation, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.
Bank Services
The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, traveler’s checks, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks in Detroit, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $30,000,000 of which $20,800,000 is available, and $9,200,000 is funded as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.
The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2007 and 2006, the Bank’s certificates of deposit of $100,000 or more constituted approximately 19% and 22%, respectively of total deposit liabilities. The Bank’s deposits are primarily from its service areas, and the Bank does not seek or encourage large deposits from outside the area. However, the Bank does utilize brokered certificates of deposit at times to efficiently meet funding needs.
The Corporation’s cash revenues are derived primarily from dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 83% of total revenues for the year ended December 31, 2007, and 81% for the year ended December 31, 2006. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 7% of total revenues in 2007 and 8% of total revenues in 2006. Revenues were also generated from deposit service charges and other financial service fees.
The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2007, 31% of outstanding loans were secured by construction, land development and residential mortgages or residential construction. As of December 31, 2007, 55% of outstanding loans were secured by nonfarm, nonresidential properties, 47% of which were owner occupied. Sixty-five percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 94%, mature within five years of issuance. Approximately $14,100,000 of loans with fixed rates (or about 4.1% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Forty-eight percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. As of

December 31, 2007, certificates of deposits totaled approximately $166,000,000 with $148,000,000 maturing within a year, and the majority of the balance maturing within a five year period.
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
As described in more detail below, the Bank’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities at December 31, 2007, was 16% liability sensitive, compared to 15% liability sensitive at December 31, 2006. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A below.
The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. In 2007, the Bank transferred some commercial loans into the held for sale classification as management’s intent had changed. A sale of part of these loans was completed during the third quarter of 2007. The Bank until December 2007 regularly sold fixed rate residential mortgages to the Federal Home Loan Mortgage Corporation (Freddie Mac) while retaining servicing on the sold loans. Beginning in November 2007, the Bank entered into an arrangement with a third party provider to take mortgage loan applications which are then underwritten and closed by the third party provider. The Bank receives fee income for loans referred in this way that is recorded as part of noninterest income. Those residential real estate mortgage loan requests that do not meet the third party provider’s criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.
The Bank’s investment policy is designed to provide a framework within which the Bank may maximize earnings potential by acquiring assets designed to enhance profitability, absorb excess funds, provide liquidity, maintain a high credit quality, implement interest rate risk measures, provide collateral for pledging, generate a favorable return on investments, and provide tax-exempt income as appropriate. Safety, liquidity, and interest rate risk standards are not compromised in favor of increased return. When making investment decisions, the Bank considers investment type, credit quality (including maximum credit exposure to one obligor at any one time) and maturity of investments. Consideration is also given to each investment’s risk-weight as determined by regulatory Risk-Based Capital Guidelines.
The portfolio must be coordinated with the overall asset/liability management of the balance sheet. The use of the investment portfolio for market oriented trading activities or speculative purposes are expressly prohibited unless otherwise approved by the Board of Directors. Investments are acquired for which the Bank has both the ability and intent to hold to maturity. Specific limits determine the types, maturities, and amounts of securities the Bank intends to hold. Guidelines on liquidity requirements, as well as an acknowledgement of the Bank’s credit profile and capital position may affect the Bank’s ability to hold securities to maturity. It is not the intention of management to profit from short-term securities price movements. Business reasons for securities purchases and sales are noted at the time of the transaction. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.
Bank Competition
The Bank has nine offices within the five communities it serves, all of which are located in Livingston County, Michigan. Four of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, its principal competitors are Fifth Third Bank, National City Bank, Citizens Republic Bancorp, Comerica Bank and LaSalle Bank. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2007, the Bank holds approximately 19.6% of local deposits, compared to approximately 14.5% held by Fifth Third Bank, approximately 11.4% held by National City, approximately 9.7% held by Citizens Republic Bancorp, approximately 9.0% held by LaSalle Bank, and approximately 8.9% held by Comerica Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains five branch offices, National City Bank operates seven branch offices, Citizens Republic Bancorp has five branch offices, Comerica has six branch offices, and LaSalle Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market. The Bank also competes with savings and loan associations, credit unions, mortgage banking companies and various other financial service providers.
The financial services industry continues to be highly competitive. Principal methods of competition include loan and deposit pricing, advertising and marketing programs, and the types and quality of services provided. The deregulation of the financial services industry and the easing of restrictions on bank and holding company activities have led to increased competition among banks and other financial service providers for funds, loans, and a broad array of other financial services. There has been increased competition within the Bank’s market over the past few years as new branches are built to meet the needs of the growing population in the county. Management continues to evaluate the opportunities for the expansion of products and services.
Condition of Corporation
The following table sets forth certain information regarding the condition of the Corporation:

	Balances as of December 31,
			(in thousands)
	2007	2006	2005	2004	2003
Total Assets	$432,894	$473,896	$477,225	$456,910	$450,342
Loans	347,876	384,581	372,855	357,377	347,086
Securities	38,632	54,214	62,373	64,348	55,435
Noninterest-Bearing Deposits	56,506	62,681	71,415	71,785	69,234
Interest-Bearing Deposits	323,072	342,863	350,670	327,478	329,839
Total Deposits	379,578	405,544	422,086	399,263	399,073
Shareholders’ Equity	40,627	49,992	49,446	45,716	41,235
Throughout 2007, the Bank operated nine branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one is a grocery store branch located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2007, loans decreased in part due to the sale of loans held for sale in the third quarter of 2007 and decreased loan demand due to the overall decline in the local economy. Deposits in 2007 were also lower due to continued increased competition for deposits in our local markets. From 2003 through 2005, the Bank’s deposits grew due to general growth in the county and increased usage of the wholesale funding market.
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
Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While the Corporation believes it is eligible to elect to operate as a financial holding company, as of the date of this filing, it has not applied for approval to operate as a financial holding company.
Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional bank or non-bank businesses. The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. At December 31, 2007 the Corporation’s and the Bank’s capital ratios all exceeded the minimum requirements.
The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 Capital leverage ratio applicable to it.
Dividends. The Corporation is an entity separate and distinct from the Bank. Most of the Corporation’s revenues are received by it in the form of dividends paid by the Bank. Thus, the Corporation’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank’s ability to pay dividends as described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the OCC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Corporation for an insured bank which fails to meet specified capital levels.
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
The Bank
General. The Bank is organized as a national banking association and is, therefore, regulated and supervised by the OCC. The deposit accounts of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. Consequently, the Bank is also subject to the provisions of the Federal Deposit Insurance Act. The Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC as its primary federal regulator. The OCC and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of noninterest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
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

The Reform Act requires the FDIC to establish assessment rates for insured depository institutions at levels that will maintain the Deposit Insurance Fund at a Designated Reserve Ration (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. Effective January 1, 2007, the FDIC established the DRR at 1.25% and adopted new premium rates for 2007. Under the FDIC’s rate schedule, most well-capitalized banks will pay 5 to 7 basis points annually. That rate increases to 43 basis points for banks that pose significant supervisory concerns. Premiums are assessed quarterly by the FDIC.
These premiums will be initially offset for certain eligible institutions by a one-time assessment credit granted in recognition of historical contributions made by the eligible institutions to the deposit fund. The Bank was notified of its one-time $246,000 credit against future premiums, $140,000 of which was used to offset premiums in 2007. The credit may be applied against the institution’s 2008 assessment, and for the two years thereafter, the institution may apply the credit against up to 90% of its assessment.
FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Currently on a annualized basis, FICO assessments are 0.0114% of deposits.
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
to total assets of 2% or less
As of December 31, 2007, each of the Bank’s ratios exceeded minimum requirements for the well capitalized category.
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
Dividends. Under federal law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock to the Corporation. The Bank may not pay dividends except out of undivided net profits then on hand after deducting its losses and bad debts. In addition, the Bank is required by federal law to obtain the prior approval of the OCC for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be deemed an unsafe and unsound business practice. Due to these requirements and based upon current conditions, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC.
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
As of December 31, 2007, approximately 87% of the Bank’s loan portfolio is commercial loans. Of these, approximately 70% are loans made for land development, single family home construction and leasing of commercial properties. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater then that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.
In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
We are heavily weighted with loans secured by real estate and further declines in the real estate market and the overall economy may result in higher loan losses.
A large majority of our loans are secured by residential and commercial real estate. While cash flows from our commercial customers’ business operations are intended to provide for repayment of their loans, further declines in the economy may impact their ability to do so. The Bank relies on the underlying collateral of a loan as the secondary source of repayment. If collateral values continue to decline because of further declines in the overall real estate market, the Bank may incur increased loan losses.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Bank operates from nine facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Corporation are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains three branches in Howell at 5990 East Grand River, 4299 East Grand River, and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan; 8080 Challis Road, Brighton, Michigan; 760 South Grand Avenue, Fowlerville, Michigan; 10700 Highland Road, Hartland, Michigan; and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for 5 years with two 5 year renewal options, expiring September 2020. The average lease payment over the remaining life of the lease is $4,000 monthly.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
Additional Item —Executive Officers
Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The Corporation’s executive officers as of March 1, 2008 are as follows:
James R. McAuliffe (Age 63), President, Chief Executive Officer August 2007, and Director of the Corporation and the Bank since 1998; Retired since 2001, former President of Citizen’s Insurance Company.
Casey Kondel (Age 32), Senior Vice President, Retail Banking, of the Bank since June 2007; District Manager, JP Morgan Chase from April 2003 through June 2007; and Branch Manager, Bank One from April 2001 through April 2003.
Nancy Morgan (Age 57), Senior Vice President, Human Resources, of the Bank since October 2001; and Vice President, Human Resources, of the Bank from June 1999 to October 2001.
Robin C. Naudi (Age 56), Senior Vice President, Senior Lender, of the Bank since February 2008; Vice President and Team Leader, Business Banking, Fifth Third Bank from September 2006 through February 2008; President and CEO, Oakland Commerce Bank from September 2005 through September 2006; and First Vice President and Region Manager; LaSalle Bank Midwest from August 2002 through September 2005.
Janice B. Trouba (Age 46), Senior Vice President, Chief Financial Officer, of the Bank since May 2003; Senior Vice President, Accounting, from October 2002 to May 2003 of the Bank; and Vice President, Accounting, Citizens Banking Corporation from 1997 to October 2002.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is not an established trading market for the Corporation’s Common Stock. Information regarding its market price can be obtained on the internet at nasdaq.com, symbol FNHM. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. From January 1, 2006, through December 31, 2007, there were, so far as the Corporation’s management knows, a total of 615,852 shares of the Corporation’s Common Stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. During 2007, the highest and lowest prices known to management involving sales of more than 200 shares were $26.75 and $13.25 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on March 4, 2008 at a price of $13.30 per share.
As of March 1, 2008, there were approximately 834 holders of record of the Corporation’s Stock. The following table sets forth the range of high and low sales prices of the Corporation’s Common Stock during 2006 and 2007, based on information made available to the Corporation, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.

Sales prices, for sales involving more than 200 shares, and dividend information for the years 2006 and 2007 are as follows:

	Sale Prices
2006	High	Low	Cash Dividends Declared
First Quarter	$26.25	$25.25	$0.21
Second Quarter	$26.80	$25.75	$0.21
Third Quarter	$26.55	$25.30	$0.21
Fourth Quarter	$27.00	$26.45	$0.21

	Sale Prices
2007	High	Low	Cash Dividends Declared
First Quarter	$26.75	$26.00	$0.21
Second Quarter	$25.80	$23.10	$0.21
Third Quarter	$23.05	$18.50	$0.21
Fourth Quarter	$18.75	$13.25	$0.21
The holders of the Corporation’s Common Stock are entitled to dividends when, as, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. Dividends have been paid on a quarterly basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and the Bank, along with other relevant factors. The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and Bank to pay dividends is subject to statutory and regulatory restrictions and requirements. The Bank cannot currently, under these requirements, pay a dividend to the Corporation without the prior approval of the OCC. Based on the loss the Corporation experienced in 2007 and current market conditions, the Corporation paid a reduced dividend in February and will pay reduced or no dividends for the remainder of 2008.
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2007:

			Total Number of Shares	Maximum Number That
	Total Number of	Average Price	Purchased as Part of a	May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Publicly Announced Program	Under the Program (1)
October 2007	—	$—	—	100,000
November 2007	—	—	—	100,000
December 2007	—	—	—	100,000

Total	—	$—	—	100,000

(1)	On May 17, 2007, the Corporation’s Board of Directors authorized a share repurchase program. This repurchase program authorizes the repurchase of up to 100,000 shares of the Corporation’s common stock after August 17, 2007 and expires on August 17, 2008. No shares have yet been repurchased under this program.

SHAREHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index for the five year period ended December 31, 2007. The following information is based on an investment of $100, on January 1, 2003, in the Corporation’s common stock, the NASDAQ Bank Stocks Index and the NASDAQ Stock Market Index, with dividends reinvested. There has been only limited trading in the Corporation’s common stock, and the Corporation’s stock does not trade on any stock exchange or the NASDAQ market. Accordingly, the returns reflected in the following graph and tables are based on sale prices of the Corporation’s stock of which management is aware. There may have been sales at higher or lower prices of which management is not aware.

	January 1	December 31
	2003	2003	2004	2005	2006	2007
FNBH Bancorp, Inc.	100	135.53	163.21	133.51	144.68	76.76
NASDAQ Stock Market Index	100	149.52	162.72	166.18	182.57	197.98
NASDAQ Bank Stocks Index	100	128.64	147.22	143.82	161.41	127.92

Item 6. Selected Financial Data.
SUMMARY FINANCIAL DATA
(in thousands, except per share data)

	2007	2006	2005	2004	2003
Income Statement Data:
Interest income	$30,173	$31,818	$29,315	$24,992	$24,856
Interest expense	11,884	10,295	7,054	5,606	6,167
Net interest income	18,289	21,523	22,261	19,386	18,689
Provision for loan losses	14,030	2,639	3,037	1,190	1,270
Noninterest income (1)	3,755	4,031	3,820	4,110	3,874
Loss on available for sale securities (1)	548	—	—	—	—
Noninterest expense (2)	13,493	14,939	13,653	13,287	12,848
Loss on sale/writedown of commercial loans held for sale (2)	4,312	—	—	—	—
Income (loss) before tax	(10,339)	7,976	9,391	9,019	8,445
Net income (loss)	(6,556)	5,586	6,507	6,291	5,891
Per Share Data:
Basic net income (loss) per share	$(2.13)	$1.76	$2.03	$1.98	$1.86
Diluted net income (loss) per share	(2.13)	1.76	2.03	1.97	1.86
Dividends paid	0.84	0.84	0.80	0.72	0.68
Weighted average basic shares outstanding	3,074,732	3,177,093	3,200,146	3,185,025	3,162,836
Weighted average diluted shares outstanding	3,074,732	3,177,146	3,200,518	3,186,142	3,162,836
Balance Sheet Data:
Total assets	$432,894	$473,896	$477,225	$456,910	$450,342
Loans, gross	347,876	384,581	372,855	357,377	347,086
Allowance for loan losses	10,314	7,598	6,991	6,093	5,434
Deposits	379,578	405,544	422,086	399,263	399,073
Shareholders’ equity	40,627	49,992	49,446	45,716	41,235
Ratios:
Dividend payout ratio	N/A	47.55%	39.15%	36.34%	36.51%
Average equity to average asset ratio	10.47%	10.86%	10.18%	9.71%	9.32%

(1)	Included in noninterest income in the “Consolidated Statements of Income” and discussed under the caption “Noninterest Income” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	Included in noninterest expense in the “Consolidated Statements of Income” and discussed under the caption “Noninterest Expense” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
FINANCIAL CONDITION
At year end 2007, total assets were $432,894,000 representing an 8.7% decrease from the prior year when assets were $473,896,000. Investment securities decreased $15.6 million (28.7%) to $38,632,000 and gross loans decreased $36.7 million (9.5%) to $347,876,000. Deposits decreased $26.0 million (6.4%) to $379,578,000. Stockholders’ equity decreased $9.4 million (18.7%) to $40,627,000.
Securities
During 2007, securities, included within investment securities, decreased due to a continual decline in deposits throughout the year. Purchased certificates of deposit also decreased $686,000 in 2007 compared to 2006. At year end, the Bank had $16,510,000 in short term investments, which are considered a cash equivalent, an increase of $13,762,000 from the $2,748,000 reported the previous year.
The following table sets forth the book value of held to maturity securities and the fair value of available for sale securities at December 31:

		(in thousands)
	2007	2006	2005
Held to maturity:
States and political subdivisions	$15,394	$16,809	$16,426

Available for sale:
U.S. Agencies	$14,005	$24,480	$31,384
Corporate securities	—	—	1,005
Mortgage-backed/CMO securities	8,238	11,931	12,405
FRB Stock	44	44	44
FHLBI Stock	951	951	1,109

Total	$23,238	$37,406	$45,947

The following table sets forth contractual maturities of held to maturity securities and the fair value of available for sale securities at December 31, 2007 and the weighted average yield of such securities:

	(dollars in thousands)
			Maturing After		Maturing After
	Maturing Within		One But Within		Five But Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
States and political subdivisions	$2,304	6.07%	$3,668	6.15%	$2,604	5.75%	$6,818	6.14%

Tax equivalent adjustment for calculations of yield	$39		$62		$44		$116

Available for sale
U.S. Agencies	$5,870	3.65%	$—	—	$8,135	5.97%	$—	—
Mortgage-backed securities	—		—	—	—	—	8,238	5.95%
FRB Stock	—	—	—	—	—	—	44	6.03%
FHLBI Stock	—	—	—	—	—	—	951	4.67%

Total	$5,870	3.65%	$—	—	$8,135	5.97%	$9,233	5.82%

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

			Rate on Tax
	Tax-Exempt Rate	Adjustment	Equivalent Basis
Under 1 year	4.37%	1.70%	6.07%
1-5 years	4.45%	1.70%	6.15%
5-10 years	4.05%	1.70%	5.75%
10 years or more	4.44%	1.70%	6.14%
The following table shows the percentage composition of the securities portfolio as of December 31:

	2007	2006	2005
U.S. Treasury & agency securities	36.3%	45.2%	50.3%
Agency mortgage backed/CMO securities	21.3%	22.0%	19.9%
Tax exempt obligations of states and political subdivisions	39.8%	31.0%	26.3%
Corporate bonds	0.0%	0.0%	1.6%
Other	2.6%	1.8%	1.9%

Total securities	100.0%	100.0%	100.0%

Loans
The loan personnel of the Bank are committed to making quality loans that produce acceptable rates of return for the Bank and also serve the community by providing funds for home purchases, business purposes, and consumer needs. The overall loan portfolio decreased $36,705,000 (9.5%) in 2007.
As a full service lender, the Bank offers a variety of home mortgage loan products. Through early December 2007, the Bank made and subsequently sold fixed rate long-term mortgages, which conform to secondary market standards. This practice allows the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retains servicing on the majority of sold mortgages thereby furthering the customer relationship and adding to servicing income. During 2007, the Bank sold $2,673,000 in residential mortgages as compared to $3,608,000 in 2006. Beginning in the fourth quarter of 2007, the Bank entered into an arrangement whereby the Bank takes the mortgage application with all underwriting, processing and loan booking being done by a third party. The Bank records fee income on the loans and continues to meet the needs of the community and can also offer a wider variety of mortgage products with improved and more efficient customer service.
The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. While not meeting secondary market requirements, these nonconforming mortgages do meet Bank loan guidelines. During 2007, the Bank made approximately $2,021,000 in variable rate mortgage loans which are retained in the mortgage portfolio.
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

The following table shows the balance and percentage composition of loans as of December 31:

	(dollars in thousands)
	2007		2006		2005		2004		2003
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$35,545	10.2%	$39,768	10.3%	$46,391	12.4%	$53,059	14.8%	$46,845	13.5%
Residential home equity/other junior liens	19,353	5.6%	20,983	5.4%	19,750	5.3%	16,017	4.5%	13,999	4.0%
Construction, land development and other land	52,383	15.0%	67,376	17.5%	72,572	19.4%	59,873	16.7%	54,554	15.7%
Commercial (nonfarm, nonresidential)	192,784	55.3%	203,219	52.8%	177,417	47.5%	163,706	45.7%	165,464	47.5%
Consumer	11,113	3.2%	15,852	4.1%	22,247	6.0%	26,965	7.5%	25,842	7.4%
Commercial	33,677	9.7%	31,710	8.2%	29,230	7.8%	31,772	8.9%	33,947	9.8%
Other	3,510	1.0%	6,343	1.7%	6,104	1.6%	6,991	1.9%	7,366	2.1%

Total gross loans	348,365	100.0%	385,251	100.0%	373,711	100.0%	358,383	100.0%	348,017	100.0%
Net unearned fees	(489)		(670)		(856)		(1,006)		(931)

Total Loans	$347,876		$384,581		$372,855		$357,377		$347,086

Loans secured by residential first mortgages and home equity loans decreased $5,853,000 (9.6%) as the mortgage loan portfolio and the consumer loan portfolio experienced runoff in 2007. Demand for these loan products was weak in 2007 due to higher rates in the first part of the year as well as declining real estate values. At December 31, 2007, the Bank had $4,100,000 of home equity interest-only loans; none of these loans are at low promotional rates. These interest-only loans represent 18.7% of total consumer and 1.2% of total loans.
Construction, land development and other land loans at December 31, 2007 were $52,383,000; of this, $29,201,000 was secured by 1-4 family residential construction loans and $23,182,000 was secured by non 1-4 family residential properties. These loans experienced a decline of $14,993,000 (22.3%) in part due to the loan sale in the third quarter of 2007 as well as lower new loan growth due to the decline in housing prices. (See discussion under Nonperforming Loans and Assets.)
Commercial real estate loans (nonfarm and nonresidential) declined to $192,784,000 at December 31, 2007 from $203,219,000 at December 31, 2006, a decrease of $10,435,000 (5.1%). This decrease is also in part due to the loan sale mentioned above as well as weak demand in the current economic environment. At December 31, 2007, $89,600,000 of these loans were secured by owner occupied properties, while $99,101,000 were secured by nonowner occupied properties and $4,083,000 were secured by multifamily housing.
Consumer loans decreased $4,739,000 (29.9%) in 2007 due to the continued runoff in indirect auto loans.
Commercial loans experienced a small increase of $1,967,000 (6.2%) as the Bank focused more on this type of lending in 2007.
Other loans decreased $2,833,000 (44.7%) in 2007 due to maturities and paydowns on tax exempt loans.
The loan portfolio is periodically reviewed and the results of these reviews are reported to the Bank’s Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, and to assist the Bank in evaluating the adequacy of the allowance for loan losses. The Bank has continued exposure to declining real estate values due to the concentration in loans secured by 1-4 family residential properties and commercial real estate properties.

The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2007, which based on remaining scheduled repayments of principal, mature in the periods indicated:

		Maturing
		(dollars in thousands)
		After one
	Within One	but within	After five
	Year	five years	years	Total
Real estate construction, land development and other land loans	$37,071	$15,312	$—	$52,383
Real estate other (secured by commercial and multi-family)	36,292	134,724	21,768	192,784
Commercial (secured by business assets or unsecured)	16,464	16,640	573	33,677
Other (loans to farmers, political subdivisions, and overdrafts)	374	2,151	985	3,510

Totals	$90,201	$168,827	$23,326	$282,354

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	(dollars in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$147,978	$20,322
Due after five years	22,408	918
The Bank’s loan personnel have endeavored to make high quality loans using well established policies and procedures and a thorough loan review process. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the Board or the entire Board. The Bank has hired an independent contractor to review the quality of the loan portfolio on a regular basis.
Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of nonperforming loans and other nonperforming assets, as of December 31, is presented in the table below:

	(dollars in thousands)
	2007	2006	2005	2004	2003
Nonperforming Loans and Assets:
Nonaccrual loans	$14,459	$12,199	$5,234	$1,146	$4,293
Loans past due 90 days and still accruing	114	288	391	288	—

Total nonperforming loans	14,573	12,487	5,625	1,434	4,293
Other real estate	1,523	1,629	680	735	65

Total nonperforming assets	$16,096	$14,116	$6,305	$2,169	$4,358

Nonperforming loans as a percent of total loans	4.19%	3.25%	1.51%	0.40%	1.24%
Allowance for loan losses as a percent of nonperforming loans	71%	61%	124%	425%	127%
There were no other interest bearing assets, at December 31, 2007, that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.
The loan portfolio has no significant concentrations in any one industry. There were no foreign loans outstanding at December 31, 2007.
Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, loans which have been renegotiated to less than market rates, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Nonperforming assets increased in 2007 due primarily to higher delinquencies as a result of economic conditions that impacted customers’ cash flows and property values. Nonperforming loans are reviewed regularly for collectability and any uncollectible balances are promptly charged off.
Nonperforming loans have increased since December 31, 2006 due to the local weakened economy and continued slow housing sales. This increase in nonperforming loans would have been significantly greater without the sale of various nonperforming loans in the third quarter of 2007. Approximately $25 million of loans (before chargeoffs or fair market value adjustments) were transferred to held for sale and either sold or transferred back to held for investment at bid prices. While there has been an increase in nonperforming loans, management believes the allowance is adequate based on our loan-by-loan analysis of the problem loans and considering the amount of collateral primarily related to loans secured by real estate. Management expects the work out of these loans to take some time, especially given the economic outlook for the state and the Bank’s relatively high balances of loans secured by real estate. These conditions are expected to result in the Bank maintaining high balances of nonperforming loans and are expected to continue to impact the provision for loan losses for the foreseeable future. Management continues to make oversight of these loans a priority and is working diligently to continue to proactively identify and manage problem credits.
Impaired loans, as defined by Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of Loan, totaled approximately $17,000,000 at December 31, 2007, and included nonaccrual other than homogenous residential and consumer loans, and $3,400,000 of commercial loans separately identified as impaired. Impaired loans totaled $15,500,000 at December 31, 2006, and $10,100,000 at December 31, 2005. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis. Impaired loans increased in 2007 due to higher nonaccrual loans. Impaired loan totals were also impacted by the loan sale as discussed above.
During 2007, the Bank charged off loans totaling $11,291,000 and recovered $385,000 for a net charge off amount of $10,906,000. The Bank had net charge offs totaling $2,155,000 in 2006 and $1,992,000 in 2005. Charge offs increased in 2007 primarily as a result of the weakened local economy which had a negative impact on our borrowers’ cash flow which then impacted their ability to repay their loan(s) according to their contractual terms and chargeoffs on loans transferred to the held for sale classification.
Since December 31, 2006, the Michigan economy, in general, and more specifically, the decline in real estate sales and valuations in southeast Michigan, significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, the local economies served by the Corporation have been adversely impacted by the continued downturn in the automotive market and related industries which, in turn, has caused a significant increase in loan delinquencies. Due to the relative high concentration of Corporation loans that are secured by real estate and the continued decline in real estate values during 2007, the Corporation has continued to experience an increase in nonperforming loans and impaired loans.
As a result of the deteriorating loan conditions, management in the second quarter of 2007 began the process of obtaining bids on $18,420,000 of loans which were transferred to the held for sale classification and had partial chargeoffs of $1,779,000 and writedowns to estimated fair value of $3,501,000 resulting in $13,140,000 of net loans transferred to held for sale at June 30, 2007. During the third quarter of 2007, $6,311,000 of additional loans were transferred to held for sale with $1,156,000 of partial chargeoffs and $1,101,000 of fair value adjustments for a net transfer of $4,054,000. During the third quarter, $9,779,000 of the loans were sold at a further loss of $1,107,000, which was recorded in the income statement under the caption “Loss on sale/writedown of commercial loans held for sale”, along with the net amount of commissions paid and recoveries on the loans of $58,000. The remaining $7,415,000 of loans classified as held for sale were transferred back to loans held for investment at their estimated fair value of $3,689,000, requiring a further impairment recognized in the third quarter of 2007 of $3,147,000, after consideration of $579,000 of payments received on these loans during the third quarter. This impairment was also recorded in the income statement as part of “Loss on sale/writedown of commercial loans held for sale”. Management subsequently decided not to sell these loans due to management’s intent to work out these loans internally rather than selling them at the current bid prices (in a very weak market for asset sales of this type). The loans were, in accordance with accounting guidance, written down to their estimated fair value of $3,689,000 based on the bids received. The loans were transferred back into loans held for investment at their fair value as management no longer has the intent to sell these loans. Management believes the impairment was reflective of further loan value deterioration during the third quarter due to general real estate market conditions and concerns in the wholesale market for asset sales of this type, as management had previously reduced the carrying amount of these loans to their estimated fair values at June 30, 2007 based on estimated bids provided by independent third party sources.

The allowance for loan losses totaled $10,314,000 at year end which was 2.96% of total loans, compared to $7,598,000 (1.98%) in 2006, and $6,991,000 (1.88%) in 2005. The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, and an analysis of the following environmental factors: delinquency trends, delinquency levels, concentrations of credit, economic trends, loan growth, and management changes. Management continues to refine its techniques in this analysis. Economic factors considered in arriving at the loan loss reserve adequacy as of December 31, 2007, included an uncertain interest rate environment, the unemployment rate, the overall economy, and declines in real estate values. When all environmental factors were considered, management determined that the $13,622,000 provision ($14,030,000 including the provision related to unfunded credit commitments) and resulting $10,314,000 allowance were appropriate. Due to the current economic condition and the decline in real estate values, the provision for loan losses in 2007 was impacted by the Bank’s concentration in real estate secured lending. This impact on the loan loss provision is expected to continue in 2008 unless there is a significant recovery of real estate values and the overall economy. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change, the provision and resulting allowance may also change. Additional discussion regarding the provision for loan losses can be found under “Provision for Loan Losses” in this Item 7.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is the Corporation’s critical accounting policy, for each of the years ended December 31:

	(dollars in thousands)
	2007	2006	2005	2004	2003
Loans:
Average daily balance of loans for the year	$375,037	$374,634	$366,877	$340,859	$340,384
Amount of loans outstanding at end of year	347,876	384,581	372,855	357,377	347,086
Components:
Allowance for loan losses
Balance, beginning of year	$7,598	$6,991	$6,093	$5,434	$5,794
Loans charged off:
Real estate mortgage	243	260	26	—	—
Commercial (1)	5,519	1,785	1,436	379	1,014
Consumer	860	619	792	543	269

Subtotal	6,622	2,664	2,254	922	1,283
Charge offs on loans transferred to held for sale (2)	4,669	—	—	—	—

Total chargeoffs	11,291	2,664	2,254	922	1,283
Recoveries to loans previously charged off:
Real estate mortgage	—	—	—	—	—
Commercial	146	283	120	70	112
Consumer	239	226	142	104	65

Total recoveries	385	509	262	174	177

Net loans charged off	10,906	2,155	1,992	748	1,106
Additions to allowance charged to operations	13,622	2,762	2,890	1,407	746

Balance, end of year	10,314	7,598	6,991	6,093	5,434

Reserve for unfunded credit commitments

Balance, beginning of year	331	454	307	524	—
Additions (reductions) to reserve charged to operations	408	(123)	147	(217)	524

Balance, end of year	739	331	454	307	524

Total allowance for loan losses and reserve for unfunded credit commitments	$11,053	$7,929	$7,445	$6,400	$5,958

Ratios:
Net loans charged off to average loans outstanding	2.91%	0.58%	0.54%	0.22%	0.32%
Allowance for loan losses to loans outstanding	2.96%	1.98%	1.88%	1.70%	1.57%

(1)	Partial charge offs of $2,934,831 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale.
The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(dollars in thousands)
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$9,274	89.9%	$6,675	85.5%	$5,864	81.9%	$4,877	80.3%	$5,027	80.1%
Consumer	609	5.9%	442	7.2%	850	9.7%	825	10.1%	101	10.1%
Real estate	431	4.2%	481	7.3%	277	8.4%	391	9.6%	306	9.8%

Total	$10,314	100.0%	$7,598	100.0%	$6,991	100.0%	$6,093	100.0%	$5,434	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of the credit commitments in each category to total credit commitments, as of December 31:

			(dollars in thousands)
	2007		2006			2005
	Amount	Percent	Amount	Percent	Amount		Percent
Commercial	$488	77.3%	$207	80.1%	$199		76.7%
Consumer	251	22.7%	124	19.9%	255		23.3%
Real estate	—	—	—	—	—		—

Total	$739	100.0%	$331	100.0%	$454		100.0%

Deposits
Deposit balances of $379,578,000 at December 31, 2007 were approximately $25,966,000 lower than the previous year end. Because year end deposit balances can fluctuate, it is more meaningful to analyze changes in average balances. Average deposits decreased 3.9% in 2007 compared to 2006. Average demand deposits decreased $5.8 million (8.8%) while average NOW, savings and money market deposit account (MMDA) balances decreased $8.8 million (5.8%). Average certificates of deposit decreased $1.3 million (.7%). Average noninterest bearing deposits decreased by 10.6% from 2005 to 2006, average NOW, savings, and MMDA balances fell 14.0% from 2005 to 2006, and average certificates of deposit grew 14.2% from 2005 to 2006.
The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(dollars in thousands)
	2007		2006		2005
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$59,734	0.00%	$65,492	0.00%	$73,243	0.00%
NOW	36,748	0.49%	39,568	0.38%	44,266	0.20%
Savings	38,656	0.50%	43,383	0.40%	50,018	0.25%
MMDA	67,473	3.09%	68,739	2.35%	82,062	1.44%
Time deposits	184,938	4.82%	186,192	4.26%	163,065	3.30%

Total	$387,549	2.93%	$403,374	2.45%	$412,654	1.64%

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2007.
The decline in NOW, savings, and MMDA was primarily in savings and NOW, which decreased 10.9% and 7.1%, respectively, on average from 2006 to 2007. MMDAs decreased 1.84% on average from 2006 to 2007. These declines are attributable to consumers’ continued preference for accounts with higher rates combined with competition in deposit rates in the market. Average personal and business MMDAs increased 12.5% on average, offset by a decrease in public MMDAs of 17.6% on average compared to 2006. From 2005 to 2006, there was a decline in NOW, savings, and MMDA primarily due to MMDAs decreasing 16.2% on average. This decline was attributable to consumers’ and business’ preference for time deposits in the higher rate environment. Average personal MMDAs decreased 23.6% while business accounts decreased 21.3% on average, and public MMDAs decreased 7.5% compared to 2005.
The majority of the Bank’s deposits are from core customer sources, representing long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The Bank does issue brokered certificates of deposit in the market to meet liquidity needs with alternative funding sources and had an average balance of brokered certificates in 2007 of $17.5 million compared to $27.4 million in 2006. As of December 31, 2007, $4.9 million of these brokered certificates were over $100,000 as compared to $9.8 million as of December 31, 2006.

Capital
The Corporation’s capital at year end totaled $40,627,000, a $9,365,000 (18.7%) decrease compared to capital of $49,992,000 at December 31, 2006 and $49,446,000 at December 31, 2005. Included in capital at December 31, 2007 is an $80,000 net of tax unrealized gain on investment securities available for sale.
During 2007, the Corporation repurchased 39,000 shares of its stock, under a share repurchase program approved by the Board of Directors in August, 2006 authorizing the repurchase of up to 100,000 shares. The Board authorized an additional share repurchase program for 100,000 shares on May 17, 2007, effective August 17, 2007 and expiring on August 17, 2008.
Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for “well capitalized” institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 5% for a well capitalized institution. The Bank’s leverage ratio was 9.6% at year end 2007. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 6% for a well capitalized institution. The Bank’s was 10.61% at year end 2007. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 10% for a well capitalized institution. The Bank’s total risk based capital ratio was 11.88% at year end 2007. The Bank’s capital ratios put it in the best classification on which the FDIC bases its assessment charge.
The following table lists various Bank capital ratios at December 31:

	Minimum Regulatory
	Ratio for Well Capitalized	2007	2006	2005
Average equity to average asset ratio	—	10.42%	10.86%	10.18%
Tier 1 leverage ratio	5.00%	9.60%	10.80%	10.58%
Tier 1 risk-based capital	6.00%	10.61%	12.31%	12.63%
Total risk-based capital	10.00%	11.88%	13.56%	13.89%
The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. In 2007, the Corporation paid dividends totaling $2,563,000. Book value of the stock was $13.34 at year end. In February 2008, the Corporation paid a dividend of $244,000 (or $0.08 per share). The holding company drew upon an unsecured line of credit with a correspondent bank to make the payment, due to the restrictions on the Bank’s ability to pay dividends. There can be no assurance that the Corporation will continue to pay dividends at that rate or any rate.
Liquidity and Funds Management
Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0). Additional requirements of the policy are that when credit available from the Federal Home Loan Bank of Indianapolis (FHLBI) is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets; and when brokered CDs and Federal Funds (Fed Funds) lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets will be required. As of December 31, 2007, the Bank had excess liquidity of at least 4.0% of assets under any of the above standards.
Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers.
It is the intention of the Bank’s management to handle unexpected liquidity needs through its Fed Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a $30,000,000 line of credit available at the FHLBI and the Bank has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. At December 31, 2007, the Bank had $9,152,000 in borrowings against the line. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker, pledging Treasury and Agency securities as collateral.

In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.
Throughout the past year, Fed Funds Sold balances averaged approximately $3,036,000. Periodically, the Bank borrowed money through the Fed Funds market and through short term advances from the FHLBI. Fed Funds Purchased balances averaged $2,050,000 and short term FHLBI advances averaged $4,868,000 for 2007.
Contractual Obligations and Commitments
The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2007:

	Within	One to	Three to	Over
(in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity(1)	$213,229	$—	$—	$—	$213,229
Consumer and brokered certificates of deposits(2)	150,954	14,976	4,829	21	170,780
Long term advances(3) (4)	780	8,875	—	—	9,655
Operating leases(5)	42	84	74	—	200
Purchase obligations(6)	129	29	29	—	187

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2007. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations.

(3)	Includes interest on fixed rates obligations.

(4)	See Note 9, “Other Borrowings,” in Notes to Consolidated Financial Statements.

(5)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.

(6)	Purchase obligations amounts relate to certain contractual payments for services provided for information technology, data processing, advertising, and training consultants.
The following table lists significant commitments by maturity date as of December 31, 2007:

	Within	One to	Three to	Over
(in thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial loans	$28,166	$9,309	$1,061	$—	$38,536
Commercial construction loans	2,984	1,208	—	—	4,192
Consumer loans	2,204	3,485	1,673	4,166	11,528
Standby letters of credit	2,317	11	—	—	2,328
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
Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. ALCO’s objective is to measure the affect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which reflects the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 17, “Financial Instruments with Off-Balance-Sheet Risk” in Notes to Consolidated Financial Statements).
The table below shows the scheduled maturity and repricing of the Bank’s interest sensitive assets and liabilities as of December 31, 2007:

	(dollars in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$98,136	$66,328	$154,781	$18,317	$337,562
Securities	6,529	7,748	18,285	6,070	38,632
Certificates of deposit	687	294	3,044	—	4,025
Short term investments	16,510	—	—	—	16,510

Total assets	$121,862	$74,370	$176,110	$24,387	$396,729

Liabilities:
NOW, savings, & MMDA	$86,400	$—	$—	$70,268	$156,668
Time deposits	59,338	88,430	18,616	20	166,404
FHLBI advances	355	—	8,797	—	9,152

Total liabilities	$146,093	$88,430	$27,413	$70,288	$332,224

Rate sensitivity GAP:
GAP for period	$(24,231)	$(14,060)	$148,697	$(45,901)
Cumulative GAP	(24,231)	(38,291)	110,406	64,505

December 31, 2007 cumulative rate sensitive ratio	0.83	0.84	1.42	1.19
December 31, 2006 cumulative rate sensitive ratio	0.99	0.85	1.51	1.23
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
In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 16% liability sensitive at year end, compared to 15% liability sensitive the previous year.
Because of the Bank’s liability sensitive position, if market interest rates decrease, this negative GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 200 basis point decrease in interest rates would reduce net interest income by approximately .4% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately .8% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a decline in interest rates.

The following table shows the fair market value for interest earning assets and interest bearing liabilities as of December 31, 2007 (on a taxable equivalent basis):

	(dollars in thousands)
	Carrying Value	Average Interest Rate	Estimated Fair Value
Assets:
Loans, net	$337,562	7.45%	$342,907
Securities	38,632	4.95%	38,839
Certificates of deposit	4,025	4.73%	4,025
Short term investments	16,510	4.87%	16,510

Liabilities:
NOW, savings, & MMDA	$156,668	1.72%	$156,668
Time deposits	166,404	4.82%	166,893
FHLBI advances	9,152	5.50%	9,229
Estimated fair value for securities are based on quoted market prices. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair value of other loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. Because they have a one day maturity, the carrying value is used as fair value for short term investments. The fair value of deposits with no stated maturity, such as NOW, savings, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit and FHLBI borrowings are estimated using rates currently offered for products with similar remaining maturities. Note 21, “Fair Value of Financial Instruments” in Notes to Consolidated Financial Statements for further discussion of fair market values.
RESULTS OF OPERATIONS
Net loss was $6,600,000 in 2007, a $12,200,000 decrease in profitability compared to net income of $5,600,000 in 2006. In 2006, our net income decreased $900,000 (14.2%) from the $6,500,000 reported in 2005.
The ratio of net income to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2007	2006	2005	2004	2003
Net income (loss) as a percent of:
Average common equity	-13.98%	11.06%	13.63%	14.51%	14.90%
Average total assets	-1.46%	1.20%	1.39%	1.41%	1.39%
Net Interest Income
Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following yield analysis shows that the Bank’s interest margin decreased 58 basis points in 2007 as a result of a decrease of 12 basis points in yield on earnings assets combined with an increase of 54 basis points in the interest cost on deposits and borrowings. In 2006, the interest margin decreased 13 basis points in 2006 as a result of an increase of 60 basis points in yield on earning assets, offset by an increase of 93 basis points in the interest cost on deposits and borrowings.

The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2007, 2006, and 2005.
Yield Analysis of Consolidated Average Assets and Liabilities

	(dollars in thousands)
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Short term investments	$3,091	$150.6	4.87%	$3,253	$151.7	4.66%	$9,930	$309.5	3.12%
Certificates of deposit	3,998	189.2	4.73%	6,164	264.4	4.29%	6,551	201.1	3.07%
Securities: Taxable	29,795	1,324.8	4.45%	43,361	1,665.7	3.84%	48,272	1,821.4	3.77%
Tax-exempt (1)	16,021	941.5	5.88%	17,118	1,048.3	6.12%	16,029	1,048.3	6.54%
Commercial loans (2)(3)	324,097	23,988.5	7.40%	312,308	24,572.5	7.87%	297,423	21,673.2	7.29%
Consumer loans (2)(3)	24,522	2,160.4	8.81%	31,874	2,699.8	8.47%	36,259	2,760.9	7.61%
Mortgage loans (2)(3)	26,418	1,774.0	6.71%	30,452	1,842.3	6.05%	33,195	1,954.6	5.89%

Total earning assets and total interest income	427,942	$30,529.0	7.13%	444,530	$32,244.7	7.25%	447,659	$29,769.0	6.65%
Cash and due from banks	8,914			10,703			11,352
All other assets	19,845			17,196			16,940
Allowance for loan losses	(8,940)			(7,324)			(6,743)

Total assets	$447,761			$465,105			$469,208

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOW	$36,748	$181.5	0.49%	$39,568	$148.4	0.38%	$44,266	$88.8	0.20%
Savings	38,656	192.7	0.50%	43,383	173.2	0.40%	50,018	125.2	0.25%
MMDA	67,473	2,081.7	3.09%	68,739	1,613.5	2.35%	82,062	1,184.5	1.44%
Time deposits	184,938	8,910.4	4.82%	186,192	7,936.0	4.26%	163,065	5,374.4	3.30%
Short term borrowings	6,918	371.3	5.37%	5,696	313.5	5.50%	2,611	78.0	2.98%
FHLBI long term advances	2,504	147.1	5.88%	1,496	110.4	7.38%	2,688	203.1	7.56%

Total interest bearing liabilities and total interest expense	337,237	11,884.7	3.52%	345,074	10,295.0	2.98%	344,710	7,054.0	2.05%

Noninterest bearing deposits	59,734			65,492			73,243
All other liabilities	3,905			4,011			3,507
Shareholders’ equity	46,885			50,528			47,748

Total liabilities and shareholders’ equity	$447,761			$465,105			$469,208

Interest spread			3.61%			4.27%			4.60%

Net interest income-FTE		$18,644.3			$21,949.7			$22,715.0

Net interest margin			4.36%			4.94%			5.07%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, average non-accruing loans of $14,159,000 in 2007, $7,539,000 in 2006 and $3,359,000 in 2005 are included in the average daily loan balance.

(3)	Interest on loans includes origination fees totaling $328,000 in 2007, $507,000 in 2006, and $644,000 in 2005.
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

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	(dollars in thousands)
	Year ended December 31, 2007			Year ended December 31, 2006
	compared to			compared to
	Year ended December 31, 2006			Year ended December 31, 2005
	Amount of Increase (Decrease) Due to Change in
			Total Amount			Total Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	Decrease	Volume	Rate	Decrease
Interest Income:
Short term investments	$(8)	$6	$(2)	$(208)	$50	$(158)
Certificates of deposit	(93)	18	(75)	(12)	75	63
Securities:
Taxable	(521)	181	(340)	(185)	29	(156)
Tax exempt	(67)	(40)	(107)	75	(75)	0
Loans	31	(1,223)	(1,192)	558	2,168	2,726

Total interest income	$(658)	$(1,058)	$(1,716)	$228	$2,247	$2,475

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$(112)	$633	$521	$(196)	$732	$536
Time deposits	(53)	1,028	975	762	1,800	2,562
Short term borrowings	67	(10)	57	92	144	236
FHLBI advances	74	(38)	36	(90)	(3)	(93)

Total interest expense	$(24)	$1,613	$1,589	$568	$2,673	$3,241

Net interest income (FTE)	$(634)	$(2,671)	$(3,305)	$(340)	$(426)	$(766)
Tax equivalent net interest income decreased $3,305,000 in 2007. The decrease was the result of a $1,589,000 increase in interest expense and a $1,716,000 decrease in interest income. The decrease in interest income is attributable to a decrease in average earning assets of $16,588,000 during the year and a decrease of 12 basis points in the interest rate earned on assets. The increase in interest expense reflects an increase in rates paid, only partially offset by a decrease in interest bearing liabilities.
Tax equivalent loan interest income was $1,192,000 lower in 2007 than the previous year. The decrease was due to a decrease of 32 basis points in the rate of interest earned on loans partially offset by an increase in average balances $403,000 in 2007. The decrease in rates is due to the prime rate decreasing 100 basis points during 2007. In 2006, tax equivalent loan interest was $2,726,000 higher than 2005 due to an increase of 58 basis points in the rate of interest earned on loans and an increase of $7,757,000 in the average loan balances.
Income on taxable securities decreased $340,000 in 2007 due to a $13,566,000 decrease in average balances partially offset by an increase of 61 basis points in the yield. Tax equivalent income on tax-exempt bonds decreased $107,000 in 2007 due to a decline of 24 basis points in yield and a $1,097,000 decrease in average balances. The decrease in yields was the result of (i) the maturity and/or calls on bonds that were purchased at slightly higher rates than that of the average portfolio and (ii) the flatness of the yield curve during 2007. Interest income on short term investments decreased $2,000 due to a decrease of $162,000 in average balances only partially offset by an increase in yield of 21 basis points. The average balance of purchased certificates decreased $2,166,000. The interest yield on these certificates increased 44 basis points primarily the result of the certificates purchased in 2007, which had higher rates than those in earlier years.
Interest expense increased $1,589,000 in 2007 because interest rates increased 54 basis points which were only partially offset by average balance decreases of $7,837,000. The interest cost for NOW, savings and MMDA accounts increased $521,000 because the interest rate paid was 44 basis points higher even though average balances decreased $8,813,000.

Interest on time deposits decreased $975,000 as a result of a decrease in average balances of $1,254,000 offset by an increased interest rate of 56 basis points. Fed funds sold and short term advances from the FHLBI were used throughout the year ended 2007. The Bank entered into a long term borrowing with the FHLBI in 2000, which is an amortizing loan and had a balance of $1,152,000 at December 31, 2007. The Bank entered into a $8,000,000 advance in November 2007, which is an interest only advance. This advance matures in February 2009.
During 2007, net interest margin fell from 4.37% reported for the quarter ended March 31, 2007 to 4.18% for the quarter ended December 31, 2007. Recent cuts in the prime lending rate may continue to put pressure on the net interest margin as competition for loans and deposit balances and the corresponding rates on these products remains high.
In 2006, net interest income had decreased $766,000. The decrease in net interest income was the result of a $2,475,000 increase in interest income offset by a increase in interest expense of $3,241,000. The increase in interest income in 2006 was due to lower average earning assets of $3,129,000 offset by an increase in yield of 60 basis points. The increase in interest expense was the result of a 93 basis increase in rates paid and an increase of $364,000 in average interest bearing liabilities.
The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2007	2006	2005
As a percent of average earning assets:
Loans	87.64%	84.28%	81.96%
Securities	10.71%	13.60%	14.36%
Certificates of deposit	0.93%	1.39%	1.46%
Short term investments	0.72%	0.73%	2.22%

Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	33.38%	34.12%	39.39%
Time deposits	43.21%	41.89%	36.43%
Short term borrowing	1.62%	1.28%	0.58%
FHLBI advances	0.59%	0.34%	0.60%

Average interest bearing liabilities	78.80%	77.63%	77.00%

Earning asset ratio	95.57%	95.58%	95.41%
Free-funds ratio	21.20%	22.37%	23.00%
Provision for Loan Losses
The provision for loan losses increased to $14,030,000 in 2007 compared to $2,639,000 in 2006 and $3,037,000 in 2005. At year end, the ratio of the allowance for loan loss to loans was 2.96%, compared to 1.98% in 2006 and 1.88% in 2005. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.
Noninterest Income
Noninterest income, which includes service charges on deposit accounts, loan fees, trust income, security transactions, gain (loss) on sale of assets, and other operating income decreased approximately $824,000 (20.4%) in 2007 compared to 2006 and increased approximately $211,000 (5.5%) in 2006 compared to 2005. In 2007, there was a decrease in noninterest income primarily due to a loss on securities of $548,000 combined with a decrease in service charges on deposit accounts and other fee income of $329,000. In 2006, the Bank had increased service charges on deposit accounts and other fee income of $173,000 from 2006 from 2005. Service charges and other fee income decreased to $3,308,000 (9.0%) in 2007 compared to $3,637,000 in 2006. In 2007, there was a decrease in service charges on business and other deposit accounts, commercial and consumer loan fees, and lower returned check fees. This was partially due to the waiving of service charges during the core system conversion in 2007 and fewer business deposit accounts. In 2006 the increase was primarily due to service charges on business deposit accounts, commercial loan fees and service charges, network and ATM fees. Trust income increased $68,000 in 2007 and increased $50,000 in 2006. Trust income in 2007 and 2006 included nonrecurring income of approximately $13,000 and $12,000, respectively. The $39,000 gain recognized on the sale of real estate mortgage loans in 2007 was $18,000 lower than gains realized in 2006 which were $5,300 lower than the gains realized in 2005. Lower sales volume in 2007 of $935,000 from 2006 which was down approximately $629,000 from 2005 caused the reduced gains on sale. There was a loss of $548,000 on the sale of securities in 2007 and there were no security sales in 2006 and 2005. During the third quarter of 2007, in an attempt to restructure the investment portfolio by selling all available for sale securities that matured after June 30, 2008, six agency securities and 24 mortgage-backed securities were sold at a net realized loss of $548,000 as reflected in the income statement as “Loss on available for sale securities”. The proceeds from the sale were reinvested in higher yielding agency and mortgage-backed securities in July 2007.
Noninterest Expense
Noninterest expense totaled $17,800,000, a 19.2% increase over expenses of $14,900,000, in 2006, compared to a 9.4% increase in 2006 from the $13,700,000 reported in 2005. In 2007, the primary reason for the increase in noninterest expense is the loss on loans held for sale of $4,300,000 which represents a $1,107,000 loss recorded on loans classified as held for sale at June 30, 2007 and subsequently sold, as well as the $3,147,000 attributable to the writedown on loans classified as held for sale at June 30, 2007 and then returned to the held for investment classification at their estimated fair value as of September 30, 2007. Noninterest expense, exclusive of the loss on sale of loans held for sale, amounted to $13,500,000 as compared to $14,939,000 in 2006. The most significant component of noninterest expense is salaries and employee benefits. In 2007, salaries and employee benefits decreased to $6,600,000 from $7,900,000 for 2006 due to decreased profit sharing expense of $1,038,000 (88.0%) and decreased salaries of $170,000 (3.2%) due to vacant positions. In 2006, salaries and employee benefit expense increased to $7,900,000 from the $7,200,000 reported in 2005 due to the filling of open positions. Occupancy expense increased $49,000 (4.2%) from 2006 due to higher facility service costs and property taxes. In 2006 occupancy expense decreased $39,000 (3.3%) due to lower facility service costs and property taxes. Equipment expense decreased $36,000 (6.9%) due to lower equipment maintenance and depreciation expense. In 2006, equipment expense decreased $65,000 (11.0%) due to lower equipment maintenance and depreciation expense. Professional and service fees increased $175,000 (9.4%) due to a consulting project related to the core system conversion and higher accounting fees. In 2006, professional and service fees increased $180,000 (10.7%) due to increased recruiting fees associated with filling open positions and management consulting projects including strategic planning, a branch study, and a compensation study. Computer service fees increased $211,000 (57.9%) due to the costs associated with the core conversion, doubling of maintenance costs on the core system and increased software maintenance costs. In 2006, computer service fees increased $20,000 (5.9%) due to a core system conversion fee paid in 2006. Printing and supplies increased $41,000 (15.2%) primarily due to supplies related to the core system conversion. In 2006, printing and supplies expense decreased $47,000 (14.8%) due to fewer customer mailings compared to 2005. Advertising expense decreased $146,000 (47.6%) due to not renewing the Corporation’s outside advertising agency contract, which was on a retainer basis, and fewer promotions. In 2006, advertising expense increased $68,000 (28.5%) due to outsourcing advertising to an agency starting in June 2006. Other expenses decreased $425,000 (19.4%) due to a decrease in charitable contributions, appraisal fees, state taxes, lower losses on the sale of other real estate owned and the partial reversal of an accrual for a legal settlement which was recorded in the fourth quarter of 2006 and settled for a lesser amount in the first quarter of 2007. These decreases were partially offset by increased amortization expense related to the new core system. In 2006, other expenses increased $426,000 (24.2%) due to recording fair market adjustment write downs of $311,000 on properties included in other real estate owned and recording a $128,000 expense related to a legal settlement. In 2008, the Corporation will pay higher FDIC premiums as the credit the Corporation received from the FDIC will have been utilized to offset premiums in mid 2008, resulting in approximately $100,000 more in premiums for 2008. The Corporation will also be paying higher state taxes as the Michigan Single Business Tax has been replaced with the Michigan Business Tax, which is estimated to be $50,000-$100,000 of additional expense in 2008 for the Corporation.
Federal Income Tax Expense
Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. Income tax expense decreased $6,173,000 to a credit of $3,782,000 in 2007. Income taxes in 2006 decreased $493,000 (17.1%) to $2,390,000 from $2,884,000 in 2005. The effective rate was 36.6%, 30.0% and 30.7% in 2007, 2006 and 2005, respectively. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.
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
Our methodology for determining the allowance and related provision for loan losses and reserve for unfunded credit commitments is described above in “Financial Condition — Loans”. In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. Should the factors noted above and as described in Note 1, “Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, differ from our assumptions (for example, an increase in past due loans, deterioration of the economy), our allowance for loan losses would likely be adversely impacted. It is extremely difficult to precisely measure the amount of losses that may be inherent in our loan portfolio. We attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses inherent in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different from the levels that we have recorded.
Impact of New Accounting Standards
See Note 25, “Impact of New Accounting Standards,” in Notes to Consolidated Financial Statements for discussion of new accounting standards and their impact.
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
Howell, Michigan
We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Corporation changed its method of quantifying misstatements of prior year financial statements. The Corporation adopted the dual method as required by SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2008 expressed an unqualified opinion thereon.
Grand Rapids, Michigan
March 6, 2008

BDO Seidman, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
FNBH Bancorp, Inc.
Howell, Michigan
We have audited FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNBH Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, FNBH Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 6, 2008 expressed an unqualified opinion thereon.
Grand Rapids, Michigan
March 6, 2008

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$13,400,674	$16,373,845
Short term investments	16,509,953	2,747,642

Total cash and cash equivalents	29,910,627	19,121,487

Certificates of deposit	4,025,000	4,711,000
Investment securities:
Investment securities held to maturity, net (fair value of $15,600,812 at December 31, 2007 and $17,030,269 at December 31, 2006)	15,394,165	16,808,685
Investment securities available for sale, at fair value	14,005,338	24,480,256
Mortgage-backed/CMO securities available for sale, at fair value	8,237,772	11,930,591
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	38,632,225	54,214,482

Loans held for investment:
Commercial	301,027,391	328,665,048
Consumer	21,887,904	27,720,360
Real estate mortgage	24,960,574	28,195,754

Total loans held for investment	347,875,869	384,581,162
Less allowance for loan losses	(10,314,161)	(7,597,900)

Net loans held for investment	337,561,708	376,983,262

Premises and equipment, net	9,138,784	9,704,111
Other real estate owned, held for sale	1,523,079	1,629,250
Accrued interest and other assets	12,103,045	7,532,112

Total assets	$432,894,468	$473,895,704

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$56,505,803	$62,681,088
NOW	35,027,009	41,275,379
Savings and money market	121,641,368	113,906,147
Time deposits	159,357,927	170,126,892
Brokered certificates of deposit	7,046,389	17,554,785

Total deposits	379,578,496	405,544,291
Other borrowings	9,152,190	13,480,813
Accrued interest, taxes, and other liabilities	3,536,600	4,878,126

Total liabilities	392,267,286	423,903,230
Stockholders’ Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,045,153 shares issued and outstanding at December 31, 2007 and 3,074,528 shares issued and outstanding at December 31, 2006	6,141,835	6,005,835
Retained earnings	33,545,396	43,625,997
Deferred directors’ compensation	859,609	725,186
Accumulated other comprehensive income (loss), net	80,342	(364,544)

Total stockholders’ equity	40,627,182	49,992,474

Total liabilities and stockholders’ equity	$432,894,468	$473,895,704

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
December 31, 2007, 2006, and 2005

	2007	2006	2005
Interest and dividend income:
Interest and fees on loans	$27,819,663	$28,986,420	$26,247,716
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMO’s	1,277,759	1,592,919	1,711,402
Obligations of states and political subdivisions	680,515	743,800	729,222
Corporate bonds	—	17,560	59,959
Other securities	47,070	54,202	50,004
Interest on certificates of deposit	189,233	264,410	201,076
Interest on short term investments	159,074	159,633	315,528

Total interest and dividend income	30,173,314	31,818,944	29,314,907

Interest expense:
Interest on deposits	11,366,317	9,871,304	6,772,924
Interest on other borrowings	518,395	423,970	281,073

Total interest expense	11,884,712	10,295,274	7,053,997

Net interest income	18,288,602	21,523,670	22,260,910

Provision for loan losses	14,029,666	2,639,000	3,037,000

Net interest income after provision for loan losses	4,258,936	18,884,670	19,223,910

Noninterest income:
Service charges and other fee income	3,308,113	3,636,856	3,464,122
Trust income	401,768	333,918	284,394
Gain on sale of mortgage loans	39,345	57,208	62,512
Loss on available for sale securities	(547,571)	—	—
Other	5,422	2,986	8,612

Total noninterest income	3,207,077	4,030,968	3,819,640

Noninterest expense:
Loss on sale/writedown of commercial loans held for sale	4,311,528	—	—
Salaries and employee benefits	6,644,273	7,925,738	7,230,103
Net occupancy expense	1,218,720	1,169,337	1,208,830
Equipment expense	487,532	523,726	588,251
Professional and service fees	2,035,141	1,859,736	1,680,037
Computer service fees	575,452	364,333	344,095
Printing and supplies	312,256	271,167	318,091
Director fees	300,428	335,087	286,660
Advertising	160,601	306,211	238,323
Other	1,759,179	2,183,885	1,758,253

Total noninterest expense	17,805,110	14,939,220	13,652,643

Income (loss) before federal income taxes (credit)	(10,339,097)	7,976,418	9,390,907

Federal income taxes (credit)	(3,782,909)	2,390,422	2,883,921

Net income (loss)	$(6,556,188)	$5,585,996	$6,506,986

Per share statistics:
Basic EPS	$(2.13)	$1.76	$2.03
Diluted EPS	$(2.13)	$1.76	$2.03
Dividends	$0.84	$0.84	$0.80
Basic average shares outstanding	3,074,732	3,177,093	3,200,146
Diluted average shares outstanding	3,074,732	3,177,146	3,200,518
See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2007, 2006, and 2005

				Accumulated
			Deferred	Other
	Common		Directors’	Comprehensive
	Stock	Retained Earnings	Compensation	Income (Loss)	Total
Balances at December 31, 2004	$5,858,133	$39,430,621	$455,481	$(28,187)	$45,716,048

Earned portion of long term incentive plan, net	83,880				83,880
Issued 3,687 shares for employee stock purchase plan	95,975				95,975
Issued 722 shares for current directors’ fees	20,765				20,765
Issued 986 shares for directors’ variable fee plan	29,787				29,787
Directors’ deferred compensation (4,105 stock units)			119,564		119,564
Comprehensive income:
Net income		6,506,986			6,506,986
Change in unrealized loss on investment securities available for sale, net of tax effect				(578,990)	(578,990)

Total comprehensive income					5,927,996
Cash dividends ($0.80 per share)		(2,547,690)			(2,547,690)

Balances at December 31, 2005	6,088,540	43,389,917	575,045	(607,177)	49,446,325

Cumulative effect adjustment — initial application of SEC Staff Accounting Bulletin No. 108		180,000			180,000

Balances at January 1, 2006	6,088,540	43,569,917	575,045	(607,177)	49,626,325

Earned portion of long term incentive plan, net	81,199				81,199
Issued 1,234 shares for employee stock purchase plan	30,623				30,623
Issued 270 shares for current directors’ fees	6,999				6,999
Issued 1,244 shares for directors’ variable fee plan	32,257				32,257
Directors’ deferred compensation (5,750 stock units)			150,141		150,141
Comprehensive income:
Net income		5,585,996			5,585,996
Change in unrealized loss on investment securities available for sale, net of tax effect				242,633	242,633

Total comprehensive income					5,828,629
Repurchase of common stock (117,700 shares)	(233,783)	(2,873,512)			(3,107,295)
Cash dividends ($0.84 per share)		(2,656,404)			(2,656,404)

Balances at December 31, 2006	6,005,835	43,625,997	725,186	(364,544)	49,992,474

Earned portion of long term incentive plan, net	130,832				130,832
Issued 1,186 shares for employee stock purchase plan	25,211				25,211
Issued 653 shares for current directors’ fees	12,998				12,998
Issued 1,141 shares for directors’ variable fee plan	30,020				30,020
Issued 685 shares for deferred directors’ fees	14,549		(14,549)		—
Directors’ deferred compensation (6,560 stock units)			148,972		148,972
Comprehensive income:
Net loss		(6,556,188)			(6,556,188)
Change in unrealized gain (loss) on investment securities available for sale, net of tax effect				83,489	83,489
Less reclassification adjustment for realized securities net loss included in net loss, net of tax effect				361,397	361,397

Total comprehensive loss					(6,111,302)
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($0.84 per share)		(2,563,418)			(2,563,418)

Balances at December 31, 2007	$6,141,835	$33,545,396	$859,609	$80,342	$40,627,182

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(6,556,188)	$5,585,996	$6,506,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	14,029,666	2,639,000	3,037,000
Loss on sale/writedown of commercial loans held for sale	4,311,528	—	—
Depreciation and amortization	935,722	923,942	984,021
Deferred income tax benefit	(192,769)	(217,783)	(503,802)
Net amortization on investment securities	13,806	8,830	15,183
Earned portion of long time incentive plan, net	130,832	81,199	83,880
Shares issued for current and variable directors’ compensation	43,018	39,256	50,552
Shares earned for deferred directors’ compensation	148,972	150,141	119,564
Loss on available for sale securities	547,571	—	—
Gain on sale of loans originated for sale	(39,346)	(57,208)	(62,512)
Proceeds from sale of loans originated for sale	2,712,726	5,050,710	6,102,540
Origination of loans held for sale	(2,673,380)	(5,005,968)	(5,788,325)
(Gain) loss on the sale of other real estate owned, held for sale	201,390	292,101	(20,507)
Loss on sale of land and facilities held for sale	—	—	2,595
Loss on disposal of equipment	18,951	—	19,990
Increase in accrued interest income and other assets	(3,998,342)	(686,391)	(338,394)
Increase (decrease) in accrued interest, taxes, and other liabilities	(1,749,526)	1,272,989	(103,130)

Net cash provided by operating activities	7,884,631	10,076,814	10,105,641

Cash flows from investing activities:
Purchases of available for sale securities	(16,412,592)	(1,860,624)	(5,119,280)
Purchases of held to maturity securities	(505,500)	(2,880,585)	(2,091,712)
Purchases of FHLBI stock	—	158,600	(22,900)
Proceeds from sales of available for sale securities	15,995,814	—	—
Proceeds from maturities and at-par calls of available for sale securities	13,532,844	8,285,762	3,000,000
Proceeds from mortgage-backed securities paydowns-available for sale	1,189,383	2,339,217	3,647,345
Proceeds from maturities and calls of held to maturity securities	1,895,000	2,475,000	1,666,000
Proceeds from sale of loans held for sale	8,763,632	—	—
Purchases of certificates of deposit	(2,651,000)	(2,944,000)	(10,600,000)
Maturity of certificates of deposit	3,337,000	5,399,000	9,525,000
Net (increase) decrease in loans	10,521,671	(15,851,925)	(18,690,040)
Proceeds from sale of other real estate owned, held for sale	2,107,838	741,632	1,043,955
Proceeds from sale of land and facilities held for sale	—	—	93,085
Capital expenditures	(998,351)	(340,442)	(382,966)

Net cash provided by (used in) investing activities	36,775,739	(4,478,365)	(17,931,513)

Cash flows from financing activities:
Net increase (decrease) in deposits	(25,965,795)	(16,541,296)	22,822,677
Proceeds from issuance of FHLBI note	8,000,000	—	—
Payments on FHLBI note	(328,623)	(304,281)	(3,281,742)
Proceeds from issuance of short term debt	53,000,000	42,500,000	11,000,000
Repayment of short term debt	(65,000,000)	(30,500,000)	(14,000,000)
Repurchase of common stock	(1,038,605)	(3,107,295)	—
Dividends paid	(2,563,418)	(2,656,404)	(2,547,690)
Shares issued for employee stock purchase plan	25,211	30,623	95,975

Net cash provided by (used in) financing activities	(33,871,230)	(10,578,653)	14,089,220

Net increase (decrease) in cash and cash equivalents	10,789,140	(4,980,204)	6,263,348

Cash and cash equivalents at beginning of year	19,121,487	24,101,691	17,838,343

Cash and cash equivalents at end of year	$29,910,627	$19,121,487	$24,101,691

Supplemental disclosures:
Interest paid	$11,736,225	$10,009,063	$6,813,756
Federal income taxes paid	1,672,230	2,097,919	3,546,682
Loans transferred to other real estate	2,203,057	1,983,249	968,181
Loans charged off	11,290,640	2,664,596	2,253,717
Loans, net of reserves, transferred to held for sale	17,194,017	—	—
Loans, net of reserves transferred to held for investment from held for sale	3,689,159	—	—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly owned subsidiaries, First National Bank in Howell) and H.B. Realty Co. All significant intercompany balances and transactions have been eliminated. FNBH Mortgage Company, formerly a wholly owned subsidiary of First National Bank in Howell was dissolved effective December 31, 2007. All assets and liabilities of the mortgage company were assumed by First National Bank in Howell.
First National Bank in Howell (Bank) is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, night depository, safe deposit box, U.S. Savings Bonds, and trust services. The Bank serves primarily five communities — Howell, Brighton, Green Oak Township, Hartland, and Fowlerville — all of which are located in Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.
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

(b)	Investment and Mortgage-Backed/CMO Securities

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

Loans are classified within loans held for investment when management has the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. The foreseeable future is a management judgment which is determined based upon the type of loan, business strategies, current market conditions, balance sheet management and liquidity needs. Management’s view of the foreseeable future may change based on changes in these conditions. When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from loans held for investment into held for sale. Loans are classified as held for sale when management has the intent and ability to sell or securitize. Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held for sale may be reclassified into loans held for investment. Loans transferred between loans held for sale and loans held for investment classifications are recorded at the lower of cost or market at the date of transfer.

Loans held for investment are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan origination fees and costs, the allowance for loan losses, and fair value adjustments, if any. Commercial loans included in loans held for sale are carried at the lower of cost or fair value applied on a loan by loan basis by type of loan. Mortgage loans in loans held for sale are carried at the lower of cost or fair market value applied on a net aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations. Management considers in its assessment the probability that buyer commitments may not close. In the absence of an active market, fair value is based upon a discounted cash flow model which utilizes inputs and assumptions which are believed to be consistent with market participant’s views.

When the Corporation sells a loan or group of loans which qualify as a sale pursuant to Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities, the loans are removed from the balance sheet and a gain or loss is recognized in loan sale revenue.

During the second quarter of 2007, the Corporation reclassified certain nonperforming loans originated for investment to the held for sale classification at their then estimated lower of cost or fair value due to its intent, at the time, to package and sell the loans in the secondary market. Certain of these loans were sold in the third quarter. Due to the prevailing secondary market conditions, which worsened during the third quarter when the final bids were received, the remaining balance of these loans, previously identified as held for sale, were determined by management to no longer be offered for sale. Based on the intent and ability of the Corporation to no longer sell these loans, they were transferred back to loans held for investment at their then estimated fair values based on the bids received. For purposes of reporting cash flows, the proceeds from the sale of the reclassified loans are included in cash flows from investing activities in the consolidated statement of cash flows in accordance with the requirements of FASB Statement No. 102, Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale — An Amendment of FASB Statement No. 95, such that these cash inflows are categorized consistent with the initial cash outflows related to these loans.

Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Net unamortized deferred loan fees amounted to $489,000 and $670,000 at December 31, 2007 and 2006, respectively.

Prior to December 2007, the Bank originated real estate mortgage loans for sale to the secondary market and sold the loans with servicing retained. Mortgage loans held for sale were carried at the lower of cost or market, determined on a net aggregate basis. Market was determined on the basis of delivery prices in the secondary mortgage market. When loans were sold, gains and losses were recognized based on the specific identification method. For purposes of reporting cash flows, cash outflows and inflows related to the origination and sale of loans originated for sale are classified as operating activities in the consolidated statement of cash flows.

The total cost of mortgage loans originated and sold was allocated between the loan servicing right and the mortgage loan, based on their relative fair values at the date of origination. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The Bank entered into interest rate lock commitments to originate loans at a rate determined prior to funding. Interest rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. At December 31, 2006 the fair value of interest rate lock commitments was insignificant. There were no interest rate lock commitments at December 31, 2007 as the Bank no longer originates mortgage loans for sale.

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

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to less than market rates due to a serious weakening of the borrower’s financial condition, loans 90 days past due and still accruing, and other real estate owned, which has been acquired primarily through foreclosure and is awaiting disposition.

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued but not yet collected is charged against current interest income. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable.

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

Other real estate owned at the time of foreclosure is recorded at the asset’s estimated fair market value, net of estimated disposal costs, establishing a new cost basis. Any write-downs at the time of foreclosure are charged to the allowance for loan losses. Expenses incurred in maintaining assets, adjustments to estimated disposal costs, and subsequent write-downs to reflect declines in value are charged to other noninterest expense.

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

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the consolidated financial statements as there were no unrecognized tax benefits at the time of adoption or during 2007. Interest or penalties related to unrecognized tax benefits will be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2003.

(j)	Stock-Based Compensation

At December 31, 2007 and 2006, the Corporation had two stock-based compensation plans, which are described more fully in notes 14 and 15.

(k)	Common Stock Repurchases

The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. The Board of Directors authorized a share repurchase program on March 16, 2006 for 100,000 shares that expired on March 16, 2007. The Board authorized another program on August 17, 2006 for an additional 100,000 shares that expired on August 17, 2007. For the year ended December 31, 2007, 39,000 shares were repurchased under the authorized plans. The cost of the repurchases approximated $1,039,000 at monthly weighted average prices ranging from $26.55 to $26.70 per share. For the year ended December 31, 2006, 117,700 shares were repurchased, 110,700 under the authorized plans. The other 7,000 shares had been approved by the Board for repurchase prior to approving an authorized share repurchase program. The cost of the repurchases approximated $3,107,000 at monthly weighted average prices ranging from $25.80 to $26.78 per share.

The Board of Directors authorized an additional share repurchase program on May 17, 2007 for 100,000 shares that expires on August 17, 2008. No shares have yet been repurchased under this program.

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

(o)	Reclassifications

Certain reclassifications in the prior years’ financial statements have been made to conform to the current year presentation.

(p)	Operating Segment

While the Corporation monitors revenue streams of the various products and services offered, the Corporation manages its business on the basis of one operating segment, banking, in accordance with the qualitative and quantitative criteria established by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
(2) Certificates of Deposit
At December 31, 2007, the scheduled maturities of certificates of deposit were:

Maturing in 2008	$981,000
Maturing in 2009	885,000
Maturing in 2010	1,962,000
Maturing in 2012	197,000

Total	$4,025,000

(3) Investment and Mortgage-Backed/CMO Securities
A summary of the amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2007 and 2006 follows:

	December 31, 2007				December 31, 2006
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	gross	gross	Fair	Amortized	gross	gross	Fair
	cost	gains	losses	value	cost	gains	losses	value
Held to maturity:
Obligations of state and political subdivisions	$15,394,165	$238,510	$(31,863)	$15,600,812	$16,808,685	$256,662	$(35,078)	$17,030,269

Total held to maturity	15,394,165	238,510	(31,863)	15,600,812	16,808,685	256,662	(35,078)	17,030,269

Available for sale:
U.S. Treasury and agency securities	13,889,560	134,767	(18,989)	14,005,338	24,870,214	—	(389,958)	24,480,256
Mortgage-backed/CMO securities	8,231,820	35,748	(29,796)	8,237,772	12,092,973	25,483	(187,865)	11,930,591

Total available for sale	22,121,380	170,515	(48,785)	22,243,110	36,963,187	25,483	(577,823)	36,410,847

Total securities	$37,515,545	$409,025	$(80,648)	$37,843,922	$53,771,872	$282,145	$(612,901)	$53,441,116

There were three agency securities and seven municipal securities in a continuous loss position for 12 months or more at December 31, 2007. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other-than-temporary impairment was recorded at December 31, 2007. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost. During the third quarter of 2007, six agency securities and 24 mortgage-backed securities were sold at the net realized loss of $547,571 as reflected in the income statement as “Loss on available for sale securities”. An impairment charge of $553,407 was recorded on these securities as of June 30, 2007. The proceeds from the sale were reinvested in higher yielding agencies and mortgage-backed securities in July 2007. There were no realized gains or losses recorded for 2006 or 2005.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at December 31, 2007 and 2006, by length of time that individual securities in each category have been in a continuous loss position:

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	gross	Fair	gross	Fair	gross	Fair
	losses	value	losses	value	losses	value
Held to maturity:
Obligations of state and political subdivisions	$(26,805)	$1,801,920	$(5,058)	$1,303,774	$(31,863)	$3,105,694

Available for sale:
U.S. Treasury and agency securities	$(2,420)	$887,580	$(16,569)	$4,982,991	$(18,989)	$5,870,571
Mortgage-backed securities	(29,796)	4,346,994	—	—	(29,796)	4,346,994

Total available for sale	$(32,216)	$5,234,574	$(16,569)	$4,982,991	$(48,785)	$10,217,565

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Gross	Fair	gross	Fair	gross	Fair
	Losses	value	losses	value	losses	value
Held to maturity:
Obligations of state and political subdivisions	$(15,379)	$2,071,039	$(19,699)	$1,817,883	$(35,078)	$3,888,922

Available for sale:
U.S. Treasury and agency securities	$—	$—	$(389,958)	$24,480,256	$(389,958)	$24,480,256
Mortgage-backed securities	(2,137)	651,764	(185,728)	8,307,957	(187,865)	8,959,721

Total available for sale	$(2,137)	$651,764	$(575,686)	$32,788,213	$(577,823)	$33,439,977

The amortized cost and approximate fair value of investment and mortgage-backed securities at December 31, 2007 and 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007		December 31, 2006
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
Held to maturity:
Due in one year or less	$2,303,497	$2,320,837	$1,894,917	$1,904,607
Due after one year through five years	3,668,097	3,726,734	5,650,096	5,729,168
Due after five years through ten years	2,604,102	2,625,732	2,606,373	2,617,116
Due after ten years	6,818,469	6,927,509	6,657,299	6,779,378

	$15,394,165	$15,600,812	$16,808,685	$17,030,269

Available for sale:
Due in one year or less	$5,889,560	$5,870,571	$13,495,406	$13,366,817
Due after one year through five years	—	—	11,374,808	11,113,439
Due after five years through ten years	8,000,000	8,134,767	—	—

	13,889,560	14,005,338	24,870,214	24,480,256
Mortgage-backed securities	8,231,820	8,237,772	12,092,973	11,930,591

	$22,121,380	$22,243,110	$36,963,187	$36,410,847

There were no proceeds from at-par calls of available for sale securities during 2007, 2006, and 2005.
The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders’ equity at December 31, 2007 and 2006 are as follows:

	2007		2006
	Amortized	Approximate	Amortized	Approximate
	cost	fair value	cost	fair value
State of Michigan	$10,506,107	$10,641,057	$11,035,793	$11,164,500
Investment securities, with an amortized cost of approximately $1,803,000 at December 31, 2007 and $1,476,000 at December 31, 2006, were pledged to secure public deposits and for other purposes as required or permitted by law.
The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at December 31, 2007 and 2006. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2007 and 2006, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed, by the issuer.
(4) Loans
Loans on nonaccrual status amounted to approximately $14,459,000, $12,199,000 and $5,234,000, at December 31, 2007, 2006, and 2005, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $714,000, $660,000, and $270,000 of interest income would have been recognized in 2007, 2006, and 2005, respectively. The Bank had no troubled-debt restructured loans at December 31, 2007 and 2006.
Details of past-due and nonperforming loans follow:

	90 days past due
	and still accruing interest			Nonaccrual
	2007	2006	2005	2007	2006	2005
Commercial and mortgage loans secured by real estate	$86,484	$275,077	$298,247	$14,271,517	$10,999,196	$5,072,970
Consumer loans	—	—	5,756	38,389	33,810	91,599
Commercial and other loans	27,451	12,639	86,595	149,307	1,165,809	69,502

Total	$113,935	$287,716	$390,598	$14,459,213	$12,198,815	$5,234,071

Impaired loans totaled $17.0 million, $15.5 million, and $10.1 million at December 31, 2007, 2006, and 2005, respectively. Specific reserves relating to these loans were $1.7 million, $2.0 million, and $2.1 million at December 31, 2007, 2006, and 2005, respectively. Average impaired loans for the years ended December 31, 2007, 2006, and 2005 were approximately $15.7 million, $11.9 million, and $8.3 million, respectively. Interest recognized under the cash basis as income on impaired loans during 2007, 2006 and 2005, while they were considered to be impaired, was not significant.
Loans serviced for others including commercial participations sold, were approximately $39.8 million, $45.7 million, and $48.9 million at December 31, 2007, 2006, and 2005, respectively.
The Bank capitalized $6,200, $12,000, and $22,000, in mortgage servicing rights and incurred approximately $59,000, $69,000, and $82,000, in related amortization expense during 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, these mortgage servicing rights had a net book value of $116,000 and $192,000, respectively, and fair value of approximately $325,000 and $360,000, respectively. The weighted average amortization period for mortgage servicing rights capitalized in 2007 is approximately 5.4 years. Mortgage loans with mortgage servicing rights capitalized totaled approximately $33.1 million at December 31, 2007 and $36.0 million at December 31, 2006. The valuation allowance for capitalized mortgage servicing rights was $23,000 at December 31, 2007 and $39,000 at December 31, 2006.

Future estimated aggregate amortization expense relating to the Bank’s mortgage servicing rights as of December 31, 2007 is as follows:

Year:
2008	$47,000
2009	34,000
2010	25,000
2011	12,000
2012	8,000
2013 and thereafter	13,000

Total	$139,000

(5) Allowance for Loan Losses and Reserve for Unfunded Credit Commitments
The following represents a summary of the activity in the allowance for loan losses and the reserve for unfunded credit commitments for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Components:
Allowance for loan losses
Balance, beginning of year	$7,597,900	$6,991,125	$6,092,949
Loans charged off:
Real estate mortgage	242,727	260,091	25,771
Commercial (1)	5,519,109	1,785,573	1,436,463
Consumer	859,754	618,932	791,483

Subtotal	6,621,590	2,664,596	2,253,717
Charge-offs on loans transferred to held for sale (2)	4,669,050	—	—

Total charge offs	11,290,640	2,664,596	2,253,717

Recoveries to loans previously charged off:
Real estate mortgage	—	—	—
Commercial	146,100	283,103	120,012
Consumer	239,135	226,268	141,881

Total recoveries	385,235	509,371	261,893

Net loans charged off	10,905,405	2,155,225	1,991,824

Additions to allowance charged to operations	13,621,666	2,762,000	2,890,000

Balance, end of year	10,314,161	7,597,900	6,991,125
Reserve for unfunded credit commitments
Balance, beginning of year	331,000	454,000	307,000

Additions (reductions) to reserve charged (credited) to operations	408,000	(123,000)	147,000

Balance, end of year	739,000	331,000	454,000

Total allowance for loan losses and reserve for unfunded credit commitments	$11,053,161	$7,928,900	$7,445,125

(1)	Partial charge offs of $2,934,831 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007.

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale.

(6) Premises and Equipment
A summary of premises and equipment, and related accumulated depreciation and amortization, at December 31, 2007 and 2006 follows:

	2007	2006
Land and land improvements	$2,937,115	$2,931,820
Premises	10,058,300	10,051,340
Furniture and equipment	4,036,723	3,980,914

	17,032,138	16,964,074
Less accumulated depreciation and amortization	(7,893,354)	(7,259,963)

Premises and equipment, net	$9,138,784	$9,704,111

(7) Other Real Estate Owned
At December 31, 2007, the Bank owned four foreclosed properties with a lower of cost or market value of $1,523,079. As of December 31, 2006, the Bank owned five foreclosed properties with a lower of cost or market value of $1,629,250. A gain or loss will be recognized upon the sale of the properties, which will be included as a component of noninterest income or expense.
(8) Time Certificates of Deposit
At December 31, 2007, the scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year were:

Year of maturity:
2009	$9,733,503
2010	4,318,964
2011	638,841
2012	3,924,507
2013 and thereafter	19,269

Total	$18,635,084

Included in time deposits are certificates of deposit and brokered certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2007 and 2006 are as follows:

	2007	2006
Three months or less	$23,969,487	$30,307,369
Three through six months	24,207,776	22,630,989
Six through twelve months	15,310,444	27,572,446
Over twelve months	8,056,613	8,951,554

Total	$71,544,320	$89,462,358

Interest expense attributable to the above deposits amounted to approximately $4,095,000, $3,967,000, and $2,810,000 in 2007, 2006, and 2005, respectively.

(9) Other Borrowings
The Bank has a borrowing capacity of approximately $30,000,000 with the FHLBI and had an advance outstanding balance of approximately $9,152,000 and $13,481,000 at December 31, 2007 and 2006, respectively. Variable-or fixed-rate advances are available with terms ranging from one day to 10 years. An outstanding advance requires 125% collateral coverage by one-to-four family whole-mortgage loans. A summary of outstanding advances at December 31, 2007, follows:

	Weighted
	average
Maturity	interest rate	Amount
Long term advances:
Fixed rate:
Within one year	7.29%	$354,913
Two years	4.61%	8,383,307
Three years	7.29%	413,970

Total advances		$9,152,190

In January 2008, FNBH Bancorp, Inc. signed an unsecured $650,000 line of credit agreement with a correspondent bank that matures in December 2008. The line calls for the payment of interest quarterly. The line is a variable rate line, with interest based on the prime lending rate.
(10) Federal Income Taxes
Federal income tax expense (benefit) consists of:

	2007	2006	2005
Current	$(3,975,678)	$2,608,205	$3,387,723
Deferred	192,769	(217,783)	(503,802)

Total federal income tax	$(3,782,909)	$2,390,422	$2,883,921

Federal income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2007	2006	2005
Computed “expected” tax expense	$(3,515,293)	$2,711,982	$3,192,908
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(275,995)	(318,109)	(325,188)
Other, net	8,379	(3,451)	16,201

Total federal income tax	$(3,782,909)	$2,390,422	$2,883,921

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,946,046	$2,354,604
Deferred directors’ fees	292,286	246,579
Premises and equipment	222,568	148,104
Supplemental retirement plan	215,186	145,964
Unrealized loss on securities available for sale	—	187,795
Other	85,969	188,084

Total gross deferred tax assets	2,762,055	3,271,130
Deferred tax liabilities:
Deferred loan fees	(90,842)	(181,259)
Unrealized gain on securites available for sale	(41,388)	—
Other	(139,267)	(177,361)

Total gross deferred tax liabilities	(271,497)	(358,620)

Net deferred tax asset	$2,490,558	$2,912,510

The deferred tax assets are subject to certain asset realization tests. Management believes no valuation allowance is required at December 31, 2007, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences.
Effective January 1, 2006, in accordance with the adoption of SEC Staff Accounting Bulletin (SAB) 108, Quantifying Misstatements in Financial Statements, the Corporation recorded a $180,000 adjustment to beginning retained earnings to correct misstatements recorded in prior years relating to federal income taxes payable. The misstatements were made over a period of years and were immaterial to the results of operations for each year. SAB 108 was first effective for the Corporation for the year ended December 31, 2006. The SAB outlines an approach registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. The SAB requires the registrant to use a combination of the two approaches for quantifying misstatements that are currently used. This “dual” approach requires the registrant to quantify and evaluate errors using both an income statement and a balance sheet assessment of any misstatement.
(11) Related Party Transactions
Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2007 and 2006. Deposits from such individuals and their related interests totaled approximately $2.0 million at December 31, 2007 and $1.3 million at December 31, 2006. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk. Loans to related parties are summarized below for the periods indicated:

	2007	2006
Balance at beginning of year	$4,598,800	$6,075,400
New loans and related parties	557,509	1,225,200
Loan repayments	(253,059)	(2,701,800)

Balance at end of year	$4,903,250	$4,598,800

(12) Leases
The Bank has a noncancelable operating lease that provides for renewal options.
Future minimum lease payments under the noncancelable lease as of December 31, 2007, are as follows:

Year ending December 31:
2008	$42,000
2009	42,000
2010	42,000
2011	42,000
2012	31,500

Total lease payments	$199,500

Rental expense charged to operations in 2007, 2006, and 2005 amounted to approximately $58,000, $60,000, and $59,000, respectively, including amounts paid under short term, cancelable leases.
(13) Retirement Plan
The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. The plan expense of the Bank for 2007, 2006, and 2005 was approximately $365,000, $374,000, and $370,000, respectively.
(14) Long Term Incentive Plan
Under its Long-Term Incentive Plan (the “Plan”) the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the plan to date. The restricted stock awards have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000. A summary of the activity under the Plan for the years ended December 31, 2007 is presented below:

		2007
		Weighted-Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Outstanding at January 1,	4,100	$26.93
Granted	7,353	25.95
Vested	(4,953)	26.41
Forfeited	(1,393)	25.80

Outstanding at December 31,	5,107	$26.32

The total fair value of awards granted during the years ended December 31, 2007, 2006 and 2005 were $190,800, $58,200 and $70,200, respectively. The total fair value of the awards vested during the years ended December 31, 2007, 2006 and 2005 were $130,800, $81,200 and $83,880, respectively. As of December 31, 2007, there was $134,400 of total unrecognized compensation cost related to non-vested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.29 years.
(15) Directors’ Stock Fee Plan
Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. Nonemployee directors may elect to participate in this plan in lieu of all or a portion of fees payable to them as directors (“plan fees”). The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts, (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2007, 2006, and 2005 amounted to $134,000, $150,000, and $120,000, respectively.
Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2007, there were approximately 27,800 shares earned and available for distribution in the fixed-fee deferred stock accounts.
Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2007, there were approximately 7,800 shares earned and available for distribution in the variable-fee deferred stock accounts.
(16) Employees’ Stock Purchase Plan
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
(17) Financial Instruments with Off-Balance-Sheet Risk
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
Financial instruments whose contract amounts represent credit risk at December 31, 2007 and 2006 are as follows:

	2007	2006
Consumer	$11,527,801	$11,690,317
Commercial construction	4,192,251	8,564,026
Commercial	38,536,279	49,405,506

Total credit commitments	$54,256,331	$69,659,849

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

As of December 31, 2007 and 2006, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $2,328,000 and $3,276,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2007 and 2006, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.
(18) Capital
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

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the following table as of December 31, 2007 and 2006:

					To be well capitalized
			Minimum for		under prompt corrective
	Actual		capital adequacy purposes		action provision
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$45,306,000	11.88%	$30,497,000	8%	$38,122,000	10%
FNBH Bancorp	45,390,000	11.91%	30,497,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	40,463,000	10.61%	15,249,000	4%	22,873,000	6%
FNBH Bancorp	40,547,000	10.64%	15,249,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	40,463,000	9.60%	16,858,000	4%	21,073,000	5%
FNBH Bancorp	40,547,000	9.62%	16,858,000	4%	N/A	N/A

As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$55,200,000	13.56%	$32,558,000	8%	$40,697,000	10%
FNBH Bancorp	55,479,000	13.63%	32,558,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	50,078,000	12.31%	16,279,000	4%	24,418,000	6%
FNBH Bancorp	50,357,000	12.37%	16,279,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	50,078,000	10.80%	18,542,000	4%	23,177,000	5%
FNBH Bancorp	50,357,000	10.86%	18,546,000	4%	N/A	N/A
(19) Net Income per Common Share
Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares and deferred director fee stock units outstanding and potential common stock outstanding, such as shares of unvested restricted stock outstanding during the period, calculated under the treasury stock method.
The following table presents basic and diluted net income per share:

	2007	2006	2005
Weighted average basic shares outstanding	3,074,372	3,177,093	3,200,146
Effect of dilutive restricted stock	—	53	372

Weighted average diluted shares outstanding	3,074,372	3,177,146	3,200,518

Net income (loss)	$(6,556,188)	$5,585,996	$6,506,986

Basic net income (loss) per share	$(2.13)	$1.76	$2.03
Diluted net income (loss) per share	$(2.13)	$1.76	$2.03

Anti-dilutive shares excluded from diluted calculation	5,107	1,722	2,015
(20) Contingent Liabilities
The Corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Corporation’s financial position or results of operations.

(21) Fair Value of Financial Instruments
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

The estimated fair values of the Corporation’s financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:

Cash and cash equivalents	$29,911,000	$29,911,000	$19,121,000	$19,121,000
Certificates of deposit	4,025,000	4,025,000	4,711,000	4,711,000
Investment and mortgage-backed securities	37,637,000	37,844,000	53,219,000	53,441,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	337,562,000	342,907,000	376,983,000	376,688,000
Accrued interest income	2,164,000	2,164,000	2,630,000	2,630,000

Financial liabilities:
Deposits:
Demand	$56,506,000	$56,506,000	$62,681,000	$62,681,000
NOW	35,027,000	35,027,000	41,275,000	41,275,000
Savings and money market accounts	121,641,000	121,641,000	113,906,000	113,906,000
Time deposits	159,358,000	159,824,000	170,127,000	169,644,000
Brokered certificates	7,046,000	7,069,000	17,555,000	17,514,000
Other borrowings	9,152,000	9,229,000	13,481,000	13,506,000
Accrued interest expense	1,248,000	1,248,000	1,099,000	1,099,000
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
(22) Dividend Restrictions
On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total dividends in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, there is no ability to pay dividends at December 31, 2007, without the prior approval of the OCC.

(23) Condensed Financial Information — Parent Company Only
The condensed balance sheets at December 31, 2007 and 2006, and the condensed statements of income and cash flows for the years ended December 31, 2007, 2006, and 2005, of FNBH Bancorp, Inc. follow:
Condensed Balance Sheets

	2007	2006
Assets:
Cash	$53,571	$22,216
Investment in subsidiaries:
First National Bank in Howell	40,543,394	48,908,786
H.B. Realty Co.	1,000	1,000
FNBH Mortgage Company, LLC	—	805,000
Other assets	29,999	255,472

Total assets	$40,627,964	$49,992,474

Liabilities and Stockholders’ Equity:
Other liabilities	$782	$—
Stockholders’ equity	40,627,182	49,992,474

Total liabilities and stockholders’ equity	$40,627,964	$49,992,474

Condensed Statements of Income

	Year ended December 31
	2007	2006	2005
Operating income:
Dividends from subsidiaries	$3,144,850	$5,548,912	$1,975,313

Total operating income	3,144,850	5,548,912	1,975,313

Operating expenses:
Administrative and other expenses	85,759	94,640	88,014

Total operating expenses	85,759	94,640	88,014

Income before equity in undistributed net income of subsidiaries	3,059,091	5,454,272	1,887,299
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	(9,615,279)	131,724	4,619,687

Net income (loss)	$(6,556,188)	$5,585,996	$6,506,986

Condensed Statements of Cash Flows

	Year ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(6,556,188)	$5,585,996	$6,506,986
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	225,473	(19,510)	23,145
Increase (decrease) in other liabilities	782	(3,021)	3,021
Change in long term incentive plan and deferred compensation	322,822	270,596	253,996
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	9,615,278	(131,724)	(4,619,687)

	10,164,355	116,341	(4,339,525)

Net cash provided by operating activities	3,608,167	5,702,337	2,167,461

Cash flows from investing activities:
Investments in and advancements to subsidiary, net	—	—	188,624

Net cash provided by (used in) investing activities	—	—	188,624

Cash flows from financing activities:
Dividends paid	(2,563,418)	(2,656,404)	(2,547,690)
Common stock issued	25,211	30,623	95,975
Repurchases of common stock	(1,038,605)	(3,107,295)	—

Net cash used in financing activities	(3,576,812)	(5,733,076)	(2,451,715)

Net increase (decrease) in cash	31,355	(30,739)	(95,630)
Cash at beginning of year	22,216	52,955	148,585

Cash at end of year	$53,571	$22,216	$52,955

(24) Quarterly Financial Data — Unaudited
The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2007
	March 31	June 30(1) (3)	September 30(2) (3)	December 31
Selected operations data:
Interest and dividend income	$7,877,499	$7,862,175	$7,439,273	$6,994,367
Net interest income	4,828,395	4,768,239	4,495,415	4,196,553
Provision for loan losses	939,000	6,534,666	4,364,000	2,192,000
Income (loss) before federal income taxes	1,368,813	(4,967,250)	(6,443,699)	(296,961)
Net income (loss)	979,124	(3,212,874)	(4,117,147)	(205,291)

Basic net income (loss) per share	0.32	(1.05)	(1.34)	(0.07)
Diluted net income (loss) per share	0.32	(1.05)	(1.34)	(0.07)
Cash dividends per share	0.21	0.21	0.21	0.21

	Quarters ended in 2006
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$7,878,354	$7,939,134	$8,005,475	$7,995,981
Net interest income	5,785,978	5,535,772	5,213,490	4,988,430
Provision for loan losses	600,000	754,000	785,000	500,000
Income before federal income taxes	2,306,927	1,935,617	2,001,409	1,732,465

Net income	1,602,748	1,353,597	1,398,688	1,230,963
Basic net income per share	0.50	0.42	0.44	0.40
Diluted net income per share	0.50	0.42	0.44	0.40
Cash dividends per share	0.21	0.21	0.21	0.21

(1)	Includes $553,000 of impairment on securities available for sale subsequently sold in the third quarter of 2007 at a loss.

(2)	Includes $4,312,000 of loss on sale/writedown of commercial loans held for sale related to loans sold in the third quarter as well as loans transferred from the held for sale classification back to held for investment at their current bid prices in the third quarter.

(3)	Includes partial chargedowns and fair market value adjustments of $7,537,000 on loans transferred to held for sale during the second and third quarters of 2007 recorded through the provision for loan losses.
(25) Impact of New Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS157-2. FSP FAS 157-2 defers the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Corporation’s financial statements or results of operations.
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
In December 2007, the FASB issued Statement No. 141(R), Business Combinations, to further enhance the accounting and financial reporting to related business combinations. This Statement establishes principles and requirements for how the acquirer in a business combinations (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling inters in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Corporation’s adoption of Statement No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
1. Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.
2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2007, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.
3. Attestation Report of the Registered Independent Public Accounting Firm. BDO Seidman, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Corporation for the year ended December 31, 2007, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. The report is set forth on page 34.
4. Change in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2007, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The information with respect to Directors and Nominees of the Registrant and compliance with Section 16(a) of the Exchange Act is set forth under the caption “Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the Commission relating to the April 16, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.
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
Corporate Governance
The information with respect to Corporate Governance is set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the April 16, 2008 Annual meeting of Shareholders, is incorporated herein by reference.
Item 11. Executive Compensation.
The information set forth under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Report” in our definitive proxy statement, to be filed with the Commission relating to the April 16, 2008 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Compensation Committee Report” is not deemed to be filed with the Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Ownership of Common Stock” on page 16 of the Corporation’s definitive proxy statement, to be filed with the Commission relating to the April 16, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

The following information is provided under Item 201(d):

Number of securities remaining
	Number of securities to be	Weighted - average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	243,312 (1)

Equity compensation plans not approved by shareholders	None	None	None

(1)	Includes 156,102 shares available under the Long Term Incentive Plan, 51,992 shares available under the Compensation Plan for Nonemployee Directors and 35,218 shares included under the Employee Stock Purchase Plan.
Item 13. Certain Relationships, Related Transactions and Director Independence.
The information set forth under the caption “Certain Transactions with Management” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the April 16, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Disclosure of Fees Paid to Our Independent Auditors” in our definitive proxy statement, to be filed with the Commission relating to the April 16, 2008 Annual Meeting of Shareholders, is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 10, 2008.
FNBH BANCORP, INC.

/s/ James R. McAuliffe	James R. McAuliffe, President & Chief Executive Officer
(Principal Executive Officer)

/s/ Janice B. Trouba	Janice B. Trouba, Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who’s signature appears below, hereby appoints James R. McAuliffe and Janice B. Trouba, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

	Signature	Date

W. Rickard Scofield, Chairman of the Board	/s/ W. Rickard Scofield	March 10, 2007

Randolph E. Rudisill, Vice Chairman of the Board	/s/ Randolph E. Rudisill	March 10, 2007

Athena Bacalis, Director	/s/ Athena Bacalis	March 10, 2007

Gary R. Boss, Director	/s/ Gary R. Boss	March 10, 2007

Barbara Draper, Director

Richard F. Hopper, Director	/s/ Richard F. Hopper	March 10, 2007

Dona Scott Laskey, Director	/s/ Dona Scott Laskey	March 10, 2007

James R. McAuliffe, Director	/s/ James R. McAuliffe	March 10, 2007

Dagmar K. Moore, Director	/s/ Dagmar K. Moore	March 10, 2007

John M. Pfeffer, Director	/s/ John M. Pfeffer	March 10, 2007

R. Michael Yost, Director	/s/ R. Michael Yost	March 10, 2007

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

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Bylaws of the Registrant	Exhibit 3.2 of Form 10

(4)	Form of Registrant’s Stock Certificate	Exhibit 4 of Form 10

Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

(10.3)	Amended and Restated Compensation Plan for Nonemployee Directors*	Appendix II of Proxy Statement dated March 15, 2002

(10.4)	FNBH Bancorp Inc Employees’ Stock Purchase Plan as amended January 20, 2005*	Exhibit 10 to Form 10-K dated March 7, 2006

(10.5)	Management Continuity Agreement For Casey Kondel*	Exhibit 10 to Form 10-Q dated August 9, 2007

(10.6)	Management Continuity Agreement For Robin C. Naudi*	Exhibit 10 to Form 8-K dated February 27, 2008

(10.7)	Management Continuity Agreements For Nancy Morgan and Janice B. Trouba*	Exhibit 10 to Form 8-K dated March 5, 2008

*  Represents a Compensation plan