Form 10-K/A
period 2007-12-31
FNBH BANCORP INC
filed 2008-04-16
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

EXPLANATORY NOTE

        FNBH Bancorp, Inc. (the "Corporation") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 12, 2008, in order to note that the dates of the directors' signatures shown on the signature page to the Annual Report on Form 10-K were incorrectly shown as March 10, 2007. The dates should have been shown as March 10, 2008, and are hereby corrected. This Amendment No. 1 does not modify or amend any Item of the Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 14, 2008.
FNBH BANCORP, INC.

/s/ James R. McAuliffe	James R. McAuliffe, President & Chief Executive Officer
(Principal Executive Officer)

/s/ Janice B. Trouba	Janice B. Trouba, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed herewith, indexed according to the applicable assigned number:
Exhibit
Number

(21)	Subsidiaries of the Registrant^

(23)	Consent of BDO Seidman, LLP^

(24)	Power of Attorney (included in signature section)^

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

^Exhibits previously filed by the Registrant on Form 10-K and incorporated by reference in this Form 10-K/A Amendment No. 1 to Annual Report.

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K/A Amendment No. 1 to Annual Report.

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