Form 10-Q
period 2008-03-31
FNBH BANCORP INC
filed 2008-05-09
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes [X]  No[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer [_]  Accelerated filer [X]  Non-accelerated filer [_]   Smaller Reporting Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_]  No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,056,392 shares of the Corporation’s Common Stock (no par value) were outstanding as of April 30, 2008.

TABLE OF CONTENTS

Page Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1
Consolidated Statements of Income for the three months ended
March 31, 2008 and 2007	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the three months ended March 31, 2008 and 2007	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	4
Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19

Part II. Other Information
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	20

Signatures	21

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007

Assets
Cash and due from banks	$8,885,129	$13,400,674
Short term investments	14,389,913	16,509,953

Total cash and cash equivalents	23,275,042	29,910,627
Certificates of deposit	4,613,000	4,025,000
Investment securities:
Investment securities held to maturity, net (fair value of $16,584,254
at March 31, 2008 and $15,600,812 at December 31, 2007)	16,303,214	15,394,165
Investment securities available for sale, at fair value	9,766,481	14,005,338
Mortgage-backed/CMO securities available for sale, at fair value	8,090,966	8,237,772
Preferred stock available for sale, at fair value	1,957,229	-
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	37,112,840	38,632,225
Loans held for investment:
Commercial	300,614,321	301,027,391
Consumer	20,855,148	21,887,904
Real estate mortgage	24,021,748	24,960,574

Total loans held for investment	345,491,217	347,875,869
Less allowance for loan losses	(10,175,285)	(10,314,161)

Net loans held for investment	335,315,932	337,561,708
Premises and equipment, net	8,994,450	9,138,784
Other real estate owned, held for sale	1,106,059	1,523,079
Accrued interest and other assets	10,622,336	12,103,045

Total assets	$421,039,659	$432,894,468

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$57,714,658	$56,505,803
NOW	34,711,399	35,027,009
Savings and money market	110,924,990	121,641,368
Time deposits	163,451,449	159,357,927
Brokered certificates of deposit	1,122,317	7,046,389

Total deposits	367,924,813	379,578,496
Other borrowings	8,997,277	9,152,190
Accrued interest, taxes, and other liabilities	2,984,434	3,536,600

Total liabilities	379,906,524	392,267,286
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,056,392 shares issued and outstanding at March 31, 2008 and 3,045,153 shares
shares issued and outstanding at December 31, 2007	6,178,317	6,141,835
Retained earnings	33,881,598	33,545,396
Deferred directors' compensation	859,795	859,609
Accumulated other comprehensive income, net	213,425	80,342

Total stockholders' equity	41,133,135	40,627,182

Total liabilities and stockholders' equity	$421,039,659	$432,894,468

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended March 31
	2008	2007

Interest and dividend income:
Interest and fees on loans	$6,019,184	$7,249,005
Interest and dividends on investment securities:
U.S. Treasury, agency securities, and CMOs	281,738	346,179
Obligations of states and political subdivisions	165,407	178,277
Preferred stock	16,854	-
Other securities	11,382	12,416
Interest on certificates of deposit	54,598	48,174
Interest on short term investments	146,584	43,448

Total interest and dividend income	6,695,747	7,877,499

Interest expense:
Interest on deposits	2,503,875	2,929,481
Interest on other borrowings	107,861	119,623

Total interest expense	2,611,736	3,049,104

Net interest income	4,084,011	4,828,395

Provision for loan losses	688,900	939,000

Net interest income after provision for loan losses	3,395,111	3,889,395

Noninterest income:
Service charges and other fee income	726,059	824,377
Trust income	100,347	93,469
Gain on sale of mortgage loans	-	19,206
Other	27,512	1,284

Total noninterest income	853,918	938,336

Noninterest expense:
Salaries and employee benefits	1,721,126	1,878,561
Net occupancy expense	356,550	303,352
Equipment expense	117,259	107,880
Professional and service fees	507,279	510,589
Computer service fees	129,537	125,308
Printing and supplies	105,968	52,171
Director fees	58,283	99,513
Advertising	56,002	71,928
Other	423,532	309,616

Total noninterest expense	3,475,536	3,458,918

Income before federal income taxes	773,493	1,368,813
Federal income taxes	193,622	389,689

Net income	$579,871	$979,124

Per share statistics:
Basic EPS	$0.19	$0.32
Diluted EPS	$0.19	$0.32
Dividends	$0.08	$0.21
Basic average shares outstanding	3,076,057	3,084,821
Diluted average shares outstanding	3,076,089	3,084,869

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2006	$6,005,835	$43,625,997	$725,186	$(364,544)	$49,992,474
Earned portion of long term incentive plan	95,034				95,034
Issued 413 shares for employee stock purchase plan	10,371				10,371
Issued 75 shares for current directors' fees	1,982				1,982
Directors' deferred compensation (1215 stock units)			32,107		32,107
Issued 685 shares for deferred directors' fees	14,549		(14,549)
Comprehensive income:
Net income		979,124			979,124
Change in unrealized loss on investment securities
available for sale, net of tax effect				72,750	72,750

Total comprehensive income					1,051,874
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($.21 per share)		(645,741)			(645,741)

Balances at March 31, 2007	$6,050,161	$42,998,385	$742,744	$(291,794)	$49,499,496

Balances at December 31, 2007	$6,141,835	$33,545,396	$859,609	$80,342	$40,627,182
Earned portion of long term incentive plan	13,678				13,678
Issued 258 shares for employee stock purchase plan	3,197				3,197
Issued 345 shares for current directors' fees	4,499				4,499
Directors' deferred compensation (1,173 stock units)			15,294		15,294
Issued 712 shares for deferred directors' fees	15,108		(15,108)		-
Comprehensive income:
Net income		579,871			579,871
Change in unrealized loss on investment securities
available for sale, net of tax effect				133,083	133,083

Total comprehensive income					712,954
Cash dividends ($.08 per share)		(243,669)			(243,669)

Balances at March 31, 2008	$6,178,317	$33,881,598	$859,795	$213,425	$41,133,135

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2008	2007

Cash flows from operating activities:
Net income	$579,871	$979,124
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	688,900	939,000
Depreciation and amortization	235,718	194,014
Deferred income tax expense	18,620	17,910
Net amortization on investment securities	5,083	1,686
Earned portion of long term incentive plan	13,678	95,034
Shares issued for current and variable directors' compensation	4,499	1,982
Shares earned for deferred directors' compensation	15,294	32,107
Gain on sale of loans originated for sale	-	(19,206)
Proceeds from sale of loans originated for sale	-	1,404,906
Origination of loans held for sale	-	(1,388,600)
(Gain) loss on the sale of other real estate owned, held for sale	(24,931)	41,219
Decrease in accrued interest income and other assets	1,325,856	125,976
Decrease in accrued interest, taxes, and other liabilities	(489,166)	(1,158,877)

Net cash provided by operating activities	2,373,422	1,266,275

Cash flows from investing activities:
Purchases of available for sale securities	(3,445,247)	-
Purchases of held to maturity securities	(1,005,204)	(351,428)
Proceeds from maturities and at-par calls of available for sale securities	5,890,000	2,032,844
Proceeds from mortgage-backed securities paydowns-available for sale	186,395	422,106
Proceeds from maturities and calls of held to maturity securities	90,000	330,000
Purchases of certificates of deposit	(1,275,000)	(295,000)
Maturity of certificates of deposit	687,000	1,080,000
Net (increase) decrease in loans	1,463,876	(5,207,932)
Proceeds from sale of other real estate owned, held for sale	471,951	714,881
Capital expenditures	(23,710)	(646,406)

Net cash provided by (used in) investing activities	3,040,061	(1,920,935)

Cash flows from financing activities:
Net increase (decrease) in deposits	(11,653,683)	29,360
Payments on FHLBI note	(354,913)	(328,623)
Proceeds from issuance of short term debt	200,000	17,815,106
Repayment of short term debt	-	(26,000,000)
Repurchase of common stock	-	(1,038,605)
Dividends paid	(243,669)	(645,741)
Shares issued for employee stock purchase plan	3,197	10,371

Net cash used in financing activities	(12,049,068)	(10,158,132)

Net decrease in cash and cash equivalents	(6,635,585)	(10,812,792)
Cash and cash equivalents at beginning of year	29,910,627	19,121,487

Cash and cash equivalents at end of period	$23,275,042	$8,308,695

Supplemental disclosures:
Interest paid	$2,915,357	$2,892,507
Net federal income taxes (refunded) paid	(809,000)	608,230
Loans transferred to other real estate	30,000	35,000
Loans charged off	1,014,746	726,657

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of March 31, 2008 and consolidated results of operations and cash flows for the three months ended March 31, 2008 and 2007.

2.     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2007 Annual Report contained in the Corporation’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income generated during the respective periods.

5.     Investment and Mortgage-Backed/CMO Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed/CMO securities at March 31, 2008 and December 31, 2007 follows:

	March 31, 2008				December 31, 2007

	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	16,303,214	$335,992	$(54,952)	$16,584,254	$15,394,165	$238,510	$(31,863)	$15,600,812

Total held to maturity	16,303,214	335,992	(54,952)	16,584,254	15,394,165	238,510	(31,863)	15,600,812

Available for sale:
U.S Treasury and agency
securities	9,498,750	270,502	(2,771)	9,766,481	13,889,560	134,767	(18,989)	14,005,338
Mortgage-backed/CMO
securities	8,046,057	53,388	(8,479)	8,090,966	8,231,820	35,748	(29,796)	8,237,772
Preferred stock securities (1)	1,946,497	10,732	-	1,957,229	-	-	-	-

Total available for sale	19,491,304	334,622	(11,250)	19,814,676	22,121,380	170,515	(48,785)	22,243,110

Total securities	35,794,518	$670,614	$(66,202)	$36,398,930	$37,515,545	$409,025	$(80,648)	$37,843,922

(1)     Represents preferred stock issued by Freddie Mac and Fannie Mae.

There were no securities in a continuous loss position for 12 months or more at March 31, 2008. As of December 31, 2007, there were three agency securities and seven municipal securities in a continuous loss position for 12 months or more and no other-than-temporary impairment was recorded.

The following is a summary of the unrealized losses and fair value of the securities available for sale portfolio at March 31, 2008 by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		March 31, 2008 12 months or more		Total

	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Held to maturity:
Obligations of state and
political subdivisions	$(54,952)	$2,227,923	$-	$-	$-	$(54,952)

Available for sale:
U.S. Treasury and agency
securities	$(2,771)	$495,979	$-	$-	$(2,771)	$495,979
Mortgage-backed/CMO
securities	(8,479)	4,308,771	-	-	(8,479)	4,308,771

Total available for sale	$(11,250)	$4,804,750	$-	$-	$-	$(11,250)

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $15,772,000 at March 31, 2008, $14,573,000 at December 31, 2007, and $12,791,000 at March 31, 2007. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

7.     Effective January 1, 2008, the Corporation implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, relating to its financial assets and liabilities. Statement No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include U.S. government and agency securities and other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include private collateralized mortgage obligations, municipal bonds and preferred stock securities. The Corporation has no Level 3 securities.

Securities held to maturity. Securities held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The fair value of held to maturity securities, as disclosed in the accompanying consolidated financial statements, is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models.

Loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, the Corporation records nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. At time of foreclosure, foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets, establishing a new cost basis. At that time, they are reported in the Corporation’s fair value disclosures related to nonfinancial assets.

Mortgage servicing rights (MSRs). MSRs are carried at the lower of cost or fair value, and therefore can be subject to the fair value measurements on a nonrecurring basis. MSRs do not trade in an active market with readily observable prices. Accordingly, the Corporation determines the fair values of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. Fair value measurements of the Corporation’s MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. MSRs are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$19,814,676	$13,548,676	$6,266,000	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Impaired loans (1)	$5,833,851	--	--	$5,833,851	$171,892	(2)

(1)	Represents carrying value and related write-downs pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other nonobservable inputs.

(2)	Represents changes in specific reserves on impaired loans net of chargeoffs which impacts the allowance for loan losses.

Nonfinancial Assets and Liabilities Subject to FSP FAS 157-b Deferral Provisions

The Corporation will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. The Corporation measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and (2) foreclosed assets.

8.     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and deferred director fee stock units outstanding and potential common stock outstanding during the period, plus the effect of common stock equivalents (e.g. unvested restricted shares) that are dilutive, calculated under the treasury stock method.

The following table presents basic and diluted earnings per share:

	First Quarter
	2008	2007

Weighted average basic shares outstanding	3,076,057	3,084,821
Effect of dilutive restricted stock	32	48

Weighted average diluted shares outstanding	3,076,089	3,084,869

Net income	$579,871	$979,124
Basic earnings per share	$0.19	$0.32
Diluted earnings per share	$0.19	$0.32

9.     Under the Long-Term Incentive Plan (the “Plan”), the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the Plan to date. The restricted stock awards have a five-year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000.

A summary of the activity under the Plan for the three months ended March 31, 2008 and 2007 is presented below:

	2008		2007

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1,	5,107	$26.32	4,100	$26.93
Granted	10,272	13.00	3,146	26.46
Vested	(520)	26.38	(3,602)	26.37
Forfeited	(348)	25.66	(259)	26.84

Outstanding at March 31,	14,511	$16.91	3,385	$27.08

The total fair value of awards granted during the three months ended March 31, 2008 and 2007 was $133,536 and $83,243 respectively. The total fair value of the awards vested during the three months ended March 31, 2008 and 2007 was $13,678 and $95,034, respectively. As of March 31, 2008, there was $245,322 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 4.3 years.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2008 and 2007, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

	First Quarter
Earnings (in thousands except per share data)	2008	2007

Net income	$580	$979
Basic earnings per share	$0.19	$0.32
Diluted earnings per share	$0.19	$0.32

Net income for the three months ended March 31, 2008 as compared to the same period last year, was negatively affected by lower interest income on loans due to lower average balances and lower yields, lower noninterest income and higher noninterest expense. These unfavorable variances were partially offset by lower provision for loans losses and lower interest expense due to lower average balances and lower rates.

Net income for the three months ended March 31, 2008 decreased $399,000 (40.8%) compared to the same period last year. In the first quarter of 2008, net interest income decreased $744,000 (15.4%), noninterest income decreased $84,000 (9.0%) and noninterest expense increased $17,000 (.5%). Partially offsetting these unfavorable variances was a decrease in provision for loan losses of $250,000 (26.6%) and lower federal income taxes of $196,000 (50.3%).

Net Interest Income	First Quarter
(in thousands)	2008	2007

Interest and dividend income	$6,696	$7,877
Interest expense	2,612	3,049

Net interest income	$4,084	$4,828

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three months ended March 31:

INTEREST YIELDS AND COSTS (in thousands)
March 31, 2008 and 2007

	----------First Quarter Averages----------
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$17,968	$146.0	3.21%	$2,731	$37.4	5.48%
Certificates of deposit	4,434	54.6	4.94%	4,279	48.2	4.57%
Securities: Taxable	21,647	310.0	5.73%	36,692	358.6	3.91%
Tax-exempt (1)	15,694	230.3	5.87%	16,685	247.2	5.93%
Commercial loans (2)(3)	300,699	5,163.4	6.79%	332,575	6,271.5	7.54%
Consumer loans (2)(3)	21,294	449.2	8.49%	26,614	570.9	8.70%
Mortgage loans (2)(3)	24,512	428.8	7.00%	28,000	438.2	6.26%

Total earning assets and total interest income	406,248	6,782.3	6.62%	447,576	7,972.0	7.13%

Cash and due from banks	8,095			9,697
All other assets	22,836			18,578
Allowance for loan losses	(10,463)			(7,811)

Total Assets	$426,716			$468,040

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$153,394	637.5	1.67%	$146,701	566.4	1.57%
Time	166,325	1,866.3	4.51%	198,766	2,363.0	4.82%
Short term borrowings	103	1.6	6.00%	7,238	97.9	5.41%
FHLBI advances	8,856	106.3	4.75%	1,211	21.7	7.19%

Total interest bearing liabilities and
Total interest expense	328,678	2,611.7	3.19%	353,916	3,049.0	3.49%

Non-interest bearing deposits	53,563			59,807
All other liabilities	3,313			4,536
Stockholders' Equity	41,162			49,781

Total Liabilities and Shareholders' Equity	$426,716			$468,040

Interest spread			3.43%			3.64%

Net interest income-FTE		$4,170.6			$4,923.0

Net interest margin			4.04%			4.37%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)	Interest on loans includes origination fees totaling $94,000 in 2008 and $85,000 in 2007.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $1,190,000 (14.9%) in the first quarter of 2008 compared to the first quarter of 2007. The yield on average earning assets decreased by 51 basis points combined with a decrease of $41,328,000 (9.2%) in average earning assets. The yield on earning assets decreased primarily as a result of the 200 basis point decline in the prime lending rate during the first quarter of 2008.

The quarterly average balance of short term investments, certificates of deposit and securities decreased approximately $644,000 (1.1%) in the first quarter of 2008 as compared with the same period in 2007. Partially offsetting the decrease in average balances was an increase in the yield on these investments of 37 basis points due to higher yields on certificates of deposit and taxable securities. Loans, which earn a higher yield than investments, had a decrease in average balances of $40,684,000 (10.5%) in the first quarter of 2008 compared to the same period last year combined with a 62 basis point decrease in yield. The largest decline in terms of both average balance and rate was in commercial loans, the vast majority of our portfolio. This decline from the prior year is due to decreases in the prime rate, continued competition in loan pricing and higher average balances of nonperforming loans in 2008. Competition is expected to continue to impact loan pricing throughout 2008. Moreover, these competitive pressures as well as the weakened local economy have had and are expected to continue to have a negative impact on commercial loan balances and yields.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the first quarter of 2008 decreased $426,000 (14.5%) compared to the first quarter of 2007. This was the result of lower cost of funds due to lower interest rates paid on deposits of 29 basis points, partially combined with lower average balances of $25,748,000 (7.5%). Pricing competition in the local market for deposits continues to be a factor.

Borrowed funds’ average balance increased $510,000 in the first quarter of 2008 compared to 2007 due to an increase in FHLBI advances offset by a decrease in purchased Federal Funds. As of March 31, 2008, the Bank had a $797,000 loan advance outstanding, included in borrowed funds, which was entered into in 2000 from the FHLBI plus an $8,000,000 loan advance entered into in 2007 from the FHLBI. Additional FHLBI borrowings are available to fund future loan growth if needed. The holding company has a $200,000 advance outstanding at March 31, 2008 from a correspondent bank used to pay the February 2008 dividend to shareholders.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. As of March 31, 2008, the Bank had Large Certificates totaling approximately $74,000,000 compared to $72,000,000 at December 31, 2007.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $28,000,000 available at the FHLBI and has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. As of March 31, 2008, the Bank had $8,797,000 in borrowings against the line. The Bank also has a blanket repurchase agreement in place where it can borrow from a broker, pledging Treasury and Agency securities as collateral. Management may also need to look to “available for sale” securities in the investment portfolio to meet additional liquidity needs. The holding company has a $650,000 unsecured line with $450,000 available as of March 31, 2008.

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

Interest Rate Sensitivity as of March 31, 2008

(in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans, net	$103,529	$61,522	$150,704	$19,561	$335,316
Securities	3,613	6,262	20,481	6,757	37,113
Certificates of deposit	-	294	4,319	-	4,613
Short term investments	14,390	-	-	-	14,390

Total rate sensitive assets	$121,532	$68,078	$175,504	$26,318	$391,432

Liabilities:
NOW, savings & MMDA	$74,015	$-	$-	$71,621	$145,636
Time deposits	69,034	79,944	15,352	243	164,573
Other borrowings	-	8,583	414	-	8,997

Total rate sensitive liabilities	$143,049	$88,527	$15,766	$71,864	$319,206

Rate sensitivity gap and ratios:
Gap for period	$(21,517)	$(20,449)	$159,738	$(45,546)
Cumulative gap	(21,517)	(41,966)	117,772	72,226

Cumulative rate sensitive ratio	0.85	0.82	1.48	1.23
December 31, 2007 rate sensitive ratio	0.83	0.84	1.42	1.19

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is liability sensitive as of March 31, 2008. A liability sensitive position would normally indicate increased net interest income in a falling rate environment as liabilities would be repriced quicker than assets. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses (in thousands)	First Quarter
	2008	2007

Total	$689	$939

The Corporation recorded a provision of $689,000 in the first quarter of 2008 and $939,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Nonperforming loans at March 31, 2008 have increased $1,199,000 from December 31, 2007 and increased $2,981,000 from March 31, 2007. Net charge offs for the first quarter of 2008 were $891,000 compared to $674,000 in the same period in 2007. The provision was lower in the first quarter of 2008 as compared to 2007 despite adverse trends in net charge-offs and nonperforming loans; however, the provision as a percentage of loans outstanding was 2.95% at March 31, 2008 compared to 2.96% at December 31, 2007 and 2.01% at March 31, 2007. Management has determined that the allowance is adequate based on potential losses in the portfolio. Non-accrual, past due 90 days, and renegotiated loans were 4.57% of total loans at March 31, 2008 compared to 4.19% at December 31, 2007 and 3.29% at March 31, 2007.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $18,100,000 at March 31, 2008, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $3,600,000 of commercial loans separately identified as impaired. Impaired loans totaled $17,000,000 at December 31, 2007 and $14,400,000 at March 31, 2007. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collectable on a timely basis. Nonperforming loans are reviewed regularly for collectability. Any uncollectable balances are promptly charged off. Impaired commercial loans had specific reserves calculated in accordance with Statement No. 114 of $1,172,000 at March 31, 2008, $1,720,000 at December 31, 2007 and $1,650,000 at March 31, 2007.

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

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. The following table reflects nonperforming assets:

Nonperforming Assets (in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Nonaccrual loans	$15,772	$14,459	$12,791
90 days or more past due and still accruing	-	114	-

Total nonperforming loans	15,772	14,573	12,791
Other real estate owned	1,106	1,523	908

Total nonperforming assets	$16,878	$16,096	$13,699

Nonperforming loans as a percent of total loans	4.57%	4.19%	3.29%
Allowance for loan losses as a percent of
nonperforming loans	65%	71%	61%
Nonperforming assets as a percent of total loans
and other real estate owned	4.87%	4.61%	3.51%

A summary of the composition of loans is presented below. Included in residential first mortgage totals are “real estate mortgage” loans listed in the consolidated financial statements and other loans (primarily commercial) to customers who pledge their homes as collateral for their borrowings.

Loans (in thousands)	March 31, 2008		December 31, 2007

	Balances	Percent	Balances	Percent

Secured by real estate:
Residential first mortgage	$34,144	9.9%	$35,545	10.2%
Residential home equity/other junior liens	19,008	5.5%	19,353	5.6%
1-4 family residential construction loans	26,463	7.7%	29,201	8.4%
Other construction, land development, and
other land loans	26,854	7.8%	23,182	6.7%
Multifamily residential properties	4,067	1.2%	4,083	1.2%
Owner-occupied nonfarm, nonresidential properties	87,068	25.2%	89,600	25.7%
Other nonfarm, nonresidential properties	101,176	29.3%	99,101	28.4%

Subtotal real estate secured loans	298,780		300,065
Consumer	9,949	2.9%	11,113	3.2%
Commercial	33,859	9.8%	33,677	9.7%
Other	3,311	1.0%	3,510	1.0%

Total gross loans	345,899	100.0%	348,365	100.0%
Net unearned fees	(408)		(489)

Total loans	$345,491		$347,876

The Corporation’s exposure to real estate secured loans continues as the economy and real estate values have continued to deteriorate. If the economy continues to weaken and/or real estate values decline further, the Corporation may increase nonperforming loans in subsequent quarters. In addition, continued adverse economic conditions could result in further deterioration in the overall loan portfolio.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first three months of 2008 and 2007 (in thousands):

	2008	2007

Components:
Allowance for loan losses
Balance, beginning of year	$10,314	$7,598
Loans charged off:
Real estate mortgage	49	218
Commerical	776	259
Consumer	190	250

Total charge-offs	1,015	727

Recoveries to loans previously charged off:
Real estate mortgage	-	-
Commerical	31	18
Consumer	93	35

Total recoveries	124	53

Net loans charged off	891	674
Additions to allowance charged to operations	752	912

Balance, end of quarter	10,175	7,836
Reserve for unfunded credit commitments
Balance, beginning of year	739	331
Additions to reserve charged to operations	(63)	27

Balance, end of quarter	676	358

Total allowance for loan losses and reserve for
unfunded credit commitments	10,851	$8,194

Ratios:
Net loans charged off (annualized) to average loans outstanding	1.03%	0.69%
Allowance for loan losses to loans outstanding	2.95%	2.01%
	First Quarter
	2007	2008

Noninterest Income
(in thousands)
Total	$854	$938

Noninterest income which includes service charges and other fee income, trust income, gain on sale of mortgage loans, and other miscellaneous income decreased by $84,000 (9.0%) during the first quarter of 2008 compared to the same quarter in 2007. Service charges and other fee income decreased $98,000 (11.9%) during the first quarter of 2008 from the first quarter of 2007 due to decreases in service charges on deposit accounts, returned check fees and loan late and service fees. The decrease in deposit service charges is primarily related to business deposit accounts. The decrease in loan late and service charges is primarily related to commercial loans. Trust income increased $7,000 (7.4%) in the first quarter 2008 compared to the same period last year. The Bank had no gain on sale of mortgage loans in the first quarter of 2008 compared to $19,000 in the same period in 2007. The Bank is now using a third party to originate mortgage loans and receives a commission. The Bank received $11,000 in commissions in the first quarter of 2008 which are included in other fee income. Other income increased $26,000 during the first quarter of 2008 compared to the same quarter in 2007 primarily due to the gain on sale of other real estate owned properties.

	First Quarter
	2008	2007

Noninterest Expense
(in thousands)
Total	$3,476	$3,459

Noninterest expense increased $17,000 (0.5%) in the first quarter of 2008 compared to the same quarter in 2007. Salaries and employee benefits decreased $157,000 (8.4%) in the first quarter of 2008 compared to the first quarter of 2007 primarily due to lower salaries of $76,000 (5.5%), related payroll taxes of $34,000 (22.9%), pension contribution of $25,000 (26.9%) and profit sharing expense of $44,000 (35.8%). The Bank had filled the majority of open positions by the end of the first quarter and expects salaries to increase. Net occupancy costs increased $53,000 (17.5%) in 2008 compared to 2007 due to higher building services expense and building repair and maintenance. Equipment expense increased $9,000 (8.7%) primarily due to higher other equipment expense and equipment maintenance. Professional and service fees decreased $3,000 (0.6%) due to lower audit and consulting fees partially offset by higher legal fees. Legal fees are expected to remain high as the Bank will require additional legal services as nonperforming loans are worked out. Computer service fees increased $4,000 (3.4%). Printing and supplies increased $54,000 (103.1%) due to timing of purchasing supplies. Director fees decreased $41,000 (41.4%) due to fewer committee meetings and no profit sharing bonus accrual for directors in 2008. Advertising expense decreased $16,000 (22.1%) in the first quarter of 2008 as a result of not renewing the Corporation’s outside advertising agency, which was on a retainer basis. Other expenses increased $114,000 (36.8%) in the first quarter of 2008 compared to the same period in 2007 primarily due to higher software amortization of $48,000 related to the core system which was purchased in April 2007, higher expenses on foreclosed properties of $29,000, and a 2007 reversal of a $78,000 settlement accrued in 2006.

The Bank will be subject to higher deposit insurance premiums in the second half of 2008 as compared to 2007, due to the remaining one-time assessment credit being primarily used to offset premiums in 2007 and the first quarter of 2008. The total increase in premiums in 2008 as compared to 2007 is estimated to be approximately $160,000 based on current assessments.

Income Tax Expense	First Quarter
(in thousands)	2008	2007

Total	$194	$390

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income.

Capital
(in thousands)	March 31, 2008	December 31, 2007

Stockholders' Equity	$41,133	$40,627
Ratio of Equity to Total Assets	9.77%	9.39%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at March 31, 2008 was 10.88% and total risk-based capital was 12.15%. At March 31, 2007, these ratios were 12.10% and 13.36%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 9.62% at March 31, 2008 and 10.55% at March 31, 2007. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

While the Bank remains well capitalized, further dividends from the Bank to the Corporation will require OCC approval. This is due to the fact that, under 12 USC 60, the Bank may only pay dividends, without prior OCC approval, to the extent of its current year’s retained earnings (current year’s earnings less current year’s dividends paid) plus the prior two years’ retained earnings. The prior year’s loss of the Bank obligate the Bank to obtain this approval. To the extent that the Corporation pays dividends at the current rate or a reduced rate, given (1) the loss incurred in 2007, and (2) dividends paid by the Bank to the Corporation in 2007, and based on an assumption of future earnings commensurate with historical earning levels, OCC approval will be required as a condition to future dividends until at least 2010. We have no basis or understanding with the OCC that such approval will be granted.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2007.

Contractual Obligations
As of March 31, 2008, December 31, 2007, and March 31, 2007, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $1,982,000, $2,328,000 and $2,800,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2008, December 31, 2007 and March 31, 2007, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

Impact of New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS157-2. FSP FAS 157-2 allows entities to electively defer the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Corporation will apply the fair value measurement and disclosure provisions of Statement No. 157 to nonfinancial assets and liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position. See Note 7 for a discussion regarding the January 1, 2008 implementation of Statement No. 157 relating to our financial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 was effective for the Corporation beginning January 1, 2008. Through March 31, 2008, the Corporation has not elected the fair value option for any of its financial assets or liabilities.

In December, 2007 the FASB issued Statement No. 141(R), Business Combinations, to further enhance the accounting and financial reporting to related business combinations. This Statement establishes principles and requirements for how the acquirer in a business combinations (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Corporation’s adoption of Statement No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2007.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2008, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended March 31, 2008 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan and the Long-Term Incentive Plan during the quarter ended March 31, 2008 were registered under the Securities Act.

There were no purchases of common stock for the three months ended March 31, 2008. On May 17, 2007, the Corporation’s Board of Directors authorized a share repurchase program. This repurchase program authorizes the repurchase of up to 100,000 shares of the Corporation’s common stock after August 17, 2007 and expires on August 17, 2008. No shares have yet been repurchased under this program.

Based on the Bank’s current capital situation it is not reasonable to assume any shares will be repurchased in 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ James R. McAuliffe —————————————— James R. McAuliffe President and Chief Executive Officer

/s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

DATE: May 9, 2008