Form 10-Q
period 2008-06-30
FNBH BANCORP INC
filed 2008-08-11
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [_]  Accelerated filer [X]   Non-accelerated filer [_]   Smaller Reporting Company  [X]

                                                                          (Do not check if a smaller

                                                                                 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [__] No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,059,801 shares of the Corporation’s Common Stock (no par value) were outstanding as of July 31, 2008.

TABLE OF CONTENTS

Page
Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1
Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007	2
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
for the three months ended June 30, 2008 and 2007	3
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
for the six months ended June 30, 2008 and 2007	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

Part II. Other Information
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 6. Exhibits	24

Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Assets	2008	2007
Cash and due from banks	$9,592,219	$13,400,674
Short term investments	30,362,880	16,509,953
Total cash and cash equivalents	39,955,099	29,910,627
Certificates of deposit	4,613,000	4,025,000
Investment securities:
Investment securities held to maturity, net (fair value of
$15,568,938 at June 30, 2008 and $15,600,812 at December 31, 2007)	15,557,020	15,394,165
Investment securities available for sale, at fair value	9,600,696	14,005,338
Mortgage-backed/CMO securities available for sale, at fair value	8,674,336	8,237,772
Preferred stock available for sale, at fair value	1,930,305	-
FHLBI and FRB stock, at cost	994,950	994,950
Total investment securities	36,757,307	38,632,225
Loans held for investment:
Commercial	294,367,742	301,027,391
Consumer	21,570,178	21,887,904
Real estate mortgage	22,915,300	24,960,574
Total loans held for investment	338,853,220	347,875,869
Less allowance for loan losses	(15,623,076)	(10,314,161)
Net loans held for investment	323,230,144	337,561,708
Premises and equipment, net	8,872,575	9,138,784
Other real estate owned, held for sale	1,973,743	1,523,079
Accrued interest and other assets	9,511,574	12,103,045
Total assets	$424,913,442	$432,894,468

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$59,700,087	$56,505,803
NOW	32,424,058	35,027,009
Savings and money market	111,456,968	121,641,368
Time deposits	158,811,964	159,357,927
Brokered certificates of deposit	13,942,494	7,046,389
Total deposits	376,335,571	379,578,496
Other borrowings	9,242,277	9,152,190
Accrued interest, taxes, and other liabilities	3,357,738	3,536,600
Total liabilities	388,935,586	392,267,286
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares;
3,059,801 shares issued and outstanding at June 30, 2008
and 3,045,153 shares issued and outstanding at December 31, 2007	6,284,950	6,141,835
Retained earnings	29,013,613	33,545,396
Deferred directors' compensation	878,933	859,609
Accumulated other comprehensive income (loss), net	(199,640)	80,342
Total stockholders' equity	35,977,856	40,627,182
Total liabilities and stockholders' equity	$424,913,442	$432,894,468

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$5,628,088	$7,312,636	$11,647,272	$14,561,641
Interest and dividends on investment securities:
U.S. Treasury, agency securities, and CMOs	268,465	312,876	550,203	659,055
Obligations of states and political subdivisions	165,649	171,329	331,056	349,606
Preferred stock	42,023	-	58,877	-
Other securities	13,738	11,877	25,120	24,293
Interest on certificates of deposit	55,433	45,195	110,031	93,369
Interest on short term investments	71,169	8,262	217,753	51,710
Total interest and dividend income	6,244,565	7,862,175	12,940,312	15,739,674

Interest expense:
Interest on deposits	1,904,954	2,952,852	4,408,829	5,882,333
Interest on other borrowings	109,436	141,084	217,297	260,707
Total interest expense	2,014,390	3,093,936	4,626,126	6,143,040

Net interest income	4,230,175	4,768,239	8,314,186	9,596,634

Provision for loan losses	8,211,000	6,534,666	8,899,900	7,473,666
Net interest income (loss) after provision for loan losses	(3,980,825)	(1,766,427)	(585,714)	2,122,968

Noninterest income:
Service charges and other fee income	721,613	816,295	1,447,672	1,640,672
Trust income	95,850	100,780	196,197	194,249
Gain on sale of mortgage loans	-	4,587	-	23,793
Loss on available for sale securities	-	(553,407)	-	(553,407)
Other	3,225	774	30,737	2,058
Total noninterest income	820,688	369,029	1,674,606	1,307,365

Noninterest expense:
Salaries and employee benefits	1,899,627	1,649,548	3,620,753	3,528,109
Net occupancy expense	265,628	280,372	622,178	583,724
Equipment expense	138,129	133,453	255,388	241,333
Professional and service fees	631,271	553,160	1,138,550	1,063,749
Loan collection and foreclosed property expenses	225,883	21,491	325,075	70,861
Computer service fees	129,569	162,977	259,106	288,285
Printing and supplies	53,457	131,045	159,425	183,216
Director fees	68,389	80,597	126,672	180,111
Advertising	58,259	73,693	114,261	145,621
Other	486,275	483,516	810,615	743,761
Total noninterest expense	3,956,487	3,569,852	7,432,023	7,028,770
Loss before federal income tax credit	(7,116,624)	(4,967,250)	(6,343,131)	(3,598,437)
Federal income tax credit	(2,493,150)	(1,754,376)	(2,299,528)	(1,364,687)
Net loss	$(4,623,474)	$(3,212,874)	$(4,043,603)	$(2,233,750)

Per share statistics:
Basic EPS	$(1.50)	$(1.05)	(1.31)	(0.73)
Diluted EPS	$(1.50)	$(1.05)	(1.31)	(0.73)
Dividends	$0.08	$0.21	0.16	0.42
Basic average shares outstanding	3,080,377	3,068,991	3,078,217	3,076,862
Diluted average shares outstanding	3,080,377	3,068,991	3,078,217	3,076,862

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Three Months Ended June 30, 2008 and 2007 (Unaudited)
	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income(Loss)	Total
Balances at March 31, 2007	$6,050,161	$42,998,385	$742,744	$(291,794)	$49,499,496
Earned portion of long term incentive plan	8,442				8,442
Issued 286 shares for employee stock purchase plan	6,595				6,595
Issued 124 shares for current directors' fees	3,009				3,009
Issued 1,141 shares for variable directors' fees	30,020				30,020
Directors' deferred compensation (2,768 stock units)			70,216		70,216
Comprehensive income (loss):
Net loss		(3,212,874)			(3,212,874)
Change in unrealized loss on
investment securities available for sale, net of tax effect				(135,865)	(135,865)
Less reclassification adjustment
for realized securities net losses included in net loss, net of tax effect				365,249	365,249
Total comprehensive loss					(2,983,490)
Cash dividends ($.21 per share)		(638,553)			(638,553)
Balances at June 30, 2007	$6,098,227	$39,146,958	$812,960	$(62,410)	$45,995,735

Balances at March 31, 2008	$6,178,317	$33,881,598	$859,795	$213,425	$41,133,135
Earned portion of long term incentive plan	98,727				98,727
Issued 278 shares for employee stock purchase plan	2,908				2,908
Issued 454 shares for current directors' fees	4,998				4,998
Directors' deferred compensation (1,738 stock units)			19,138		19,138
Comprehensive income (loss):
Net loss		(4,623,474)			(4,623,474)
Change in unrealized gain (loss) on investment securities available for sale, net of tax effect				(413,065)	(413,065)
Total comprehensive loss					(5,036,539)
Cash dividends ($.08 per share)		(244,511)			(244,511)
Balances at June 30, 2008	$6,284,950	$29,013,613	$878,933	$(199,640)	$35,977,856

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2006	$ 6,005,835	$ 43,625,997	$ 725,186	$ (364,544)	$ 49,992,474
Earned portion of long term incentive plan	103,476				103,476
Issued 699 shares for employee stock purchase plan	16,966				16,966
Issued 199 shares for current directors' fees	4,991				4,991
Issued 1,141 shares for variable directors fees	30,020				30,020
Issued 685 shares for deferred directors' fees	14,549		(14,549)		-
Directors' deferred compensation (3,298 stock units)			102,323		102,323
Comprehensive income (loss):
Net loss		(2,233,750)			(2,233,750)
Change in unrealized loss on investment
securities available for sale, net of tax effect				(63,115)	(63,115)
Less reclassification adjustment for
realized securities net losses included in net loss, net of tax effect				365,249	365,249
Total comprehensive loss					(1,931,616)
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($.42 per share)		(1,284,294)			(1,284,294)
Balances at June 30, 2007	$ 6,098,227	$ 39,146,958	$ 812,960	$ (62,410)	$ 45,995,735

Balances at December 31, 2007	$ 6,141,835	$ 33,545,396	$ 859,609	$ 80,342	$ 40,627,182
Earned portion of long term incentive plan	112,405				112,405
Issued 536 shares for employee stock purchase plan	6,105				6,105
Issued 799 shares for current directors' fees	9,497				9,497
Issued 712 shares for deferred directors' fees	15,108		(15,108)		-
Directors' deferred compensation (2,911 stock units)			34,432		34,432
Comprehensive income (loss):
Net loss		(4,043,603)			(4,043,603)
Change in unrealized gain (loss) on
investment securities available for sale, net of tax effect				(279,982)	(279,982)
Total comprehensive loss					(4,323,585)
Cash dividends ($.16 per share)		(488,180)			(488,180)
Balances at June 30, 2008	$ 6,284,950	$ 29,013,613	$ 878,933	$ (199,640)	$ 35,977,856

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30
	2008	2007
Cash flows from operating activities:
Net loss	$(4,043,603)	$(2,233,750)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Provision for loan losses	8,899,900	7,473,666
Depreciation and amortization	469,455	448,971
Deferred income tax expense (benefit)	18,620	(1,383,254)
Net amortization on investment securities	10,439	4,889
Earned portion of long term incentive plan	112,405	103,476
Shares issued for current and variable directors' compensation	9,497	35,011
Shares earned for deferred directors' compensation	34,432	102,323
(Gain) loss on disposal of equipment	(4,686)	18,596
Loss on available for sale securites	-	553,407
Gain on sale of loans originated for sale	-	(23,793)
Proceeds from sale of loans originated for sale	-	1,762,773
Origination of loans held for sale	-	(1,741,880)
Loss on the sale of other real estate owned, held for sale	82,491	80,498
Decrease (increase) in accrued interest income and other assets	2,595,946	(740,785)
Decrease in accrued interest, taxes, and other liabilities	(249,862)	(1,413,331)
Net cash provided by operating activities	7,935,034	3,046,817
Cash flows from investing activities:
Purchases of available for sale securities	(4,603,359)	-
Purchases of held to maturity securities	(1,574,840)	(351,428)
Proceeds from maturities and calls of available for sale securities	5,890,000	7,532,844
Proceeds from mortgage-backed securities paydowns-available for sale	328,463	825,626
Proceeds from maturities and calls of held to maturity securities	1,400,000	1,345,000
Purchases of certificates of deposit	(1,373,000)	(983,000)
Maturity of certificates of deposit	785,000	1,963,000
Net decrease (increase) in loans	4,451,191	(452,497)
Proceeds from sale of other real estate owned, held for sale	518,318	1,583,752
Capital expenditures	(92,422)	(894,682)
Proceeds from the sale of equipment	15,000	-
Net cash provided by investing activities	5,744,351	10,568,615
Cash flows from financing activities:
Net decrease in deposits	(3,242,925)	(13,294,882)
Payments on FHLBI note	(354,913)	(328,623)
Proceeds from issuance of short term debt	445,000	29,654,028
Repayment of short term debt	-	(35,500,000)
Repurchase of common stock	-	(1,038,605)
Dividends paid	(488,180)	(1,284,294)
Shares issued for employee stock purchase plan	6,105	16,966
Net cash used in financing activities	(3,634,913)	(21,775,410)
Net increase (decrease) in cash and cash equivalents	10,044,472	(8,159,978)
Cash and cash equivalents at beginning of year	29,910,627	19,121,487
Cash and cash equivalents at end of period	$39,955,099	$10,961,509
Supplemental disclosures:
Interest paid	$5,137,140	$5,972,077
Net federal income taxes (refunded) paid	(559,000)	1,672,230
Loans, net of reserves, transferred to held for sale	-	16,642,067
Loans transferred to other real estate	1,051,473	868,008
Loans charged off	3,742,819	7,482,973

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

1. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of June 30, 2008 and consolidated results of operations and cash flows for the six months ended June 30, 2008 and 2007.

2. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2007 Annual Report contained in the Corporation’s report on Form 10-K filing.

4. The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods.

5. Investment and Mortgage-Backed/CMO Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed/CMO securities at June 30, 2008 and December 31, 2007 follows:

	June 30, 2008				December 31, 2007
	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized cost	Unrealized gross gains	Unrealized gross losses	Fair Value
Held to maturity:
Obligations of state and
political subdivisions	$15,557,020	$161,996	$(150,078)	$15,568,938	$15,394,165	$238,510	$(31,863)	$15,600,812
Total held to maturity	15,557,020	161,996	(150,078)	15,568,938	15,394,165	238,510	(31,863)	15,600,812

Available for sale:
U.S Treasury and agency
securities	9,498,750	142,501	(40,555)	9,600,696	13,889,560	134,767	(18,989)	14,005,338
Mortgage-backed/CMO
securities	9,062,574	57,813	(446,051)	8,674,336	8,231,820	35,748	(29,796)	8,237,772
Preferred stock securities(1)	1,946,497	1,503	(17,695)	1,930,305	-	-	-	-
Total available for sale	20,507,821	201,817	(504,301)	20,205,337	22,121,380	170,515	(48,785)	22,243,110

Total securities	$36,064,841	$363,813	$(654,379)	$35,774,275	$37,515,545	$409,025	$(80,648)	$37,843,922

(1) Represents preferred stock issued by Freddie Mac and Fannie Mae.

There were no securities in a continuous loss position for 12 months or more at June 30, 2008. As of December 31, 2007, there were three agency securities and seven municipal securities in a continuous loss position for 12 months or more and no other-than-temporary impairment was recorded. In June 2007 the Corporation did record an impairment allowance on available for sale securities with a maturity date later than June 30, 2008 due to a change in management’s intent to hold these securities until maturity. An impairment charge of $181,160 was recorded on six agency securities and an impairment charge of $372,246 was recorded on 24 mortgage-backed securities for a total impairment charge of $553,407, which is reflected as “Loss on available for sale securities” in the accompanying consolidated statements of income for the three and six months ended June 30, 2007. These securities were all sold in the third quarter of 2007 and reinvested in higher yielding securities of a similar nature.

The following is a summary of the unrealized losses and fair value of the securities available for sale portfolio at June 30, 2008 by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value
Held to maturity:
Obligations of state and
political subdivisions	$(150,078)	$5,732,618	$-	$-	$(150,078)	$5,732,618

Available for sale:
U.S. Treasury and agency securities	$(40,555)	$1,458,195	$-	$-	$(40,555)	$1,458,195
Mortgage-backed/CMO
securities	(446,051)	4,941,168	-	-	(446,051)	4,941,168
Preferred stock securities	(17,695)	1,196,701	-	-	(17,695)	1,196,701

Total available for sale	$(504,301)	$7,596,064	$-	$-	$(504,301)	$7,596,064

Subsequent to June 30, 2008, the market value of the Corporation’s preferred stock securities declined resulting in an unrealized loss of approximately $500,000 as of July 31, 2008. During the third quarter, management will determine whether this represents an other than temporary impairment.

6. Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $28,138,000 at June 30, 2008, $14,573,000 at December 31, 2007, and $16,605,000 at June 30, 2007. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$20,205,337	$ 14,434,308	$ 5,771,029	$ -

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Three Months Ended June 30, 2008	Total Gains (Losses) Six Months Ended June 30, 2008
Impaired loans (1)	$23,716,000	$ -	$10,283,000	$13,433,000	$(6,869,000)(2)	$(6,697,000)(2)

(1)	Represents carrying value and related write-downs pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

(2)	Represents changes in specific reserves on impaired loans net of chargeoffs which impacts the allowance for loan losses.

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

8. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and deferred director fee stock units outstanding during the period, exclusive of unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and deferred director fee stock units outstanding and potential common stock outstanding during the period, plus the effect of common stock equivalents (e.g., unvested restricted shares) that are dilutive, calculated under the treasury stock method.

The following table presents basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	2008	2007	2008	2007
Weighted average basic shares outstanding	3,080,377	3,068,991	3,078,217	3,076,862
Effect of dilutive restricted stock	-	-	-	-
Weighted average diluted shares outstanding	3,080,377	3,068,991	3,078,217	3,076,862

Net loss	$(4,623,474)	$(3,212,874)	$(4,043,603)	$(2,233,750)
Basic net loss per share	$ (1.50)	$ (1.05)	$ (1.31)	$ (0.73)
Diluted net loss per share	$ (1.50)	$ (1.05)	$ (1.31)	$ (0.73)

Anti-dilutive shares excluded from diluted calculation	9,711	7,278	9,711	7,278

9. Under the Long-Term Incentive Plan (the “Plan”), the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the Plan to date. The restricted stock awards generally have a five-year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000.

A summary of the activity under the Plan for the six months ended June 30, 2008 and 2007 is presented below:

	2008		2007
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	5,107	$ 26.32	4,100	$ 26.93
Granted	14,026	12.64	7,353	25.95
Vested	(7,997)	13.89	(3,916)	26.43
Forfeited	(1,425)	16.09	(259)	26.84
Outstanding at June 30,	9,711	$ 18.29	7,278	$ 26.21

The total fair value of awards granted during the three months ended June 30, 2008 and 2007 was $43,697 and $107,531 respectively. The total fair value of awards granted during the six months ended June 30, 2008 and 2007 was $177,233 and $83,243, respectively. The total fair value of the awards vested during the three months ended June 30, 2008 and 2007 was $97,394 and $8,442, respectively. The total fair value of the awards vested during the six months ended June 30, 2008 and 2007 was $111,109 and $95,031, respectively. As of June 30, 2008, there was $177,623 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three and six months ended June 30, 2008 and 2007, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

Earnings	Second Quarter		Year-to-Date
(in thousands except per share data)	2008	2007	2008	2007
Net loss	$ (4,623)	$ (3,213)	$ (4,044)	$ (2,234)
Basic and diluted net loss per share	$ (1.50)	$ (1.05)	$ (1.31)	$ (0.73)

Net loss for the three months ended June 30, 2008 as compared to the same period last year, was negatively affected by lower interest income on loans due to lower average balances and lower yields, higher loan loss provision and higher noninterest expense. These unfavorable variances were partially offset by lower interest expense due to lower average balances and lower rates.

Net loss for the three months ended June 30, 2008 increased $1,410,000 (43.9%) compared to the same period last year. In the second quarter of 2008, net interest income decreased $538,000 (11.3%), provision for loan losses increased $1,676,000 (25.7%), and noninterest expense increased $387,000 (10.8%). Partially offsetting these unfavorable variances was an increase in noninterest income of $452,000 (122.5%) and an increase in the federal income tax credit of $739,000 (42.1%).

Net loss for the six months ended June 30, 2008 increased $1,810,000 (81.0%) compared to the same period last year. Net interest income decreased $1,282,000 (13.4%), the provision for loan losses increased $1,426,000 (19.1%) and noninterest expenses increased $403,000 (5.7%). Offsetting these unfavorable occurrences was an increase in noninterest income of $367,000 (28.1%) and an increase in federal income tax credit of $935,000 (68.5%).

Net Interest Income	Second Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Interest and dividend income	$ 6,244	$ 7,862	$12,940	$15,740
Interest expense	2,014	3,094	4,626	6,143
Net interest income	$ 4,230	$ 4,768	$ 8,314	$ 9,597

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and six months ended June 30:

INTEREST YIELDS AND COSTS (in thousands)
June 30, 2008 and 2007
	----------Second Quarter ----------
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$ 14,194	$ 70.9	1.98%	$ 575	$ 7.6	5.21%
Certificates of deposit	4,602	55.4	4.83%	3,896	45.2	4.65%
Securities: Taxable	21,380	324.2	6.07%	32,147	324.8	4.04%
Tax-exempt (1)	15,830	234.7	5.93%	16,142	236.6	5.86%
Commercial loans (2)(3)	299,288	4,875.1	6.44%	334,184	6,337.6	7.50%
Consumer loans (2)(3)	21,181	395.3	7.51%	25,279	559.1	8.87%
Mortgage loans (2)(3)	23,598	379.1	6.43%	26,915	440.8	6.55%

Total earning assets and total interest income	400,073	6,334.7	6.28%	439,138	7,951.7	7.18%
Cash and due from banks	7,759			8,246
All other assets	19,186			18,217
Allowance for loan losses	(10,428)			(8,297)
Total Assets	$ 416,590			$ 457,304

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$ 144,056	405.2	1.13%	$ 139,762	602.9	1.73%
Time	162,906	1,499.8	3.70%	193,595	2,350.0	4.87%
Short term borrowings	332	4.1	4.94%	8,708	119.6	5.43%
FHLBI advances	8,797	105.3	4.73%	1,152	21.5	7.37%
Total interest bearing liabilities and
Total interest expense	316,091	2,014.4	2.56%	343,217	3,094.0	3.61%

Non-interest bearing deposits	56,282			60,816
All other liabilities	2,875			3,521
Stockholders' Equity	41,342			49,750
Total Liabilities and Shareholders' Equity	$ 416,590			$ 457,304
Interest spread			3.72%			3.57%
Net interest income-FTE		$ 4,320.3			$ 4,857.7
Net interest margin			4.26%			4.36%

(1)

Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)	Interest on loans includes origination fees totaling $61,000 in 2008 and $109,000 in 2007.

INTEREST YIELDS AND COSTS (in thousands)
June 30, 2008 and 2007
	----------Year-to-Date----------
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$ 16,081	$ 216.9	2.67%	$ 1,647	$ 45.0	5.43%
Certificates of deposit	4,518	110.0	4.88%	4,086	93.4	4.61%
Securities: Taxable	21,514	634.2	5.90%	34,407	683.3	3.97%
Tax-exempt (1)	15,762	464.9	5.90%	16,412	483.8	5.90%
Commercial loans (2)(3)	299,993	10,038.6	6.62%	333,435	12,609.1	7.52%
Consumer loans (2)(3)	21,238	844.6	8.00%	25,933	1,130.0	8.79%
Mortgage loans (2)(3)	24,055	807.9	6.72%	27,413	879.0	6.41%

Total earning assets and total interest income	403,161	13,117.1	6.45%	443,333	15,923.6	7.16%
Cash and due from banks	7,927			8,969
All other assets	21,011			18,397
Allowance for loan losses	(10,446)			(8,055)
Total Assets	$ 421,653			$ 462,644

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$ 148,725	1,042.7	1.41%	$ 143,208	1,169.3	1.65%
Time	164,615	3,366.1	4.11%	196,166	4,713.0	4.84%
Short term borrowings	218	5.7	5.20%	7,978	217.5	5.42%
FHLBI advances	8,826	211.6	4.74%	1,181	43.2	7.28%
Total interest bearing liabilities and
Total interest expense	322,384	4,626.1	2.88%	348,533	6,143.0	3.55%

Non-interest bearing deposits	54,923			60,320
All other liabilities	3,094			4,026
Stockholders' Equity	41,252			49,765
Total Liabilities and Shareholders' Equity	$ 421,653			$ 462,644
Interest spread			3.57%			3.61%
Net interest income-FTE		$ 8,491.0			$ 9,780.6
Net interest margin			4.15%			4.36%

(1)

Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.

(3)	Interest on loans includes origination fees totaling $154,000 in 2008 and $195 ,000 in 2007.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $1,617,000 (20.3%) in the second quarter of 2008 compared to the second quarter of 2007. The yield on average earning assets decreased by 90 basis points combined with a decrease of $39,065,000 (8.9%) in average earning assets.

The quarterly average balance of short term investments, certificates of deposit and securities increased approximately $3,246,000 (6.2%) in the second quarter of 2008 as compared with the same period in 2007. Loans, which earn a higher yield than investments, had a decrease in average balances of $42,311,000 (11.0%) in the second quarter of 2008 compared to the same period last year combined with a 102 basis point decrease in yield. The largest decline in terms of average balance was in commercial loans, the majority of our loan portfolio. This decline from the prior year is due to decreases in the prime rate, continued competition in loan pricing and higher average balances of nonperforming loans in 2008. Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial loan balances and yields.

For the first half of the year, tax equivalent interest income decreased $2,807,000 (17.6%). Loan interest income decreased $2,927,000 (20.0%) due to lower average balances of $41,495,000 (10.7%) combined with the average yield decreasing 78 basis points. The decrease in loan balances primarily occurred in commercial loans as the average commercial loan balances decreased $33,442,000 (10.0%). Short-term investments, certificates of deposits and securities interest income increased by $121,000 (9.2%) due to an increase in average balances of $1,323,000 (2.3%), combined with an increase in the average yield of 30 basis points.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the second quarter of 2008 decreased $1,048,000 (35.5%) compared to the second quarter of 2007. This was the result of lower cost of funds due to lower interest rates paid on deposits of 106 basis points, combined with lower average deposit balances of $26,395,000 (7.9%). Pricing competition in the local market for deposits continues to be a factor in attracting deposits at reasonable costs.

Interest expense on deposits for the first half of 2008 decreased $1,474,000 (25.0%) compared to the first half of 2007. This was a result of a decrease in the average interest rate paid on deposits of 67 basis points along with lower average balances of $26,034,000 (7.7%) in 2008 compared to 2007.

Borrowed funds’ average balance decreased $731,000 (7.4%) in the second quarter of 2008 compared to 2007. As of June 30, 2008, the Bank had a $797,000 loan advance outstanding, included in borrowed funds, which was entered into in 2000 from the FHLBI plus an $8,000,000 loan advance entered into in 2007 from the FHLBI. Additional FHLBI borrowings are available to fund future loan growth if needed. The holding company has a $445,000 advance outstanding at June 30, 2008 from a correspondent bank used to pay the February and May 2008 dividend to shareholders. This advance matures on October 31, 2008.

Liquidity

Liquidity is monitored by the Bank’s Asset/Liability Management Committee (ALCO) which meets at least monthly. The Board of Directors has approved a liquidity policy which requires the Bank, while it is well capitalized as defined by the Federal Financial Institutions Examination Council (FFIEC), to maintain a current ratio of no less than 1:1 (core basic surplus liquidity equal to 0), representing that the Bank’s contingency for unexpected funding outflows is being primarily met by short term investments and unencumbered treasury and agency securities. Additional requirements of the policy are that when FHLBI available credit is added to core basic surplus liquidity, the Bank must have liquidity totaling 5% of assets; and when brokered CDs and Federal Funds lines are added, the Bank must have liquidity totaling 8% of assets. Should the Bank’s capital ratios fall below the “well capitalized” level, additional liquidity totaling 5% of assets would be required.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $72,000,000 at June 30, 2008 and December 31, 2007.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its Federal Funds position with a correspondent bank and by FHLBI borrowings. The Bank has a line of credit of approximately $25,000,000 available at the FHLBI and has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. As of June 30, 2008, the Bank had $8,797,000 in borrowings against the line. Management may also need to look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of June 30, 2008
	0-3	4-12	1-5	5+
(in thousands)	Months	Months	Years	Years	Total
Assets:
Loans, net	$ 86,421	$ 63,779	$ 149,931	$ 23,099	$ 323,230
Securities	4,050	6,530	18,177	8,000	36,757
Certificates of deposit	-	490	4,123	-	4,613
Short term investments	30,363	-	-	-	30,363
Total rate sensitive assets	$ 120,834	$ 70,799	$ 172,231	$ 31,099	$ 394,963

Liabilities:
NOW, savings & MMDA	$ 71,945	$ -	$ -	$ 71,936	$ 143,881
Time deposits	76,547	69,231	26,742	234	172,754
Other borrowings	-	8,828	414	-	9,242
Total rate sensitive liabilities	$ 148,492	$ 78,059	$ 27,156	$ 72,170	$ 325,877

Rate sensitivity gap and ratios:
Gap for period	$ (27,658)	$ (7,260)	$ 145,075	$ (41,071)
Cumulative gap	(27,658)	(34,918)	110,157	69,086

Cumulative rate sensitive ratio	0.81	0.85	1.43	1.21
December 31, 2007 rate sensitive ratio	0.83	0.84	1.42	1.19

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is liability sensitive as of June 30, 2008. A liability sensitive position would normally indicate increased net interest income in a falling rate environment as liabilities would be repriced quicker than assets. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses
(in thousands)	Second Quarter		Year-to-Date
	2008	2007	2008	2007
Total	$ 8,211	$ 6,535	$ 8,900	$ 7,474

The Corporation recorded a provision of $8,211,000 in the second quarter of 2008 and $6,535,000 in the same period last year. The provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Nonperforming loans at June 30, 2008 have increased $13,565,000 to $28,138,000 from the December 31, 2007 balance of $14,573,000 and increased $11,533,000 from the June 30, 2007 balance of $16,605,000. Net charge offs for the second quarter of 2008 were $2,629,000 compared to $6,591,000 in the same period in 2007. The provision was higher in the second quarter of 2008 as compared to 2007 due to adverse trends in adversely classified credits and nonperforming loans. Management, through internal and external resources, undertook an extensive evaluation of $140 million of commercial loans. This resulted in partial chargeoffs, increased nonperforming loans, impaired loans (discussed below), and higher specific reserves, largely the result of declines in collateral value. The provision for 2007 was impacted by a $3,568,000 charge-off related to the reclassification of $16,642,000 of net loans into the held for sale classification. Nonperforming loans as a percentage of total loans was 8.30% at June 30, 2008 compared to 4.19% at December 31, 2007 and 4.41% at June 30, 2007. Management has determined that the allowance is adequate based on potential losses in the portfolio.

Year to date, the provision is $8,900,000 compared to $7,474,000 in the prior year. At June 30, 2008, the allowance for loan losses as a percent of loans was 4.61% compared to 2.96% at December 31, 2007 and 2.05% at June 30, 2007. For the first half of 2008, the bank had net charge-offs of $3,520,000 compared to $7,265,000 for 2007.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $34,854,000 at June 30, 2008, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $8,007,000 of commercial loans separately identified as impaired. Included in impaired loans is $3,501,000 of commercial loans with no specific reserve allocation based on the FAS 114 analysis which indicates the loan is adequately collateralized at this time. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis. Impaired loans totaled $17,000,000 at December 31, 2007 and $16,023,000 at June 30, 2007, which included $9,542,000 of commercial loans held for sale. Impaired commercial loans had specific reserves calculated in accordance with Statement No. 114 of $5,641,000 at June 30, 2008, $1,720,000 at December 31, 2007 and $225,000 at June 30, 2007.

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

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. However, as of June 30, 2008, approximately $13.5 million of nonperforming loans are making scheduled payments on their loans. Management has decided, based upon the declines in the value of the real estate securing these loans and concerns regarding the cash flow of the borrowers, that ultimate collectibility of the full principal and interest on these loans is uncertain. Loans categorized as ninety days past due and still accruing are well secured and in the process of collection. Nonperforming loans are reviewed regularly for collectibility. The following table reflects nonperforming assets:

Nonperforming Assets (in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Nonaccrual Loans	$ 28,086	$ 14,459	$ 16,605
90 days or more past due and still accruing	52	114	-
Total nonperforming loans	$ 28,138	$ 14,573	$ 16,605
Other real estate owned	1,974	1,523	833
Total nonperforming assets	$ 30,112	$ 16,096	$ 17,438

Nonperforming loans as a percent of total loans	8.30%	4.19%	4.41%
Nonperforming loans (excluding loans HFS) as
a percent of total loans (1)	N/A	N/A	1.88%
Allowance for loan losses as a percent of
nonperforming loans (excluding loans HFS)	56%	71%	109%
Nonperforming assets as a percent of total loans
and other real estate owned	8.83%	4.61%	4.62%
Nonperforming assets as a percent of total loans
and other real estate owned (excluding loans
(HFS)(1)	N/A	N/A	2.11%

(1)	Percentage computed by excluding total held for sale loans of $13,140,590 from total loans and $9,757,000 of nonperforming loans included in held for sale loans at June 30, 2007.

A summary of the composition of loans is presented below. Included in residential first mortgage totals are “real estate mortgage” loans listed in the consolidated financial statements and other loans (primarily commercial) to customers who pledge their homes as collateral for their borrowings.

	June 30, 2008		December 31, 2007
Loans (in thousands)	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$ 33,859	10.0%	$ 35,545	10.2%
Residential home equity/other junior liens	20,557	6.1%	19,353	5.6%
1-4 family residential construction loans	18,625	5.5%	29,201	8.4%
Other construction, land development, and
other land loans	30,579	9.0%	23,182	6.7%
Multifamily residential properties	2,759	0.8%	4,083	1.2%
Owner-occupied nonfarm, nonresidential properties	89,887	26.5%	89,600	25.7%
Other nonfarm, nonresidential properties	99,083	29.2%	99,101	28.4%
Consumer	9,021	2.7%	11,113	3.2%
Commercial	31,739	9.4%	33,677	9.7%
Other	3,116	0.9%	3,510	1.0%
Total gross loans	339,225	100.0%	348,365	100.0%
Net unearned fees	(372)		(489)
Total loans	$ 338,853		$ 347,876

The Corporation’s exposure to real estate secured loans continues as the economy and real estate values have continued to deteriorate. If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. In addition, continued adverse economic conditions could result in further deterioration in the overall loan portfolio.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first six months of 2008 and 2007 (in thousands):

Components:	2008	2007
Allowance for loan losses
Balance, beginning of year	$ 10,314	$ 7,598
Loans charged off:
Real estate mortgage	222	242
Commerical	3,222	3,223
Consumer	299	450
Subtotal	3,743	3,915
Charge-offs on loans transferred to held for sale	-	3,568
Total charge-offs	3,743	7,483
Recoveries to loans previously charged off:
Real estate mortgage	66	-
Commerical	-	91
Consumer	157	127
Total recoveries	223	218
Net loans charged off	3,520	7,265
Additions to allowance charged to operations	8,829	7,133
Balance, end of quarter	15,623	7,466
Reserve for unfunded credit commitments
Balance, beginning of year	739	331
Additions to reserve charged to operations	71	341
Balance, end of quarter	810	672
Total allowance for loan losses and reserve for
unfunded credit commitments	$ 16,433	$ 8,138
Ratios:
Net loans charged off (annualized) to average loans outstanding	2.04%	3.76%
Net loans charged off (annualized) to average loans outstanding(1)	N/A	2.83%
Allowance for loan losses to loans outstanding	4.61%	2.05%

(1) Computed without annualizing the charge-off related to transferring loans to held for sale.

Noninterest Income	Second Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Total	$ 821	$ 369	$ 1,675	$ 1,307

Noninterest income which includes service charges and other fee income, trust income, gain on sale of mortgage loans, and other miscellaneous income increased by $452,000 (122.4%) during the second quarter of 2008 compared to the same quarter in 2007. The primary reason for the increase was the loss on available for sale securities of $553,000 in 2007 due to restructuring of the investment portfolio. This favorable variance was offset by service charges and other fee income which decreased $95,000 (11.6%) during the second quarter of 2008 from the second quarter of 2007 primarily due to decreases in returned check fees. Trust income also decreased $4,900 (4.9%) in the second quarter 2008 compared to the same period last year. The Bank had no gain on sale of mortgage loans in the second quarter of 2008 compared to $5,000 in the same period in 2007. The Bank is now using a third party to underwrite, fund, and close mortgage loans, and the Bank receives a commission for taking the loan application and performing related services. The Bank received $8,000 in commissions in the second quarter of 2008 which are included in other fee income.

For the six months ended June 30, 2008, noninterest income increased $367,000 (28.1%). This increase, as noted above, was primarily due to the restructuring of the investment portfolio in the second quarter of 2007, which resulted in a $553,000 loss. Service charges and other fee income decreased $193,000 (11.8%) due primarily to lower returned check fees $77,000 (9.1%) and loan late fees and service charges $132,000 (53.8%). Gain on sale of mortgage loans decreased $24,000 due to the bank no longer originating mortgage loans in 2008. The Bank is now using a third party to originate mortgage loans and received $19,000 in commissions for the six months ended June 30, 2008 which are included in other fee income. Other income increased $29,000 primarily due to the gain on sale of four other real estate owned properties.

Noninterest Expense	Second Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Total	$ 3,956	$ 3,570	$ 7,432	$ 7,029

Noninterest expense increased $387,000 (10.8%) in the second quarter of 2008 compared to the same quarter in 2007. Salaries and employee benefits increased $250,000 (15.2%) in the second quarter of 2008 compared to the second quarter of 2007 primarily due to higher salaries of $214,000 and profit sharing expense of $63,000 offset by lower overtime wages of $34,000. The Bank had filled the majority of the positions that had been open in prior periods by the end of the second quarter. Profit sharing expense increased in the second quarter of 2008 compared to the same period of 2007 due to the Bank reducing the accrual in the second quarter of 2007 by $71,000 based on the Bank’s results through June 30, 2007 as measured against peer banks. Overtime wages decreased in the second quarter of 2008 compared to the same quarter of 2007 due to higher overtime wages in 2007 due to the core system conversion in April 2007. Net occupancy costs decreased $15,000 (5.3%) in 2008 compared to 2007 due to lower property taxes and depreciation expense. Equipment expense increased $5,000 (3.5%) primarily due to higher equipment maintenance costs. Professional and service fees increased $78,000 (14.1%) primarily due to higher legal fees. Legal fees increased $124,000 in the second quarter of 2008 from the first quarter of 2008 and are expected to remain elevated as the Bank will require additional legal services as nonperforming loans are worked out. Loan collection and foreclosed property expense increased $204,000 in the second quarter compared to 2007 due to higher nonperforming loans and foreclosed assets. These costs are expected to remain high in the near term future partially due to additional appraisal expense as loans and the related appraisals continue to be reviewed. Computer service fees decreased $33,000 (20.5%) as 2007 included costs related to the core system conversion which occurred in April 2007. Printing and supplies decreased $78,000 (59.2%) as 2007 included costs related to the core system conversion which occurred in April 2007. Director fees decreased $12,000 (15.1%) due to no profit sharing bonus accrual for directors in 2008. Advertising expense decreased $15,000 (20.9%) in the second quarter of 2008 compared to 2007 due to not renewing the Corporation’s outside advertising agency, which was on a retainer basis through June 2007.

For the first half of 2008, noninterest expense increased $403,000 (5.7%) compared to 2007. Salaries and employee benefits increased $93,000 (2.6%) primarily due to salaries and wages increasing $137,000 offset by lower overtime wages for reasons mentioned above. Net occupancy expense increased $38,000 (6.6%) primarily due to an increase in building services primarily related to increased snow removal services in 2008. Equipment expense increased $14,000 (5.8%) due to higher equipment maintenance costs. Professional and service fees increased $75,000 (7.0%) due to an increase in legal fees of $187,000 as noted above. Partially offsetting the increase in legal fees was a decrease in other fees of $104,000 due to a consulting project related to the core system conversion in 2007. Loan collection and foreclosed property expense increased $254,000 compared to same period in 2007 for reasons noted above. Computer service fees decreased $29,000 (10.1%) for the reasons mentioned above. Printing and supplies decreased $24,000 (13.0%) for reasons noted above. Director fees decreased $53,000 (29.7%) due to no profit sharing bonus accrual for directors in 2008 and fewer committee meetings in 2008. Advertising expense decreased $31,000 (21.5%) for reasons noted above. Other expenses increased $67,000 (9.0%) in the first half of 2008 compared to 2007 primarily due to higher FDIC assessment fees in 2008 and a 2007 reversal of a $78,000 settlement accrued in 2006.

The Bank will be subject to higher deposit insurance premiums in the second half of 2008 as compared to 2007, because the remaining one-time assessment credit was primarily used to offset premiums in 2007 and the first quarter of 2008. The total increase in premiums in 2008 as compared to 2007 is estimated to be approximately $160,000, based on current assessments, of which $ 29,000 had been incurred through June 30, 2008.

Income Tax Expense	Second Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Total	$ (2,493)	$ (1,754)	$ (2,300)	$ (1,365)

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income as a percentage of the pre-tax loss.

Capital (in thousands)	June 30, 2008	March 31, 2008	December 31, 2007
Stockholders' Equity	$ 35,978	$ 41,133	$ 40,627
Ratio of Equity to Total Assets	8.47%	9.77%	9.39%

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at June 30, 2008 was 10.21% and total risk-based capital was 11.50%. At June 30, 2007, these ratios were 11.27% and 12.53%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 8.76% at June 30, 2008 and 9.97% at June 30, 2007. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

While the Bank remains well capitalized, further dividends from the Bank to the Corporation will require OCC approval. This is due to the fact that, under current banking regulations, the Bank may only pay dividends, without prior OCC approval, to the extent of its current year’s retained earnings (current year’s earnings less current year’s dividends paid) plus the prior two years’ retained earnings. The Bank’s prior and current year’s losses obligate the Bank to obtain this approval. To the extent that the Corporation pays dividends at the current rate or a reduced rate, given (1) the loss incurred in 2007 and to date in 2008, and (2) dividends paid by the Bank to the Corporation in 2007, and based on an assumption of future earnings commensurate with historical earning levels, OCC approval will be required as a condition to future dividends until at least 2010. We have no basis or understanding with the OCC that such approval will be granted. In July 2008, the Corporation announced it had discontinued its quarterly dividend to shareholders indefinitely.

Critical Accounting Policies

The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2007.

Contractual Obligations

As of June 30, 2008, December 31, 2007, and June 30, 2007, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $1,724,000, $2,328,000 and $2,900,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2008, December 31, 2007 and June 30, 2007, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS157-2. FSP FAS 157-2 allows entities to electively defer the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Corporation will apply the fair value measurement and disclosure provisions of Statement No. 157 to nonfinancial assets and liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position. See Note 7 for a discussion regarding the January 1, 2008 implementation of Statement No. 157 relating to the Corporation’s financial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 was effective for the Corporation beginning January 1, 2008. Through June 30, 2008, the Corporation has not elected the fair value option for any of its financial assets or liabilities.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”).  Statement No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  Management does not expect Statement No. 162 to have a material effect on the Corporation’s results of operations or financial position upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2007.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2008, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2008 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan and the Long-Term Incentive Plan during the quarter ended June 30, 2008 were registered under the Securities Act.

There were no purchases of common stock for the three months ended June 30, 2008. On May 17, 2007, the Corporation’s Board of Directors authorized a share repurchase program. This repurchase program authorizes the repurchase of up to 100,000 shares of the Corporation’s common stock after August 17, 2007 and expires on August 17, 2008. No shares have yet been repurchased under this program.

Based on the Bank’s current capital position, it is likely no shares will be repurchased in 2008.

Item 4. Submission of Matters to a Vote of Security Holders

The registrant’s annual meeting of stockholders was held on April 16, 2008.

(1)	The stockholders voted on the election of directors.

The following nominee for the office of director was elected for a term expiring in 2010:

	Votes For	Votes Against
Dagmar K. Moore	1,713,335	445,255

(As reported in the Form 8-K filed on June 13, 2008, Ms. Moore subsequently resigned from the Board of Directors.)

The following four nominees for the office of director were elected for a term expiring in 2011:

	Votes For	Votes Against
R. Michael Yost	1,711,773	446,837
Dona Scott Laskey	1,688,061	470,549
Athena Bacalis	1,713,025	445,585
James R. McAuliffe	1,721,989	436,621

Additionally, the following directors continue in office:

Term expiring in 2009:
Gary R. Boss
Richard F. Hopper
John M. Pfeffer

Term expiring in 2010:
W. Rickard Scofield
Randolph E. Rudisill
Barbara Draper

(2)	The ratification of the selection of BDO Seidman, LLP as the independent auditors for 2008 was also approved. Votes for: 1,913,131 Votes Against: 165,302 Votes Abstained: 80,177

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

31.1      Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2     Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 to be signed on its behalf by the undersigned hereunto duly authorized.

          FNBH BANCORP, INC.

          /s/ Ronald L. Long

          Ronald L. Long

          President and Chief Executive Officer

          /s/ Janice B. Trouba
          Janice B. Trouba
          Chief Financial Officer

Date: August 11, 2008