Form 10-Q
period 2008-09-30
FNBH BANCORP INC
filed 2008-11-07
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR
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
Large accelerated filer [__]     Accelerated filer [X]     Non-accelerated filer [__]     Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                      Yes [__]   No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,118,325 shares of the Corporation’s Common Stock (no par value) were outstanding as of October 31, 2008.

TABLE OF CONTENTS

Page Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1
Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the three months ended September 30, 2008 and 2007	3
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the nine months ended September 30, 2008 and 2007	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

Part II. Other Information
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	25

Signatures	26

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2008	December 31, 2007
Cash and due from banks	$9,019,276	$13,400,674
Short term investments	25,083,562	16,509,953
Total cash and cash equivalents	34,102,838	29,910,627
Certificates of deposit	4,613,000	4,025,000
Investment securities:
Investment securities held to maturity, net (fair value of $14,961,820
at September 30, 2008 and $15,600,812 at December 31, 2007)	15,201,112	15,394,165
Investment securities available for sale, at fair value	9,560,928	14,005,338
Mortgage-backed/CMO securities available for sale, at fair value	18,238,366	8,237,772
Preferred stock available for sale, at fair value	174,000	-
FHLBI and FRB stock, at cost	994,950	994,950
Total investment securities	44,169,356	38,632,225
Loans held for investment:
Commercial	281,935,670	301,027,391
Consumer	22,487,423	21,887,904
Real estate mortgage	21,518,301	24,960,574
Total loans held for investment	325,941,394	347,875,869
Less allowance for loan losses	(14,651,175)	(10,314,161)
Net loans held for investment	311,290,219	337,561,708
Premises and equipment, net	8,730,581	9,138,784
Other real estate owned, held for sale	2,380,958	1,523,079
Accrued interest and other assets	10,074,368	12,103,045
Total assets	$415,361,320	$432,894,468

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$53,539,538	$56,505,803
NOW	46,488,572	35,027,009
Savings and money market	108,646,161	121,641,368
Time deposits	146,128,666	159,357,927
Brokered certificates of deposit	13,957,998	7,046,389
Total deposits	368,760,935	379,578,496
Other borrowings	9,242,277	9,152,190
Accrued interest, taxes, and other liabilities	3,020,718	3,536,600
Total liabilities	381,023,930	392,267,286
Stockholders' Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,060,769 shares issued and outstanding at September 30, 2008 and 3,045,153
shares issued and outstanding at December 31, 2007	6,304,226	6,141,835
Retained earnings	27,388,818	33,545,396
Deferred directors' compensation	890,933	859,609
Accumulated other comprehensive income (loss), net	(246,587)	80,342
Total stockholders' equity	34,337,390	40,627,182
Total liabilities and stockholders' equity	$415,361,320	$432,894,468

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$5,306,132	$6,838,871	$16,953,404	$21,400,512
Interest and dividends on investment securities:
U.S. Treasury, agency securities, and CMOs	337,353	317,134	887,556	976,189
Obligations of states and political subdivisions	159,416	167,477	490,472	517,083
Preferred stock	11,850	-	70,727	-
Other securities	12,409	10,666	37,529	34,959
Interest on certificates of deposit	56,128	47,853	166,159	141,222
Interest on short term investments	151,258	57,272	369,011	108,982
Total interest and dividend income	6,034,546	7,439,273	18,974,858	23,178,947

Interest expense:
Interest on deposits	1,777,002	2,820,155	6,185,831	8,702,488
Interest on other borrowings	112,196	123,703	329,493	384,410
Total interest expense	1,889,198	2,943,858	6,515,324	9,086,898

Net interest income	4,145,348	4,495,415	12,459,534	14,092,049

Provision for loan losses	1,145,000	4,364,000	10,044,900	11,837,666
Net interest income after provision for loan losses	3,000,348	131,415	2,414,634	2,254,383

Noninterest income:
Service charges and other fee income	798,513	822,497	2,246,185	2,463,169
Trust income	93,536	101,738	289,733	295,987
Gain on sale of mortgage loans	-	11,063	-	34,856
Gain (loss) on available for sale securities	(1,772,497)	5,836	(1,772,497)	(547,571)
Other	9,312	652	40,049	2,710
Total noninterest income	(871,136)	941,786	803,470	2,249,151

Noninterest expense:
Loss on sale/writedown of commercial loans held for sale	-	4,311,528	-	4,311,528
Salaries and employee benefits	1,697,956	1,563,380	5,318,709	5,091,489
Net occupancy expense	265,055	290,383	887,233	874,107
Equipment expense	108,603	124,974	363,991	366,307
Professional and service fees	587,320	462,718	1,725,870	1,526,467
Loan collection and foreclosed property expense	292,557	51,507	666,011	170,077
Computer service fees	126,666	137,576	385,772	425,862
FDIC assessment fees	217,346	11,601	268,820	35,969
Printing and supplies	52,094	55,916	211,519	239,132
Director fees	46,592	62,654	173,264	242,764
Other	384,300	444,663	1,209,323	1,261,968
Total noninterest expense	3,778,489	7,516,900	11,210,512	14,545,670
Loss before federal income tax credit	(1,649,277)	(6,443,699)	(7,992,408)	(10,042,136)
Federal income tax credit	(24,482)	(2,326,552)	(2,324,010)	(3,691,239)
Net loss	$(1,624,795)	$(4,117,147)	$(5,668,398)	$(6,350,897)

Per share statistics:
Basic EPS	$(0.53)	$(1.34)	$(1.84)	$(2.07)
Diluted EPS	$(0.53)	$(1.34)	$(1.84)	$(2.07)
Dividends	$-	$0.21	$0.16	$0.63
Basic average shares outstanding	3,088,427	3,071,552	3,081,645	3,075,073
Diluted average shares outstanding	3,088,427	3,071,552	3,081,645	3,075,073

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended September 30, 2008 and 2007 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2007	$6,098,227	$39,146,958	$812,960	$(62,410)	$45,995,735
Earned portion of long term incentive plan	15,610				15,610
Issued 205 shares for employee stock purchase plan	3,961				3,961
Issued 172 shares for current directors' fees	3,498				3,498
Directors' deferred compensation (1,251 stock units)			25,443		25,443
Comprehensive income (loss):
Net loss		(4,117,147)			(4,117,147)
Change in unrealized loss on investment
securities available for sale, net of tax effect				33,404	33,404
Less reclassification adjustment for net gain
included in net loss, net of tax effect				(3,852)	(3,852)
Total comprehensive loss					(4,087,595)
Cash dividends ($.21 per share)		(639,522)			(639,522)
Balances at September 30, 2007	$6,121,296	$34,390,289	$838,403	$(32,858)	$41,317,130

Balances at June 30, 2008	$6,284,950	$29,013,613	$878,933	$(199,640)	$35,977,856
Earned portion of long term incentive plan	12,956				12,956
Issued 382 shares for employee stock purchase plan	2,418				2,418
Issued 586 shares for current directors' fees	3,902				3,902
Directors' deferred compensation (1,802 stock units)			12,000		12,000
Comprehensive income (loss):
Net loss		(1,624,795)			(1,624,795)
Change in unrealized loss on investment
securities available for sale, net of tax effect				(46,947)	(46,947)
Total comprehensive loss					(1,671,742)
Balances at September 30, 2008	$6,304,226	$27,388,818	$890,933	$(246,587)	$34,337,390

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2006	$6,005,835	$43,625,997	$725,186	$(364,544)	$49,992,474
Earned portion of long term incentive plan	119,086				119,086
Issued 904 shares for employee stock purchase plan	20,927				20,927
Issued 371 shares for current directors' fees	8,489				8,489
Issued 1,141 shares for variable directors fees	30,020				30,020
Issued 685 shares for deferred directors' fees	14,549		(14,549)		-
Directors' deferred compensation (4,549 stock units)			127,766		127,766
Comprehensive income (loss):
Net loss		(6,350,897)			(6,350,897)
Change in unrealized loss on investment
securities available for sale, net of tax effect				(29,711)	(29,711)
Less reclassification adjustment for net loss
included in net loss, net of tax effect				361,397	361,397
Total comprehensive loss					(6,019,211)
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($.63 per share)		(1,923,816)			(1,923,816)
Balances at September 30, 2007	$6,121,296	$34,390,289	$838,403	$(32,858)	$41,317,130

Balances at December 31, 2007	$6,141,835	$33,545,396	$859,609	$80,342	$40,627,182
Earned portion of long term incentive plan	125,361				125,361
Issued 918 shares for employee stock purchase plan	8,523				8,523
Issued 1,385 shares for current directors' fees	13,399				13,399
Issued 712 shares for deferred directors' fees	15,108		(15,108)		-
Directors' deferred compensation (4,713 stock units)			46,432		46,432
Comprehensive income (loss):
Net loss		(5,668,398)			(5,668,398)
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect				(326,929)	(326,929)
Total comprehensive loss					(5,995,327)
Cash dividends ($.16 per share)		(488,180)			(488,180)
Balances at September 30, 2008	$6,304,226	$27,388,818	$890,933	$(246,587)	$34,337,390

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2008	2007
Cash flows from operating activities:
Net loss	$(5,668,398)	$(6,350,897)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Provision for loan losses	10,044,900	11,837,666
Depreciation and amortization	689,714	697,224
Deferred income tax expense (benefit)	18,620	(1,052,005)
Net amortization on investment securities	16,984	8,155
Earned portion of long term incentive plan	125,361	119,086
Shares issued for current and variable directors' compensation	13,399	38,509
Shares earned for deferred directors' compensation	46,432	127,766
(Gain) loss on disposal of equipment	(3,972)	18,596
Loss on available for sale securities	1,772,497	547,571
Gain on sale of loans originated for sale	-	(34,856)
Loss on sale/writedown of commercial loans held for sale	-	4,311,528
Proceeds from sale of loans originated for sale	-	2,430,418
Origination of loans held for sale	-	(2,400,380)
Loss on the sale of other real estate owned, held for sale	138,695	190,969
Decrease (increase) in accrued interest income and other assets	2,002,874	(3,058,594)
Decrease in accrued interest, taxes, and other liabilities	(421,882)	(1,504,681)
Net cash provided by operating activities	8,775,224	5,926,075
Cash flows from investing activities:
Purchases of available for sale securities	(16,507,770)	(16,412,592)
Purchases of held to maturity securities	(1,574,840)	(351,428)
Proceeds from sales of available for sale securities	-	15,995,814
Proceeds from maturities and calls of available for sale securities	7,890,000	11,532,844
Proceeds from mortgage-backed securities paydowns-available for sale	620,651	1,140,603
Proceeds from maturities and calls of held to maturity securities	1,750,000	1,525,000
Proceeds from sale of loans originated for investment, held for sale	-	8,763,632
Purchases of certificates of deposit	(1,373,000)	(1,866,000)
Maturity of certificates of deposit	785,000	2,650,000
Net decrease in loans	13,394,863	2,363,450
Proceeds from sale of other real estate owned, held for sale	1,741,152	2,021,580
Capital expenditures	(116,938)	(966,088)
Proceeds from the sale of equipment	15,000	-
Net cash provided by investing activities	6,624,118	26,396,815
Cash flows from financing activities:
Net decrease in deposits	(10,817,561)	(12,633,421)
Payments on FHLBI note	(354,913)	(328,623)
Proceeds from issuance of short term debt	1,445,000	53,654,028
Repayment of short term debt	(1,000,000)	(65,654,028)
Repurchase of common stock	-	(1,038,605)
Dividends paid	(488,180)	(1,923,816)
Shares issued for employee stock purchase plan	8,523	20,927
Net cash used in financing activities	(11,207,131)	(27,903,538)
Net increase in cash and cash equivalents	4,192,211	4,419,352
Cash and cash equivalents at beginning of year	29,910,627	19,121,487
Cash and cash equivalents at end of period	$34,102,838	$23,540,839
Supplemental disclosures:
Interest paid	$7,027,088	$8,916,095
Net federal income taxes (refunded) paid	(559,000)	1,672,230
Loans, net of reserves, transferred to held for sale	-	17,194,017
Loans transferred to other real estate	2,737,727	531,349
Loans charged off	5,801,886	10,687,364
Loans, net of reserves, transferred to held for investment from held for sale	-	3,689,159

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of September 30, 2008 and consolidated results of operations and cash flows for the nine months ended September 30, 2008 and 2007.

2.     The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2007 Annual Report contained in the Corporation’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

5.     Investment and Mortgage-Backed/CMO Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed/CMO securities at September 30, 2008 and December 31, 2007 follows:

	September 30, 2008					December 31, 2007
	Amortized Cost		Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value
Held to maturity:
Obligations of state and
political subdivisions	$15,201,112		$127,536	$(366,828)	$14,961,820	$15,394,165	$238,510	$(31,863)	$15,600,812
Total held to maturity	15,201,112	2	127,536	(366,828)	14,961,820	15,394,165	238,510	(31,863)	15,600,812

Available for sale:
U.S. Treasury and agency
securities	9,512,175		110,447	(61,694)	$9,560,928	13,889,560	134,767	(18,989)	$14,005,338
Mortgage-backed/CMO
securities	18,660,736		166,388	(588,758)	18,238,366	8,231,820	35,748	(29,796)	8,237,772
Preferred stock securities(1)	174,000		-	-	174,000	-	-	-	-
Total available for sale	28,346,91	1	276,835	(650,452)	27,973,294	22,121,380	170,515	(48,785)	22,243,110

Total securities	$43,548,023		$404,371	$(1,017,280)	$42,935,114	$37,515,545	$409,025	$(80,648)	$37,843,922

        (1)        Represents preferred stock issued by Freddie Mac and Fannie Mae.

There were no securities in a continuous loss position for 12 months or more at September 30, 2008. As of December 31, 2007, there were three agency securities and seven municipal securities in a continuous loss position for 12 months or more and no other-than-temporary impairment was recorded. On September 8, 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. Accordingly, management believes it is probable that the Corporation will not be able to recover its entire investment in Freddie Mac and Fannie Mae preferred securities and has recorded an other-than-temporary impairment charge of $1,772,497 during the current quarter, which is reflected in the income statement as “Gain (loss) on available for sale securities”. During the third quarter of 2007, six agency securities and 24 mortgage-backed securities were sold at a net realized loss of $547,571 as reflected in the income statement as “Gain (loss) on available for sale securities”. These securities were reinvested in higher yielding securities of a similar nature.

The following is a summary of the unrealized losses and fair value of the securities available for sale portfolio at September 30, 2008 by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		September 30, 2008 12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value
Held to maturity:
Obligations of state and
political subdivisions	$(366,828)	$6,846,583	$-	$-	$(366,828)	$6,846,583

Available for sale:
U.S. Treasury and agency
securities	$(61,694)	$2,438,453	$-	$-	$(61,694)	$2,438,453
Mortgage-backed/CMO
securities	(588,758)	4,732,471	-	-	(588,758)	4,732,471
Preferred stock securities	-	-	-	-	-	-

Total available for sale	$(650,452)	$7,170,924	$-	$-	$(650,452)	$7,170,924

Included in the unrealized losses for mortgage-backed/CMO securities is a private issue CMO with a book value of $4,170,000 and a fair value of $3,603,000. The security was evaluated for a realized loss of $567,000 as an other-than-temporary impairment through the use of a cash flow model at the original discount rate with assumptions regarding defaults, loss rates and loss severity tested at current levels. The analysis showed no other-than-temporary impairment has occurred at this time.

The Bank assesses whether its mortgage-backed/CMO securities are considered within the scope of Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20), at date of acquisition of the security. EITF 99-20 excludes from its scope beneficial interests in securitized financial assets that are of “high credit quality” (e.g., securities guaranteed by the U.S. government, its agencies, or other creditworthy guarantors and loans or securities sufficiently collateralized to ensure that the possibility of credit loss is remote). The Securities and Exchange Commission (SEC) staff has acknowledged that beneficial interests rated ‘AA’ or better should be deemed to be of high credit quality. The Bank’s mortgage-backed/CMO securities held at September 30, 2008 and December 31, 2007 were either backed by agencies of the U.S. government or were rated ‘AA’ or higher at date of acquisition, thus are not considered to be within the scope of EITF 99-20.

The market value of investment securities pledged to secure public deposits and for other purposes required or permitted by law, amounted to approximately $19.0 million at September 30, 2008 and $1.8 million at December 31, 2007.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $31,138,000 at September 30, 2008, $28,138,000 at June 30, 2008, $14,573,000 at December 31, 2007, and $11,471,000 at September 30, 2007. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, private collateralized mortgage obligations, municipal bonds and preferred stock securities. The Corporation has no Level 3 securities.

Upon further assessment of its investment portfolio in September 2008, the Corporation changed the classification of its available for sale U.S. government and agency securities and other U.S. government and agency mortgage-backed securities from a Level 1 to a Level 2 measurement.

See Note 5 to the Consolidated Financial Statements for additional information on available for sale securities and their fair values.

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

Loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, the Corporation records nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs or specific reserves that are based on the observable market price or current appraised value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. At time of foreclosure, foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets, establishing a new cost basis. At that time, they are reported in the Corporation’s fair value disclosures related to nonfinancial assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$27,973,294	$-	$27,973,294	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Three Months Ended September 30, 2008		Total Gains (Losses) Nine Months Ended September 30, 2008
Impaired loans(1)	$18,034,000	$-	$14,312,000	$3,722,000	$(1,506,000	)(2)	$(8,203,000	)(2)

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.
(2)	Represents changes in specific reserves on impaired loans net of chargeoffs which impacts the allowance for loan losses.

Nonfinancial Assets and Liabilities Subject to FSP FAS 157-2 Deferral Provisions

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

The following table presents basic and diluted earnings per share:

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Weighted average basic shares outstanding	3,088,427	3,071,552	3,081,645	3,075,073
Effect of dilutive restricted stock	-	-	-	-
Weighted average diluted shares outstanding	3,088,427	3,071,552	3,081,645	3,075,073

Net loss	$(1,624,795)	$(4,117,147)	$(5,668,398)	$(6,350,897)
Basic net loss per share	$(0.53)	$(1.34)	$(1.84)	$(2.07)
Diluted net loss per share	$(0.53)	$(1.34)	$(1.84)	$(2.07)

Anti-dilutive shares excluded from diluted calculation	9,020	6,684	9,020	6,684

9.     Under the Long-Term Incentive Plan (the “Plan”), the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the Plan to date. The restricted stock awards generally have a five-year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000. A summary of the activity under the Plan for the nine months ended September 30, 2008 and 2007 is presented below:

	2008		2007
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	5,107	$26.32	4,100	$26.93
Granted	14,026	12.64	7,353	25.95
Vested	(8,688)	14.43	(4,510)	26.40
Forfeited	(1,425)	16.09	(259)	26.84
Outstanding at September 30,	9,020	$18.11	6,684	$26.20

There were no awards granted during the three months ended September 30, 2008. The total fair value of awards granted during the nine months ended September 30, 2008 and 2007 was $177,233 and $190,774, respectively. The total fair value of the awards vested during the three months ended September 30, 2008 and 2007 was $12,956 and $15,610, respectively. The total fair value of the awards vested during the nine months ended September 30, 2008 and 2007 was $125,361 and $119,086, respectively. As of September 30, 2008, there was $163,329 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.7 years.

10.     Certain amounts included in the 2007 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three and nine months ended September 30, 2008 and 2007, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

On October 16, 2008, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. The agreement primarily pertains to actions regarding asset quality and overall administration of the Bank’s credit functions. The Bank has implemented a new loan policy, completed additional evaluations of the loan portfolio (using both internal and external resources) and obtained updated appraisals on the majority of adversely rated credits. The Bank has also begun the process of obtaining proposals for a new outside independent loan review service to begin in early 2009.

Earnings	Third Quarter		Year-to-Date
(in thousands except per share data)	2008	2007	2008	2007
Net loss	$(1,625)	$(4,117)	$(5,668)	$(6,351)
Basic and diluted net loss per share	$(0.53)	$(1.34)	$(1.84)	$(2.07)

Net loss for the three months ended September 30, 2008 as compared to the same period last year, was negatively affected by lower interest income on loans due to lower average balances, higher nonaccrual loans, lower yields and lower noninterest income due to the impairment loss on the Freddie Mac and Fannie Mae preferred securities. These unfavorable variances were more than offset by lower interest expense due to lower average deposit balances and lower rates, lower loan loss provision, and lower noninterest expense.

Net loss for the three months ended September 30, 2008 decreased $2,492,000 (60.5%) compared to the same period last year. In the third quarter of 2008, net interest income decreased $350,000 (7.8%), noninterest income decreased $1,813,000 (192.5%) and federal income tax credit decreased $2,302,000 (98.9%). More than offsetting these unfavorable variances was a decrease in provision for loan losses of $3,219,000 (73.8%) and a decrease in noninterest expense of $3,738,000 (49.7%).

Net loss for the nine months ended September 30, 2008 decreased $682,000 (10.7%) compared to the same period last year. Net interest income decreased $1,633,000 (11.6%), noninterest income decreased $1,446,000 (64.3%) and the federal income tax credit decreased $1,367,000 (37.0%). Offsetting these unfavorable occurrences was a decrease in provision for loan losses of $1,793,000 (15.1%) and a decrease in noninterest expense of $3,335,000 (22.9%).

Net Interest Income	Third Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Interest and dividend income	$6,034	$7,439	$18,975	$23,179
Interest expense	1,889	2,944	6,515	9,087
Net interest income	$4,145	$4,495	$12,460	$14,092

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and nine months ended September 30:

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2008 and 2007

	----------Third Quarter ----------
	2008			2007
	Average Balance	Interest	Rate	Average Balance		Interest	Rate
Assets:
Interest earning assets:
Short term investments	$31,533	$150.7	1.87%	$4	4,963	$56.3	4.44%
Certificates of deposit	4,613	56.1	4.83%		3,856	47.9	4.39%
Securities: Taxable	26,693	361.6	5.42%		26,859	327.8	4.88%
Tax-exempt (1)	15,284	227.5	5.95%		15,773	231.7	5.88%
Commercial loans (2)(3)	289,597	4,567.7	6.17%		324,787	5,859.5	7.06%
Consumer loans (2)(3)	22,095	403.2	7.26%		23,770	537.0	8.96%
Mortgage loans (2)(3)	22,025	352.6	6.40%		25,782	463.8	7.20%

Total earning assets and total interest income	411,840	6,119.4	5.84%		425,790	7,524.0	6.94%
Cash and due from banks	8,348				9,214
All other assets	20,385				20,095
Allowance for loan losses	(15,986)				(10,315)
Total Assets	$424,587				444,784

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$153,594	425.8	1.10%		147,218	650.9	1.75%
Time	165,822	1,351.2	3.24%		178,307	2,169.3	4.83%
Short term borrowings	456	5.8	4.94%		7,614	102.0	5.24%
FHLBI advances	8,797	106.4	4.73%		1,152	21.7	7.37%
Total interest bearing liabilities and
Total interest expense	328,669	1,889.2	2.28%		334,291	2,943.9	3.49%

Non-interest bearing deposits	56,776				60,184
All other liabilities	3,013				3,954
Stockholders' Equity	36,129				46,355
Total Liabilities and Shareholders' Equity	$424,587				444,784
Interest spread			3.56%				3.45%
Net interest income-FTE		$4,230.2				$4,580.1
Net interest margin			4.02%				4.20%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $50,000 in 2008 and $77,000 in 2007.

INTEREST YIELDS AND COSTS (in thousands)
September 30, 2008 and 2007

	----------Year-to-Date ----------
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$21,269	$367.6	2.27%	$2,764	$101.4	4.83%
Certificates of deposit	4,550	166.1	4.86%	4,009	141.2	4.71%
Securities: Taxable	23,253	995.8	5.71%	31,864	1,011.1	4.23%
Tax-exempt (1)	15,602	692.0	5.91%	16,197	715.6	5.89%
Commercial loans (2)(3)	296,503	14,606.7	6.47%	330,521	18,468.6	7.37%
Consumer loans (2)(3)	21,525	1,247.8	7.74%	25,204	1,666.9	8.84%
Mortgage loans (2)(3)	23,373	1,160.5	6.62%	26,863	1,342.8	6.66%

Total earning assets and total interest income	406,075	19,236.5	6.25%	437,422	23,447.6	7.09%
Cash and due from banks	8,068			9,051
All other assets	20,801			18,969
Allowance for loan losses	(12,306)			(8,817)
Total Assets	$422,638			$456,625

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$150,360	1,468.5	1.30%	$144,560	1,820.2	1.68%
Time	165,020	4,717.3	3.82%	190,147	6,882.3	4.84%
Short term borrowings	297	11.5	5.06%	7,855	319.5	5.36%
FHLBI advances	8,817	318.0	4.74%	1,171	64.9	7.31%
Total interest bearing liabilities and
Total interest expense	324,494	6,515.3	2.68%	343,733	9,086.9	3.53%

Non-interest bearing deposits	55,545			60,274
All other liabilities	3,067			4,002
Stockholders' Equity	39,532			48,616
Total Liabilities and Shareholders' Equity	$422,638			456,625
Interest spread			3.57%			3.56%
Net interest income-FTE		$12,721.2			$14,360.7
Net interest margin			4.10%			4.31%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, non-accruing loans are included in the average daily loan balances.
(3)	Interest on loans includes origination fees totaling $204,000 in 2008 and $271,000 in 2007.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $1,405,000 (18.7%) in the third quarter of 2008 compared to the third quarter of 2007. The yield on average earning assets decreased by 110 basis points combined with a decrease of $13,950,000 (3.3%) in average earning assets.

The quarterly average balance of short term investments, certificates of deposit and securities increased approximately $26,672,000 (51.8%) in the third quarter of 2008 as compared with the same period in 2007. Loans, which earn a higher yield than investments, had a decrease in average balances of $40,622,000 (10.9%) in the third quarter of 2008 compared to the same period last year combined with a 93 basis point decrease in yield.

The Corporation uses a third party vendor to measure fair value of all securities. The third party provider uses a variety of independent pricing services and performs quality assurance procedures to ensure the effectiveness, quality and coverage of the pricing services. The pricing services use models that use primarily market-based or independent sourced market parameters, including but not limited to benchmark yields, prepayment speeds, broker/dealer quotes, option volatility and cash flows.

The degree of management judgment involved in determining the fair value of securities is minimal due to the availability of quoted market prices and/or observable market parameters and the use of outside pricing services. Management has determined that at September 30, 2008 the available for sale securities are trading in active markets for those or similar type instruments, therefore FSP FAS 157-3 had no impact on the Corporations financial statement at September 30, 2008.

See Note 5 and Note 7 to the Consolidated Financial Statements for additional information on securities, their fair values and other- than- temporary impairment considerations.

The largest decline in terms of average balance was in commercial loans, the majority of our loan portfolio, due to chargeoffs and decreased loan origination activities. The decline in interest income from the prior year is also due to decreases in the prime rate and higher average balances of nonperforming loans in 2008. Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial loan balances and yields.

For the first nine months of the year, tax equivalent interest income decreased $4,211,000 (18.0%). Loan interest income decreased $4,463,000 (20.8%) due to lower average balances of $41,187,000 (10.8%) combined with the average yield decreasing 86 basis points. The decrease in loan balances primarily occurred in commercial loans as the average commercial loan balances decreased $34,018,000 (10.3%). Short-term investments, certificates of deposits and securities interest income increased by $252,000 (12.8%) due to an increase in average balances of 9,840,000 (17.9%), partially offset by a decrease in the average yield of 22 basis points.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the third quarter of 2008 decreased $1,043,000 (37.0%) compared to the third quarter of 2007. This was the result of lower cost of funds due to lower interest rates paid on deposits of 123 basis points, combined with lower average deposit balances of $6,109,000 (1.9%). Pricing competition in the local market for deposits continues to be a factor in attracting deposits at reasonable costs.

Interest expense on deposits for the first nine months of 2008 decreased $2,517,000 (28.9%) compared to the same period in 2007. This was a result of a decrease in the average interest rate paid on deposits of 86 basis points along with lower average balances of $19,327,000 (5.8%) in 2008 compared to 2007.

Borrowed funds’ average balance increased $487,000 (5.6%) in the third quarter of 2008 compared to 2007. As of September 30, 2008, the Bank had a $797,000 loan advance outstanding, included in borrowed funds, which was entered into in 2000 from the FHLBI plus an $8,000,000 loan advance entered into in 2007 from the FHLBI. Additional FHLBI borrowings are available to fund future loan growth if needed. The holding company had a $445,000 advance outstanding at September 30, 2008 from a correspondent bank used to pay the February and May 2008 dividend to shareholders. This advance matured on October 31, 2008. The advance was partially paid off at October 31, 2008 and a new note for $100,000, maturing on July 31, 2009, was entered into. The advance was partially repaid by proceeds from the sale of 57,556 shares of stock to certain directors and one executive for a total of $259,000. The sale price was $4.50 per share, the closing price on the day before the issuance was reported on a Form 8-K filed with the SEC.

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

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $65,000,000 at September 30, 2008 and $72,000,000 at December 31, 2007. Included in these totals are $384,000 at September 30, 2008 and $374,000 at December 31, 2007 of brokered certificates of deposit.

It is the intention of the Bank’s management to handle unexpected liquidity needs through FHLBI borrowings. The Bank has a line of credit of approximately $23,000,000 available at the FHLBI and has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. As of September 30, 2008, the Bank had $8,797,000 in borrowings against the line. Management may also need to look to “available for sale” securities in the investment portfolio to meet additional liquidity needs.

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

Interest Rate Sensitivity as of September 30, 2008

(in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total
Assets:
Loans, net	$86,119	$56,052	$142,321	$26,798	$311,290
Securities	3,506	12,931	16,821	10,911	44,169
Certificates of deposit	294	589	3,730	-	4,613
Short term investments	25,084	-	-	-	25,084
Total rate sensitive assets	$115,003	$69,572	$162,872	$37,709	$385,156

Liabilities:
NOW, savings & MMDA	$82,560	$-	$-	$72,574	$155,134
Time deposits	25,785	107,754	26,509	39	160,087
Other borrowings	445	8,383	414	-	9,242
Total rate sensitive liabilities	$108,790	$116,137	$26,923	$72,613	$324,463

Rate sensitivity gap and ratios:
Gap for period	$6,213	$(46,565)	$135,949	$(34,904)
Cumulative gap	6,213	(40,352)	95,597	60,693

Cumulative rate sensitive ratio	1.06	0.82	1.38	1.19
December 31, 2007 rate sensitive ratio	0.83	0.84	1.42	1.19

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

In the gap table above, the short term (one year and less) cumulative interest rate sensitivity is liability sensitive as of September 30, 2008. A liability sensitive position would normally indicate increased net interest income in a falling rate environment as liabilities would be repriced quicker than assets. Gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and provides meaningful insight into strategies management can take to help mitigate the movement of interest rates.

Provision for Loan Losses (in thousands)	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Total	$1,145	$4,364	$10,045	$11,838

The Corporation recorded a provision of $1,145,000 in the third quarter of 2008 compared to $4,364,000 in the same period of 2007. The 2008 provision is based upon an analysis of estimated losses inherent in the portfolio and other economic factors. Nonperforming loans at September 30, 2008 have increased $3,000,000 to $31,138,000 from the June 30, 2008 balance of $28,138,000, and $16,565,000 from the December 31, 2007 balance of $14,573,000 and increased $19,667,000 from the September 30, 2007 balance of $11,471,000. Net charge offs for the third quarter of 2008 were $2,282,000 compared to $3,121,000 in the same period in 2007. The 2007 year-to-date provision was impacted by transferring $24,732,000 of loans into the held for sale classification which had partial charge-offs of $2,935,000 and writedowns to estimated fair value of $4,603,000, resulting in $17,194,000 of net loans transferred to held for sale. For the third quarter of 2007, $6,311,000 of loans were transferred to held for sale with $1,156,000 of partial charge-offs and $1,101,000 of fair value adjustments for a net transfer of $4,054,000. During the third quarter of 2007, $9,779,000 of the loans were sold at a further loss of $1,107,000, which was recorded in the income statement under the caption “Loss on sale/writedown of commercial loans held for sale”, along with the commission paid to the broker and $68,000 of recoveries on these loans. The remaining $7,415,000 of loans classified as held for sale were transferred back to loans held for investment at their estimated fair value of $3,689,000, requiring a further impairment recognized in the third quarter of 2007 of $3,147,000, after consideration of $579,000 of payments received on these loans during the third quarter. This impairment was also recorded in the income statement as part of “Loss on sale/writedown of commercial loans held for sale”. Nonperforming loans as a percentage of total loans was 9.55% at September 30, 2008 compared to 8.83% at June 30, 2008, 4.19% at December 31, 2007 and 3.21% at September 30, 2007. Management has determined that the allowance is adequate based on potential losses in the portfolio.

Year to date, the provision was $10,045,000 compared to $11,838,000 in the prior year. At September 30, 2008, the allowance for loan losses as a percent of loans was 4.50% compared to 2.96% at December 31, 2007 and 2.45% at September 30, 2007. For the first nine months of 2008, the bank had net charge-offs of $5,802,000 compared to $10,386,000 for 2007.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $29,540,000 at September 30, 2008, and included non-accrual and past due 90 days other than homogenous residential and consumer loans, and $273,000 of commercial loans separately identified as impaired. Included in impaired loans is $4,159,000 of commercial loans with no specific reserve allocation based on the Statement No. 114 analysis which indicates the loan is adequately collateralized at this time. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis. Impaired loans totaled $34,854,000 at June 30, 2008, $17,000,000 at December 31, 2007 and $11,624,000 at September 30, 2007. Impaired commercial loans had specific reserves calculated in accordance with Statement No. 114 of $4,781,000 at September 30, 2008, $1,720,000 at December 31, 2007 and $1,363,000 at September 30, 2007.

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

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. However, as of September 30, 2008, approximately $8.4 million of nonperforming loans are making scheduled payments on their loans. Management has decided, based upon the declines in the value of the real estate securing these loans and concerns regarding the cash flow of the borrowers, that ultimate collectibility of the full principal and interest on these loans is uncertain. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming loans are reviewed regularly for collectibility. The following table reflects nonperforming assets:

Nonperforming Assets (in thousands)	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual Loans	$30,337	$28,086	$14,459	$10,909
90 days or more past due and still accruing	801	52	114	562
Total nonperforming loans	$31,138	$28,138	$14,573	$11,471
Other real estate owned	2,381	1,974	1,523	531
Total nonperforming assets	$33,519	$30,112	$16,096	$12,002

Nonperforming loans as a percent of
total loans	9.55%	8.30%	4.19%	3.21%
Allowance for loan losses as a percent of
nonperforming loans	47%	56%	71%	76%
Nonperforming assets as a percent of
total loans and other real estate owned	10.21%	8.83%	4.61%	3.35%

A summary of the composition of loans is presented below. Included in residential first mortgage totals are “real estate mortgage” loans listed in the consolidated financial statements and other loans (primarily commercial) to customers who pledge their homes as collateral for their borrowings.

	September 30, 2008		December 31, 2007
Loans (in thousands)	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$31,729	9.7%	$35,545	10.2%
Residential home equity/other junior liens	20,847	6.4%	19,353	5.6%
1-4 family residential construction loans	16,687	5.1%	29,201	8.4%
Other construction, land development, and
other land loans	31,347	9.6%	23,182	6.7%
Multifamily residential properties	2,645	0.8%	4,083	1.2%
Owner-occupied nonfarm, nonresidential properties	85,753	26.3%	89,600	25.7%
Other nonfarm, nonresidential properties	95,027	29.1%	99,101	28.4%
Consumer	8,343	2.6%	11,113	3.2%
Commercial	31,174	9.6%	33,677	9.7%
Other	2,719	0.8%	3,510	1.0%
Total gross loans	326,271	100.0%	348,365	100.0%
Net unearned fees	(330)		(489)
Total loans	$325,941		$347,876

The increase in other construction, land development, and other land loans at September 30, 2008 from December 31, 2007 is due to reclassifications based on the underlying collateral. The Corporation’s exposure to real estate secured loans continues as the economy and real estate values have continued to deteriorate. If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. In addition, continued adverse economic conditions could result in further deterioration in the overall loan portfolio.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first nine months of 2008 and 2007 (in thousands):

Components	2008	2007
Allowance for loan losses
Balance, beginning of year	$10,314	$7,598
Loans charged off:
Real estate mortgage	254	242
Commerical	5,701	5,180
Consumer	417	596
Subtotal	6,372	6,018
Charge-offs on loans transferred to held for sale	-	4,669
Total charge-offs	6,372	10,687
Recoveries to loans previously charged off:
Real estate mortgage	14	-
Commerical	349	107
Consumer	207	194
Total recoveries	570	301
Net loans charged off	5,802	10,386
Additions to allowance charged to operations	10,139	11,546
Balance, end of quarter	14,651	8,758
Reserve for unfunded credit commitments
Balance, beginning of year	739	331
Additions to reserve charged to operations	(94)	292
Balance, end of quarter	645	623
Total allowance for loan losses and reserve for
unfunded credit commitments	$15,296	$9,381
Ratios:
Net loans charged off (annualized) to average loans outstanding	2.26%	3.65%
Net loans charged off (annualized) to average loans outstanding(1)	N/A	2.01%
Allowance for loan losses to loans outstanding	4.50%	2.45%
(1) Computed without annualizing the charge-off related to transferring loans to held for sale.

Noninterest Income	Third Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Total	$(871)	$942	$803	$2,249

Noninterest income, which includes service charges and other fee income, trust income, gain on sale of mortgage loans, gain (loss) on available for sale securities, and other miscellaneous income, decreased by $1,813,000 (192.5%) during the third quarter of 2008 compared to the same quarter in 2007. The primary reason for the decrease was the loss on impairment of available for sale securities of $1,772,000 in 2008 due to the impairment recorded on the Freddie Mac and Fannie Mae preferred securities as discussed in Note 5 of the accompanying consolidated financial statements. Service charges and other fee income decreased $24,000 (2.9%) during the third quarter of 2008 from the third quarter of 2007 primarily due to decreases in returned check fees and commercial loan late fees partially offset by an increase in ATM network fees. Trust income decreased $8,200 (8.1%) in the third quarter 2008 compared to the same period last year. The Bank had no gain on sale of mortgage loans in the third quarter of 2008 compared to $11,000 in the same period in 2007. The Bank is now using a third party to underwrite, fund, and close mortgage loans, and the Bank receives a commission for taking the loan application and performing related services. The Bank received $14,000 in commissions in the third quarter of 2008 which are included in other fee income.

For the nine months ended September 30, 2008, noninterest income decreased $1,446,000 (64.3%). This decrease was primarily due to the loss on impairment of available for sale securities as discussed above. Service charges and other fee income decreased $217,000 (8.8%) due primarily to lower returned check fees of $94,000 (7.4%) and loan late fees and service charges $122,000 (39.7%). Gain on sale of mortgage loans decreased $35,000 due to the bank no longer originating mortgage loans in 2008 as discussed above. The Bank received $34,000 in commissions for the nine months ended September 30, 2008 which are included in other fee income. Other income increased $37,000 primarily due to the gain on sale of four other real estate owned properties, all of which were residential mortgage properties.

Noninterest Expense	Third Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Total	$3,778	$7,517	$11,211	$14,546

Noninterest expense decreased $3,738,000 (49.7%) in the third quarter of 2008 compared to the same quarter in 2007. This decrease was primarily due to the loss on sale/writedown of commercial loans held for sale of $4,312,000 in the third quarter of 2007. Salaries and employee benefits increased $135,000 (8.6%) in the third quarter of 2008 compared to the third quarter of 2007 primarily due to an increase in profit sharing expense of $114,000 and other employee benefits of $17,000. Profit sharing expense (discretionary bonuses) increased in the third quarter of 2008 compared to the same period of 2007 due to the Bank reducing the accrual in the third quarter of 2007 by $39,000 based on the Bank’s results through September 30, 2007. Net occupancy costs decreased $25,000 (8.7%) in 2008 compared to 2007 due to lower property taxes, building services and depreciation expense. Equipment expense decreased $16,000 (13.1%) primarily due to lower depreciation expense due to the Bank’s telephone system is now fully depreciated. Professional and service fees increased $125,000 (26.9%) primarily due to higher legal fees. Legal fees increased $126,000 in the third quarter of 2008 from the third quarter of 2007 and are expected to remain elevated as the Bank will require additional legal services as nonperforming loans are worked out. Loan collection and foreclosed property expense increased $241,000 in the third quarter compared to 2007 due to higher nonperforming loans and foreclosed assets. These costs are expected to remain high in the near term future. Computer service fees decreased $11,000 (7.9%) as 2007 included maintenance fees related to the replaced core system. FDIC assessment fees increased $206,000 due to a one-time credit being fully used in the first half of 2008. Printing and supplies decreased $4,000 (6.8%) due to timing of purchases. Director fees decreased $16,000 (25.6%) due changes in director compensation in 2008 and fewer committee meetings. Other expenses decreased $60,000 (13.6%) primarily due to 2007 including higher losses on the sale of two other real estate owned properties, all of which were commercial properties.

For the first nine months of 2008, noninterest expense decreased $3,335,000 (22.9%) compared to 2007. As noted above, this was primarily due to the loss on sale/writedown of commercial loans held for sale of $4,312,000 in 2007. Salaries and employee benefits increased $227,000 (4.5%) primarily due to salaries and wages increasing $135,000 and profit sharing expense increasing $133,000. Salaries increased due to adding positions in the commercial loan department. Profit sharing increased due to the Bank reducing the 2007 accrual based on the Bank’s results through September 30, 2007. Net occupancy expense increased $13,000 (1.5%) primarily due to an increase in building services primarily related to increased snow removal services in 2008 partially offset by lower depreciation expense. Equipment expense decreased $2,000 (.6%). Professional and service fees increased $199,000 (13.1%) primarily due to an increase in legal fees of $313,000 as noted above. Partially offsetting the increase in legal fees was a decrease in other fees of $90,000 due to a consulting project related to the core system conversion in 2007. Loan collection and foreclosed property expense increased $496,000 compared to same period in 2007 for reasons noted above as well as higher property taxes paid on nonperforming assets in 2008. Computer service fees decreased $40,000 (9.4%) as 2007 fees included costs related to the core system conversion with occurred in April 2007. FDIC assessment fees increased $233,000 in 2008 due to reasons stated above. The Bank will be subject to higher deposit insurance premiums in the last quarter of 2008 as compared to 2007. The total increase in premiums in 2008 compared to 2007 is estimated to be approximately $460,000 based on current assessments and anticipated assessments in the fourth quarter of 2008. FDIC premiums are expected to continue to increase in 2009. Printing and supplies decreased $28,000 (11.5%) as 2007 included costs related to the core system conversion which occurred in April 2007. Director fees decreased $70,000 (28.6%) due to no profit sharing bonus accrual for directors in 2008, changes in director compensation in 2008, and fewer committee meetings. Other expenses decreased $53,000 (4.2%) in 2008 compared to 2007 primarily due to higher losses on the sale of other real estate owned property in 2007 partially offset by a 2007 reversal of a $78,000 settlement accrued in 2006;

Income Tax Expense	Third Quarter		Year-to-Date
(in thousands)	2008	2007	2008	2007
Total	$(24)	$(2,327)	$(2,324)	$(3,691)

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income as a percentage of the pre-tax loss as well as the tax treatment of our other-than-temporary impairment on preferred securities discussed in the following sentences. In the third quarter of 2008, the Corporation recorded a loss on our Fannie Mae and Freddie Mac preferred stock of $1,772,000. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) enacted Section 301 provides tax relief to banking organizations that have suffered losses on Fannie Mae and Freddie Mac preferred securities by changing the character of these losses from capital to ordinary for federal income tax purposes. However, since the EESA was enacted after September 30, 2008, the Corporation will not be able to recognize the tax effects of the ordinary losses in its financial statements until the fourth quarter of 2008. The Corporation is expected to recognize a $603,000 tax credit in the fourth quarter of 2008 related to this transaction.

Capital (in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Stockholders' Equity	$34,337	$40,627	$41,317
Ratio of Equity to Total Assets	8.27%	9.39%	9.41%

The Federal Banking Agencies have allowed Banks to elect to recognize the effect of the tax law change enacted in Section 301 of the EESA (as discussed above) in the third quarter 2008 regulatory capital calculations. The Bank’s Tier 1, Tier 1 risk-based and total risk-based capital ratios at September 30, 2008 reflect the $603,000 tax benefit of the losses on Fannie Mae and Freddie Mac preferred securities.

The Federal Reserve Board provides guidelines for the measurement of capital adequacy. The Bank’s capital, as adjusted under these guidelines, is referred to as risk-based capital. The Bank’s Tier 1 risk-based capital ratio at September 30, 2008 was 10.22% and total risk-based capital was 11.51%. At September 30, 2007, these ratios were 10.62% and 11.88%, respectively. Minimum regulatory Tier 1 risk-based and total risk-based capital ratios under the Federal Reserve Board guidelines are 4% and 8%, respectively. The capital guidelines also provide for a standard to measure risk-based capital to total assets which is called the leverage ratio. The Bank’s leverage ratio was 8.35% at September 30, 2008 and 9.28% at September 30, 2007. The minimum standard leverage ratio is 3% but financial institutions are expected to maintain a leverage ratio of 1 to 2 percentage points above the 3% minimum.

While the Bank remains well capitalized, further dividends from the Bank to the Corporation will require OCC approval. This is due to the fact that, under current banking regulations, the Bank may only pay dividends, without prior OCC approval, to the extent of its current year’s retained earnings (current year’s earnings less current year’s dividends paid) plus the prior two years’ retained earnings. The Bank’s prior and current year’s losses obligate the Bank to obtain this approval. To the extent that the Corporation pays dividends given (1) the losses incurred in 2007 and to date in 2008, and (2) dividends paid by the Bank to the Corporation in 2007, and based on an assumption of future earnings commensurate with historical earning levels, OCC approval will be required as a condition to future dividends until at least 2010. We have no basis or understanding with the OCC that such approval will be granted.

The Corporation has filed a preliminary proxy statement with the SEC in connection with a special meeting of the shareholders to amend the Corporation’s articles of incorporation to permit the issuance of preferred stock. The special meeting of shareholders is scheduled for December 17, 2008 for the purpose of voting on this amendment. Management believes that the ability of the Corporation to issue preferred stock in the current capital environment, especially in regards to the Emergency Economic Stabilization Act of 2008 which allows the U.S. Department of Treasury to inject capital in the form of preferred stock into banks and bank holding companies, is beneficial. Management is currently evaluating the program offered by the Treasury and other opportunities to raise capital in a low-cost and efficient manner.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c and 1d of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2007.

Contractual Obligations
As of September 30, 2008, December 31, 2007, and September 30, 2007, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $1,422,000, $2,328,000 and $2,600,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2008, December 31, 2007 and September 30, 2007, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

Impact of New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS157-2. FSP FAS 157-2 allows entities to electively defer the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008. This new guidance had no effect on our consolidated results of operations or financial position. The Corporation will apply the fair value measurement and disclosure provisions of Statement No. 157 to nonfinancial assets and liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position. See Note 7 for a discussion regarding the January 1, 2008 implementation of Statement No. 157 relating to the Corporation’s financial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 was effective for the Corporation beginning January 1, 2008. Through September 30, 2008, the Corporation has not elected the fair value option for any of its financial assets or liabilities.

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
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d –15(e)) for the period ended September 30, 2008, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended September 30, 2008 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K, the Corporation is subject to the following additional risk factors under the current economic and regulatory environment.

Difficult market conditions have adversely affected our industry.
Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. This has also resulted in the write-downs of asset-backed securities and other securities and loans. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program would limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It would also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan and the Long-Term Incentive Plan during the quarter ended September 30, 2008 were registered under the Securities Act.

There were no purchases of common stock for the three months ended September 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Ronald L. Long —————————————— Ronald L. Long President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

Date: November 7, 2008