Form 10-K
period 2008-12-31
FNBH BANCORP INC
filed 2009-03-31
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 0-25752
FNBH BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	No. 38-2869722 (I.R.S. Employer Identification No.)
101 East Grand River, Howell, Michigan 48843
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (517) 546-3150
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2008, was $27,752,395.
The number of outstanding shares of common stock (no par value) as of March 30, 2009 was 3,120,443.
Documents Incorporated by Reference:
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
FNBH Bancorp, Inc. (“FNBH”), a Michigan business corporation, is a one-bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the “Bank”). FNBH and the Bank are collectively herein referred to as the “Corporation”. FNBH was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a stockholder approved reorganization, which became effective in May 1989. The Corporation’s internet address is www.fnbh.com. Through our internet website, we make available free of charge, as soon as reasonably practical after such information has been filed with the Securities and Exchange Commission, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission. Also available on our website are the respective Charters of the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Company’s Code of Ethics for its Chief Executive Officer and other senior financial officers.
The Bank was originally organized in 1934 as a national banking association. As of January 31, 2009, the Bank had approximately 102 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. FNBH does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.
On November 26, 1997, H.B. Realty Co., a subsidiary of FNBH, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.
Bank Services
The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, night depository, safe deposit box and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks, pursuant to which the Bank engages in federal funds sale and purchase transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $21,400,000 of which $12,600,000 is available, and $8,800,000 is funded as of year end. The Bank also has a relationship with the Federal Reserve Bank of Chicago, the Fed Discount Window, where it has a line of credit of $11,400,000 of which all is available as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.
The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2008 and 2007, the Bank’s certificates of deposit of $100,000 or more constituted approximately 18% and 19%, respectively, of total deposit liabilities. The Bank’s deposits are primarily from its service areas, and the Bank does not seek or encourage large deposits from outside the area. However, the Bank does utilize brokered certificates of deposit at times to efficiently meet funding needs.
FNBH’s cash revenues are derived primarily from dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 89% of total revenues for the year ended December 31, 2008, and 83% for the year ended December 31, 2007. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 11% of total revenues in 2008 and 7% of total revenues in 2007. Revenues were also generated from deposit service charges and other financial service fees.
The Bank provides real estate, consumer, and commercial loans to customers in its market. As of December 31, 2008, 30% of outstanding loans were secured by construction, land development and residential mortgages or residential construction. As of December 31, 2008, 57% of outstanding loans were secured by nonfarm, nonresidential properties, 47% of which were owner occupied. Seventy percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 86%, mature within five years of issuance. Approximately $29,898,000 of loans with fixed rates (or about 9.5% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Forty-seven percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. As of December 31, 2008, certificates of deposits totaled approximately $156,000,000 with $134,000,000 maturing within a year, and the majority of the balance maturing within a five year period.
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
As described in more detail below, the Corporation’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities at December 31, 2008, was 16% liability sensitive, the same as December 31, 2007. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A below.
The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. In 2007, the Bank transferred some commercial loans into the held for sale classification as management’s intent had changed. A sale of part of these loans was completed during the third quarter of 2007. Until December 2007, the Bank regularly sold fixed rate residential mortgages to the Federal Home Loan Mortgage Corporation (Freddie Mac) while retaining servicing on the sold loans. Beginning in November 2007, the Bank entered into an arrangement with a third party provider to take mortgage loan applications which are then underwritten and closed by the third party provider. The Bank receives fee income for loans referred in this way that is recorded as part of noninterest income. Those residential real estate mortgage loan requests that do not meet the third party provider’s criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.
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
The investment portfolio must be coordinated with the overall asset/liability management of the balance sheet. The use of the investment portfolio for market oriented trading activities or speculative purposes is expressly prohibited unless otherwise approved by the Board of Directors. Investments are acquired for which the Bank has both the ability and intent to hold to maturity. Specific limits determine the types, maturities, and amounts of securities the Bank intends to hold. Guidelines on liquidity requirements, as well as an acknowledgement of the Bank’s credit profile and capital position may affect the Bank’s ability to hold securities to maturity. It is not the intention of management to profit from short-term securities price movements. Business reasons for securities purchases and sales are noted at the time of the transaction. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.
Bank Competition
The Bank has nine offices within the five communities it serves, all of which are located in Livingston County, Michigan. Four of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, the Bank’s principal competitors are Fifth Third Bank, National City Bank, Comerica Bank, Citizens Republic Bancorp and Bank of America (formerly LaSalle Bank). Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2008, the Bank holds approximately 18.9% of local deposits, compared to approximately 13.1% held by Fifth Third Bank, approximately 12.7% held by National City, approximately 9.4% held by Comerica Bank, approximately 9.2% held by Citizens Republic Bancorp, and approximately 9.1% held by Bank of America. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains five branch offices, National City Bank operates seven branch offices, Citizens Republic Bancorp has five branch offices, Comerica Bank has six branch offices, and Bank of America has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.
The Bank competes with other commercial banks, savings banks, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds. Many of these competitors have substantially greater resources than we do and offer certain services that we do not generally provide. Such competitors may also have greater lending limits than our Bank. In addition, non-bank competitors are generally not subject to the extensive regulations applicable to us.
Condition of Corporation
The following table sets forth certain information regarding the condition of the Corporation:

	Balances as of December 31,
	(in thousands)
	2008	2007	2006	2005	2004
Total Assets	$388,783	$432,894	$473,896	$477,225	$456,910
Loans	315,817	347,876	384,581	372,855	357,377
Securities	42,516	38,632	54,214	62,373	64,348
Noninterest-Bearing Deposits	56,405	56,506	62,681	71,415	71,785
Interest-Bearing Deposits	293,122	323,072	342,863	350,670	327,478
Total Deposits	349,527	379,578	405,544	422,086	399,263
Stockholders’ Equity	27,525	40,627	49,992	49,446	45,716
Throughout 2008, the Bank operated nine branch facilities: one in downtown Howell, one at Lake Chemung (five miles east of downtown Howell), one is a grocery store branch located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2008, loans decreased due to lower loan demand due to the overall decline in the local economy, the planned decrease in the Bank’s assets and a focus on reducing the Bank’s size to preserve capital. Deposits in 2008 were also lower due to continued increased competition for deposits in our local markets. During 2005, the Bank’s deposits grew due to general growth in the county and increased usage of the wholesale funding market. Stockholders’ equity has decreased primarily due to recording net losses of $13,413,000 in 2008 and $6,556,000 in 2007.
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
Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than stockholders of the Corporation.

Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.
Regulatory Developments
Emergency Economic Stabilization Act of 2008. On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA enables the federal government, under terms and conditions developed by the Secretary of the United States Department of the Treasury (“UST”), to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the UST is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections.
Troubled Assets Relief Program (TARP). Under TARP, the UST authorized a voluntary capital purchase program (“CPP”) to purchase senior preferred shares of qualifying financial institutions that elect to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends. The Corporation did not participate in the CPP.
Federal Deposit Insurance Coverage. EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program (“TLGP”). Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010. The Corporation did elect to participate in the deposit portion of the TLGP.
Financial Stability Plan. On February 10, 2009, the UST announced the Financial Stability Plan (“FSP”), which is a comprehensive set of measures intended to shore up the U.S. financial system and earmarks the balance of the unused funds originally authorized under EESA. The major elements of the FSP include: (a) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (b) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage-asset-backed securities issuances, (c) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (d) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.
Financial institutions receiving assistance under the FSP going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. We cannot predict at this time the effect that the FSP may have on the Corporation or its business, financial condition or results of operations.
American Recovery and Reinvestment Act of 2009. On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”). In enacting ARRA, Congress intended to provide a stimulus to the U.S. economy in light of the significant economic downturn. AARA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and numerous domestic spending efforts in education, healthcare and infrastructure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally-aided financial institutions, including banks that have received or will receive assistance under TARP. The Corporation has received no assistance under TARP.
Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements: access to low-cost refinancing for responsible homeowners suffering from falling home prices, a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes, and support for low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

Many details related to these new regulatory developments have yet to be established. We continue to monitor these developments and assess their potential impact on the Corporation and its business.
The Corporation
General. FNBH is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, FNBH is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.
In accordance with Federal Reserve Board policy, FNBH is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where FNBH might not do so absent such policy. In addition, if the Bank’s capital becomes impaired, the OCC may require the Bank to restore its capital by a special assessment upon FNBH as the Bank’s sole stockholder. If FNBH were to fail to pay any such assessment, the directors of the Bank would be required, under federal law, to sell the shares of the Bank’s stock owned by FNBH at public auction and use the proceeds of the sale to restore the Bank’s capital. Given current market conditions, it may be difficult for FNBH to raise significant amounts of additional capital on reasonable terms.
Investments and Activities. In general, any direct or indirect acquisition by FNBH of any voting shares of any bank which would result in FNBH’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of FNBH with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHCA.
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
With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling a bank unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling a bank as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.
Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. FNBH has not elected to operate as a financial holding company.
Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional bank or non-bank businesses. The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of stockholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. At December 31, 2008 FNBH’s capital ratios all exceeded the minimum requirements.
The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised FNBH of any specific minimum Tier 1 Capital leverage ratio applicable to it.
Dividends. FNBH is an entity separate and distinct from the Bank. Most of FNBH’s revenues are received by it in the form of dividends paid by the Bank. Thus, FNBH’s ability to pay dividends to its stockholders is indirectly limited by statutory restrictions on the Bank’s ability to pay dividends as described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the OCC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by FNBH for an insured bank which fails to meet specified capital levels.
In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Corporation, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Corporation’s Articles of Incorporation were amended in February 2009 to authorize the issuance of up to 30,000 shares of preferred stock, with no par value. As of March 31, 2009, no preferred shares have been issued.
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
The Reform Act requires the FDIC to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. The FDIC has adopted a plan to restore the DRR to 1.15% by the end of 2015.
Under the FDIC’s rate schedule established for the first quarter of 2009, most well-capitalized banks will pay 12 to 14 basis points (calculated as an annual rate against the bank’s deposit base) for deposit insurance premiums. That rate increases to 50 basis points for banks that pose significant supervisory concerns. Premiums are assessed and collected quarterly by the FDIC. The base rate beginning in the second quarter of 2009 is currently expected to be between 12 and 16 basis points for banks in the lowest risk category and 45 basis points for banks in the highest risk category, with potential adjustments based on certain risk factors. FDIC insurance could continue to increase in the future due to continued depletion of the DIF. The FDIC has proposed a one-time assessment on all banks and has indicated future emergency assessments could also be necessary. Whether any such assessment will be imposed and the timing and size of any such assessment are impossible to predict at this time. For more information about the deposit insurance premiums payable by the Bank, see “Noninterest Expense” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
These premiums will be initially offset for certain eligible institutions by a one-time assessment credit granted in recognition of historical contributions made by the eligible institutions to the deposit fund. The Bank was notified of its one-time $246,000 credit against future premiums, $140,000 of which was used to offset premiums in 2007 and the remaining credit of $106,000 was used to offset premiums in 2008.
FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Currently on a annualized basis, FICO assessments are 0.0114% of deposits.
OCC Assessments. National banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of supervisory fees paid by a national bank is primarily based upon the bank’s total assets, as reported to the OCC.
Capital Requirements. The OCC has established the following minimum capital standards for national banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks, with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of stockholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.
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
As of December 31, 2008, each of the Bank’s ratios exceeded the above minimum requirements for the adequately capitalized category.
The above capital requirements are minimum requirements. Higher capital levels may be required by the regulators if warranted by the particular circumstances or risk profiles of individual institutions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on October 16, 2008, the Bank entered into a formal agreement with the OCC. Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. Separate from the agreement, the OCC imposed higher minimum capital requirements on the Bank. As of December 31, 2008, the Bank’s capital ratios fell below the newly imposed minimum requirements due to the Bank recording an other-than-temporary impairment charge of $1,338,938 on a CMO security and a deferred tax asset valuation allowance of $4,750,000. Through the date of filing of this Form 10-K, the Bank had not been notified of any additional corrective action that may be taken by the OCC as a result.
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
In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition, be engaged in an unsafe or unsound practice, or have received an unsatisfactory examination rating with respect to certain matters.
Dividends. Under federal law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock to the Corporation. The Bank may not pay dividends except out of undivided net profits then on hand after deducting its losses and bad debts. In addition, the Bank is required by federal law to obtain the prior approval of the OCC for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit payment of dividends if such payment could be currently deemed an unsafe and unsound business practice. Due to these requirements and based upon current conditions, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC.
Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation or its subsidiaries, on investments in the stock or other securities of the Corporation or its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal stockholders of the Corporation, and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal stockholders of the Corporation may obtain credit from a bank with which the Bank maintains a correspondent relationship.
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
Item 1A. Risk Factors.
Our Bank’s failure to comply with the provisions of its formal agreement with the OCC could subject the Bank to enforcement action and further reputational damage.
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on October 16, 2008, the Bank entered into a formal agreement with the OCC. Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. If the Bank is not able to meet the requirements and conditions imposed by the OCC, such failure could result in actions by the OCC under the prompt corrective action provisions of federal law. As noted under “The Bank-Capital Requirements” above, the Bank has failed to meet minimum capital requirements imposed by the OCC as of December 31, 2008. The corrective actions that could be taken by the OCC for this and other failures could include a requirement to raise additional capital, restrictions on or prohibitions against certain activities, and more stringent actions, which could ultimately include receivership. Any such failures by the Bank and resulting regulatory actions would have a material adverse effect on the financial condition and operations of the Bank. In addition, the supervisory problems noted in the formal agreement have resulted, and are likely to continue to result, in increased costs to the Bank, including higher deposit insurance premiums.
We will likely need to raise additional capital in the near future and such capital may not be available on favorable terms or at all.
Given our recent losses, asset quality issues, and overall financial condition, it is reasonable to assume that we will need to raise additional capital in the near future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. We may not be able to raise the necessary capital on favorable terms, or at all. The ongoing liquidity crisis and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital. An inability to raise additional capital on acceptable terms could have a materially adverse effect on our business, financial condition and results of operations.
Our deposit insurance premiums have risen significantly in the recent past and may continue to rise both as a result of our risk assessment category and increased assessment rates imposed by the FDIC.
As discussed in more detail under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Noninterest Expense” and as shown in our financial statements, the deposit insurance premiums we paid to the FDIC in 2008 rose significantly over prior years and are expected to continue to increase. This results both from our higher risk assessment category (which means we are charged higher rates than stronger banks) and industry-wide rate hikes resulting from the need to replenish the deposit insurance fund as a result of recent bank failures throughout the U.S. We do not know with any level of certainty what our deposit insurance premiums will be for the rest of 2009 or beyond. Continued increases in this expense could have a material adverse effect on our financial condition.
We are in the business of lending, which involves substantial credit risk, and our allowance for loan losses may not be sufficient to cover actual loan losses.
If our loan customers do not repay their loans according to their respective terms, and if we are unable to collect on the loans through foreclosure of any collateral securing repayment, we may experience significant credit losses, which could have a material adverse effect on our operating results. We have established an allowance for loan losses that is intended to approximate credit losses inherent in our current loan portfolio and prevent negative effects on our operating results as a result of loan losses. In determining the size of the allowance, we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In doing so, we rely primarily on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income.
As of December 31, 2008, approximately 86% of the Bank’s loan portfolio is commercial loans. Of these, approximately 70% are loans made for land development, single family home construction and leasing of commercial properties. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater then that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.
In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge offs. Any increase in our allowance for loan losses or loan charge offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
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
Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions. A continued economic slowdown could have many adverse consequences, including the following: loan delinquencies may increase, problem assets and foreclosures may increase, demand for our products and services may decline, and collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. In particular during 2008, 2007 and 2006 our level of nonperforming loans, net loan charge offs, loan delinquencies and provision for loan losses all increased over the prior years.
Additionally, the overall capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the U.S. recession, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly and may continue to increase.
During the past year, the general business environment has had an overall adverse effect on our business, and this environment is not expected to improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to continue to be adversely affected. In addition, a continued downturn in the national economy may impact our operations.
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
We may face challenges in managing our operational risk.
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
Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. This has also resulted in the write-downs of asset-backed securities and other securities and loans. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
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
Beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, the federal government has enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See Item 1 “Regulatory Developments” above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation of worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
In addition, these statutes are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any such changes will have on the effectiveness of the federal government’s efforts to stabilize the credit markets or on our business, financial condition or results of operations.
The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
The programs established or to be established under the EESA and TARP Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums even if we do not participate in all aspects of the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We have credit risk inherent in our securities portfolio.
We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities which includes preferred stocks. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.
Changes in accounting standards could impact our reported earnings.
Financial accounting and reporting standards are periodically changed by the Financial Accounting Standards Board (FASB), the SEC, and other regulatory authorities. Such changes affect how we are required to prepare and report our consolidated financial statements. These changes are often hard to predict and may materially impact our reported financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
We may not pay dividends on our common stock.
Holders of shares of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Our inability to pay dividends to our common stock shareholders could adversely affect the market price of our stock.
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

Item 4. Submission of Matters to a Vote of Security Holders.
A Special Meeting of Shareholders was called for December 23, 2008, for the purpose of amending the Corporation’s Articles of Incorporation to authorize the issuance of 500,000 shares of preferred stock. At that meeting, shareholders were asked to vote to adjourn the meeting to January 22, 2009, in light of a change to the proposed amendment to the Articles and new information disclosed by the Corporation. Votes cast for the adjournment were as follows.

		Abstentions and
Votes For	Votes Against	Broker Non-Votes
1,386,626	275,110	47,556
At the adjourned meeting on January 22, 2009, shareholders were asked to vote to further adjourn the meeting to February 19, 2009, in order to give the Corporation additional time to solicit proxies from shareholders. Votes cast for the adjournment were as follows:

		Abstentions and
Votes For	Votes Against	Broker Non-Votes
1,181,626	542,994	26,143
At the adjourned meeting on February 19, 2009, shareholders were asked to vote to approve an amendment to the Corporation’s Articles of Incorporation to authorize the issuance of up to 30,000 shares of preferred stock. The amendment was approved by the shareholders, with the votes cast for the amendment as follows:

		Abstentions and
Votes For	Votes Against	Broker Non-Votes
1,736,244	674,056	22,200
Additional Item –Executive Officers of Registrant
Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
The Corporation’s executive officers as of March 15, 2009 are as follows:
Ronald L. Long (Age 49), President, Chief Executive Officer, since May 12, 2008; Senior Vice President and Senior Business Development Officer, Independent Bank from October 2007 through January 2008; President and Chief Executive Officer, Independent Bank East Michigan from 1993 through September 2007.
Nancy Morgan (Age 58), Senior Vice President, Human Resources, since October 2001; and Vice President, Human Resources, of the Bank from June 1999 to October 2001.
Janice B. Trouba (Age 47), Senior Vice President, Chief Financial Officer, since May 2003; Senior Vice President, Accounting, from October 2002 to May 2003 of the Bank; and Vice President, Accounting, Citizens Banking Corporation from 1997 to October 2002.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is not an established trading market for the Corporation’s Common Stock. Information regarding its market price can be obtained on the internet at nasdaq.com, symbol FNHM. There are occasional direct sales by stockholders of which the Corporation’s management is generally aware. From January 1, 2007, through December 31, 2008, there were, so far as the Corporation’s management knows, a total of 473,889 shares of the Corporation’s Common Stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. During 2008, the highest and lowest prices known to management involving sales of more than 200 shares were $13.60 and $4.00 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on March 24, 2009 at a price of $2.00 per share.
As of March 1, 2009, there were approximately 800 holders of record of the Corporation’s stock. The following table sets forth the range of high and low sales prices of the Corporation’s Common Stock during 2007 and 2008, based on information made available to the Corporation, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.
Sales prices, for sales involving more than 200 shares, and dividend information for the years 2007 and 2008 are as follows:

	Sale Prices
2007	High	Low	Cash Dividends Declared
First Quarter	$26.75	$26.00	$0.21
Second Quarter	$25.80	$23.10	$0.21
Third Quarter	$23.05	$18.50	$0.21
Fourth Quarter	$18.75	$13.25	$0.21

	Sale Prices
2008	High	Low	Cash Dividends Declared
First Quarter	$13.60	$12.00	$0.08
Second Quarter	$13.40	$9.07	$0.08
Third Quarter	$9.07	$4.50	$0.00
Fourth Quarter	$4.85	$4.00	$0.00
The holders of the Corporation’s common stock are entitled to dividends when, as, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. Dividends were paid on a quarterly basis until the third quarter of 2008 at which time dividends were indefinitely suspended. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and the Bank, along with other relevant factors. The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and Bank to pay dividends is subject to statutory and regulatory restrictions and requirements. The Bank cannot currently, under these requirements, pay a dividend to the Corporation without the prior approval of the OCC.
The Corporation did not repurchase any of its stock during the fourth quarter of 2008, nor has the Corporation’s Board adopted or approved a stock repurchase program.
On October 16, 2008, the Corporation sold an aggregate of 57,556 shares of its common stock to its directors and one executive officer. The sales price per share was $4.50, the closing price of the Corporation’s common stock on the date the sale of the shares was approved by the Board of Directors. This sale of securities was a private placement exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act. The aggregate proceeds of the sale to the Corporation, $259,000, were used to help fund the Corporation’s repayment of its outstanding loan to a third party lender.

STOCKHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index for the five year period ended December 31, 2008. The following information is based on an investment of $100, on January 1, 2004, in the Corporation’s common stock, the NASDAQ Bank Stocks Index and the NASDAQ Stock Market Index, with dividends reinvested. There has been only limited trading in the Corporation’s common stock, and the Corporation’s stock does not trade on any stock exchange or the NASDAQ market. Accordingly, the returns reflected in the following graph and tables are based on sale prices of the Corporation’s stock of which management is aware. There may have been sales at higher or lower prices of which management is not aware.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	January 1	December 31
	2004	2004	2005	2006	2007	2008
FNBH Bancorp, Inc.	100	163.21	133.51	144.68	76.76	25.36
NASDAQ Stock Market Index	100	108.84	111.16	122.11	132.42	63.80
NASDAQ Bank Stocks Index	100	114.44	111.80	125.47	99.45	72.51

Item 6. Selected Financial Data.
SUMMARY FINANCIAL DATA
(in thousands, except per share data)

	2008	2007	2006	2005	2004
Income Statement Data:
Interest income	$24,307	$30,173	$31,818	$29,315	$24,992
Interest expense	8,118	11,884	10,295	7,054	5,606
Net interest income	16,189	18,289	21,523	22,261	19,386
Provision for loan losses	14,855	14,030	2,639	3,037	1,190
Noninterest income (1)	3,341	3,755	4,031	3,820	4,110
Loss on available for sale securities (1)	3,237	548	—	—	—
Noninterest expense (2)	14,979	13,493	14,939	13,653	13,287
Loss on sale/writedown of commercial loans held for sale (2)	—	4,312	—	—	—
Income (loss) before tax	(13,541)	(10,339)	7,976	9,391	9,019
Net income (loss)	(13,413)	(6,556)	5,586	6,507	6,291
Per Share Data:
Basic net income (loss) per share	$(4.33)	$(2.13)	$1.76	$2.03	$1.98
Diluted net income (loss) per share	(4.33)	(2.13)	1.76	2.03	1.97
Dividends paid	0.16	0.84	0.84	0.80	0.72
Weighted average basic shares outstanding	3,096,332	3,074,732	3,177,093	3,200,146	3,185,025
Weighted average diluted shares outstanding	3,096,332	3,074,732	3,177,146	3,200,518	3,186,142
Balance Sheet Data:
Total assets	$388,783	$432,894	$473,896	$477,225	$456,910
Loans, gross	315,817	347,876	384,581	372,855	357,377
Allowance for loan losses	14,122	10,314	7,598	6,991	6,093
Deposits	349,527	379,578	405,544	422,086	399,263
Stockholders’ equity	27,525	40,627	49,992	49,446	45,716
Ratios:
Dividend payout ratio	N/A	N/A	47.55%	39.15%	36.34%
Average equity to average asset ratio	9.24%	10.47%	10.86%	10.18%	9.71%

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
On October 16, 2008, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. The agreement primarily pertains to actions regarding asset quality and overall administration of the Bank’s credit functions. The Bank has implemented a new loan policy, completed additional evaluations of the loan’s portfolio (using both internal and external resources) and obtained updated appraisals on the majority of adversely rated credits. The Bank has also obtained a new outside independent loan review service for 2009. The Corporation believes that the Bank has made progress in addressing the issues set forth in the formal agreement; however, to date, the Bank remains subject to the terms of that agreement.
2008 was a challenging year. Numerous events impacted the financial services industry such as the conservatorship of Fannie Mae and Freddie Mac as well as the bankruptcy of Lehman Brothers, all of which contributed to a dislocation of credit markets. In addition, our economy fell into recession with unemployment rates moving higher and higher and housing prices declining dramatically in many markets around the country. The combination of sharply lower home values and steep declines in the stock market in 2008 removed trillions of dollars of wealth from the U.S. economy. The Michigan economy generally fared worse than the national economy. Our Federal government instituted several programs in response to these challenging economic conditions including a variety of measures by the Federal Reserve Bank (“FRB”) designed to inject more liquidity into the banking system. It is against this backdrop that we discuss our financial condition and results of operations in 2008 as compared to earlier periods.
FINANCIAL CONDITION
At year end 2008, total assets were $388,783,000 representing a 10.2% decrease from the prior year when total assets were $432,894,000. Investment securities increased $3.9 million (10.1%) to $42,516,000 and gross loans decreased $32.1 million (9.2%) to $315,817,000. Deposits decreased $30.1 million (7.9%) to $349,527,000. Stockholders’ equity decreased $13.1 million (32.2%) to $27,525,000.
Securities
During 2008, securities, included within investment securities, increased due to a decrease in Fed Funds sold which provided funds to purchase more securities. Purchased certificates of deposit also increased $294,000 in 2008 compared to 2007. At year end, the Bank had $11,904,000 in short term investments, which are considered a cash equivalent, a decrease of $4,606,000 from the $16,510,000 reported the previous year.
The following table sets forth the book value of held to maturity securities, the fair value of available for sale securities and the book value of other securities at December 31:

	(in thousands)
	2008	2007	2006
Held to maturity:
States and political subdivisions	$—	$15,394	$16,809

Available for sale:
States and political subdivisions	$14,704	$—	$—
U.S. agencies	9,693	14,005	24,480
Preferred stock	49	—	—
Mortgage-backed/CMO securities	17,074	8,238	11,931

Total available for sale	$41,520	$22,243	$36,411

Other securities:
FRB stock	$44	$44	$44
FHLBI stock	951	951	951

Total other securities	$995	$995	$995

The following table sets forth contractual maturities of securities at December 31, 2008 and the weighted average yield of such securities:

				(in thousands)
			Maturing After		Maturing After
	Maturing Within		One but Within		Five but Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
States and political subdivisions	$2,074	4.53%	$2,240	4.28%	$2,338	3.98%	$8,052	4.36%
U.S. agencies	—		2,062	3.84%	7,131	5.48%	500	5.25%
Mortgage-backed securities	—		—		—		17,074	5.74%
Preferred stock	—		—		—		49	5.80%
FRB stock	—		—		—		44	6.03%
FHLBI stock	—		—		—		951	5.00%

Total	$2,074	4.53%	$4,302	4.07%	$9,469	5.11%	$26,670	5.54%

Tax equivalent adjustment for calculations of yield	$38		$40		$42		$148

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt Rate	Adjustment	Equivalent Basis
Under 1 year	4.53%	1.83%	6.36%
1-5 years	4.28%	1.83%	6.11%
5-10 years	3.98%	1.83%	5.81%
10 years or more	4.36%	1.83%	6.19%
The following table shows the percentage composition of the securities portfolio as of December 31:

	2008	2007	2006
U.S. Treasury & agency securities	22.8%	36.3%	45.2%
Agency mortgage backed/CMO securities	40.2%	21.3%	22.0%
Tax exempt obligations of states and political subdivisions	34.6%	39.8%	31.0%
Preferred stock	0.1%	0.0%	0.0%
Other	2.3%	2.6%	1.8%

Total securities	100.0%	100.0%	100.0%

Loans
The senior management and board of directors of the Bank retain the authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the board or the entire board. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses was elevated in 2008 and 2007 from prior historical levels. The overall loan portfolio decreased $32,060,000 (9.2%) in 2008.

As a full service lender, the Bank offers a variety of home mortgage loan products. Through early December 2007, the Bank made and subsequently sold fixed rate long-term mortgages, which conform to secondary market standards. This practice allowed the Bank to meet the housing credit needs of its service area, while at the same time maintaining loan to deposit ratios and interest sensitivity and liquidity positions within Bank policy. The Bank retained servicing on the majority of sold mortgages thereby furthering the customer relationship and adding to servicing income. During 2008, the Bank did not sell any residential mortgages as compared to $2,673,000 in 2007. Beginning in the fourth quarter of 2007, the Bank entered into an arrangement whereby the Bank takes the mortgage application with all underwriting, processing and loan booking being done by a third party. The Bank records fee income on the loans and continues to meet the needs of the community, while offering a wider variety of mortgage products with improved and more efficient customer service.
The Bank has also been able to service customers with loan needs which do not conform to secondary market requirements by offering variable rate products which are retained in the mortgage portfolio. During 2008, the Bank made no variable rate mortgage loans; all loans were originated through the third party mentioned above.
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
The following table shows the balance and percentage composition of loans as of December 31:

	(in thousands)
	2008		2007		2006		2005		2004
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$31,332	9.9%	$35,545	10.2%	$39,768	10.3%	$46,391	12.4%	$53,059	14.8%
Residential home equity/other junior liens	20,511	6.5%	19,353	5.6%	20,983	5.4%	19,750	5.3%	16,017	4.5%
Construction, land development and other land	42,712	13.5%	52,383	15.0%	67,376	17.5%	72,572	19.4%	59,873	16.7%
Commercial (nonfarm, nonresidential)	179,674	56.9%	192,784	55.3%	203,219	52.8%	177,417	47.5%	163,706	45.7%
Consumer	7,627	2.4%	11,113	3.2%	15,852	4.1%	22,247	6.0%	26,965	7.5%
Commercial	31,628	10.0%	33,677	9.7%	31,710	8.2%	29,230	7.8%	31,772	8.9%
Other	2,629	0.8%	3,510	1.0%	6,343	1.7%	6,104	1.6%	6,991	1.9%

Total gross loans	316,113	100.0%	348,365	100.0%	385,251	100.0%	373,711	100.0%	358,383	100.0%
Net unearned fees	(296)		(489)		(670)		(856)		(1,006)

Total Loans	$315,817		$347,876		$384,581		$372,855		$357,377

Loans secured by residential first mortgages decreased $4,213,000 (11.9%) as the mortgage loan portfolio experienced runoff in 2008. Demand for these loan products was weak in 2008 due to declining real estate values. At December 31, 2008, the Bank had $7,209,000 of home equity interest-only loans; none of these loans are at low promotional rates.
Construction, land development and other land loans at December 31, 2008 were $42,712,000; of this, $12,813,000 was secured by 1-4 family residential construction loans and $29,899,000 was secured by non 1-4 family residential properties. These loans experienced a decline of $9,671,000 (18.5%) partially due to a desire to diversify the Corporation’s loan portfolio away from these higher risk loans and charge offs taken in 2008. (See discussion under Nonperforming Loans and Assets.)
Commercial real estate loans (nonfarm and nonresidential) declined to $179,674,000 at December 31, 2008 from $192,784,000 at December 31, 2007, a decrease of $13,110,000 (6.8%). This decrease is again due to the need to diversify the loan portfolio and charge offs taken in 2008. At December 31, 2008, $84,463,000 of these loans were secured by owner occupied properties, while $92,574,000 were secured by nonowner occupied properties and $2,637,000 were secured by multifamily housing.
Consumer loans decreased $3,486,000 (31.4%) in 2008 due to the continued runoff in indirect auto loans.

Commercial loans experienced a decrease of $2,049,000 (6.1%) in 2008 due to the overall decline in the current economic environment.
Other loans decreased $881,000 (25.1%) in 2008 due to maturities and pay downs on tax exempt loans.
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
The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2008, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Maturing
	(in thousands)
		After One
	Within One	but Within	After Five
	Year	Five Years	Years	Total
Real estate construction, land development and other land loans	$30,596	$11,925	$191	$42,712
Real estate other (secured by commercial and multi-family)	45,919	114,429	19,326	179,674
Commercial (secured by business assets or unsecured)	20,760	10,281	587	31,628
Other (loans to farmers, political subdivisions, and overdrafts)	430	1,726	473	2,629

Totals	$97,705	$138,361	$20,577	$256,643

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	(in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$124,252	$14,109
Due after five years	19,721	856
Future size of the loan portfolio is dependent upon a number of competitive and economic factors. Overall loan balances have decreased during the past two years reflecting both weak economic conditions in Michigan as well as a generally competitive pricing climate. Construction and land development loans have been declining because we are seeking to shrink this portion of our portfolio due to the poor economic climate for real estate development, particularly residential real estate. Further declines in loans or competition that leads to lower relative pricing on new loans could adversely impact our future operating results.

Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans). The aggregate amount of nonperforming loans and other nonperforming assets, as of December 31, is presented in the table below:

	(in thousands)
	2008	2007	2006	2005	2004
Nonperforming Loans and Assets:
Nonaccrual loans	$37,096	$14,459	$12,199	$5,234	$1,146
Loans past due 90 days and still accruing	1,560	114	288	391	288

Total nonperforming loans	38,656	14,573	12,487	5,625	1,434
Other real estate	2,678	1,523	1,629	680	735

Total nonperforming assets	$41,334	$16,096	$14,116	$6,305	$2,169

Nonperforming loans as a percent of total loans	12.24%	4.19%	3.25%	1.51%	0.40%
Allowance for loan losses as a percent of nonperforming loans	37%	71%	61%	124%	425%
There were no other interest bearing assets at December 31, 2008 that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.
The loan portfolio has no significant concentrations in any one industry. There were no foreign loans outstanding at December 31, 2008.
The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of December 31:

	(in thousands)
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Nonperforming Loans
Secured by real estate:
Residential first mortgage	$2,994	7.7%	$1,565	10.8%	$3,480	27.9%
Residential home equity/other junior liens	2,486	6.4%	736	5.0%	490	3.9%
Construction and land development and farmland	18,904	48.9%	6,227	42.7%	1,542	12.4%
Commercial real estate	12,053	31.2%	5,831	40.0%	5,762	46.1%
Consumer	22	0.1%	38	0.3%	34	0.3%
Commercial	2,197	5.7%	176	1.2%	1,179	9.4%

Total nonperforming loans	$38,656	100.0%	$14,573	100.0%	$12,487	100.0%

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, accruing loans 90 days or more past due in payments, loans which have been renegotiated to less than market rates, and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. Nonperforming assets increased in 2008 due primarily to higher delinquencies as a result of economic conditions that impacted customers’ cash flows. Nonperforming loans are reviewed regularly for collectability and any uncollectible balances are promptly charged off.
Nonperforming loans have increased since December 31, 2006 due to the local weakened economy and continued slow housing sales. The increase in nonperforming loans at December 31, 2007 would have been significantly greater without the sale of various nonperforming loans in the third quarter of 2007. Approximately $25 million of loans (before charge offs or fair market value adjustments) were transferred to held for sale and either sold or transferred back to held for investment at bid prices. While there has been a significant increase in nonperforming loans, especially during 2008, management believes the allowance is adequate at December 31, 2008 based on our loan-by-loan analysis of the problem loans, the significant amount of charge offs during the year and considering the value of collateral related to loans secured by real estate. However, the Bank continues to experience declines in the value of collateral due to market conditions. Management expects the work out of these loans to take some time, especially given the economic outlook for the state and the Bank’s relatively high balances of loans secured by real estate. These conditions are expected to result in the Bank maintaining high balances of nonperforming loans and are expected to continue to impact the provision for loan losses for the foreseeable future. Management continues to make oversight of these loans a priority.
Impaired loans, as defined by Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of Loan, totaled approximately $27,900,000 at December 31, 2008, and included nonaccrual commercial loans specifically evaluated for impairment. There were no other commercial loans separately identified as impaired at December 31, 2008. Homogenous residential and consumer loans as well as smaller balance commercial loans are not specifically evaluated for impairment in accordance with FASB Statement No. 114. Rather, they are reviewed for impairment based on the type of credit, recent levels and historical trends of net loan charge offs and other factors in accordance with FASB Statement No. 5, Accounting for Contingencies. Impaired loans totaled $17,000,000 at December 31, 2007, and $15,500,000 at December 31, 2006. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis. Impaired loans increased in 2008 due to higher nonaccrual loans, continued difficulty by borrowers to repay loans secured by real estate and declining collateral values.
During 2008, the Bank charged off loans totaling $12,105,000 and recovered $635,000 for a net charge off amount of $11,470,000. The Bank had net charge offs totaling $10,905,000 in 2007 and $2,155,000 in 2006. Charge offs increased in 2008 primarily as a result of the weakened local economy which had a negative impact on our borrowers’ cash flow which then impacted their ability to repay their loan(s) according to their contractual terms.
Since December 31, 2006, the Michigan economy in general and more specifically, the decline in real estate sales and valuations in southeast Michigan, significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, the local economies served by the Corporation have been adversely impacted by the continued downturn in the automotive market and related industries which, in turn, has caused a significant increase in loan delinquencies. Due to the relative high concentration of Corporation loans that are secured by real estate and the continued decline in real estate values during 2008, the Corporation has continued to experience an increase in nonperforming loans and impaired loans.
Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $2,678,000 at December 31, 2008 compared to $1,523,000 at December 31, 2007. This increase is the result of the movement of nonperforming loans secured by real estate into OREO as the foreclosure process is completed and any redemption period expires. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many nonperforming loans that were in the process of foreclosure at December 31, 2008, we expect our level of other real estate owned will continue to rise during 2009 and will likely remain at elevated levels for some period of time.
The allowance for loan losses totaled $14,122,000 at year end which was 4.47% of total loans, compared to $10,314,000 (2.96%) in 2007, and $7,598,000 (1.98%) in 2006. The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, and an analysis of the following factors: delinquency trends, delinquency levels, concentrations of credit, economic trends, loan growth, and management changes. Management continues to refine its techniques in this analysis. Economic factors considered in arriving at the loan loss reserve adequacy as of December 31, 2008, included an uncertain interest rate environment, the unemployment rate, the overall economy, and declines in real estate values. When all of these factors were considered, management determined that the $14,855,000 provision and the resulting $14,122,000 allowance were appropriate. Due to current economic conditions and the decline in real estate values, the provision for loan losses in 2008 was impacted by the Bank’s concentration in real estate secured lending. This impact on the loan loss provision is expected to continue in 2009 unless there is a significant recovery of real estate values and the overall economy. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change, the provision and resulting allowance may also change.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is part of the Corporation’s critical accounting policies, for each of the years ended December 31:

	(in thousands)
	2008	2007	2006	2005	2004
Loans:
Average daily balance of loans for the year	$336,637	$375,037	$374,634	$366,877	$340,859
Amount of loans outstanding at end of year	315,817	347,876	384,581	372,855	357,377
Components:
Allowance for loan losses
Balance, beginning of year	$10,314	$7,598	$6,991	$6,093	$5,434
Loans charged off:
Real estate mortgage	261	243	260	26	—
Commercial (1)	11,170	5,519	1,785	1,436	379
Consumer	674	860	619	792	543

Subtotal	12,105	6,622	2,664	2,254	922
Charge offs on loans transferred to held for sale (2)	—	4,669	—	—	—

Total charge offs	12,105	11,291	2,664	2,254	922
Recoveries to loans previously charged off:
Real estate mortgage	14	—	—	—	—
Commercial	370	146	283	120	70
Consumer	251	239	226	142	104

Total recoveries	635	385	509	262	174

Net loans charged off	11,470	10,906	2,155	1,992	748
Additions to allowance charged to operations	15,278	13,622	2,762	2,890	1,407

Balance, end of year	14,122	10,314	7,598	6,991	6,093

Reserve for unfunded credit commitments
Balance, beginning of year	739	331	454	307	524
Additions (reductions) to reserve charged to operations	(423)	408	(123)	147	(217)

Balance, end of year	316	739	331	454	307

Total allowance for loan losses and reserve for unfunded credit commitments	$14,438	$11,053	$7,929	$7,445	$6,400

Ratios:
Net loans charged off to average loans outstanding	3.41%	2.91%	0.58%	0.54%	0.22%
Allowance for loan losses to loans outstanding	4.47%	2.96%	1.98%	1.88%	1.70%

(1)	Partial charge offs of $2,934,831 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale in 2007.

The following table shows charge offs by the type of loan collateral and percentage composition as of December 31:

	(in thousands)
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Charge offs
Secured by real estate
Residential first mortgage	$775	6.4%	$1,150	10.2%	$508	19.1%
Residential home equity/other junior liens	413	3.4%	338	3.0%	312	11.7%
Construction and land development and farmland	7,647	63.2%	4,709	41.7%	180	6.8%
Commercial real estate	1,357	11.2%	2,533	22.4%	949	35.6%
Consumer	450	3.7%	881	7.8%	619	23.2%
Commercial	1,463	12.1%	1,680	14.9%	96	3.6%

Total charge offs	$12,105	100.0%	$11,291	100.0%	$2,664	100.0%

The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(in thousands)
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$13,064	86.4%	$9,274	86.5%	$6,675	85.5%	$5,864	81.9%	$4,877	80.3%
Consumer	613	6.9%	609	6.3%	442	7.2%	850	9.7%	825	10.1%
Real estate mortgage	445	6.7%	431	7.2%	481	7.3%	277	8.4%	391	9.6%

Total	$14,122	100.0%	$10,314	100.0%	$7,598	100.0%	$6,991	100.0%	$6,093	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of the credit commitments in each category to total credit commitments, as of December 31:

	(in thousands)
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$76	62.5%	$488	79.6%	$207	80.1%	$199	81.9%	$148	80.3%
Consumer	240	37.5%	251	20.4%	124	19.9%	255	9.7%	158	10.1%
Real estate mortgage	—	—	—	—	—	—	—	8.4%	1	9.6%

Total	$316	100.0%	$739	100.0%	$331	100.0%	$454	100.0%	$307	100.0%

Deposits
Deposit balances of $349,527,000 at December 31, 2008 were $30,051,000 lower than the previous year end. Because year end deposit balances can fluctuate, it is more meaningful to analyze changes in average balances. Average deposits decreased 5.8% in 2008 compared to 2007. Average demand deposits decreased $4.7 million (7.8%) while average NOW, savings and money market deposit account (MMDA) balances as a group increased $3.8 million (2.6%). Average certificates of deposit decreased $21.7 million (11.8%). Average noninterest bearing deposits decreased by 8.8% from 2006 to 2007, average NOW, savings, and MMDA balances fell 5.8% from 2006 to 2007, and average certificates of deposit fell .7% from 2006 to 2007.

The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(in thousands)
	2008		2007		2006
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$55,077	0.00%	$59,734	0.00%	$65,492	0.00%
NOW	35,845	0.24%	36,748	0.49%	39,568	0.38%
Savings	38,033	0.49%	38,656	0.50%	43,383	0.40%
MMDA	72,762	2.01%	67,473	3.09%	68,739	2.35%
Time deposits	163,211	3.64%	184,938	4.82%	186,192	4.26%

Total	$364,928	2.10%	$387,549	2.93%	$403,374	2.45%

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2008.
There was a decline in NOW and savings of 2.5% and 1.6%, respectively, on average from 2007 to 2008. MMDAs increased 7.8% on average from 2007 to 2008 primarily attributable to consumers’ continued preference for accounts with higher rates. Average business MMDAs increased 69.4% due to the Bank introducing a sweep product in November 2007. This was offset by a decline in personal and public MMDAs of 5.6% compared to 2007.
The majority of the Bank’s deposits are from core customer sources, representing long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The Bank does issue brokered certificates of deposit in the market to meet liquidity needs with alternative funding sources and had an average balance of brokered certificates in 2008 of $8.5 million compared to $17.5 million in 2007. As of December 31, 2008, $372,000 of these brokered certificates were over $100,000 as compared to $4.9 million as of December 31, 2007. The Bank reduced the average amount of brokered deposits outstanding during 2008 as funds were not needed due to average lower loans outstanding.
Capital
The Corporation’s capital at year end totaled $27,525,000, a $13,102,000 (32.2%) decrease compared to capital of $40,627,000 at December 31, 2007 and $49,992,000 at December 31, 2006. Included in capital at December 31, 2008 is a $396,000 net of tax unrealized gain on investment securities available for sale.
Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to stockholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for institutions. The leverage ratio, which divides Tier 1 capital by three months average assets, must be 4% for an institution to be considered adequately capitalized. The Bank’s leverage ratio was 6.89% at year end 2008. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 4% for an institution to be considered adequately capitalized. The Bank’s Tier 1 risk-based capital ratio was 8.27% at year end 2008. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 8% for an institution to be considered adequately capitalized. The Bank’s total risk-based capital ratio was 9.56% at year end 2008.

The following table lists various Bank capital ratios at December 31:

	Minimum Regulatory	Minimum Regulatory Ratio
	Ratio for Well	for Adequately	Bank Ratios
	Capitalized	Capitalized	2008	2007	2006
Average equity to average asset ratio	—	—	9.24%	10.42%	10.86%
Tier 1 leverage ratio	5.00%	4.00%	6.89%	9.60%	10.80%
Tier 1 risk-based capital	6.00%	4.00%	8.27%	10.61%	12.31%
Total risk-based capital	10.00%	8.00%	9.56%	11.88%	13.56%
The Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital and Total risk-based capital ratios were above the minimum regulatory ratio for “well capitalized” institutions through September 30, 2008. In the fourth quarter, the Bank’s total risk-based capital ratio fell below the 10% required to be considered well capitalized due to the Bank recording an other-than-temporary impairment charge of $1,338,938 on a CMO security and a deferred tax asset valuation allowance of $4,750,000. The increased provision for loan losses also impacted the capital ratios throughout 2008. See Item 1, Business, Supervision and Regulation for additional discussion regarding the Bank’s capital position at December 31, 2008.
The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. In 2008, the Corporation paid dividends in the first and second quarters totaling $488,000. The Corporation’s book value per share (i.e., total stockholders’ equity divided by the number of shares outstanding) was $8.82 at December 31, 2008. The holding company drew upon an unsecured line of credit with a correspondent bank to make the 2008 dividend payments due to the restrictions on the Bank’s ability to pay dividends. The Corporation suspended, indefinitely, the payment of dividends in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.
Liquidity and Funds Management
Liquidity risk is the risk of the Corporation being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation relies on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk.
The Corporation identifies, measures and monitors its liquidity profile. The profile is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. A contingency funding plan is also prepared that details the potential erosion of funds in the event of a systemic financial market crisis or institution-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.
Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $67.9 million at year end 2008 or about 17.5% of total assets. This compares to $71.6 million or about 16.5% of total assets at year end 2007. The increased ratio in 2008 is the result of management’s efforts to raise liquidity levels. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.
The core deposit base is the primary source of the Corporation’s liquidity. The Corporation also has available unused wholesale sources of liquidity, including advances form the Federal Home Loan Bank of Indianapolis (FHLBI), borrowings through the discount window of the Federal Reserve Bank of Chicago and in the past has issued certificates of deposit through brokers.
The Corporation’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct event would be restrictions imposed by regulators due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures. Examples of indirect events unrelated to the Corporation that could have an effect on the Corporation’s access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about the Corporation or the banking industry in general may adversely affect the cost and availability of normal funding sources.

The Corporation maintains a liquidity contingency plan that outlines the process for addressing a potential liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity though a problem period.
It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI Borrowings, or Federal Reserve discount borrowings. The Bank has a $21,400,000 line of credit available at the FHLBI and the Bank has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. At December 31, 2008, the Bank had $8,797,000 in borrowings against the line. The Bank has a $11,000,000 line of credit available at the Federal Reserve and the Bank has pledged certain commercial loans as collateral for this available borrowing. At December 31, 2008, the Bank did not have any borrowings against the line. The Bank could also put in place a repurchase agreement which would allow it to borrow from a broker, pledging investment securities as collateral. In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.
Throughout the past year, Fed Funds Sold balances averaged approximately $17,197,000. The Bank did not borrow money through the Fed Funds market or through short term advances from the FHLBI in 2008.
Contractual Obligations and Commitments
The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2008:

	(in thousands)
	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity(1)	$193,367	$—	$—	$—	$193,367
Consumer and brokered certificates of deposits(2)	136,903	19,746	2,986	4	159,639
Long term advances(3) (4)	8,550	415	—	—	8,965
Operating leases(5)	42	84	32	—	158
Purchase obligations(6)	291	416	316	44	1,067

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2008. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations; there were no variable rate obligations outstanding at December 31, 2008.

(3)	Includes interest on fixed rate obligations.

(4)	See Note 9, “Other Borrowings,” in Notes to Consolidated Financial Statements.

(5)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.

(6)	Purchase obligations relate to certain contractual payments for services provided for information technology and data processing.
The following table lists significant commitments by maturity date as of December 31, 2008:

	Within	One to	Three to	Over
(in thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial loans	$14,276	$2,379	$22	$—	$16,677
Commercial construction loans	558	—	—	—	558
Consumer loans	1,226	2,442	2,822	4,068	10,558
Standby letters of credit	332	—	—	—	332
Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Quantitative and Qualitative Disclosures about Market Risk
The current economic outlook and its potential impact on the Bank and current interest rate forecasts are reviewed monthly to determine the potential impact on the Corporation’s performance. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are discussed including capital ratios and liquidity. Also, the quality of the loan portfolio is reviewed in light of the current allowance for loan losses, and the Bank’s exposure to market risk is reviewed.
Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The Corporation’s Asset/Liability Management Committee’s (ALCO) objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which reflects the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 17, “Financial Instruments with Off-Balance-Sheet Risk” in Notes to Consolidated Financial Statements).
The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of December 31, 2008:

	(in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$85,168	$55,504	$127,371	$33,652	$301,695
Securities	5,078	14,424	14,644	8,369	42,515
Certificates of deposit	—	885	3,434	—	4,319
Short term investments	11,904	—	—	—	11,904

Total assets	$102,150	$70,813	$145,449	$42,021	$360,433

Liabilities
NOW, savings, and MMDA	$62,980	$—	$—	$73,982	$136,962
Time deposits	32,766	101,433	21,958	4	156,161
FHLBI advances & other borrowings	8,483	—	414	—	8,897

Total liabilities	$104,229	$101,433	$22,372	$73,986	$302,020

Rate sensitivity GAP:
GAP for period	$(2,079)	$(30,620)	$123,077	$(31,965)
Cumulative GAP	(2,079)	(32,699)	90,378	58,413

December 31, 2008 cumulative sensitive ratio	0.98	0.84	1.40	1.19
December 31, 2007 cumulative sensitive ratio	0.83	0.84	1.42	1.19
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
In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 16% liability sensitive at year end, the same as the previous year.
Because of the Bank’s liability sensitive position, if market interest rates decrease, this negative GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately .3% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 1.2% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a decline in interest rates.
Fair Value of Financial Instruments
We use fair value measurements to record adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for investment. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See Note 21, “Fair Value”, in Notes to Consolidated Financial Statements for further information about the extent to which fair value is used to measure assets, the valuation methodologies used, and its impact on earnings.
FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level hierarchy for disclosures of assets or liabilities recorded at fair value. The classification of assets within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived data or market-based information obtained form independent sources, while unobservable inputs reflect our estimates about market data. The three levels of the fair value hierarchy are as follows:
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded in active markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Level 2 instruments generally include U.S. government and agency securities, U.S. government and agency mortgage-backed securities, municipal bonds and preferred stocks.
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.
For assets recorded at fair value, it is management’s intention to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, quoted market prices are used to measure fair value. If market prices are not available, fair value measurement is based on models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, and option volatilities. Substantially all of our asset valuations use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the asset or liability.
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For assets that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When significant adjustments are required to available observable inputs, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.

At December 31, 2008, $41.5 million, or 10.7% of total assets, consisted of assets recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented 6.7% of these assets (0.7% of total assets). The remaining assets measured at fair value on a recurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.
Our asset valued on a recurring basis using Level 3 measurements was a non-agency collateralized mortgage obligation (CMO). This asset has underlying collateral which consists of jumbo, interest only, adjustable rate mortgages with a 10 year fixed interest rate and a 30 to 40 year amortization schedule. The vast majority of the mortgages were originated in 2007, 63% are concentrated in California, and 59% are limited documentation loans. This asset was reclassified from a Level 2 to a Level 3 measurement in the fourth quarter of 2008 because significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Subsequent to year end, this asset was significantly downgraded by one of the rating agencies. As discussed further in Note 3, “Investment Securities” in Notes to Consolidated Financial Statements, an other-than-temporary impairment charge of $1,338,938 was recorded relating to this asset.
RESULTS OF OPERATIONS
Net loss was $13,400,000 in 2008, a $6,800,000 decrease in profitability compared to net loss of $6,600,000 in 2007. In 2007, our net loss was a decrease of $12,200,000 in profitability compared to net income of $5,600,000 in 2006.
The ratio of net income (loss) to average stockholders’ equity and to average total assets, for the years ended December 31 follows:

	2008	2007	2006	2005	2004
Net income (loss) as a percent of:
Average common equity	-34.92%	-13.98%	11.06%	13.63%	14.51%
Average total assets	-3.23%	-1.46%	1.20%	1.39%	1.41%
Net Interest Income
Net interest income is the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and borrowed funds. In the following tables, the interest earned on investments and loans is expressed on a fully taxable equivalent (FTE) basis. Tax exempt interest is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34%. The following yield analysis shows that the Corporation’s interest margin decreased 22 basis points in 2008 as a result of a decrease of 96 basis points in yield on earnings assets combined with a decrease of 97 basis points in the interest cost on deposits and borrowings. In 2007, the interest margin decreased 58 basis points as a result of a decrease of 12 basis points in yield on earning assets combined with a decrease of 54 basis points in the interest cost on deposits and borrowings.

The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2008, 2007, and 2006.
Yield Analysis of Consolidated Average Assets and Liabilities
(in thousands)

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Short term investments	$18,186	$382.3	2.10%	$3,091	$150.6	4.87%	$3,253	$151.7	4.66%
Certificates of deposit	4,503	219.5	4.87%	3,998	189.2	4.73%	6,164	264.4	4.29%
Securities: Taxable	24,714	1,397.0	5.65%	29,795	1,324.8	4.45%	43,361	1,665.7	3.84%
Tax-exempt (1)	15,412	912.7	5.92%	16,021	941.5	5.88%	17,118	1,048.3	6.12%
Commercial loans (2)(3)	292,103	18,632.6	6.38%	324,097	23,988.5	7.40%	312,308	24,572.5	7.87%
Consumer loans (2)(3)	21,671	1,620.3	7.48%	24,522	2,160.4	8.81%	31,874	2,699.8	8.47%
Mortgage loans (2)(3)	22,863	1,488.9	6.51%	26,418	1,774.0	6.71%	30,452	1,842.3	6.05%

Total earning assets and total interest income	399,452	$24,653.3	6.17%	427,942	$30,529.0	7.13%	444,530	$32,244.7	7.25%
Cash and due from banks	7,959			8,914			10,703
All other assets	20,869			19,845			17,196
Allowance for loan losses	(12,751)			(8,940)			(7,324)

Total assets	$415,529			$447,761			$465,105

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW	$35,845	$87.7	0.24%	$36,748	$181.5	0.49%	$39,568	$148.4	0.38%
Savings	38,033	185.9	0.49%	38,656	192.7	0.50%	43,383	173.2	0.40%
MMDA	72,762	1,465.3	2.01%	67,473	2,081.7	3.09%	68,739	1,613.5	2.35%
Time deposits	163,211	5,941.2	3.64%	184,938	8,910.4	4.82%	186,192	7,936.0	4.26%
Short term borrowings	273	13.8	5.06%	6,918	371.3	5.37%	5,696	313.5	5.50%
FHLBI long term advances	8,812	424.5	4.82%	2,504	147.1	5.88%	1,496	110.4	7.38%

Total interest bearing liabilities and total interest expense	318,936	8,118.4	2.55%	337,237	11,884.7	3.52%	345,074	10,295.0	2.98%

Noninterest bearing deposits	55,077			59,734			65,492
All other liabilities	3,104			3,905			4,011
Stockholders’ equity	38,412			46,885			50,528

Total liabilities and stockholders’ equity	$415,529			$447,761			$465,105

Interest spread			3.63%			3.61%			4.27%

Net interest income-FTE		$16,534.9			$18,644.3			$21,949.7

Net interest margin			4.14%			4.36%			4.94%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under Statement of Financial Accounting Standards No. 115.

(2)	For purposes of the computation above, average non-accruing loans of $27,823,000 in 2008, $13,691,000 in 2007 and $7,539,000 in 2006 are included in the average daily loan balance.

(3)	Interest on loans includes origination fees totaling $243,000 in 2008, $328,000 in 2007, and $507,000 in 2006.
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

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	(in thousands)
	Year ended December 31, 2008			Year ended December 31, 2007
	compared to			compared to
	Year ended December 31, 2007			Year ended December 31, 2006
	Amount of Increase (Decrease) Due to Change in
			Total			Total
			Amount			Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Short term investments	$736	$(503)	$233	$(8)	$6	$(2)
Certificates of deposit	24	6	30	(93)	18	(75)
Securities:
Taxable	(226)	298	72	(521)	181	(340)
Tax exempt	(36)	7	(29)	(67)	(40)	(107)
Loans	(2,859)	(3,322)	(6,181)	31	(1,223)	(1,192)

Total interest income	$(2,361)	$(3,514)	$(5,875)	$(658)	$(1,058)	$(1,716)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$65	$(782)	$(717)	$(112)	$633	$521
Time deposits	(1,047)	(1,922)	(2,969)	(53)	1,028	975
Short term borrowings	(357)	(1)	(358)	67	(10)	57
FHLBI advances	371	(93)	278	74	(38)	36

Total interest expense	$(968)	$(2,798)	$(3,766)	$(24)	$1,613	$1,589

Net interest income (FTE)	$(1,393)	$(716)	$(2,109)	$(634)	$(2,671)	$(3,305)
Tax equivalent net interest income decreased $2,109,000 in 2008. The decrease was the result of a $3,766,000 decrease in interest expense and a $5,875,000 decrease in interest income. The decrease in interest income is attributable to a decrease in average earning assets of $28,490,000 during the year and a decrease of 96 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in interest bearing funds of $18,301,000 combined with a decrease in rates paid of 97 basis points.
Tax equivalent loan interest income was $6,181,000 lower in 2008 than the previous year. The decrease was due to a decrease of 99 basis points in the rate of interest earned on loans combined with a decrease in average balances of $38,400,000 in 2008. The increasing level of nonperforming loans negatively impacted loan interest income in 2008. Management expects the average balance of nonperforming loans to continue to increase in 2009, adversely impacting net interest income. The decrease in rates is due to the prime rate decreasing 400 basis points during 2008. In 2007, tax equivalent loan interest was $1,192,000 lower than 2006 due to a decrease of 32 basis points in the rate of interest earned on loans partially offset by an increase of $403,000 in the average loan balances. The Bank’s net interest income may also be adversely impacted by the Bank’s inability to support loan growth due to declines in its capital.
Income on taxable securities increased $72,000 in 2008 due to an increase of 120 basis points in the yield offset by a $5,081,000 decrease in average balances. Tax equivalent income on tax-exempt bonds decreased $29,000 in 2008 due to an increase of 4 basis points in yield more than offset by a $609,000 decrease in average balances. Interest income on short term investments increased $232,000 due to an increase of $15,095,000 in average balances offset by a decrease in yield of 277 basis points. The average balance of purchased certificates increased $505,000 and the interest yield on these certificates increased 14 basis points.
Interest expense decreased $3,766,000 in 2008 because interest rates decreased 97 basis points combined with a decrease in average balances of $18,301,000. The interest cost for NOW, savings and MMDA accounts decreased $717,000 because the interest rate paid was 53 basis points lower even though average balances increased $3,763,000. Interest on time deposits decreased $2,969,000 as a result of a decrease in average balances of $21,727,000 combined with a decrease in interest rate of 118 basis points. The Bank entered into a long term borrowing with the FHLBI in 2000, which is an amortizing loan and had a balance of $797,000 at December 31, 2008. The Bank entered into an $8,000,000 advance in November 2007, which is an interest only advance. This advance matured in February 2009. Subsequent to year end, this advance was repaid. The Corporation entered into a $650,000 line of credit in January 2008, which matured in October 2008 and was renewed as a $100,000 term loan in January 2009. See Note 9, “Other Borrowings,” in Notes to Consolidated Financial Statements for further discussion.
During 2008, net interest margin fell from 4.04% reported for the quarter ended March 31, 2008 to 3.93% for the quarter ended December 31, 2008.
In 2007, net interest income had decreased $3,305,000. The decrease was the result of a $1,589,000 increase in interest expense and a $1,716,000 decrease in interest income. The decrease in interest income is attributable to a decrease in average earning assets of $16,588,000 during the year and a decrease of 12 basis points in the interest rate earned on assets. The increase in interest expense reflects an increase in rates paid, only partially offset by a decrease in interest bearing liabilities.
The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2008	2007	2006
As a percent of average earning assets:
Loans	84.27%	87.64%	84.28%
Securities	10.05%	10.71%	13.60%
Certificates of deposit	1.13%	0.93%	1.39%
Short term investments	4.55%	0.72%	0.73%

Average earning assets	100.00%	100.00%	100.00%
NOW, savings, & MMDA	36.71%	33.38%	34.12%
Time deposits	40.86%	43.21%	41.89%
Short term borrowing	0.07%	1.62%	1.28%
FHLBI advances	2.21%	0.59%	0.34%

Average interest bearing liabilities	79.85%	78.80%	77.63%

Earning asset ratio	96.13%	95.57%	95.58%
Free-funds ratio	20.16%	21.20%	22.37%
Provision for Loan Losses
The provision for loan losses increased to $14,855,000 in 2008 compared to $14,030,000 in 2007 and $2,639,000 in 2006. At year end, the ratio of the allowance for loan loss to loans was 4.47%, compared to 2.96% in 2007 and 1.98% in 2006. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.
Noninterest Income
Noninterest income, which includes service charges and other fee income, trust income, gain on sale of mortgages, gain (loss) on available for sale securities, and other miscellaneous income decreased approximately $3,103,000 (96.8%) in 2008 compared to 2007 and decreased approximately $824,000 (20.4%) in 2007 compared to 2006. In 2008, the decrease in noninterest income was primarily due to a loss on impairment of Freddie Mac and Fannie Mae preferred securities and a CMO security totaling $3,237,000, combined with a decrease in service charges on deposit accounts and other fee income of $351,000. In 2007, the Bank had decreased service charges on deposit accounts and other fee income of $329,000 from 2006. Service charges and other fee income decreased 10.6% to $2,957,000 in 2008 compared to $3,308,000 in 2007. In 2008, there was a decrease in service charges on business and other deposit accounts, commercial and consumer loan fees, and lower returned check fees. This was partially due to having fewer business deposit accounts and higher fee waivers on overdrafts. In 2007, the decrease was primarily due to service charges on business and other deposit accounts, commercial and consumer loan fees and lower returned check fees. Trust income decreased $27,000 in 2008 and increased $68,000 in 2007. Trust income in 2008 and 2007 included nonrecurring income of approximately $6,000 and $13,000, respectively. The change in trust income for 2008 can be attributed to the change in customer preferences from equity investments to fixed income investments, which result in reduced pricing. In 2007, trust income increased from 2006 as the market value of customers’ accounts increased, which resulted in increased fees. There was a loss of $3,237,000 on the impairment of securities in 2008, a loss of $548,000 on the sale of securities in 2007 and no security sales or impairments in 2006. See Note 3 “Investment Securities,” in Notes to Consolidated Financial Statements for further discussion regarding the 2008 and 2007 securities losses. The Bank had no gain on sale of mortgage loans in 2008 compared to $39,000 for 2007. The Bank is now using a third party to underwrite, fund, and close mortgage loans and the Bank receives a commission for taking the loan application and performing related services. The Bank received $5,000 in commissions in 2008 which are included in other fee income.

Noninterest Expense
Noninterest expense totaled $15,000,000 in 2008, a 15.9% decrease from expenses of $17,800,000 in 2007, compared to a 19.2% increase in 2007 from the $14,900,000 reported in 2006. In 2008, the primary reason for the decrease in noninterest expense is the absence of the loss on loans held for sale of $4,300,000 recognized in 2007. The 2007 loss of $4,300,000 represented a $1,107,000 loss recorded on loans classified as held for sale at June 30, 2007 and subsequently sold, as well as a $3,147,000 loss attributable to the writedown on loans classified as held for sale at June 30, 2007 and then returned to the held for investment classification at their estimated fair value as of September 30, 2007. Noninterest expense, exclusive of the loss on sale of loans held for sale, amounted to $13,500,000 as compared to $15,000,000 in 2008 and $14,900,000 in 2006.
The most significant component of noninterest expense is salaries and employee benefits. In 2008, salaries and employee benefits increased to $6,800,000 from $6,600,000 for 2007 due to increased salaries of $241,000 (4.5%) and decreased profit sharing expense of $138,000 (97.3%) due to the elimination of profit sharing in 2008. In 2007, salaries and employee benefit expense decreased to $6,600,000 from the $7,900,000 reported in 2006 due to decreased profit sharing expense of $1,038,000 (88.0%) and decreased salaries of $170,000 (3.2%) due to vacant positions. Occupancy expense decreased $26,000 (2.1%) from 2007 due primarily to lower property taxes, partially offset by higher building maintenance costs. In 2007 occupancy expense increased $49,000 (4.2%) due to higher facility service costs and property taxes. Equipment expense decreased $16,000 (3.3%) in 2008 due to lower other equipment expense and reduced depreciation expense due to the Bank’s telephone system now being fully depreciated. In 2007, equipment expense decreased $36,000 (6.9%) due to lower equipment maintenance and depreciation expense. Professional and service fees increased $230,000 (11.3%) due primarily to higher legal fees, which are expected to remain high as the Bank will require additional legal services as nonperforming loans are worked out. In 2007, professional and service fees increased $175,000 (9.4%) due to a consulting project related to the core system conversion and higher accounting fees. The Bank pays an annual fee to the OCC which is included in Professional and service fees. The annual fee was $112,000 in 2008 and $125,000 in 2007. The Bank expects the annual fee to increase in 2009 to approximately $216,000, due to higher rates assessed to the Bank. Loan collection and foreclosed property expense increased $871,000 compared to 2007 due to higher nonperforming loans and foreclosed assets. These costs are expected to remain high in the near term future. In 2007, loan collection and foreclosed property expense decreased $72,000 compared to 2006 due to lower appraisal fees. Computer service fees decreased $77,000 (13.3%) in 2008 due to the higher 2007 costs associated with the core conversion. In 2007, computer service fees increased $211,000 (57.9%) due to the costs associated with the core conversion, doubling of maintenance costs on the core system and increased software maintenance costs. Computer software amortization expense increased $21,000 (7.8%) in 2008 compared to 2007. In 2007, computer software amortization expense increased $34,000 (14.6%) compared to 2006 due to new core system in 2007. FDIC assessment fees increased $553,000 in 2008 compared to 2007 due to higher assessments, partially reduced by a one-time credit being fully utilized in the first half of 2008. In 2007, FDIC assessment decreased $5,000 (9.3%) compared to 2006. FDIC assessments are expected to continue to increase in 2009 due to a higher assessment in the first quarter of 2009 of seven basis points and additional increases yet to be finalized by the FDIC for the remainder of 2009. Based on current discussion of the 2009 assessment rates, management believes the Corporation’s 2009 FDIC assessments will exceed $1.5 million. Printing and supplies decreased $36,000 (11.7%) in 2008 primarily due to higher supplies costs in 2007 related to the core system conversion. In 2007, printing and supplies expense increased $41,000 (15.2%) due to supplies related to the core system conversion. Director fees decreased $81,000 (27.0%) in 2008 compared to 2007 due to no profit sharing bonus accrual for directors in 2008, changes in director compensation and fewer committee meetings in 2008. In 2007, director fees decreased $35,000 (10.3%). Other expense decreased $97,000 (7.1%) in 2008 compared to 2007 due to lower advertising, meals and entertainment expense, community business development activities and lower charitable contributions in 2008. In 2007, other expense decreased $527,000 (2.8%) compared to 2006 due to decreased charitable contributions and state taxes, as well as the partial reversal of an accrual for a legal settlement which was recorded in the fourth quarter of 2006 and settled for a lessor amount in the first quarter of 2007. The Corporation’s business insurance premiums expense, which is included in other expenses, is expected to increase $450,000 in 2009 due to the overall instability in the financial markets and the Corporation’s financial performance in 2008 and 2007.
Federal Income Tax Expense
Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income. The income tax credit decreased $3,656,000 from a credit of $3,783,000 in 2007 to a credit of $127,000 in 2008 due to an increased credit of $1,094,000 resulting from higher pre-tax losses, offset by the recording of a $4,750,000 deferred tax valuation allowance at December 31, 2008. Income taxes in 2007 decreased $6,173,000 to a credit of $3,783,000 from expense of $2,390,000 in 2006. The effective tax rate was .9%, 36.6% and 30.0% in 2008, 2007 and 2006, respectively. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.

Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of investment securities, determination of the allowance for loan losses and accounting for income taxes, and actual results could differ from those estimates. Management has reviewed these critical accounting policies with the Audit Committee of our Board of Directors.
Valuation of Investment Securities
See Notes 1(b) and 21 in Notes to Consolidated Financial Statements for a discussion of our policies for valuing investment securities. Other-than-temporary impairment analyses are conducted on a quarterly basis if a potential loss-triggering event occurs. We recognize other-than-temporary impairment when it is probable that we will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the security is less than its amortized cost. The other-than-temporary impairment loss is recorded in noninterest income. The initial indicator of other-than-temporary impairment for both debt and equity securities is a decline in fair value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the fair value has been less than amortized cost, any recent events specific to the issuer and economic conditions of its industry, our intent and ability to hold the security for a period of time, including maturity, sufficient to allow for any anticipated recovery in the fair value of the security, and for debt securities, external credit ratings and recent downgrades.
Allowance for Loan Losses
Our methodology for determining the allowance and related provision for loan losses and reserve for unfunded credit commitments is described above in “Financial Condition — Loans.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. Should the factors noted above and as described in Note 1, “Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, differ from our assumptions (for example, an increase in past due loans, deterioration of the economy), our allowance for loan losses would likely be adversely impacted. It is extremely difficult to precisely measure the amount of losses that may be inherent in our loan portfolio. We attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses inherent in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different from the levels that we have recorded.
Accounting for Income Taxes
We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, as interpreted by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), resulting in two components of income tax expense, current and deferred. Income taxes are discussed in more detail in Note 10, “Income Taxes,” in Notes to Consolidated Financial Statements. Accrued income taxes represent the net estimated amount currently due to or to be received from taxing authorities. In estimating accrued income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. We record a valuation allowance if we believe, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, we record a valuation allowance to reduce our future tax assets to the amount that we believe can be realized in our future tax returns.
It is our policy to evaluate the realizability of deferred tax assets related to unrealized losses on available for sale debt securities separately from our other deferred tax assets when we have the intent and ability to hold the security to recovery (maturity, if necessary). Because the future taxable income implicit in the recovery of the basis of available for sale debt securities for financial reporting purposes will offset the deductions underlying the deferred tax asset, a valuation allowance would generally not be necessary, even in cases where a valuation allowance might be necessary related to our other deferred tax assets. Should an other-than-temporary impairment of a debt security be incurred, current accounting guidance requires that the related charge be recorded in earnings for the difference between the security’s amortized cost and its fair value, which could exceed our estimate of the actual credit loss based on our assumptions regarding future cash flows related to the security. In that case, our policy is to record a deferred tax asset, without a valuation allowance, for the tax effects of the difference between the estimated credit loss and the fair value of the security.
Deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities are adjusted when the expected date of the future event is revised based upon current information. We may record a liability for unrecognized tax benefits related to uncertain tax positions taken on our tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. Interest and penalties, to the extent applicable, are recorded in income tax expense.
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
Howell, Michigan
We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2009 expressed an unqualified opinion thereon.
Grand Rapids, Michigan
March 30, 2009

BDO Seidman, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
FNBH Bancorp, Inc.
Howell, Michigan
We have audited FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNBH Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, FNBH Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), the consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 30, 2009 expressed an unqualified opinion thereon.
Grand Rapids, Michigan
March 30, 2009

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$10,175,999	$13,400,674
Short term investments	11,904,019	16,509,953

Total cash and cash equivalents	22,080,018	29,910,627

Certificates of deposit	4,319,000	4,025,000
Investment securities:
Investment securities held to maturity, net (fair value of $15,600,812 at December 31, 2007)	—	15,394,165
Investment securities available for sale, at fair value	41,520,572	22,243,110
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	42,515,522	38,632,225

Loans held for investment:
Commercial	272,945,793	301,027,391
Consumer	21,711,696	21,887,904
Real estate mortgage	21,159,504	24,960,574

Total loans held for investment	315,816,993	347,875,869
Less allowance for loan losses	(14,122,291)	(10,314,161)

Net loans held for investment	301,694,702	337,561,708

Premises and equipment, net	8,626,526	9,138,784
Other real estate owned, held for sale	2,678,444	1,523,079
Deferred tax assets, net	819,557	2,490,558
Accrued interest and other assets	6,048,757	9,612,487

Total assets	$388,782,526	$432,894,468

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$56,404,701	$56,505,803
NOW	35,539,239	35,027,009
Savings and money market	101,422,737	121,641,368
Time deposits	142,286,835	159,357,927
Brokered certificates of deposit	13,873,571	7,046,389

Total deposits	349,527,083	379,578,496
Other borrowings	8,897,277	9,152,190
Accrued interest, taxes, and other liabilities	2,833,064	3,536,600

Total liabilities	361,257,424	392,267,286
Stockholders’ Equity
Common stock, no par value. Authorized 4,200,000 shares; 3,119,620 shares issued and outstanding at December 31, 2008 and 3,045,153 shares issued and outstanding at December 31, 2007	6,583,158	6,141,835
Retained earnings	19,643,976	33,545,396
Deferred directors’ compensation	902,333	859,609
Accumulated other comprehensive income, net	395,635	80,342

Total stockholders’ equity	27,525,102	40,627,182

Total liabilities and stockholders’ equity	$388,782,526	$432,894,468

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
December 31, 2008, 2007, and 2006

	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$21,662,130	$27,819,663	$28,986,420
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMO’s	1,276,017	1,277,759	1,592,919
Obligations of states and political subdivisions	644,588	680,515	743,800
Corporate bonds	—	—	17,560
Preferred stock	70,727	—	—
Other securities	50,208	47,070	54,202
Interest on certificates of deposit	219,489	189,233	264,410
Interest on short term investments	384,077	159,074	159,633

Total interest and dividend income	24,307,236	30,173,314	31,818,944

Interest expense:
Interest on deposits	7,680,058	11,366,317	9,871,304
Interest on other borrowings	438,307	518,395	423,970

Total interest expense	8,118,365	11,884,712	10,295,274

Net interest income	16,188,871	18,288,602	21,523,670
Provision for loan losses	14,854,900	14,029,666	2,639,000

Net interest income after provision for loan losses	1,333,971	4,258,936	18,884,670

Noninterest income:
Service charges and other fee income	2,957,150	3,308,113	3,636,856
Trust income	374,886	401,768	333,918
Gain on sale of mortgage loans	—	39,345	57,208
Loss on available for sale securities	(3,236,635)	(547,571)	—
Other	8,694	5,422	2,986

Total noninterest income	104,095	3,207,077	4,030,968

Noninterest expense:
Loss on sale/writedown of commercial loans held for sale	—	4,311,528	—
Salaries and employee benefits	6,788,477	6,644,273	7,925,738
Net occupancy expense	1,192,987	1,218,720	1,169,337
Equipment expense	471,309	487,532	523,726
Professional and service fees	2,264,882	2,035,141	1,859,736
Loan collection and foreclosed property expenses	1,104,654	233,768	305,866
Computer service fees	498,878	575,452	364,333
Computer software amortization expense	285,911	265,343	231,469
FDIC assessment fees	600,058	47,197	52,010
Printing and supplies	275,840	312,256	271,167
Director fees	219,357	300,428	335,087
Other	1,276,229	1,373,472	1,900,751

Total noninterest expense	14,978,582	17,805,110	14,939,220

Income (loss) before federal income taxes (credit)	(13,540,516)	(10,339,097)	7,976,418
Federal income taxes (credit)	(127,276)	(3,782,909)	2,390,422

Net income (loss)	$(13,413,240)	$(6,556,188)	$5,585,996

Per share statistics:
Basic EPS	$(4.33)	$(2.13)	$1.76
Diluted EPS	$(4.33)	$(2.13)	$1.76
Dividends	$0.16	$0.84	$0.84
Basic average shares outstanding	3,096,332	3,074,732	3,177,093
Diluted average shares outstanding	3,096,332	3,074,732	3,177,146
See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2008, 2007, and 2006

				Accumulated Other
			Deferred Directors’	Comprehensive
	Common Stock	Retained Earnings	Compensation	Income (Loss)	Total
Balances at December 31, 2005	$6,088,540	$43,389,917	$575,045	$(607,177)	$49,446,325
Cumulative effect adjustment-initial application of SEC Staff Accounting Bulletin No. 108		180,000			180,000

Balances at January 1, 2006	6,088,540	43,569,917	575,045	(607,177)	49,626,325
Earned portion of long term incentive plan, net	81,199				81,199
Issued 1,234 shares for employee stock purchase plan	30,623				30,623
Issued 270 shares for current directors’ fees	6,999				6,999
Issued 1,244 shares for directors’ variable fee plan	32,257				32,257
Directors’ deferred compensation (5,750 stock units)			150,141		150,141
Comprehensive income:
Net income		5,585,996			5,585,996
Change in unrealized loss on investment securities available for sale, net of tax effect				242,633	242,633

Total comprehensive income					5,828,629
Repurchase of common stock (117,700 shares)	(233,783)	(2,873,512)			(3,107,295)
Cash dividends ($0.84 per share)		(2,656,404)			(2,656,404)

Balances at December 31, 2006	6,005,835	43,625,997	725,186	(364,544)	49,992,474
Earned portion of long term incentive plan, net	130,832				130,832
Issued 1,186 shares for employee stock purchase plan	25,211				25,211
Issued 653 shares for current directors’ fees	12,998				12,998
Issued 1,141 shares for directors’ variable fee plan	30,020				30,020
Issued 685 shares for deferred directors’ fees	14,549		(14,549)		—
Directors’ deferred compensation (6,560 stock units)			148,972		148,972
Comprehensive income:
Net loss		(6,556,188)			(6,556,188)
Change in unrealized gain (loss) on investment securities available for sale, net of tax effect				83,489	83,489
Less reclassification adjustment for realized securities net loss included in net loss, net of tax effect				361,397	361,397

Total comprehensive loss					(6,111,302)
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($0.84 per share)		(2,563,418)			(2,563,418)

Balances at December 31, 2007	6,141,835	33,545,396	859,609	80,342	40,627,182
Earned portion of long term incentive plan, net	139,652				139,652
Issued 1,356 shares for employee stock purchase plan	10,367				10,367
Issued 57,556 shares for a stock subscription	259,000				259,000
Issued 2,242 shares for current directors’ fees	17,196				17,196
Issued 712 shares for deferred directors’ fees	15,108		(15,108)		—
Directors’ deferred compensation (7,287 stock units)			57,832		57,832
Comprehensive income:
Net loss		(13,413,240)			(13,413,240)
Change in unrealized gain on investment securities available for sale, net of tax effect				(2,572,071)	(2,572,071)
Less reclassification adjustment for other-than-temporary impairment charge on securities included in net loss, net of tax effect				2,887,364	2,887,364

Total comprehensive loss					(13,097,947)
Cash dividends ($0.16 per share)		(488,180)			(488,180)

Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(13,413,240)	$(6,556,188)	$5,585,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	14,854,900	14,029,666	2,639,000
Depreciation and amortization	906,363	935,722	923,942
Deferred income tax benefit	(1,508,577)	(192,769)	(217,783)
Net amortization on investment securities	26,725	13,806	8,830
Earned portion of long-term incentive plan, net	139,652	130,832	81,199
Shares issued for current and variable directors’ compensation	17,196	43,018	39,256
Shares earned for deferred directors’ compensation	57,832	148,972	150,141
(Gain) loss on sale/disposal of equipment	(3,972)	18,951	—
Proceeds from sale of equipment	15,000	—	—
Loss on available for sale securities	3,236,635	547,571	—
Gain on sale of loans originated for sale	—	(39,345)	(57,208)
Loss on sale/writedown of commercial loans held for sale	—	4,311,528	—
Proceeds from sale of loans originated for sale	—	2,712,725	5,050,710
Origination of loans held for sale	—	(2,673,380)	(5,005,968)
Loss on the sale of other real estate owned, held for sale	264,226	201,390	292,101
Decrease (increase) in accrued interest income and other assets	6,349,621	(3,998,342)	(686,391)
(Decrease) increase in accrued interest, taxes, and other liabilities	(280,536)	(1,749,526)	1,272,989

Net cash provided by operating activities	10,661,825	7,884,631	10,076,814

Cash flows from investing activities:
Purchases of available for sale securities	(16,507,770)	(16,412,592)	(1,860,624)
Purchases of held to maturity securities	(1,574,840)	(505,500)	(2,880,585)
Purchases of FHLBI stock	—	—	158,600
Proceeds from sales of available for sale securities	—	15,995,814	—
Proceeds from maturities and at-par calls of available for sale securities	7,890,000	13,532,844	8,285,762
Proceeds from mortgage-backed securities paydowns-available for sale	1,218,672	1,189,383	2,339,217
Proceeds from maturities and calls of held to maturity securities	2,305,000	1,895,000	2,475,000
Proceeds from sale of loans originated for investment, held for sale	—	8,763,632	—
Purchases of certificates of deposit	(1,373,000)	(2,651,000)	(2,944,000)
Maturity of certificates of deposit	1,079,000	3,337,000	5,399,000
Net decrease (increase) in loans	17,069,279	10,521,671	(15,851,925)
Proceeds from sale of other real estate owned, held for sale	2,100,236	2,107,838	741,632
Capital expenditures	(173,872)	(998,351)	(340,442)

Net cash provided by (used in) investing activities	12,032,705	36,775,739	(4,478,365)

Cash flows from financing activities:
Net decrease in deposits	(30,051,413)	(25,965,795)	(16,541,296)
Payments on FHLBI note	(354,913)	(328,623)	(304,281)
Proceeds from issuance of FHLBI note	—	8,000,000	—
Proceeds from issuance of short term debt	1,445,000	53,000,000	42,500,000
Repayment of short term debt	(1,345,000)	(65,000,000)	(30,500,000)
Repurchase of common stock	—	(1,038,605)	(3,107,295)
Dividends paid	(488,180)	(2,563,418)	(2,656,404)
Shares issued for stock subscription	259,000	—	—
Shares issued for employee stock purchase plan	10,367	25,211	30,623

Net cash used in financing activities	(30,525,139)	(33,871,230)	(10,578,653)

Net (decrease) increase in cash and cash equivalents	(7,830,609)	10,789,140	(4,980,204)
Cash and cash equivalents at beginning of year	29,910,627	19,121,487	24,101,691

Cash and cash equivalents at end of year	$22,080,018	$29,910,627	$19,121,487

Supplemental disclosures:
Interest paid	$8,662,730	$11,736,225	$10,009,063
Federal income taxes (refunded) paid	(559,000)	1,672,230	2,097,919
Transfer of held to maturity securities to available for sale securities, at amortized cost	14,639,423	—	—
Loans transferred to other real estate	3,519,827	2,203,057	1,983,249
Loans charged off	12,105,101	11,290,640	2,664,596
Loans, net of reserves, transferred to held for investment from held for sale	—	3,689,159	—
Loans, net of reserves, transferred to held for sale	—	17,194,017	—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly owned subsidiaries, First National Bank in Howell (“the Bank”) and H.B. Realty Co. herein collectively the “Corporation”. All significant intercompany balances and transactions have been eliminated. FNBH Mortgage Company, formerly a wholly owned subsidiary of First National Bank in Howell was dissolved effective December 31, 2007. All assets and liabilities of the mortgage company were assumed by First National Bank in Howell.
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

(b)	Investment Securities

The Bank classifies debt and equity investments as follows:

Investment securities held to maturity are those securities which management has the positive intent and ability to hold to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount.

Investment securities the Bank may not hold until maturity are accounted for as securities available for sale and are stated at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Other-than-temporary impairment analyses are conducted on a quarterly basis if a potential loss-triggering event occurs. The Bank recognizes other-than-temporary impairment when it is probable that it will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the security is less than its amortized cost. The other-than-temporary impairment loss is recorded in noninterest income. The initial indicator of other-than-temporary impairment for both debt and equity securities is a decline in market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, the Bank considers the length of time and the extent to which the fair value has been less than amortized cost, any recent events specific to the issuer and economic conditions of its industry, our intent and ability to hold the investment for a period of time, including maturity, sufficient to allow for any anticipated recovery in the fair value of the security, and for debt securities, external credit ratings and recent downgrades.

Trading account securities are carried at fair value. Realized and unrealized gains or losses on trading securities are included in noninterest income. The Bank holds no securities under the trading classification.

Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security.

(c)	Loans

On October 16, 2008, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. The agreement primarily pertains to actions regarding asset quality and overall administration of the Bank’s credit functions. The Bank has implemented a new loan policy, completed additional evaluations of the loan’s portfolio (using both internal and external resources) and obtained updated appraisals on the majority of adversely rated credits. The Bank also has obtained a new outside independent loan review service for 2009. The Corporation believes that the Bank has made progress in addressing the issues set forth in the formal agreement; however, to date, the Bank remains subject to the terms of that agreement.

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

Loans held for investment are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan origination fees and costs, the allowance for loan losses, and fair value adjustments, if any. Commercial loans included in loans held for sale are carried at the lower of cost or fair value applied on a loan by loan basis by type of loan. Mortgage loans included in loans held for sale are carried at the lower of cost or fair value applied on a net aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations. Management considers in its assessment the probability that buyer commitments may not close. In the absence of an active market, fair value is based upon a discounted cash flow model which utilizes inputs and assumptions which are believed to be consistent with market participant’s views.

During the second quarter of 2007, the Bank reclassified certain nonperforming loans originated for investment to the held for sale classification at their then estimated lower of cost or fair value due to its intent, at the time, to package and sell the loans in the secondary market. Certain of these loans were sold in the third quarter of 2007. Due to the prevailing secondary market conditions, which worsened during the third quarter when the final bids were received, the remaining balance of these loans, previously identified as held for sale, were determined by management to no longer be offered for sale. Based on the intent and ability of the Corporation to no longer sell these loans, they were transferred back to loans held for investment at their then estimated fair values based on the bids received. For purposes of reporting cash flows, the proceeds from the sale of the reclassified loans are included in cash flows from investing activities in the consolidated statement of cash flows in accordance with the requirements of FASB Statement No. 102, Statement of Cash Flows — Exemption of Certain Enterprises and

Classification of Cash Flows from Certain Securities Acquired for Resale — An Amendment of FASB Statement No. 95, such that these cash inflows are categorized consistent with the initial cash outflows related to these loans.

Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Net unamortized deferred loan fees amounted to $296,000 and $489,000 at December 31, 2008 and 2007, respectively.

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

The total cost of mortgage loans originated and sold was allocated between the loan servicing right and the mortgage loan, based on their relative fair values at the date of origination. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The Bank entered into interest rate lock commitments to originate loans at a rate determined prior to funding. Interest rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. There were no interest rate lock commitments at December 31, 2008 or 2007 as the Bank no longer originates mortgage loans for sale.

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

Other real estate owned at the time of foreclosure is recorded at the asset’s estimated fair value, net of estimated disposal costs, establishing a new cost basis. Any write-downs at the time of foreclosure are charged to the allowance for loan losses. Expenses incurred in maintaining assets, adjustments to estimated disposal costs, and subsequent write-downs to reflect declines in value are charged to other noninterest expense.

(g)	Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets are limited to (1) commercial loan participations sold, which were insignificant for 2008, 2007 and 2006, (2) the 2007 sale of loans originated for investment and (3) the 2007 and 2006 sale of residential mortgage loans in the secondary market. Amounts for the last two described transfers are disclosed in the consolidated statements of cash flows.

(h)	Premises and Equipment

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

(i)	Advertising Costs

Advertising costs are generally expensed as incurred and approximated $89,000, $161,000 and $306,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(j)	Federal Income Taxes

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

A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not that is to be realized. Realization of the Corporation’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. It is Corporation’s policy to evaluate the realizability of deferred tax assets related to unrealized losses on available for sale debt securities separately from its other deferred tax assets when it has the intent and ability to hold the security to recovery (maturity, if necessary). Because the future taxable income implicit in the recovery of the basis of available for sale debt securities for financial reporting purposes will offset the deductions underlying the deferred tax asset, a valuation allowance would generally not be necessary, even in cases where a valuation allowance might be necessary related to the Corporation’s other deferred tax assets.

Should an other-than-temporary impairment of a debt security be incurred, current accounting guidance requires that a related charge be recorded in earnings for the difference between the security’s amortized cost and its fair value, which could exceed the Corporation’s estimate of the actual credit loss based on management’s assumptions regarding future cash flows related to the security. In that case, the Corporation’s policy is to record a deferred tax asset, without a valuation allowance, for the tax effects of the difference between the estimated credit loss and the fair value of the security. At December 31, 2008, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded a $4,750,000 valuation allowance leaving a net deferred tax asset recorded of $820,000. A valuation allowance was not recorded related to the tax effects of the $1,039,000 difference between the estimated credit loss and the fair value of the CMO security for which the Corporation recorded an other-than-temporary impairment charge at December 31, 2008. See Note 3, “Investment Securities.”

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the consolidated financial statements as there were no unrecognized tax benefits at the time of adoption or during 2007 or 2008. Interest or penalties related to unrecognized tax benefits will be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2004.

(k)	Stock-Based Compensation

At December 31, 2008 and 2007, the Corporation had two stock-based compensation plans, which are described more fully in notes 14 and 15.

(l)	Common Stock Repurchases

The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. The Board of Directors authorized a share repurchase program on March 16, 2006, for 100,000 shares that expired on March 16, 2007. The Board authorized another program on August 17, 2006, for an additional 100,000 shares that expired on August 17, 2007. The Board of Directors authorized an additional share repurchase program on May 17, 2007, for 100,000 shares that expired on August 17, 2008. No shares were repurchased under the program. For the year ended December 31, 2008, there were no shares repurchased. For the year ended December 31, 2007, 39,000 shares were repurchased under the authorized plans. The cost of the repurchases approximated $1,039,000 at monthly weighted average prices ranging from $26.55 to $26.70 per share. For the year ended December 31, 2006, 117,700 shares were repurchased, 110,700 under the authorized plans. The other 7,000 shares had been approved by the Board for repurchase prior to approving an authorized share repurchase program. The cost of the repurchases approximated $3,107,000 at monthly average prices ranging from $25.80 to $26.78 per share.

(m)	Statements of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.

(n)	Comprehensive Income

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

(o)	Earnings Per Share

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

(p)	Reclassifications

Certain reclassifications in the prior years’ financial statements have been made to conform to the current year presentation.

(q)	Operating Segment

While the Corporation monitors revenue streams of the various products and services offered, the Corporation manages its business on the basis of one operating segment, banking, in accordance with the qualitative and quantitative criteria established by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
(2) Certificates of Deposit
At December 31, 2008, the scheduled maturities of certificates of deposit were:

Maturing in 2009	$885,000
Maturing in 2010	1,864,000
Maturing in 2011	294,000
Maturing in 2012	589,000
Maturing in 2013	687,000

Total	$4,319,000

(3) Investment Securities
A summary of the amortized cost and approximate fair value of investment securities at December 31, 2008 and 2007 follows:

	December 31, 2008				December 31, 2007
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Gross	Gross	Fair	Amortized	Gross	Gross	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Held to maturity:
Obligations of state and political subdivisions	$—	$—	$—	$—	$15,394,165	$238,510	$(31,863)	$15,600,812

Total held to maturity	—	—	—	—	15,394,165	238,510	(31,863)	15,600,812

Available for sale:
Obligations of state and political subdivisions	14,639,423	233,833	(168,840)	14,704,416	—	—	—	—
U.S. agency securities	9,510,468	182,546	—	9,693,014	13,889,560	134,767	(18,989)	14,005,338
Mortgage-backed/CMO securities	16,722,434	351,908	—	17,074,342	8,231,820	35,748	(29,796)	8,237,772
Preferred stock securities	48,800	—	—	48,800	—	—	—	—

Total available for sale	40,921,125	768,287	(168,840)	41,520,572	22,121,380	170,515	(48,785)	22,243,110

Total securities	$40,921,125	$768,287	$(168,840)	$41,520,572	$37,515,545	$409,025	$(80,648)	$37,843,922

At December 31, 2008, the Corporation no longer had the intent and ability to hold its obligations of state and political subdivisions to maturity due to the lack of tax benefit to the Corporation as a result of the losses incurred over the last two years. Accordingly, the Corporation reclassified these securities with an amortized cost of $14,639,423, from held to maturity to available for sale as of December 31, 2008. The net unrealized gain at the date of transfer amounted to $64,993 and was reported in other comprehensive income.

There were no securities in a continuous loss position for 12 months or more at December 31, 2008. As of December 31, 2007, there were three agency securities and seven municipal securities in a continuous loss position for 12 months.
On September 8, 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. Accordingly, management believes it is probable that the Corporation will not be able to recover its entire investment in Freddie Mac and Fannie Mae preferred securities and has recorded an other-than-temporary impairment charge of $1,772,497 during the third quarter and recorded an additional other-than-temporary impairment charge of $125,200 in the fourth quarter.
In the fourth quarter, the Corporation also recorded an other-than-temporary impairment charge of $1,338,938 on a non-government agency CMO security that had a substantial decline in fair value during 2008 and, subsequent to year end was significantly downgraded by one of the rating agencies. With the assistance of a third party vendor, management completed a cash flow analysis of the CMO with assumptions regarding the voluntary prepayment speed, default rate and loss severity using the CMO’s original yield as the discount rate. The analysis indicated that the CMO had a discounted cash flow deficiency of approximately $300,000, representing the estimated credit loss. The estimated fair value, based on a combination of level 2 and level 3 inputs, including a market participant estimated discount rate, indicated a further loss of approximately $1,039,000. The estimated fair value was determined based on the guidance in FASB Staff Position FAS 157-3. See Note 25, “Impact of New Accounting Standards”. The Corporation has the intent and ability to hold the security until maturity.
The total other-than-temporary impairment charge of $3,236,635 is reflected in the 2008 income statement as “Loss on available for sale securities”.
During the third quarter of 2007, six agency securities and 24 mortgage-backed securities were sold at the net realized loss of $547,571 as reflected in the 2007 income statement as “Loss on available for sale securities”. The proceeds from the sale were reinvested in higher yielding agencies and mortgage-backed securities. There were no realized gains or losses for 2006.

The following is a summary of the unrealized losses and fair value of securities available for sale portfolio at December 31, 2008 and 2007, by length of time that individual securities in each category have been in a continuous loss position:

December 31, 2008
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Gross	Fair	Gross	Fair	Gross	Fair
	Losses	Value	Losses	Value	Losses	Value
Available for sale:
Obligations of state and political subdivisions	$(168,840)	$4,320,554	$—	$—	$(168,840)	$4,320,554
U.S. Treasury and agency securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Preferred stock securities	—	—	—	—	—	—

Total available for sale	$(168,840)	$4,320,554	$—	$—	$(168,840)	$4,320,554

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Gross	Fair	Gross	Fair	Gross	Fair
	Losses	Value	Losses	Value	Losses	Value
Held to maturity:
Obligations of state and political subdivisions	$(26,805)	$1,801,920	$(5,058)	$1,303,774	$(31,863)	$3,105,694

Available for sale:
U.S. Treasury and agency securities	$(2,420)	$887,580	$(16,569)	$4,982,991	$(18,989)	$5,870,571
Mortgage-backed securities	(29,796)	4,346,994	—	—	(29,796)	4,346,994

Total available for sale	$(32,216)	$5,234,574	$(16,569)	$4,982,991	$(48,785)	$10,217,565

The amortized cost and approximate fair value of investment securities at December 31, 2008 and 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007
	Amortized	Approximate	Amortized	Approximate
	Cost	Fair value	Cost	Fair Value
Held to maturity:
Due in one year or less	$—	$—	$2,303,497	$2,320,837
Due after one year through five years	—	—	3,668,097	3,726,734
Due after five years through ten years	—	—	2,604,102	2,625,732
Due after ten years	—	—	6,818,469	6,927,509

	$—	$—	$15,394,165	$15,600,812

Available for sale:
Due in one year or less	$2,054,745	$2,074,256	$5,889,560	$5,870,571
Due after one year through five years	4,207,023	4,301,499	—	—
Due after five years through ten years	9,303,504	9,469,427	8,000,000	8,134,767
Due after ten years	8,633,420	8,601,048	—	—

	24,198,692	24,446,230	13,889,560	14,005,338
Mortgage-backed securities	16,722,433	17,074,342	8,231,820	8,237,772

Totals	$40,921,125	$41,520,572	$22,121,380	$22,243,110

There was $3,000,000 in proceeds from at-par calls on available for sale securities during 2008. There were no proceeds from at-par calls of available for sale securities during 2007 and 2006.
The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of stockholders’ equity at December 31, 2008 and 2007 are as follows:

	2008		2007
	Amortized	Approximate	Amortized	Approximate
	Cost	Fair Value	Cost	Fair Value
State of Michigan	$10,570,123	$10,614,209	$10,506,107	$10,641,057
Investment securities, with an amortized cost of approximately $17,871,000 at December 31, 2008 and $1,803,000 at December 31, 2007, were pledged to secure public deposits and for other purposes as required or permitted by law.
The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at December 31, 2008 and 2007. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2008 and 2007, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed, by the issuer.
(4) Loans
Loans on nonaccrual status amounted to approximately $37,096,000, $14,459,000 and $12,199,000, at December 31, 2008, 2007 and 2006, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $1,800,000, $714,000 and $660,000 of interest income would have been recognized in 2008, 2007 and 2006, respectively. The Bank had no troubled-debt restructured loans at December 31, 2008 and 2007.
Details of past-due and nonperforming loans follow:

	90 days past due
	and still accruing interest			Nonaccrual
	2008	2007	2006	2008	2007	2006
Commercial and mortgage loans secured by real estate	$1,343,647	$86,484	$275,077	$35,093,010	$14,271,517	$10,999,196
Consumer loans	—	—	—	22,117	38,389	33,810
Commercial and other loans	216,310	27,451	12,639	1,980,890	149,307	1,165,809

Total	$1,559,957	$113,935	$287,716	$37,096,017	$14,459,213	$12,198,815

Impaired loans totaled $27.9 million, $17.0 million and $15.5 million at December 31, 2008, 2007, and 2006, respectively. Specific reserves relating to these loans were $4.3 million, $1.7 million and $2.0 million at December 31, 2008, 2007, and 2006, respectively. Average impaired loans for the years ended December 31, 2008, 2007, and 2006 were approximately $27.1 million, $15.7 million and $11.9 million, respectively. Interest recognized under the cash basis as income on impaired loans during 2008, 2007 and 2006, while they were considered to be impaired, was not significant.
Loans serviced for others including commercial participations sold, were approximately $34.7 million, $39.8 million and $45.7 million at December 31, 2008, 2007 and 2006, respectively.
Loans also include the reclassification of demand deposit overdrafts, which amounted to $122,000 and $268,000 at December 31, 2008 and 2007, respectively.
The Bank capitalized $0, $6,200 and $12,000, in mortgage servicing rights and incurred approximately $28,000, $59,000 and $69,000, in related amortization expense during 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, these mortgage servicing rights had a net book value of $43,000 and $116,000, respectively, and fair value of approximately $271,000 and $325,000, respectively. Mortgage loans with mortgage servicing rights capitalized totaled approximately $28.2 million at December 31, 2008 and $33.1 million at December 31, 2007. The valuation allowance for capitalized mortgage servicing rights was $0 at December 31, 2008 and $23,000 at December 31, 2007. The future estimated aggregate amortization expense relating to the Bank’s mortgage servicing rights as of December 31, 2008 is $43,000 and will be entirely recognized in 2009.
(5) Allowance for Loan Losses and Reserve for Unfunded Credit Commitments
The following represents a summary of the activity in the allowance for loan losses and the reserve for unfunded credit commitments for the years ended December 31, 2008, 2007 and 2006:

	2008	2007		2006
Components:
Allowance for loan losses
Balance, beginning of year	$10,314,161	$7,597,900		$6,991,125
Loans charged off:
Real estate mortgage	260,710	242,727		260,091
Commercial	11,170,028	5,519,109	(1)	1,785,573
Consumer	674,363	859,754		618,932

Subtotal	12,105,101	6,621,590		2,664,596
Charge offs on loans transferred to held for sale	—	4,669,050	(2)	—

Total charge offs	12,105,101	11,290,640		2,664,596

Recoveries to loans previously charged off:
Real estate mortgage	14,545	—		—
Commercial	369,863	146,100		283,103
Consumer	250,923	239,135		226,268

Total recoveries	635,331	385,235		509,371

Net loans charged off	11,469,770	10,905,405		2,155,225

Additions to allowance charged to operations	15,277,900	13,621,666		2,762,000

Balance, end of year	14,122,291	10,314,161		7,597,900
Reserve for unfunded credit commitments
Balance, beginning of year	739,000	331,000		454,000
Additions (reductions) to reserve charged (credited) to operations	(423,000)	408,000		(123,000)

Balance, end of year	316,000	739,000		331,000

Total allowance for loan losses and reserve for unfunded credit commitments	$14,438,291	$11,053,161		$7,928,900

(1)	Partial charge offs of $2,934,831 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007.

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale in 2007.
(6) Premises and Equipment
A summary of premises and equipment, and related accumulated depreciation and amortization, at December 31, 2008 and 2007 follows:

	2008	2007
Land and land improvements	$2,937,115	$2,937,115
Premises	10,058,300	10,058,300
Furniture and equipment	4,117,607	4,036,723

	17,113,022	17,032,138
Less accumulated depreciation and amortization	(8,486,496)	(7,893,354)

Premises and equipment, net	$8,626,526	$9,138,784

(7) Other Real Estate Owned
At December 31, 2008, the Bank owned 12 foreclosed properties with a carrying value of $2,678,444. As of December 31, 2007, the Bank owned four foreclosed properties with a carrying value of $1,523,079. A gain or loss will be recognized upon the sale of the properties, which will be included as a component of noninterest income or expense.
(8) Time Certificates of Deposit
At December 31, 2008, the scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year were:

Year of maturity:
2010	$17,449,377
2011	1,584,915
2012	2,036,561
2013	887,776
2014	4,000

Total	$21,962,629

Included in time deposits are certificates of deposit and brokered certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2008 and 2007 are as follows:

	2008	2007
Three months or less	$18,450,699	$23,969,487
Three through six months	14,859,648	24,207,776
Six through twelve months	19,162,264	15,310,444
Over twelve months	8,971,885	8,056,613

Total	$61,444,496	$71,544,320

Interest expense attributable to the above deposits amounted to approximately $2,541,000, $4,095,000, and $3,967,000 in 2008, 2007, and 2006, respectively.
(9) Other Borrowings
Advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) are secured by unencumbered qualified mortgage and home equity loans equal to at least 145% and 212%, respectively, of outstanding advances. As of December 31, 2008, the Bank had unused borrowing capacity with FHLBI (subject to the FHLBI’s credit requirement and policies) of approximately $12,600,000. A summary of FHLBI outstanding advances at December 31, 2008, follows:

	Weighted
	Average
Maturity	Interest Rate	Amount
Long term advances:
Fixed rate:
Within one year	4.61%	$8,383,307
Two years	7.29%	413,970

Total advances		$8,797,277

The Bank repaid $8,000,000 of the FHLBI advances outstanding at December 31, 2008 in the first quarter of 2009.
Interest expense on advances amounted to approximately $425,000, $406,000, and $341,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
In January 2008, FNBH Bancorp, Inc. signed an unsecured $650,000 line of credit with a correspondent bank. In October 2008 the line of credit was partially repaid by proceeds from the sale of 57,556 shares of common stock to certain directors and one executive for $259,000.

The sales price was $4.50 per share, the closing price on the day before the issuance of the stock. As of December 31, 2008, FNBH Bancorp, Inc. had $100,000 outstanding on this line, which matured in October 2008. On January 30, 2009, the Corporation signed a new note for the $100,000 outstanding amount which has a maturity date of July 31, 2009 and requires quarterly principal payments of $33,333 plus accrued interest at prime plus 1.50%. Interest expense on this loan was $14,000 in 2008. In March 2009, it was determined that the Corporation was in default on the loan agreement at December 31, 2008 due to the total risk-based capital ratio falling below the “well capitalized” level as a result of the recording of the other than temporary impairment charge related to the CMO security (see Note 3) and the deferred tax valuation allowance (see Note 10) at December 31, 2008. Since the Corporation has agreed to accelerate the remaining quarterly payments to April 6, 2009 and July 6, 2009, from April 30, 2009 and July 30, 2009, respectively, the correspondent bank has agreed to waive the default as of December 31, 2008.
As of December 31, 2008, the Bank had unused borrowing capacity with the Federal Reserve of $11,400,000 secured by commercial loans. There were no amounts outstanding to the Federal Reserve at December 31, 2008 or 2007.
(10) Federal Income Taxes
Federal income tax expense (benefit) consists of:

	2008	2007	2006
Current	$(1,635,853)	$(3,975,678)	$2,608,205
Deferred	1,508,577	192,769	(217,783)

Total federal income tax	$(127,276)	$(3,782,909)	$2,390,422

Federal income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2008	2007	2006
Computed “expected” tax expense	$(4,603,775)	$(3,515,293)	$2,711,982
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(253,841)	(275,995)	(318,109)
Change in valuation allowance	4,750,000	—	—
Other, net	(19,660)	8,379	(3,451)

Total federal income tax	$(127,276)	$(3,782,909)	$2,390,422

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,531,562	$1,946,046
Net operating loss carryforward	1,000,244	—
Other-than-temporary impairment on securities available for sale	1,100,456	—
Alternative minimum tax credit carryforward	387,350	—
Deferred directors’ fees	306,813	292,286
Premises and equipment	281,624	222,568
Supplemental retirement plan	257,769	215,186
Other	80,358	85,969

Total gross deferred tax assets	5,946,176	2,762,055
Deferred tax liabilities:
Deferred loan fees	(61,113)	(90,842)
Unrealized gain on securites available for sale	(203,812)	(41,388)
Other	(111,694)	(139,267)

Total gross deferred tax liabilities	(376,619)	(271,497)

Net deferred tax asset before valuation allowance	5,569,557	2,490,558
Valuation allowance	(4,750,000)	—

Net deferred tax asset	$819,557	$2,490,558

At December 31, 2008, the Corporation had a net operating loss carryforward of approximately $2,942,000 that expires in 2028 if not previously utilized. The carryforward period for the above alternative minimum tax credit is indefinite.
Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowance is required at December 31, 2008, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. See Note 1(j), “Federal Income Taxes,” for further information regarding the valuation allowance recorded at December 31, 2008.
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
(11) Related Party Transactions
Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2008 and 2007. Deposits from such individuals and their related interests totaled approximately $2.6 million at December 31, 2008 and $2.0 million at December 31, 2007. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk. Loans to related parties are summarized below for the periods indicated:

	2008	2007
Balance at beginning of year	$4,903,250	$4,598,800
New loans and related parties	222,900	557,509
Loan repayments	(1,626,418)	(253,059)

Balance at end of year	$3,499,732	$4,903,250

(12) Leases
The Bank has a noncancelable operating lease that provides for renewal options.
Future minimum lease payments under the noncancelable lease as of December 31, 2008, are as follows:

Year ending December 31:
2009	$42,000
2010	42,000
2011	42,000
2012	31,500

Total lease payments	$157,500

Rental expense charged to operations in 2008, 2007 and 2006 amounted to approximately $55,000, $58,000 and $60,000, respectively, including amounts paid under short term, cancelable leases.
(13) Retirement Plan
The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Contributions are equal to 5% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. Effective February 1, 2009, the Bank reduced the match contribution to 3%. The plan expense of the Bank for 2008, 2007 and 2006 was approximately $333,000, $365,000 and $374,000, respectively.
(14) Long Term Incentive Plan
Under its Long-Term Incentive Plan (the “Plan”) the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the plan to date. The restricted stock awards have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000. A summary of the activity under the Plan for the year ended December 31, 2008 is presented below:

	2008
		Weighted-Average
		Grant Date
	Shares	Fair Value
Restricted Stock Awards
Outstanding at January 1,	5,107	$26.32
Granted	14,026	12.64
Vested	(9,381)	14.89
Forfeited	(1,425)	16.09

Outstanding at December 31,	8,327	$17.90

The total fair value of awards granted during the years ended December 31, 2008, 2007 and 2006 was $177,000, $190,800 and $58,200, respectively. The total fair value of the awards vested during the years ended December 31, 2008, 2007 and 2006 was $139,700, $130,800 and $81,200, respectively. As of December 31, 2008, there was $149,000 of total unrecognized compensation cost related to non-vested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.50 years.
(15) Directors’ Stock Fee Plan
Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. Nonemployee directors may elect to participate in this plan in lieu of all or a portion of fees payable to them as directors (“plan fees”). The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts, (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2008, 2007 and 2006 amounted to $75,000, $134,000 and $150,000, respectively. No payments were made under the variable plan in 2008 due to the loss the Corporation incurred in 2007, other than dividends on previously issued shares.
Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2008, there were approximately 34,300 shares earned and available for distribution in the fixed-fee deferred stock accounts.
Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2008, there were approximately 7,900 shares earned and available for distribution in the variable-fee deferred stock accounts.
Effective January 1, 2009, directors will receive compensation under the fixed component of the plan in current stock only. No payments are anticipated at this time under the variable component in 2009.
(16) Employees’ Stock Purchase Plan
The Employees’ Stock Purchase Plan allows eligible employees to purchase shares of common stock, no par value, of FNBH Bancorp, Inc. at a price less than market price under Section 423 of the Internal Revenue Code of 1986 as amended. Eligible employees must have been continuously employed for one year, must work at least 20 hours per week, and must work at least five months in a calendar year. The purchase price for each share of stock is 95% of the fair market value of a share of stock determined by the previous three month average stock price.
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
Financial instruments whose contract amounts represent credit risk at December 31, 2008 and 2007 are as follows:

	2008	2007
Consumer	$10,558,208	$11,527,801
Commercial construction	557,917	4,192,251
Commercial	16,677,245	38,536,279

Total credit commitments	$27,793,370	$54,256,331

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
As of December 31, 2008 and 2007, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $332,000 and $2,328,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2008 and 2007, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

The Corporations’ and the Banks’ actual capital amounts and ratios are also presented in the following table as of December 31, 2008 and 2007:

					To be Well Capitalized
			Minimum for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provision
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$31,419,000	9.56%	$26,293,000	8%	$32,866,000	10%
FNBH Bancorp	31,365,000	9.54%	26,293,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	27,183,000	8.27%	13,146,000	4%	19,720,000	6%
FNBH Bancorp	27,129,000	8.25%	13,146,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	27,183,000	6.89%	15,774,000	4%	19,717,000	5%
FNBH Bancorp	27,129,000	6.88%	15,774,000	4%	N/A	N/A

As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$45,306,000	11.88%	$30,497,000	8%	$38,122,000	10%
FNBH Bancorp	45,390,000	11.91%	30,497,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	40,463,000	10.61%	15,249,000	4%	22,873,000	6%
FNBH Bancorp	40,547,000	10.64%	15,249,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	40,463,000	9.60%	16,858,000	4%	21,073,000	5%
FNBH Bancorp	40,547,000	9.62%	16,858,000	4%	N/A	N/A
The definition of “well capitalized” is a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. A bank is classified as “adequately capitalized” if it has a total risk-based capital of 8.0% or greater, has a Tier 1 risk-based capital ratio of 4.0% or greater and has a leverage ratio of 4.0% or greater. A bank may be reclassified into another category based on supervisory criteria other than the capital calculations alone.
The Corporation and its subsidiary Bank would be classified as adequately capitalized at December 31, 2008 based on the above minimum capital requirements.
The above capital requirements are minimum requirements. Higher capital levels may be required by the regulators if warranted by the particular circumstances or risk profiles of individual institutions. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on October 16, 2008, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. Separate from the agreement, the OCC imposed higher minimum capital requirements on the Bank. As of December 31, 2008, the Bank’s capital ratios fell below the newly imposed minimum requirements due to the Bank recording an other-than-temporary impairment charge of $1,338,938 on a CMO security and a deferred tax asset valuation allowance of $4,750,000. Through the date of filing of this Form 10-K, the Bank had not been notified of any additional corrective action that may be taken by the OCC as a result. See Item 1 Business, Supervision and Regulation for additional discussion regarding capital matters.
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

The following table presents basic and diluted net income per share:

	2008	2007	2006
Weighted average basic shares outstanding	3,096,332	3,074,372	3,177,093
Effect of dilutive restricted stock	—	—	53

Weighted average diluted shares outstanding	3,096,332	3,074,372	3,177,146

Net income (loss)	$(13,413,240)	$(6,556,188)	$5,585,996

Basic net income (loss) per share	$(4.33)	$(2.13)	$1.76
Diluted net income (loss) per share	$(4.33)	$(2.13)	$1.76

Anti-dilutive shares excluded from diluted calculation	8,327	5,107	1,722
(20) Contingent Liabilities
The Corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Corporation’s financial position or results of operations.
(21) Fair Value
Effective January 1, 2008, the Corporation implemented FASB Statement No. 157, Fair Value Measurements, relating to its financial assets and liabilities. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
Statement No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows and earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, Statement No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:
Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, municipal bonds and preferred stock securities. Level 3 securities include private collateralized mortgage obligations.
See Note 3 to the Consolidated Financial Statements for additional information on available for sale securities and their fair values.
Securities held to maturity. Securities held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The fair value of held to maturity securities, as disclosed in the accompanying Consolidated Financial Statements, is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. As of December 31, 2008, the Corporation did not hold any securities in the held to maturity category.
Loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, the Corporation records nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs or specific reserves that are based on the observable market price or current appraised value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge off. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. At time of foreclosure, foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets, establishing a new cost basis. At that time, they are reported in the Corporation’s fair value disclosures related to nonfinancial assets.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$41,520,572	$—	$38,747,894	$2,772,678

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fair value of CMO, January 1, 2008(1)(2)	$—
Total gains (losses) realized/unrealized:
Included in earnings(3)	(1,338,938)
Included in other comprehensive income	29,796
Purchases, issuances, and other settlements	(265,174)
Transfers into Level 3(4)	4,346,994

Fair value of CMO, December 31, 2008	$2,772,678

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2008	$(1,338,938)

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Management had anticipated that the non-agency security would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of this security is now determined using an internal model based on pricing information from third parties and therefore is classified within Level 3 of the valuation hierarchy.

(3)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(4)	Transfers in or out are based on the carrying amount of the security at the beginning of the period.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active					Total Gains
		Markets	Significant		Total Gains		(Losses)
		for	Other	Significant	(Losses) Three		Twelve Months
		Identical	Observable	Unobservable	Months Ended		Ended
		Assets	Inputs	Inputs	December 31,		December 31,
	Total	(Level 1)	(Level 2)	(Level 3)	2008		2008
Impaired loans (1)	$23,578,000	$—	$23,405,000	$173,000	$(4,715,000	)(2)	$(12,917,000	)(2)

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

(2)	Represents changes in specific reserves on impaired loans net of charge offs which impacts the allowance for loan losses.

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
Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair-value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair-value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument.
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
Investment securities — Fair values for investment securities are determined as discussed above.
FHLBI and FRB stock — The carrying amounts reported in the consolidated balance sheet for FHLBI and FRB stock reasonably approximate those assets’ fair values.
Loans — For variable-rate loans that reprice frequently, fair values are generally based on carrying values, adjusted for credit risk. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
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

The estimated fair values of the Corporation’s financial instruments are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:

Cash and cash equivalents	$22,080,000	$22,080,000	$29,911,000	$29,911,000
Certificates of deposit	4,319,000	4,319,000	4,025,000	4,025,000
Investment and mortgage-backed securities	41,521,000	41,521,000	37,637,000	37,844,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	301,695,000	306,087,000	337,562,000	342,907,000
Accrued interest income	1,584,000	1,584,000	2,164,000	2,164,000

Financial liabilities:
Deposits:
Demand	$56,405,000	$56,405,000	$56,506,000	$56,506,000
NOW	35,539,000	35,539,000	35,027,000	35,027,000
Savings and money market accounts	101,423,000	101,423,000	121,641,000	121,641,000
Time deposits	142,287,000	144,177,000	159,358,000	159,824,000
Brokered certificates	13,874,000	14,087,000	7,046,000	7,069,000
Other borrowings	8,897,000	8,958,000	9,152,000	9,229,000
Accrued interest expense	704,000	704,000	1,248,000	1,248,000
Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition in Statement No. 157. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values. At December 31, 2008, the fair value of loans exceeded their carrying value due to the weighted average contractual interest rates being higher than the current market rates for similar loans.
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
(22) Dividend Restrictions
On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total dividends in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, there is no ability to pay dividends at December 31, 2008, without the prior approval of the OCC.

(23) Condensed Financial Information — Parent Company Only
The condensed balance sheets at December 31, 2008 and 2007, and the condensed statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006, of FNBH Bancorp, Inc. follow:
Condensed Balance Sheets

	2008	2007
Assets:
Cash	$31,197	$53,571
Investment in subsidiaries:
First National Bank in Howell	27,579,092	40,543,394
H.B. Realty Co.	1,000	1,000
Other assets	19,190	29,999

Total assets	$27,630,479	$40,627,964

Liabilities and Stockholders’ Equity:
Other borrowings	$100,000	$—
Other liabilities	5,377	782
Stockholders’ equity	27,525,102	40,627,182

Total liabilities and stockholders’ equity	$27,630,479	$40,627,964

Condensed Statements of Income

	Year ended December 31
	2008	2007	2006
Operating income:
Dividends from subsidiaries	$—	$3,144,850	$5,548,912

Total operating income	—	3,144,850	5,548,912

Operating expenses:
Interest expense-other borrowings	13,771	—	—
Administrative and other expenses	119,874	85,759	94,640

Total operating expenses	133,645	85,759	94,640

Income (loss) before equity in undistributed net income of subsidiaries	(133,645)	3,059,091	5,454,272
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	(13,279,595)	(9,615,279)	131,724

Net income (loss)	$(13,413,240)	$(6,556,188)	$5,585,996

Condensed Statements of Cash Flows

	Year ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(13,413,240)	$(6,556,188)	$5,585,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (increase) in other assets	10,809	225,473	(19,510)
Increase (decrease) in other liabilities	4,595	781	(3,021)
Change in long term incentive plan and deferred compensation	214,680	322,822	270,596
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	13,279,595	9,615,279	(131,724)

	13,509,679	10,164,355	116,341

Net cash provided by operating activities	96,439	3,608,167	5,702,337

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Common stock issued	269,367	25,211	30,623
Proceeds from issuance of short-term debt	445,000	—	—
Repayment of short-term debt	(345,000)	—	—
Repurchases of common stock	—	(1,038,605)	(3,107,295)
Dividends paid	(488,180)	(2,563,418)	(2,656,404)

Net cash provided by (used in) financing activities	(118,813)	(3,576,812)	(5,733,076)

Net increase (decrease) in cash	(22,374)	31,355	(30,739)
Cash at beginning of year	53,571	22,216	52,955

Cash at end of year	$31,197	$53,571	$22,216

(24) Quarterly Financial Data — Unaudited
The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2008
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$6,695,747	$6,244,565	$6,034,546	$5,332,378
Net interest income	4,084,011	4,230,175	4,145,348	3,729,337
Provision for loan losses	688,900	8,211,000	1,145,000	4,810,000
Income (loss) before federal income taxes	773,493	(7,116,624)	(1,649,277)	(5,548,108)
Net income (loss)	579,871	(4,623,474)	(1,624,795)	(7,744,842)

Basic net income (loss) per share	0.19	(1.50)	(0.53)	(2.47)
Diluted net income (loss) per share	0.19	(1.50)	(0.53)	(2.47)
Cash dividends per share	0.08	0.08	—	—

	Quarters ended in 2007
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$7,877,499	$7,862,175	$7,439,273	$6,994,367
Net interest income	4,828,395	4,768,239	4,495,415	4,196,553
Provision for loan losses	939,000	6,534,666	4,364,000	2,192,000
Income (loss) before federal income taxes	1,368,813	(4,967,250)	(6,443,699)	(296,961)
Net income (loss)	979,124	(3,212,874)	(4,117,147)	(205,291)

Basic net income (loss) per share	0.32	(1.05)	(1.34)	(0.07)
Diluted net income (loss) per share	0.32	(1.05)	(1.34)	(0.07)
Cash dividends per share	0.21	0.21	0.21	0.21
(25) Impact of New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Corporation beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of Statement No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance and was followed in determining the fair value of the CMO security, discussed in Note 3, at December 31, 2008. The Corporation will apply the fair value measurement and disclosure provisions of Statement No. 157 to nonfinancial assets and liabilities effective January 1, 2009. Such is not expected to be material to the Corporation’s results of operations or financial position. See Note 21 for a discussion regarding the January 1, 2008 implementation of Statement No. 157 relating to the Corporation’s financial assets and liabilities.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 was effective for the Corporation beginning January 1, 2008. Through December 31, 2008, the Corporation has not elected the fair value option for any of its financial assets or liabilities.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
1. Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2008, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.
2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2008, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.
3. Attestation Report of the Registered Independent Public Accounting Firm. BDO Seidman, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Corporation for the year ended December 31, 2008, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. The report is set forth on page 40.
4. Change in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2008, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The information with respect to Directors and Nominees of the Registrant and compliance with Section 16(a) of the Exchange Act set forth under the captions “Information About Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the Commission relating to the May 28, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.
Executive Officers
The information called for by this item is contained in Part I of this Form 10-K Report.
We have adopted a Code of Ethics for our chief executive officer and senior financial officers. A copy of our Code of Ethics is available upon request by writing to the Corporation’s Chief Financial Officer at 101 East Grand River, Howell, Michigan 48843 and is available on our website at www.fnbh.com.
Corporate Governance
The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 28, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.
Item 11. Executive Compensation.
The information set forth under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Report” in our definitive proxy statement, to be filed with the Commission relating to the May 28, 2009 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Compensation Committee Report” is not deemed to be filed with the Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Ownership of Common Stock” in the Corporation’s definitive proxy statement, to be filed with the Commission relating to the May 28, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.
The following information is provided under Item 201(d):

Number of securities remaining
	Number of securities to be	Weighted – average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants, and rights	warrants, and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	0	223,580(1)

Equity compensation plans not approved by stockholders	None	None	None

(1)	Includes 147,255 shares available under the Long Term Incentive Plan, 42,463 shares available under the Compensation Plan for Nonemployee Directors and 33,862 shares included under the Employee Stock Purchase Plan.

Item 13. Certain Relationships, Related Transactions and Director Independence.
The information set forth under the captions “Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 28, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Disclosure of Fees Paid to Our Independent Auditors” in our definitive proxy statement, to be filed with the Commission relating to the May 28, 2009 Annual Meeting of Shareholders, is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report on Form 10-K.
1.	Financial Statements

The financial statements are set forth under Item 8 of this report on 10-K.

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 30, 2009.
FNBH BANCORP, INC.

/s/ Ronald L. Long	Ronald L. Long, President and Chief Financial Officer
(Principal Executive Officer)

/s/ Janice B. Trouba	Janice B. Trouba, Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who’s signature appears below, hereby appoints Ronald L. Long and Janice B. Trouba, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

	Signature	Date

Randolph E. Rudisill, Chairman of the Board	/s/ Randolph E. Rudisill	March 30, 2009

Barbara Draper, Vice Chairman of the Board	/s/ Barbara Draper	March 30, 2009

Gary R. Boss, Director	/s/ Gary R. Boss	March 30, 2009

Richard F. Hopper, Director	/s/ Richard F. Hopper	March 30, 2009

Dona Scott Laskey, Director	/s/ Dona Scott Laskey	March 30, 2009

Ronald L. Long, Director	/s/ Ronald L. Long	March 30, 2009

R. Michael Yost, Director	/s/ R. Michael Yost	March 30, 2009

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

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Amendment to the Corporation’s Articles of Incorporation to Authorize the Issuance of Preferred Shares	Exhibit to Form 8-K dated February 19, 2009

(3.4)	Bylaws of the Registrant	Exhibit 3.2 of Form 10

(4)	Form of Registrant’s Stock Certificate	Exhibit 4 of Form 10

Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

(10.3)	Second Amended and Restated Compensation Plan for Nonemployee Directors*	Exhibit 10.2 to Form 8-K dated October 16, 2008

(10.4)	FNBH Bancorp Inc Employees’ Stock Purchase Plan as amended January 20, 2005*	Exhibit 10 to Form 10-K dated March 7, 2006

(10.5)	Management Continuity Agreement For Casey Kondel (Mr. Kondel is no longer employed by the Registrant)*	Exhibit 10 to Form 10-Q dated August 9, 2007

Exhibit
Number		Original Filing Form and Date
(10.6)	Management Continuity Agreement For Robin C. Naudi (Mr. Naudi is no longer employed by the Registrant)*	Exhibit 10 to Form 8-K dated February 27, 2008

(10.7)	Management Continuity Agreement for Nancy Morgan *	Exhibit 10.1 to Form 8-K dated March 3, 2008

(10.8)	Management Continuity Agreement for Janice B. Trouba*	Exhibit 10.2 to Form 8-K dated March 3, 2008

(10.9)	Management Continuity Agreement for Ronald L. Long*	Exhibit 10.1 to Form 8-K dated May 6, 2008

(10.10)	Agreement by and between First National Bank in Howell (Howell, Michigan) and The Comptroller of the Currency, dated October 16, 2008	Exhibit 10.1 to Form 8-K dated October 16, 2008

*	Represents a compensation plan