Form 10-Q
period 2009-03-31
FNBH BANCORP INC
filed 2009-05-13
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes [X]   No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [__]   No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [__]     Accelerated filer [__]     Non-accelerated filer [__]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes [__]   No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,128,351 shares of the Corporation’s Common Stock (no par value) were outstanding as of April 30, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2009	December 31, 2008
Cash and due from banks	$8,131,403	$10,175,999
Short term investments	10,620,505	11,904,019
Total cash and cash equivalents	18,751,908	22,080,018
Certificates of deposit	4,221,000	4,319,000
Investment securities:
Investment securities available for sale, at fair value	39,633,982	41,520,572
FHLBI and FRB stock, at cost	994,950	994,950
Total investment securities	40,628,932	42,515,522
Loans held for investment:
Commercial	266,745,534	272,945,793
Consumer	21,245,054	21,711,696
Real estate mortgage	20,972,334	21,159,504
Total loans held for investment	308,962,922	315,816,993
Less allowance for loan losses	(13,081,377)	(14,122,291)
Net loans held for investment	295,881,545	301,694,702
Premises and equipment, net	8,529,786	8,626,526
Other real estate owned, held for sale	2,680,791	2,678,444
Deferred taxes, net	734,586	819,557
Accrued interest and other assets	6,158,040	6,048,757
Total assets	$377,586,588	$388,782,526

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$51,701,539	$56,404,701
NOW	47,278,655	35,539,239
Savings and money market	91,081,116	101,422,737
Time deposits	138,812,005	142,286,835
Brokered certificates of deposit	18,616,499	13,873,571
Total deposits	347,489,814	349,527,083
Other borrowings	480,636	8,897,277
Accrued interest, taxes, and other liabilities	2,521,516	2,833,064
Total liabilities	350,491,966	361,257,424
Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares
issued and outstanding at March 31, 2009	-	-
Common stock, no par value. Authorized 4,200,000 shares; 3,128,351 shares issued and outstanding at March 31, 2009 and 3,119,620
shares issued and outstanding at December 31, 2008	6,635,014	6,583,158
Retained earnings	19,013,111	19,643,976
Deferred directors' compensation	885,919	902,333
Accumulated other comprehensive income, net	560,578	395,635
Total shareholders' equity	27,094,622	27,525,102
Total liabilities and shareholders' equity	$377,586,588	$388,782,526

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Interest and fees on loans	$4,340,391	$6,019,184
Interest and dividends on investment securities:
U.S. Treasury, agency securities, and CMOs	368,298	281,738
Obligations of states and political subdivisions	150,935	165,407
Preferred stock	-	16,854
Other securities	9,559	11,382
Interest on certificates of deposit	50,817	54,598
Interest on short term investments	10,887	146,584
Total interest and dividend income	4,930,887	6,695,747
Interest expense:
Interest on deposits	1,327,654	2,503,875
Interest on other borrowings	42,276	107,861
Total interest expense	1,369,930	2,611,736
Net interest income	3,560,957	4,084,011
Provision for loan losses	1,200,000	688,900
Net interest income after provision for loan losses	2,360,957	3,395,111
Noninterest income:
Service charges and other fee income	695,712	726,059
Trust income	81,770	100,347
Gain on sale of OREO/repossessions	-	24,182
Other	1,318	3,330
Total noninterest income	778,800	853,918
Noninterest expense:
Salaries and employee benefits	1,691,739	1,721,126
Net occupancy expense	335,819	356,550
Equipment expense	107,017	117,259
Professional and service fees	518,934	507,279
Computer service fees	106,651	129,537
FDIC assessment fees	315,207	11,240
Computer software amortization expense	66,019	75,184
Printing and supplies	44,012	105,968
Director fees	23,353	58,283
Loan collection and foreclosed property expense	98,477	124,725
Net loss on sale of OREO/repossessions	179,996	-
Other	283,398	268,385
Total noninterest expense	3,770,622	3,475,536
Income (loss) before federal income tax expense	(630,865)	773,493
Federal income tax expense	-	193,622
Net income (loss)	$(630,865)	$579,871
Per share statistics:
Basic EPS	$(0.20)	$0.19
Diluted EPS	$(0.20)	$0.19
Dividends	$-	$0.08
Basic average shares outstanding	3,154,065	3,090,568
Diluted average shares outstanding	3,154,065	3,090,568

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2007	$6,141,835	$33,545,396	$859,609	$80,342	$40,627,182
Earned portion of long term incentive plan	13,678				13,678
Issued 258 shares for employee stock purchase plan	3,197				3,197
Issued 345 shares for current directors' fees	4,499				4,499
Directors' deferred compensation (1,173 stock units)			15,294		15,294
Issued 712 shares for deferred directors' fees	15,108		(15,108)		-
Comprehensive income:
Net income		579,871			579,871
Change in unrealized gain on
investment securities available for sale, net of tax effect				133,083	133,083
Total comprehensive income					712,954
Cash dividends ($.08 per share)		(243,669)			(243,669)
Balances at March 31, 2008	$6,178,317	$33,881,598	$859,795	$213,425	$41,133,135

Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102
Earned portion of long term incentive plan	14,291				14,291
Issued 681 shares for employee stock purchase plan	1,621				1,621
Issued 7,781 shares for current directors' fees	19,530				19,530
Issued 823 shares for deferred directors' fees	16,414		(16,414)		-
Comprehensive income (loss):
Net loss		(630,865)			(630,865)
Change in unrealized gain on
investment securities available for sale, net of tax effect				164,943	164,943
Total comprehensive loss					(465,922)
Balances at March 31, 2009	$6,635,014	$19,013,111	$885,919	$560,578	$27,094,622

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(630,865)	$579,871
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	1,200,000	688,900
Depreciation and amortization	216,576	235,718
Deferred income tax expense	-	18,620
Net amortization on investment securities	12,911	5,083
Earned portion of long term incentive plan, net	14,291	13,678
Shares issued for current and variable directors' compensation	19,530	4,499
Shares earned for deferred directors' compensation	-	15,294
(Gain) loss on the sale of other real estate owned, held for sale	184,676	(24,931)
Decrease (increase) in accrued interest income and other assets	(116,292)	1,325,856
Decrease in accrued interest, taxes, and other liabilities	(267,548)	(489,166)
Net cash provided by operating activities	633,279	2,373,422
Cash flows from investing activities:
Purchases of available for sale securities	-	(3,445,247)
Purchases of held to maturity securities	-	(1,005,204)
Proceeds from maturities and calls of available for sale securities	1,240,000	5,890,000
Proceeds from mortgage-backed securities paydowns-available for sale	883,593	186,395
Proceeds from maturities and calls of held to maturity securities	-	90,000
Purchases of certificates of deposit	-	(1,275,000)
Maturity of certificates of deposit	98,000	687,000
Net decrease in loans	3,481,600	1,463,876
Proceeds from sale of other real estate owned, held for sale	900,534	471,951
Capital expenditures	(112,827)	(23,710)
Net cash provided by investing activities	6,490,900	3,040,061
Cash flows from financing activities:
Net decrease in deposits	(2,037,269)	(11,653,683)
Payments on FHLBI note	(383,307)	(354,913)
Proceeds from issuance of short term debt	2,000,000	200,000
Repayment of short term debt	(2,033,334)	-
Maturity of long-term debt	(8,000,000)	-
Dividends paid	-	(243,669)
Shares issued for employee stock purchase plan	1,621	3,197
Net cash used in financing activities	(10,452,289)	(12,049,068)
Net decrease in cash and cash equivalents	(3,328,110)	(6,635,585)
Cash and cash equivalents at beginning of year	22,080,018	29,910,627
Cash and cash equivalents at end of period	$18,751,908	$23,275,042
Supplemental disclosures:
Interest paid	$1,353,253	$2,915,357
Net federal income taxes refunded	-	(809,000)
Loans transferred to other real estate	1,087,557	30,000
Loans charged off	2,417,224	1,016,902

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of March 31, 2009 and consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008.

2.     The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

3.     The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements in the 2008 Annual Report contained in the Corporation’s report on Form 10-K filing.

4.     The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

5.     Investment and Mortgage-Backed/CMO Securities. A summary of the amortized cost and approximate fair value of investment and mortgage-backed/CMO securities at March 31, 2009 and December 31, 2008 follows:

	March 31, 2009				December 31, 2008
	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value
Available for sale:
Obligations of state and
political subdivisions	$14,393,137	$264,149	$(145,883)	$14,511,403	$14,639,423	$233,833	$(168,840)	$14,704,416
U.S. Treasury and agency
securities	8,508,720	115,705	-	8,624,425	9,510,468	182,546	-	9,693,014
Mortgage-backed/CMO
securities	15,833,962	615,392	-	16,449,354	16,722,434	351,908	-	17,074,342
Preferred stock securities (1)	48,800	-	-	48,800	48,800	-	-	48,800
Total securities	$38,784,619	$995,246	$(145,883)	$39,633,982	$40,921,125	$768,287	$(168,840)	$41,520,572

(1)     Represents preferred stock issued by Freddie Mac and Fannie Mae.

There was one municipal security in a continuous loss position for 12 months or more at March 31, 2009. The loss is primarily due to changes in rates. Unrealized losses on securities at March 31, 2009 have not been recognized in income because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values. As of December 31, 2008, there were no securities in a continuous loss position for 12 months or more.

There were no other-than-temporary impairment charges recorded for the periods ended March 31, 2009 and 2008, respectively.

The following is a summary of the unrealized losses and fair value of the securities available for sale portfolio at March 31, 2009 by length of time that individual securities in each category have been in a continuous loss position:

March 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair Value	Unrealized gross losses	Fair Value	Unrealized gross losses	Fair Value
Available for sale:
Obligations of state and
political subdivisions	$(117,376)	$3,035,383	$(28,507)	$300,466	$(145,883)	$3,335,849
U.S. Treasury and agency
securities	-	-	-	-	-	-
Mortgage-backed/CMO
securities	-	-	-	-	-	-
Preferred stock securities	-	-	-	-	-	-
Total available for sale	$(117,376)	$3,035,383	$(28,507)	$300,466	$(145,883)	$3,335,849

Investment securities, with an amortized cost of approximately $17,827,000 at March 31, 2009 and $17,871,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at March 31, 2009 and December 31, 2008. The Bank’s investment in FRB stock, which totaled $44,250 at March 31, 2009 and December 31, 2008, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed, by the issuer.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $37,387,000 at March 31, 2009, $38,656,000 at December 31, 2008, $31,138,000 at September 30, 2008, and $15,772,000 at March 31, 2008. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

7.     FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value as a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Statement No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows and earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, Statement No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Other real estate owned and other-repossessed assets. Real estate acquired through foreclosure is adjusted to fair value less costs to sell upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. A valuation based on a current appraisal or by a broker’s opinion is considered a Level 2 fair value. The fair value of repossessed and returned equipment is based on available pricing guidelines, auction results and third-party price opinions, less estimated selling costs. Assets acquired through repossession are recorded at the lower of carrying value or fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value under FAS No. 157 on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale	$39,633,982	$-	$36,820,602	$2,813,380

	Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale	$41,520,572	$-	$38,747,894	$2,772,678

Assets and Liabilities at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fair Value of CMO, January 1, 2009(1)	$2,772,678
Total gains (losses) realized/unrealized:
Included in earings	-
Included in other comprehensive income	99,209
Purchases, issuances, and other settlements	(58,507)
Transfers into Level 3	-
Fair Value of CMO, March 31, 2009	$2,813,380

Total amount of losses for the period included in earings
attributable to the change in unrealized losses relating
to assets still held at March 31, 2009	$-

(1) Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements at March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$23,000,000	$-	$22,890,325	$109,675
Other real estate owned	2,680,791	-	2,680,791	-
Repossessed assets	64,620	-	64,620	-

		Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$23,578,000	$-	$23,405,000	$173,000

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

8.    Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. As discussed below under the caption, “Impact of New Accounting Standards,” FSP EITF 03-6-1 was adopted effective January 1, 2009. This FSP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security. All prior period earnings per share data presented is required to be adjusted retrospectively to conform to the provisions of the FSP. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss in 2009 of $630,865, unvested restricted shares of 7,082 were not included in determining both basic and diluted earnings per share for the three months ended March 31, 2009. For the three months ended March 31, 2008, 14,511 shares of unvested restricted stock were added to basic shares outstanding. This had no impact on the net income per share of $0.19.

The following table presents basic and diluted earnings per share:

	First Quarter
	2009	2008
Weighted average common shares outstanding	3,154,065	3,076,057
Weighted average unvested restricted stock outstanding	-	14,511
Total weighted average basic and diluted common shares outstanding	3,154,065	3,090,568

Net income (loss) available to common shareholders	$(630,865)	$579,871
Basic net income (loss) per share	$(0.20)	$0.19
Diluted net income (loss) per share	$(0.20)	$0.19

9.     Under the Long-Term Incentive Plan (the “Plan”), the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the Plan to date. The restricted shares have a five-year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000.

A summary of the activity under the Plan for the three months ended March 31, 2009 and 2008 is presented below:

	2009		2008
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	8,327	$17.90	5,107	$26.32
Granted	-	-	10,272	13.00
Vested	(691)	20.65	(520)	26.38
Forfeited	(554)	16.36	(348)	25.66
Outstanding at March 31,	7,082	$17.75	14,511	$16.91

The total fair value of awards granted during the three months ended March 31, 2008 was $133,536. The total fair value of the awards vested during the three months ended March 31, 2009 and 2008 was $14,291 and $13,678, respectively. As of March 31, 2009, there was $125,686 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

10.     Certain amounts included in the 2008 Consolidated Financial Statements have been reclassified to conform to the 2009 presentation.

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2009 and 2008, and also provides information relating to the Corporation’s financial condition, focusing on its liquidity and capital resources.

On October 16, 2008, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. The agreement primarily pertains to actions regarding asset quality and overall administration of the Bank’s credit functions. The Bank has implemented a new loan policy, completed additional evaluations of the loan portfolio (using both internal and external resources) and obtained updated appraisals on the majority of adversely rated credits. The Bank has also obtained a new outside independent loan review service for 2009. The Corporation believes that the Bank has made progress in addressing the issues set forth in the formal agreement; however, to date, the Bank remains subject to the terms of that agreement. The Bank has also been advised of additional capital requirements see “Capital” section of this Management’s Discussion and Analysis for further details.

Earnings	First Quarter
(in thousands except per share data)	2009	2008
Net income (loss)	$(631)	$580
Basic and diluted net income (loss) per share	$(0.20)	$0.19

Net loss for the three months ended March 31, 2009 as compared to the same period last year, was negatively affected by lower interest income on loans due to lower average balances, higher nonaccrual loans, lower yields, higher loan loss provision, lower noninterest income and higher noninterest expense. These unfavorable variances were partially offset by lower interest expense due to lower average deposit balances and lower rates.

In the first quarter of 2009, net interest income decreased $523,000 (12.8%), provision for loan loss increased $511,000 (74.2%), noninterest income decreased $75,000 (8.8%) and noninterest expense increased $295,000 (8.5%). Partially offsetting these unfavorable variances is a decrease in federal income taxes of $193,000.

Net Interest Income	First Quarter
(in thousands)	2009	2008
Interest and dividend income	$4,931	$6,696
Interest expense	1,370	2,612
Net interest income	$3,561	$4,084

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three months ended March 31:

INTEREST YIELDS AND COSTS
March 31, 2009 and 2008
(in thousands)

	----------First Quarter ----------
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$13,110	$8.1	0.25%	$17,968	$146.0	3.21%
Certificates of deposit	4,266	50.8	4.83%	4,434	54.6	4.94%
Securities: Taxable	26,428	377.9	5.72%	21,647	310.0	5.73%
Tax-exempt (1)	14,512	217.5	5.99%	15,694	230.3	5.87%
Commercial loans (2)(3)	271,047	3,715.8	5.48%	300,699	5,163.4	6.79%
Consumer loans (2)(3)	21,471	331.7	6.27%	21,294	449.2	8.49%
Mortgage loans (2)(3)	20,981	307.7	5.87%	24,512	428.8	7.00%
Total earning assets and total interest income	371,815	5,009.5	5.40%	406,248	6,782.3	6.62%
Cash and due from banks	7,214			8,095
All other assets	18,473			22,836
Allowance for loan losses	(14,130)			(10,463)
Total Assets	$383,372			$426,716

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$140,465	184.2	0.53%	$153,394	637.5	1.67%
Time	155,746	1,143.4	2.98%	166,325	1,866.3	4.51%
Short term borrowings	411	1.8	1.74%	103	1.6	6.00%
FHLBI advances	3,318	40.5	4.88%	8,856	106.3	4.75%
Total interest bearing liabilities and
Total interest expense	299,940	1,369.9	1.85%	328,678	2,611.7	3.19%
Non-interest bearing deposits	52,987			53,563
All other liabilities	2,640			3,313
Stockholders' Equity	27,805			41,162
Total Liabilities and Shareholders' Equity	$383,372			$426,716
Interest spread			3.55%			3.43%
Net interest income-FTE		$3,639.6			$4,170.6
Net interest margin			3.90%			4.04%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, average non-accruing loans of $36,390,000 in 2009 and $15,932,000 in 2008 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $28,000 in 2009 and $94,000 in 2008.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $1,773,000 (26.1%) in the first quarter of 2009 compared to the first quarter of 2008. This is due to a decrease in the yield on average earning assets of 122 basis points combined with a decrease in average earning assets of $34,433,000 (8.5%).

The average balance of short term investments, certificates of deposit and securities decreased $1,427,000 (2.4%) in the first quarter of 2009 as compared with the same period in 2008. Loans, which earn a higher yield than investments, had a decrease in average balances of $33,006,000 (9.5%) combined with a 135 basis point decrease in yield in the first quarter of 2009 compared to the same period last year.

The largest decline in loans in terms of average balance was in commercial loans, the majority of our loan portfolio, due to decreased loan origination activities and charge offs . The decline in interest income from the prior year is due to decreases in the prime rate and higher average balances of nonperforming loans in 2009. The increasing level of nonperforming loans has negatively impacted loan interest income in the first quarter of 2009. Management expects the average balance of nonperforming loans to continue to remain high in 2009, adversely impacting net interest income. Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial loan balances and yields.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the first quarter of 2009 decreased $1,176,000 (47.0%) compared to the first quarter of 2008. This was the result of lower cost of funds due to lower interest rates paid on deposits of 133 basis points combined with lower average deposit balances of $23,508,000 (7.4%). Pricing competition in the local market for deposits continues to be a factor in attracting deposits at reasonable costs.

Borrowed funds’ average balance decreased $5,230,000 (58.4%) in the first quarter of 2009 compared to the first quarter of 2008. The Bank repaid an $8,000,000 FHLBI advance in February 2009. As of March 31, 2009, the Bank had a $414,000 loan advance outstanding, included in borrowed funds, which was entered into in 2000 from the FHLBI. Additional FHLBI and Federal Reserve discount borrowings are available to fund future loan growth if needed. As of March 31, 2009, the Corporation has a note outstanding of approximately $67,000 which requires quarterly principal payments of $33,333 plus accrued interest at prime plus 1.50% and matures on July 6, 2009. The Corporation made a principal payment of $33,333 on April 6, 2009.

Liquidity
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

The Corporation identifies measures and monitors its liquidity profile. The profile is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. A contingency funding plan is also prepared that details the potential erosion of funds in the event of systematic financial market crisis or institution-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $62.6 million at March 31, 2009 or about 16.6% of total assets. This compares to $67.9 million or about 17.5% of total assets at year end 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $57,000,000 at March 31, 2009 and $61,000,000 at December 31, 2008. The Bank has $18.6 million of brokered deposits at March 31, 2009. Due to the Bank’s capital classification of “adequately capitalized” these brokered deposits may not be renewed or additional deposits taken without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. The Bank has a $19,000,000 line of credit available at the FHLBI and the Bank has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. As of March 31, 2009, the Bank had $414,000 in borrowings against the line. The Bank has a $19,000,000 line of credit available at the Federal Reserve and the Bank has pledged certain commercial loans as collateral for the available borrowing. At March 31, 2009, the Bank did not have any borrowings against the line. The Bank could also put in place a repurchase agreement which would allow it to borrow from a broker, pledging investment securities as collateral. In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of March 31, 2009:

Interest Rate Sensitivity as of March 31, 2009 (in thousands)	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total
Assets:
Loans, net	$104,144	$85,107	$106,631	$-	$295,882
Securities	14,192	4,309	4,204	17,924	40,629
Certificates of deposit	196	984	3,041	-	4,221
Short term investments	10,621	-	-	-	10,621
Total rate sensitive assets	$129,153	$90,400	$113,876	$17,924	$351,353
Liabilities:
NOW, savings & MMDA	$51,087	$-	$-	$87,273	$138,360
Time deposits	44,210	82,755	30,368	96	157,429
Other borrowings	67	414	-	-	481
Total rate sensitive liabilities	$95,364	$83,169	$30,368	$87,369	$296,270
Rate sensitivity gap and ratios:
Gap for period	$33,789	$7,231	$83,508	$(69,445)
Cumulative gap	33,789	41,020	124,528	55,083

Cumulative rate sensitive ratio	1.35	1.23	1.60	1.19
December 31, 2008 rate sensitive ratio	0.98	0.84	1.40	1.19

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 1.23% asset sensitive as of March 31, 2009.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which means the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point increase in interest rates would increase net interest income by approximately 1.8% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 2.4% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a decline in interest rates.

Loans

	(in thousands) First Quarter
Provision for Loan Losses	2008	2007
Total	$1,200	$689

The Corporation recorded a provision of $1,200,000 in the first quarter of 2009 compared to $689,000 in the same period of 2008. The 2009 provision is based upon an analysis of estimated losses inherent in the loan portfolio and other economic factors. Nonperforming loans at March 31, 2009 have decreased $1,269,000 to $37,387,000 from the December 31, 2008 balance of $38,656,000, and increased $21,615,000 from the March 31, 2008 balance of $15,772,000. Nonperforming loans as a percentage of total loans were 12.10% at March 31, 2009 compared to 12.24% at December 31, 2008, and 4.57% at March 31, 2008. Net charge offs for the first quarter of 2009 were $2,285,000 compared to $891,000 in the first quarter of 2008. Due to the current economic conditions and the continued decline in real estate values, the provision for loan losses for the balance of 2009 may be impacted by the Bank’s concentration in real estate secured lending

The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans.

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	March 31, 2009		December 31, 2008
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$31,934	10.3%	$31,332	9.9%
Residential home equity/other junior liens	20,290	6.6%	20,511	6.5%
1-4 family residential construction loans	9,730	3.1%	12,813	4.1%
Other construction, land development, and
other land loans	25,769	8.3%	29,899	9.5%
Multifamily residential properties	2,516	0.8%	2,637	0.8%
Owner-occupied nonfarm, nonresidential properties	84,853	27.5%	84,463	26.7%
Other nonfarm, nonresidential properties	93,716	30.3%	92,574	29.3%
Commercial	30,563	9.9%	31,628	10.0%
Consumer	7,494	2.4%	7,627	2.4%
Other	2,380	0.8%	2,629	0.8%
Total gross loans	309,245	100.0%	316,113	100.0%
Net unearned fees	(282)		(296)
Total loans	$308,963		$315,817

Loans secured by 1-4 family residential construction and other construction, land development and other land loans decreased a total of $7,213,000 (16.9%) in the first quarter of 2009 from December 31, 2008. This is due to the completion of construction projects and charge offs.

The Corporation’s exposure to real estate secured loans will continue as the economy and real estate values have continued to deteriorate. If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. In addition, continued adverse economic conditions could result in further deterioration in the overall loan portfolio.

Loans also include the reclassification of demand deposit overdrafts, which amounted to $75,000 and $122,000 at March 31, 2009 and December 31, 2008, respectively.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired primarily through foreclosure and is awaiting disposition. The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Assets	(in thousands)
	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual Loans	$35,880	$37,096	$15,772
90 days or more past due and still accruing	1,507	1,560	-
Total nonperforming loans	$37,387	$38,656	$15,772
Other real estate owned	2,681	2,678	1,106
Total nonperforming assets	$40,068	$41,334	$16,878

Nonperforming loans as a percent of total loans	12.10%	12.24%	4.57%
Allowance for loan losses as a percent of
nonperforming loans	35%	37%	65%
Nonperforming assets as a percent of total
total loans and other real estate owned	12.86%	12.98%	4.87%

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of:

	(in thousands)
	March 31, 2009		December 31, 2008		March 31, 2008
Nonperforming Loans	Balance	Percent	Balance	Percent	Balance	Percent
Secured by real estate:
Residential first mortgage	$2,703	7.2%	$2,994	7.8%	$1,892	12.0%
Residential home equity/other junior liens	1,615	4.3%	2,486	6.4%	750	4.8%
1-4 family construction loans	7,612	20.4%	8,111	21.0%	5,514	35.0%
Other construction, land development
and other land loans	9,421	25.2%	10,793	27.9%	3,416	21.6%
Multifamily residential properties	176	0.5%	286	0.8%	-	-
Owner-occupied nonfarm, nonresidential
properties	5,013	13.4%	3,559	9.2%	3,159	20.0%
Other nonfarm, nonresidential properties	8,815	23.6%	8,208	21.2%	914	5.8%
Commercial	1,954	5.2%	1,981	5.1%	105	0.7%
Consumer	78	0.2%	238	0.6%	22	0.1%
Total nonperforming loans	$37,387	100.0%	$38,656	100.0%	$15,772	100.0%

Loans are generally placed on a nonaccrual basis when principal or interest is past due ninety days or more and when, in the opinion of management, full collection of principal and interest is unlikely. However, as of March 31, 2009, approximately $15.2 million of nonperforming loans are making scheduled payments on their loans. Management has decided, based upon the declines in the value of the real estate securing these loans and concerns regarding the cash flow of the borrowers, that ultimate collectibility of the full principal and interest on these loans is uncertain. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming assets increased $23,190,000 from first quarter of 2008 primarily due to higher delinquencies as a result of economic conditions that impacted customers’ cash flows and lower collateral values due to the decline in the real estate market. Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $26,175,000 at March 31, 2009, and specifically identified commercial loans included in non-accrual loans, other than homogenous small commercial, residential and consumer loans, and $1,425,000 of commercial loans separately identified as troubled debt restructurings. Included in impaired loans is $5,889,000 of commercial loans with no specific reserve allocation based on the Statement No. 114 analysis which indicates the loan is adequately collateralized at this time. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a trouble debt restructuring. Impaired loans totaled $27,867,000 at December 31, 2008 and $18,100,000 at March 31, 2008. Impaired commercial loans had specific reserves calculated in accordance with Statement No. 114 of $3,175,000 at March 31, 2009, $4,289,000 at December 31, 2008 and $1,172,000 at March 31, 2008.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first three months of 2009 and 2008:

	(in thousands)
Components:	2009	2008
Allowance for loan losses
Balance, beginning of year	$14,122	$10,314
Loans charged off:
Secured by real estate:
Residential first mortgage	199	64
Residential home equity/junior liens	246	68
1-4 family residential construction loans	485	293
Other construction and land development and other land loan	410	213
Multifamily residential properties	62	-
Owner-occupied nonfarm, nonresidential properties	55	100
Other nonfarm, nonresidential properties	615	60
Commerical	147	147
Consumer	198	72
Total charge-offs	2,417	1,017
Recoveries to loans previously charged off:
Secured by real estate:
Residential home equity/junior liens	-	1
1-4 family residential construction loans	71	-
Owner occupied non, nonresidential properties	-	1
Commerical	24	31
Consumer	37	93
Total recoveries	132	126
Net loans charged off	2,285	891
Additions to allowance charged to operations	1,244	752
Balance, end of quarter	13,081	10,175
Reserve for unfunded credit commitments
Balance, beginning of year	316	739
Additions to reserve charged to operations	(44)	(63)
Balance, end of quarter	272	676
Total allowance for loan losses and reserve for
unfunded credit commitments	$13,353	$10,851
Ratios:
Net loans charged off (annualized) to average loans outstanding	2.92%	1.03%
Allowance for loan losses to loans outstanding	4.23%	2.95%

The adequacy of the allowance for loan losses is determined by management’s assessment of the composition of the loan portfolio, an evaluation of specific credits, and an analysis of the following factors: delinquency trends, delinquency levels, concentrations of credit, economic trends, loan growth, and management changes. Management continues to refine its techniques in this analysis. Economic factors considered in arriving at the loan loss reserve adequacy as of March 31, 2009, included an uncertain rate environment, high unemployment rate, the overall economy, and declines in real estate values. When all of these factors were considered, management determined that the $1,200,000 provision and $13,081,000 allowance were appropriate. Due to the concentration of the Bank in residential real estate development and construction loans and the continued decline in the Michigan real estate market, the Bank is particularly focused on this segment of loans. Management monitors these types of credit with increased frequency, including periodic updates of the underlying collateral value.

	(in thousands) First Quarter
Noninterest Income	2009	2008
Total	$779	$854

Noninterest income, which includes service charges and other fee income, trust income, gain on sale of OREO/ repossessions, and other miscellaneous income, decreased by $75,000 (8.8%) during the first quarter of 2009 compared to the same quarter in 2008. Service charges and other fee income decreased $30,000 (4.2%) during the first quarter of 2009 from the first quarter of 2008 primarily due to decreases in returned check fees and consumer loan late fees partially offset by an increase in ATM network fees. Trust income decreased $18,600 (18.5%) in the first quarter 2009 compared to the same period last year. Trust income is lower due to lower asset values and a higher percentage of investments in fixed income products. Gain on the sale of OREO/repossessions related to the sale of two residential properties in 2008, while in 2009 there was a net loss on the sale of OREO properties.

	(in thousands) First Quarter
Noninterest Expense	2009	2008
Total	$3,771	$3,476

Noninterest expense increased $295,000 (8.5%) in the first quarter of 2009 compared to the same quarter in 2008.

Salaries and employee benefits decreased $29,000 (1.7%) in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in profit sharing expense of $79,000, partially offset by an increase in contracted payroll of $45,000. Profit sharing expense (discretionary bonuses) decreased in the first quarter of 2009 compared to the same period of 2008 due to not accruing profit sharing in the first quarter of 2009 as a result of the financial results of the Corporation. Contracted payroll has increased due to the Bank hiring additional temporary help in the commercial loan workout area.

Net occupancy costs decreased $21,000 (5.8%) in 2009 compared to 2008 due to lower property taxes and lower building maintenance costs.

Equipment expense decreased $10,000 (8.7%) in the first quarter of 2009 compared to the same quarter in 2008 primarily due to lower depreciation expense and lower equipment maintenance costs.

Professional and service fees increased $12,000 (2.3%) compared to 2008 primarily due to higher audit and accounting fees of $17,000, higher OCC fees of $25,000 due to higher rates assessed to the Bank, and higher legal fees of $49,000 relating primarily to nonperforming loans. These fees were partially offset by lower consulting fees of $75,000 related to recruiting fees.

Computer service fees decreased $23,000 (17.7%) in 2009 compared to 2008 due to timing of service contract renewals.

FDIC assessment fees increased $304,000 in the first quarter of 2009 compared to the first quarter of 2008 due to higher FDIC rates. Rates are expected to continue to rise in 2009. In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009 based on deposits at June 30, 2009. The FDIC later indicated that the amount of this special assessment could decrease if certain events occur. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in the federal deposit insurance. The expense will most likely be recognized in the second quarter of 2009 when the proposal is finalized.

Printing and supplies decreased $62,000 (58.5%) in 2009 compared to 2008 due to timing of purchases and printing costs associated with the annual shareholder meeting. Expenses are expected to be higher in the second quarter of 2009.

Director fees decreased $35,000 (59.9%) in the first quarter of 2009 compared to the same quarter of 2008 due to reductions in director compensation implemented in the latter half of 2008 and in 2009.

Loan collection and foreclosed property expense decreased $26,000 (21.0%) in the first quarter compared to 2008 due to lower expenses on foreclosed properties in 2009. These costs are expected to remain high, despite the current quarter decrease, in the near term future.

Net loss on sale of OREO/repossessions of $180,000 is the result of a net loss and a write down on the sale of foreclosed properties in the first quarter of 2009.

Other expenses increased $15,000 (5.6%) in 2009 compared to 2008 primarily due to the Corporation paying higher business insurance premiums partially offset by lower advertising expense. Business insurance premiums are increasing due to the overall instability in the financial markets and the Corporation’s financial performance in 2008 and 2007. Business insurance premiums are expected to continue to increase in 2009, and will be approximately $525,000 for the 2009 year.

	(in thousands) First Quarter
Income Tax Expense	2009	2008
Total	$-	$194

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income as a percentage of the pre-tax loss. The Corporation recorded a federal deferred tax valuation allowance on the tax credit for the loss recognized during the first quarter of 2009 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Capital

The Corporations’ and the Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2009 and December 31, 2008:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
As of March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$30,750,000	9.45%	$26,023,000	8%	$32,529,000	10%
FNBH Bancorp	30,715,000	9.44%	26,023,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,569,000	8.17%	13,011,000	4%	19,517,000	6%
FNBH Bancorp	26,534,000	8.16%	13,011,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,569,000	6.93%	15,335,000	4%	19,169,000	5%
FNBH Bancorp	26,534,000	6.92%	15,335,000	4%	N/A	N/A

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$31,419,000	9.56%	$26,293,000	8%	$32,866,000	10%
FNBH Bancorp	31,365,000	9.54%	26,293,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	27,183,000	8.27%	13,146,000	4%	19,720,000	6%
FNBH Bancorp	27,129,000	8.25%	13,146,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	27,183,000	6.89%	15,774,000	4%	19,717,000	5%
FNBH Bancorp	27,129,000	6.88%	15,774,000	4%	N/A	N/A

The definition of “well capitalized” is a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. A bank is classified as “adequately capitalized” if it has a total risk-based capital of 8.0% or greater, has a Tier 1 risk-based capital ratio of 4.0% or greater and has a leverage ratio of 4.0% or greater. A bank may be reclassified into another category based on supervisory criteria other than the capital calculations alone.

The Corporation and its subsidiary Bank would be classified as adequately capitalized at March 31, 2009 based on the above minimum capital requirements.

The above capital requirements are minimum requirements. Higher capital levels may be required by the regulators if warranted by the particular circumstances or risk profiles of individual institutions. As discussed earlier, on October 16, 2008, the Bank entered into a formal agreement with the OCC. Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. Separate from the agreement, the OCC imposed higher minimum capital requirements on the Bank. As of March 31, 2009, the Bank’s capital ratios are below the imposed minimum requirement. Given our recent losses, asset quality issues, and overall financial condition, it is reasonable to assume that we will need to raise additional capital in the near future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. We may not be able to raise the necessary capital on favorable terms, or at all. The ongoing liquidity crisis and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital. An ability to raise capital on acceptable terms could have a materially adverse effect on our business, financial condition and results of operations. Through the date of filing of this Form 10-Q, the Bank has not been notified of any additional corrective action that may be taken by the OCC as a result.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Due to the Bank’s recent losses, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC. The Corporation suspended, indefinitely, the payment of dividends in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.

At a special meeting of the shareholders held on February 19, 2009, the shareholders of the Corporation approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. The terms and conditions of these securities, when and if issued, including dividend or interest rates, conversion prices, voting rights, redemption prices, maturity dates and similar matters will be determined by the Board of Directors. There were no issued and outstanding shares as of April 30, 2009.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to notes 1c, 1d and 1j of the Notes to Consolidated Financial Statements for additional information included in Form 10-K for the year ended December 31, 2008.

Contractual Obligations
The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $332,000 at March 31, 2009 and December 31, 2008 and $1,982,000 at March 31, 2008. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2009, December 31, 2008 and March 31, 2008, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

Impact of New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008. The adoption of this standard has had no impact on our results of operations or statement of position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 allowed entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We applied the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The application of such was not material to our results of operations or financial position, although it did result in additional disclosures included in Note 7 relating to nonfinancial assets.

In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (OTTI) on an interim and/or annual basis:

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is required to be applied prospectively and retrospective application is not permitted. It will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not adopt this FSP for the quarter ended March 31, 2009. We do not expect this FSP will have a material impact on our financial position or results of operations upon implementation in the second quarter of 2009, although additional disclosures may be required upon adoption.

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. This FSP defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, this FSP requires additional disclosures about investment securities on an interim basis. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. We did not adopt this FSP for the quarter ended March 31, 2009. Due to a previously recognized OTTI charge related to the non-credit component of a non-agency security, a one-time cumulative effect transition adjustment will be recorded in the second quarter of 2009 as a result of the implementation of this FSP. The adjustment of $693,000 will be reclassified from retained earnings to accumulated other comprehensive income and will have no impact on net income or shareholders' equity, although additional disclosures will be required upon adoption.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. The FSP also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We did not adopt this FSP for the quarter ended March 31, 2009. The adoption of this FSP in the second quarter will result in additional disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this FSP. Adoption of this FSP had no impact on our first quarter 2009 or 2008 earnings per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2009, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended March 31, 2009 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan during the quarter ended March 31, 2009 were registered under the Securities Act.

There were no purchases of common stock for the three months ended March 31, 2009 and based on the Bank’s current capital situation it is not reasonable to assume any shares will be repurchased in 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Ronald L. Long —————————————— Ronald L. Long President and Chief Executive Officer /s/ Janice B. Trouba —————————————— Janice B. Trouba Chief Financial Officer

Date: May 12, 2009