Form 10-Q
period 2009-06-30
FNBH BANCORP INC
filed 2009-08-14
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  [X]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes[_]  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [_]  Accelerated filer  [_]   Non-accelerated filer  [_]  Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes  [_]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,138,190 shares of the Corporation’s Common Stock (no par value) were outstanding as of July 31, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008

Assets
Cash and due from banks	$33,111,331	$10,175,999
Short term investments	50,993	11,904,019

Total cash and cash equivalents	33,162,324	22,080,018
Certificates of deposit	4,025,000	4,319,000
Investment securities:
Investment securities available for sale, at fair value	32,573,750	41,520,572
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	33,568,700	42,515,522
Loans held for investment:
Commercial	256,696,244	272,945,793
Consumer	20,116,600	21,711,696
Real estate mortgage	20,264,900	21,159,504

Total loans held for investment	297,077,744	315,816,993
Less allowance for loan losses	(20,698,520)	(14,122,291)

Net loans held for investment	276,379,224	301,694,702
Premises and equipment, net	8,337,103	8,626,526
Other real estate owned, held for sale	2,331,974	2,678,444
Facilities held for sale, net	60,453	-
Deferred taxes, net	198,900	819,557
Accrued interest and other assets	3,447,175	6,048,757

Total assets	$361,510,853	$388,782,526

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$58,380,576	$56,404,701
NOW	45,522,949	35,539,239
Savings and money market	91,557,725	101,422,737
Time deposits	134,340,198	142,286,835
Brokered certificates of deposit	13,531,911	13,873,571

Total deposits	343,333,359	349,527,083
Other borrowings	447,303	8,897,277
Accrued interest, taxes, and other liabilities	2,749,676	2,833,064

Total liabilities	346,530,338	361,257,424
Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares
issued and outstanding at June 30, 2009	-	-
Common stock, no par value. Authorized 7,000,000 shares; 3,138,190 shares issued and outstanding at June 30, 2009 and 3,119,620
shares issued and outstanding at December 31, 2008	6,701,937	6,583,158
Retained earnings	7,630,065	19,643,976
Deferred directors' compensation	885,919	902,333
Accumulated other comprehensive income	(237,406)	395,635

Total shareholders' equity	14,980,515	27,525,102

Total liabilities and shareholders' equity	$361,510,853	$388,782,526

See notes to consolidated financial statements.

FNBH Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Interest and dividend income:
Interest and fees on loans	$4,113,435	$5,628,088	$8,453,826	$11,647,272
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMO's	348,007	268,465	716,305	550,203
Obligations of states and political subdivisions	116,543	165,649	267,478	331,056
Preferred stock	-	42,023	-	58,877
Other securities	6,602	13,738	16,161	25,120
Interest on certificates of deposit	49,187	55,433	100,004	110,031
Interest on short term investments	3,369	71,169	14,256	217,753

Total interest and dividend income	4,637,143	6,244,565	9,568,030	12,940,312

Interest expense:
Interest on deposits	1,262,605	1,904,954	2,590,259	4,408,829
Interest on other borrowings	7,698	109,436	49,974	217,297

Total interest expense	1,270,303	2,014,390	2,640,233	4,626,126

Net interest income	3,366,840	4,230,175	6,927,797	8,314,186

Provision for loan losses	11,696,853	8,211,000	12,896,853	8,899,900

Net interest deficiency after provision for loan losses	(8,330,013)	(3,980,825)	(5,969,056)	(585,714)

Noninterest income:
Service charges and other fee income	845,306	721,613	1,541,018	1,447,672
Trust income	86,096	95,850	167,866	196,197
Gain on available for sale securities	76,504	-	76,504	-
Other	800	6,921	2,118	10,251

Total noninterest income	1,008,706	824,384	1,787,506	1,654,120

Noninterest expense:
Salaries and employee benefits	1,735,612	1,899,627	3,427,351	3,620,753
Net occupancy expense	251,149	265,628	586,968	622,178
Equipment expense	89,179	138,129	196,196	255,388
Professional and service fees	520,274	631,271	1,039,208	1,138,550
Computer service fees	119,160	129,569	225,811	259,106
FDIC assessment fees	464,688	40,234	779,895	51,474
Amortization expense	68,478	72,804	134,497	147,988
Printing and supplies	50,893	53,457	94,905	159,425
Director fees	20,689	68,389	44,042	126,672
Loan collection and foreclosed property expenses	184,882	248,728	283,359	373,453
Net loss on sale of OREO/repossessions	414,533	105,696	594,529	81,514
Other	367,683	306,651	651,081	575,036

Total noninterest expense	4,287,220	3,960,183	8,057,842	7,411,537

Loss before federal income tax expense	(11,608,527)	(7,116,624)	(12,239,392)	(6,343,131)

Federal income tax expense (benefit)	467,486	(2,493,150)	467,486	(2,299,528)

Net loss	$(12,076,013)	$(4,623,474)	$(12,706,878)	$(4,043,603)

Per share statistics:
Basic and Diluted EPS	$(3.82)	$(1.50)	$(4.02)	$(1.31)
Dividends	$-	$0.08	$-	$0.16
Basic average shares outstanding	3,163,491	3,080,377	3,158,804	3,078,217
Diluted average shares outstanding	3,163,491	3,080,377	3,158,804	3,078,217

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2007	$6,141,835	$33,545,396	$859,609	$80,342	$40,627,182
Earned portion of long term incentive plan	112,405				112,405
Issued 536 shares for employee stock purchase plan	6,105				6,105
Issued 799 shares for current directors' fees	9,497				9,497
Issued 712 shares for deferred directors' fees	15,108		(15,108)		-
Directors' deferred compensation (2,911 stock units)			34,432		34,432
Comprehensive income (loss):
Net loss		(4,043,603)			(4,043,603)
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect				(279,982)	(279,982)

Total comprehensive loss					(4,323,585)
Cash dividends ($.16 per share)		(488,180)			(488,180)

Balances at June 30, 2008	$6,284,950	$29,013,613	$878,933	$(199,640)	$35,977,856

Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102
Cumulative effect of change in accounting
principle, adoption of FSP SFAS 115-2 and
SFAS 124-2, net of tax		692,967		(692,967)	-
Earned portion of long term incentive plan	59,056				59,056
Issued 1,394 shares for employee stock purchase plan	3,154				3,154
Issued 16,907 shares for current directors' fees	40,155				40,155
Issued 823 shares for deferred directors' fees	16,414		(16,414)		-
Comprehensive income (loss):
Net loss		(12,706,878)			(12,706,878)
Change in unrealized gain (loss) on investment
securities available for sale				136,430	136,430
Less reclassification adjustment for realized
securities net gain included in net loss				(76,504)	(76,504)

Total comprehensive loss					(12,646,952)

Balances at June 30, 2009	$6,701,937	$7,630,065	$885,919	$(237,406)	$14,980,515

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2009	2008

Cash flows from operating activities:
Net loss	$(12,706,878)	$(4,043,603)
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	12,896,853	8,899,900
Depreciation and amortization	429,371	469,455
Deferred income tax expense	467,486	18,620
Net amortization on investment securities	19,565	10,439
Earned portion of long term incentive plan, net	59,056	112,405
Shares issued for current and variable directors' compensation	40,155	9,497
Shares earned for deferred directors' compensation	-	34,432
(Gain)loss on disposal of equipment	23,544	(4,686)
Gain on sale of available for sale securities	(76,504)	-
Loss on the sale of other real estate owned, held for sale	611,939	82,491
Decrease in accrued interest income and other assets	2,503,281	2,595,946
Decrease in accrued interest, taxes, and other liabilities	(67,388)	(249,862)

Net cash provided by operating activities	4,200,480	7,935,034

Cash flows from investing activities:
Purchases of available for sale securities	-	(4,603,359)
Purchases of held to maturity securities	-	(1,574,840)
Proceeds from sales of available for sale securities	2,352,957	-
Proceeds from maturities and calls of available for sale securities	4,730,000	5,890,000
Proceeds from mortgage-backed securities paydowns-available for sale	2,133,902	328,463
Proceeds from maturities and calls of held to maturity securities	-	1,400,000
Purchases of certificates of deposit	-	(1,373,000)
Maturity of certificates of deposit	294,000	785,000
Net decrease in loans	10,621,837	4,451,191
Proceeds from sale of other real estate owned, held for sale	1,515,319	518,318
Capital expenditures	(125,645)	(92,422)
Proceeds from the sale of equipment	-	15,000

Net cash provided by investing activities	21,522,370	5,744,351

Cash flows from financing activities:
Net decrease in deposits	(6,193,724)	(3,242,925)
Payments on FHLBI note	(383,307)	(354,913)
Proceeds from issuance of short term debt	2,000,000	445,000
Repayment of short term debt	(2,066,667)	-
Maturity of long term debt	(8,000,000)	-
Dividends paid	-	(488,180)
Shares issued for employee stock purchase plan	3,154	6,105

Net cash used in financing activities	(14,640,544)	(3,634,913)

Net increase in cash and cash equivalents	11,082,306	10,044,472
Cash and cash equivalents at beginning of year	22,080,018	29,910,627

Cash and cash equivalents at end of period	$33,162,324	$39,955,099

Supplemental disclosures:
Interest paid	$2,841,721	$5,137,140
Net federal income taxes refunded	(2,119,770)	(559,000)
Loans transferred to other real estate	1,780,788	1,051,473
Loans charged off	6,546,347	3,742,819

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

1.     In the opinion of management of FNBH Bancorp, Inc. (the Corporation), the unaudited consolidated financial statements filed with this Form 10-Q contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Corporation as of June 30, 2009 and consolidated results of operations and cash flows for the six months ended June 30, 2009 and 2008.

2.     The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

5.     Investment Securities. A summary of the amortized cost and approximate fair value of investment securities available for sale at June 30, 2009 and December 31, 2008 follows:

	June 30, 2009				December 31, 2008

	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value

Obligations of state and
political subdivisions	$10,122,625	$146,770	$(107,776)	$10,161,619	$14,639,423	$233,833	$(168,840)	$14,704,416
U.S. Treasury and agency
securities	7,006,980	49,297	(12,349)	7,043,928	9,510,468	182,546	-	9,693,014
Mortgage-backed/CMO
securities	15,632,751	460,837	(778,585)	15,315,003	16,722,434	351,908	-	17,074,342
Preferred stock securities (1)	48,800	11,200	(6,800)	53,200	48,800	-	-	48,800

Total securities	$32,811,156	$668,104	$(905,510)	$32,573,750	$40,921,125	$768,287	$(168,840)	$41,520,572

(1) Represents preferred stock issued by Freddie Mac and Fannie Mae.

In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (“OTTI”) on an interim and/or annual basis:

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is required to be applied prospectively and retrospective application is not permitted. It is effective for interim and annual periods ending after June 15, 2009. The Corporation adopted this FSP effective April 1, 2009.

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. This FSP defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, this FSP requires additional disclosures about investment securities on an interim basis. The FSP is effective for interim and annual periods ending after June 15, 2009. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted.

Through March 31, 2009, the Corporation had previously recognized a cumulative other-than-temporary impairment charge of $1,338,938 on a non-government agency CMO security. Based on management’s intent not to sell this security before recovery and the likelihood that the Corporation will not have to sell the security before recovery of its cost basis, the Corporation adopted FSP No. FAS 115-2 and FAS 124-2 effective April 1, 2009, and reversed $1,049,951 ($692,967 net of tax) of the non credit portion of the cumulative life-to-date OTTI charge. The adoption of the FSP was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income as of April 1, 2009. At June 30, 2009, the unrealized (non credit) loss on the CMO security was determined to be $778,585 using the valuation methodology, inputs and assumptions described more fully below.

At June 30, 2009, there were five municipal securities in a continuous loss position for 12 months or more. The related loss is primarily due to changes in interest rates and conditions within municipal insurance markets, rather than credit concerns. Unrealized losses on these securities at June 30, 2009 have not been recognized in income because management does not intend to sell the securities and it is not more than likely than not that the Corporation will be required to sell the securities before the anticipated recovery of their remaining amortized cost basis. As of December 31, 2008, there were no securities in a continuous loss position for 12 months or more.

Based on management’s review of the securities portfolio for the existence of other-than-temporary impairment, no additional impairment charges were required to be recognized during the six months ended June 30, 2009. Management’s evaluation considered various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. In addition, with respect to the Corporation’s non-government agency CMO security, management regularly completes a cash flow analysis of the CMO with the assistance of a third party vendor. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate. At June 30, 2009, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

The following is a summary of the unrealized losses and fair value of the securities available for sale portfolio at June 30, 2009 by length of time that individual securities in each category have been in a continuous loss position:

			June 30, 2009

	Less than 12 months		12 months or more		Total

	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses

Obligations of state and
political subdivisions	$2,201,287	$(32,065)	$1,309,859	$(75,711)	$3,511,146	$(107,776)
U.S. Treasury and agency
securities	486,449	(12,349)	-	-	486,449	(12,349)
Mortgage-backed/CMO
securities	2,816,299	(778,585)	-	-	2,816,299	(778,585)
Preferred stock securities	26,400	(6,800)	-	-	26,400	(6,800)

Total available for sale	$5,530,435	$(829,799)	$1,309,859	$(75,711)	$6,840,294	$(905,510)

December 31, 2008

	Less than 12 months		12 months or more		Total

	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses

Obligations of state and
political subdivisions	$4,320,554	$(168,840)	$-	$-	$4,320,554	$(168,840)
U.S. Treasury and agency
securities	-	-	-	-	-	-
Mortgage-backed/CMO
securities	-	-	-	-	-	-
Preferred stock securities	-	-	-	-	-	-

Total available for sale	$4,320,554	$(168,840)	$-	$-	$4,320,554	$(168,840)

The amortized cost and approximate fair value of investment securities at June 30, 2009 and December 31, 2008, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009		December 31, 2008

	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Due in one year or less	$496,950	$508,146	$2,054,745	$2,074,256
Due after one year through five years	3,438,754	3,516,816	4,207,023	4,301,499
Due after five years through
ten years	7,391,849	7,448,409	9,303,504	9,469,427
Due after ten years	5,850,852	5,785,376	8,633,419	8,601,048

	17,178,405	17,258,747	24,198,691	24,446,230
Mortgage-backed/CMO securities	15,632,751	15,315,003	16,722,434	17,074,342

Totals	$32,811,156	$32,573,750	$40,921,125	$41,520,572

Investment securities, with an amortized cost of approximately $13,099,000 at June 30, 2009 and $17,871,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at June 30, 2009 and December 31, 2008. The Bank’s investment in FRB stock, which totaled $44,250 at June 30, 2009 and December 31, 2008, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

6.     Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $44,692,000 at June 30, 2009, $38,656,000 at December 31, 2008, and $28,138,000 at June 30, 2008. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

7.     In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. This FSP also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009. In conjunction with the adoption of FSP 157-4 and FSP FAS 115-2 and FAS 124-2 (see Note 5), the Corporation also adopted this FSP effective April 1, 2009 and has included additional required disclosures below.

Fair value is defined as a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Fair value requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows and earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

See Note 5 for additional information on securities available for sale and their fair values.

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

Other real estate owned. Real estate acquired through foreclosure is adjusted to fair value less costs to sell upon transfer of the loan to other real estate owned, usually based on an appraisal of the property. Subsequently, other real estate owned is carried at the lower of carrying value or fair value. A valuation based on a current appraisal or by a broker’s opinion is considered a Level 2 fair value.

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at June 30, 2009

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale	$32,573,750	$-	$29,757,451	$2,816,299

		Fair Value Measurements at December 31, 2008

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale	$41,520,572	$-	$38,747,894	$2,772,678

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009 are as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Fair value of CMO, beginning of period (1)	$2,813,380	$2,772,678
Total gains (losses) realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	172,157	271,366
Purchases, issuances, and other settlements	(169,238)	(227,745)
Transfers into Level 3	-	-

Fair value of CMO, June 30, 2009	$2,816,299	$2,816,299

Total amount of losses for the period included
in earnings attributable to the change in unrealized
losses relating to assets still held at June 30, 2009	$-	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements at June 30, 2009

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$33,606,000	$-	$29,548,375	$4,057,625
Other real estate owned	2,331,974	-	1,949,766	382,208

		Fair Value Measurements at December 31, 2008

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$23,578,000	$-	$23,405,000	$173,000

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

Fair value disclosures require fair-value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair-value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument.

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

Investment securities – Fair values for investment securities are determined as discussed above.

FHLBI and FRB stock – The carrying amounts reported in the consolidated balance sheet for FHLBI and FRB stock reasonably approximate those assets’ fair values.

Loans – For variable-rate loans that reprice frequently, fair values are generally based on carrying values, adjusted for credit risk. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2009		December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$33,162,000	$33,162,000	$22,080,000	$22,080,000
Certificates of deposit	4,025,000	4,025,000	4,319,000	4,319,000
Investment and mortgage-backed securities	32,574,000	32,574,000	41,521,000	41,521,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	276,379,000	276,340,000	301,695,000	306,087,000
Accrued interest income	1,342,000	1,342,000	1,584,000	1,584,000
Financial liabilities:
Deposits:
Demand	$58,381,000	$58,381,000	$56,405,000	$56,405,000
NOW	45,523,000	45,523,000	35,539,000	35,539,000
Savings and money market accounts	91,558,000	91,558,000	101,423,000	101,423,000
Time deposits	134,340,000	135,127,000	142,287,000	144,177,000
Brokered certificates	13,532,000	13,443,000	13,874,000	14,087,000
Other borrowings	447,000	447,000	8,897,000	8,958,000
Accrued interest expense	502,000	502,000	704,000	704,000

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

8.     Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. FSP EITF 03-6-1 was adopted effective January 1, 2009. This FSP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security. All prior period earnings per share data presented is required to be adjusted retrospectively to conform to the provisions of the FSP. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the three and six months ended June 30, 2009 and 2008, the unvested restricted shares of 4,636 and 9,711 for the three and six months ended June 30, 2009 and 2008, were not included in determining both basic and diluted earnings per share for the respective periods.

The following table presents basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008

Weighted average common shares outstanding	3,163,491	3,080,377	3,158,804	3,078,217
Weighted average unvested restricted stock outstanding	-	-	-	-

Weighted average basic and diluted common shares outstanding	3,163,491	3,080,377	3,158,804	3,078,217

Net loss available to common shareholders	$(12,076,013)	$(4,623,474)	$(12,706,878)	$(4,043,603)
Basic and diluted net loss per share	$(3.82)	$(1.50)	$(4.02)	$(1.31)

9.     Under the Long-Term Incentive Plan (the “Plan”), the Corporation had the authority to grant stock options and restricted stock as compensation to key employees. Under the terms of the Plan, such authority expired April 22, 2008. The Corporation did not award any stock options under the Plan. The restricted shares have a five-year vesting period. The awards are recorded at fair value on the grant date and are amortized into salary expense over the vesting period.

A summary of the activity under the Plan for the six months ended June 30, 2009 and 2008 is presented below:

	2009		2008

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1,	8,327	$17.90	5,107	$26.32
Granted	-	-	14,026	12.64
Vested	(3,137)	18.82	(7,997)	13.89
Forfeited	(554)	16.36	(1,425)	16.09

Outstanding at June 30,	4,636	$17.45	9,711	$18.29

The total fair value of stock awards granted during the three and six months periods ended June 30, 2008 was $43,697 and $177,233, respectively. No stock awards have been granted during 2009, as the Corporation's authority to grant awards expired April 22, 2008. The total fair value of the awards vested during the three months ended June 30, 2009 and 2008 was $44,765 and $97,394, respectively. The total fair value of the awards vested during the six months ended June 30, 2009 and 2008 was $59,056 and $111,109, respectively. As of June 30, 2009, there was $80,926 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

10.     Certain amounts included in the 2008 Consolidated Financial Statements have been reclassified to conform to the 2009 presentation.

11.     The Corporation has evaluated subsequent events through August 14, 2009, the filing date of this Form 10-Q. The Corporation has determined that there were no subsequent events that require disclosure.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, acquisitions and integration of acquired businesses. Important factors also include the Corporation's ability to raise additional capital and the nature and scope of any additional enforcement actions that may be taken by the agencies that regulate the Corporation and its subsidiary bank.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the six months ended June 30, 2009 and 2008, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

On October 16, 2008, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. The agreement primarily pertains to actions regarding asset quality and overall administration of the Bank’s credit functions. The Bank has implemented a new loan policy, completed additional evaluations of the loan portfolio (using both internal and external resources) and obtained updated appraisals on the majority of adversely rated credits. The Bank has also obtained a new outside independent loan review service for 2009. The Corporation believes that the Bank has made progress in addressing the issues set forth in the formal agreement; however, to date, the issues have not all been resolved and the Bank remains subject to the terms of that agreement. The Bank has also been advised of additional capital requirements, which the Bank is currently failing to meet. See the “Capital” section of this Management’s Discussion and Analysis for further details.

	(in thousands except per share data)
	Second Quarter		Year-to-Date
Earnings	2009	2008	2009	2008

Net loss	$(12,076)	$(4,623)	$(12,707)	$(4,044)
Basic and diluted net loss per share	$(3.82)	$(1.50)	$(4.02)	$(1.31)

Net loss for the six months ended June 30, 2009 as compared to the same period last year, was negatively affected by a substantially higher loan loss provision, lower interest income on loans due to lower average balances, higher nonaccrual loans and lower yields, higher noninterest expense (primarily due to an industry wide FDIC special assessment fee and higher losses on OREO properties), and recognition of federal income tax expense necessary to adjust realizable deferred tax assets. These unfavorable variances were partially offset by lower interest expense due to lower average deposit balances and lower rates and higher noninterest income.

Net loss for the three months ended June 30, 2009 increased $7,453,000 compared to the same period last year. In the second quarter of 2009, net interest income decreased $863,000, provision for loan losses increased $3,486,000, noninterest expense increased $327,000 and federal income tax credit decreased $2,961,000. Partially offsetting these unfavorable variances was an increase in noninterest income of $184,000.

Net loss for the six months ended June 30, 2009, increased $8,663,000 compared to six months ended June 30, 2008. Net interest income decreased $1,386,000, provision for loan loss increased $3,997,000, noninterest expense increased $646,000 and federal income tax credit decreased $2,767,000. Partially offsetting these unfavorable variances is an increase in noninterest income of $133,000.

	(in thousands)
	Second Quarter		Year-to-Date
Net Interest Income	2009	2008	2009	2008

Interest and dividend income	$4,637	$6,244	$9,568	$12,940
Interest expense	1,270	2,014	2,640	4,626

Net interest income	$3,367	$4,230	$6,928	$8,314

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and six months ended June 30:

INTEREST YIELDS AND COSTS
June 30, 2009 and 2008
(in thousands)

	----------Second Quarter----------
	2009			2008

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$5,151	$3.2	0.25%	$14,194	$70.9	1.98%
Certificates of deposit	4,108	49.2	4.80%	4,602	55.4	4.83%
Securities: Taxable	25,788	354.6	5.50%	21,380	324.2	6.07%
Tax-exempt (1)	11,173	168.0	6.01%	15,830	234.7	5.93%
Commercial loans (2)(3)	263,828	3,517.4	5.27%	299,288	4,875.1	6.44%
Consumer loans (2)(3)	20,641	309.2	6.01%	21,181	395.3	7.51%
Mortgage loans (2)(3)	20,700	302.3	5.84%	23,598	379.1	6.43%

Total earning assets and total interest income	351,389	4,703.9	5.31%	400,073	6,334.7	6.28%

Cash and due from banks	20,027			7,759
All other assets	17,053			19,186
Allowance for loan losses	(13,096)			(10,428)

Total Assets	$375,373			$416,590

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$137,886	167.4	0.49%	$144,056	405.2	1.13%
Time	154,090	1,095.2	2.85%	162,906	1,499.8	3.70%
Short term borrowings	35	0.1	0.78%	332	4.1	4.94%
FHLBI advances	414	7.6	7.29%	8,797	105.3	4.73%

Total interest bearing liabilities and
Total interest expense	292,425	1,270.3	1.74%	316,091	2,014.4	2.56%

Non-interest bearing deposits	53,066			56,282
All other liabilities	2,639			2,875
Shareholders' Equity	27,243			41,342

Total Liabilities and Shareholders' Equity	$375,373			$416,590

Interest spread			3.57%			3.72%

Net interest income-FTE		$3,433.6			$4,320.3

Net interest margin			3.86%			4.26%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, average non-accruing loans of $39,279,000 in 2009 and $20,468,000 in 2008 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $27,000 in 2009 and $61,000 in 2008.

INTEREST YIELDS AND COSTS
June 30, 2009 and 2008
(in thousands)

	----------Year-to-Date----------
	2009			2008

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Interest earning assets:
Short term investments	$9,108	$11.4	0.25%	$16,081	$216.9	2.67%
Certificates of deposit	4,186	100.0	4.82%	4,518	110.0	4.88%
Securities: Taxable	26,106	732.5	5.61%	21,514	634.2	5.90%
Tax-exempt (1)	12,833	385.5	6.01%	15,762	464.9	5.90%
Commercial loans (2)(3)	267,418	7,233.2	5.38%	299,993	10,038.6	6.62%
Consumer loans (2)(3)	21,054	640.9	6.14%	21,238	844.6	8.00%
Mortgage loans (2)(3)	20,840	610.0	5.85%	24,055	807.9	6.72%

Total earning assets and total interest income	361,545	9,713.5	5.35%	403,161	13,117.1	6.45%

Cash and due from banks	13,656			7,927
All other assets	17,760			21,011
Allowance for loan losses	(13,610)			(10,446)

Total Assets	$379,351			$421,653

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$139,169	351.6	0.51%	$148,725	1,042.7	1.41%
Time	154,913	2,238.7	2.91%	164,615	3,366.1	4.11%
Short term borrowings	222	1.8	1.66%	218	5.7	5.20%
FHLBI advances	1,858	48.1	5.15%	8,826	211.6	4.74%

Total interest bearing liabilities and
Total interest expense	296,162	2,640.2	1.80%	322,384	4,626.1	2.88%

Non-interest bearing deposits	53,027			54,923
All other liabilities	2,640			3,094
Shareholders' Equity	27,522			41,252

Total Liabilities and Shareholders' Equity	$379,351			$421,653

Interest spread			3.55%			3.57%

Net interest income-FTE		$7,073.3			$8,491.0

Net interest margin			3.88%			4.15%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any market value adjustments recorded under Statement of Financial Accounting Standards No. 115.
(2)	For purposes of the computation above, average non-accruing loans of $37,834,000 in 2009 and $18,200,000 in 2008 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $55,000 in 2009 and $154,000 in 2008.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $1,631,000 (25.7%) in the second quarter of 2009 compared to the second quarter of 2008. This is due to a decrease in average earning assets of $48,684,000 (12.2%) combined with a decrease in the yield on average earning assets of 97 basis points.

The average balance of short term investments, certificates of deposit and securities decreased $9,786,000 (17.5%) in the second quarter of 2009 as compared with the same period in 2008. Loans, which earn a higher yield than investments, had a decrease in average balances of $38,898,000 (11.3%) combined with a 115 basis point decrease in yield in the second quarter of 2009 compared to the same period last year. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further compress net interest margin in future periods.

For the first half of the year, tax equivalent interest income decreased $3,404,000 (25.9%). Short-term investments, certificates of deposits and securities interest income decreased by $197,000 (13.8%) due to a decrease in average balances of $5,642,000 (9.7%), combined with a decrease in the average yield of 22 basis points. Loan interest income decreased $3,207,000 (27.4%) due to lower average balances of $35,974,000 (10.4%) along with the average yield decreasing 125 basis points.

The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $32,575,000 (10.9%) in the first half of 2009 compared to the first half of 2008. This is primarily due to decreased loan origination activities and charge offs. The decline in interest income from the prior year is due to decreases in the prime rate and higher average balances of nonperforming loans in 2009. The increasing level of nonperforming loans has negatively impacted loan interest income in 2009. Management expects the average balance of nonperforming loans to continue to remain high in 2009, adversely impacting net interest income. Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial balances and yields.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the second quarter of 2009 decreased $642,000 (33.7%) compared to the second quarter of 2008. This was the result of lower cost of funds due to lower interest rates paid on deposits of 76 basis points combined with lower average deposit balances of $14,986,000 (4.9%). Pricing competition in the local market for deposits continues to be a factor in attracting deposits at reasonable costs.

Interest expense on deposits for the first half of 2009 decreased $1,819,000 (41.2%) compared to the first half of 2008. This was a result of a decrease in the average interest rate paid on deposits of 105 basis points along with lower average balances of $19,258,000 (6.1%) in 2009 compared to 2008.

Borrowed funds’ average balance decreased $8,680,000 (95.1%) in the second quarter of 2009 compared to the second quarter of 2008. The Bank repaid an $8,000,000 FHLBI advance in February 2009. As of June 30, 2009, the Bank had a $414,000 loan advance outstanding, included in borrowed funds, which was entered into in 2000 with the FHLBI. Additional FHLBI and Federal Reserve discount borrowings are available to fund future loan growth if needed. As of June 30, 2009, the Corporation has a note outstanding of $33,333 which matured on July 6, 2009. The Corporation made the principal payment of $33,333 plus accrued interest at prime plus 1.50% on July 6, 2009.

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

The Corporation identifies measures and monitors its liquidity profile. The profile is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. A contingency funding plan is also prepared that details the potential erosion of funds in the event of systemic financial market crisis or institution-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $69.8 million at June 30, 2009 or about 19.3% of total assets. This compares to $67.9 million or about 17.5% of total assets at year end 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $54,000,000 at June 30, 2009 and $61,000,000 at December 31, 2008. The Bank has $13.5 million of brokered deposits at June 30, 2009. Due to the Bank’s capital classification as “undercapitalized” at June 30, 2009, these brokered deposits may not be renewed or additional brokered deposits taken without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. The Bank has an $18,000,000 line of credit available at the FHLBI and the Bank has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. As of June 30, 2009, the Bank had $414,000 in borrowings against the line. The Bank has a $27,000,000 line of credit available at the Federal Reserve and the Bank has pledged certain commercial loans as collateral for the available borrowing. At June 30, 2009 the Bank did not have any borrowings against the line. The Bank could also put in place a repurchase agreement which would allow it to borrow from a broker, pledging investment securities as collateral. In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of June 30, 2009:

	(in thousands)
Interest Rate Sensitivity as of June 30, 2009	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total

Assets:
Loans, net	$121,795	$68,424	$86,160	$-	$276,379
Securities	11,487	4,405	3,438	14,239	33,569
Certificates of deposit	393	983	2,649	-	4,025
Short term investments	51	-	-	-	51

Total rate sensitive assets	$133,726	$73,812	$92,247	$14,239	$314,024

Liabilities:
NOW, savings & MMDA	$47,863	$-	$-	$89,218	$137,081
Time deposits	53,455	58,291	36,100	26	147,872
Other borrowings	33	414	-	-	447

Total rate sensitive liabilities	$101,351	$58,705	$36,100	$89,244	$285,400

Rate sensitivity gap and ratios:
Gap for period	$32,375	$15,107	$56,147	$(75,005)
Cumulative gap	32,375	47,482	103,629	28,624

Cumulative rate sensitive ratio	1.32	1.30	1.53	1.10
December 31, 2008 rate sensitive ratio	0.98	0.84	1.40	1.19

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 1.30% asset sensitive as of June 30, 2009.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which means the impact of upward and downward movements of interest rates on interest margin. This modeling indicates that a 100 basis point increase in interest rates would increase net interest income by approximately 1.0% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 1.1% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a decline in interest rates.

Loans

	(in thousands)
	Second Quarter		Year-to-Date
Provision for Loan Losses	2009	2008	2009	2008

Total	$11,697	$8,211	$12,897	$8,900

The Corporation recorded a provision of $11,697,000 in the second quarter of 2009 compared to $8,211,000 in the same period of 2008. The increase in the provision was determined based on a detailed analysis of the loan portfolio to appropriately identify and quantify the credit risk to estimate losses inherent in the portfolio. The evaluation considered identified problem loans, loss experience, and current and future economic factors impacting the portfolio at large to determine the required reserve level.

During the quarter, management performed a detailed review of the portfolio to attempt to ensure that loans are appropriately risk rated and that problem loans are identified. As borrowers’ current financial statements were received and analyzed they revealed weaker operating results, deterioration of debt service coverage and/or decreased liquidity. In addition, updated appraisals received during the quarter indicated continued declines in property values for collateral. Due to these factors, the review resulted in an increase in criticized and non-performing loans. At present, the weak Michigan economy, coupled with historically high unemployment, does not suggest near term signs of relief or stabilization. As a result, management determined that it was prudent to increase the level of reserves through an $11,697,000 loan loss provision during the quarter.

Nonperforming loans at June 30, 2009 increased $6,036,000 to $44,692,000 from the December 31, 2008 balance of $38,656,000, and increased $16,554,000 from the June 30, 2008 balance of $28,138,000. Nonperforming loans as a percentage of total loans were 15.04% at June 30, 2009 compared to 12.24% at December 31, 2008, and 8.30% at June 30, 2008. Net charge offs for the second quarter of 2009 were $4,052,000 compared to $2,629,000 in the second quarter of 2008.

Year to date, the provision is $12,897,000 compared to $8,900,000 in the prior year. At June 30, 2009, the allowance for loan losses as a percent of loans was 6.97% compared to 4.47% at December 31, 2008 and 4.61% at June 30, 2008. For the first half of 2009, the Bank had net charge-offs of $6,337,000 compared to $3,520,000 for 2008.

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

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	June 30, 2009		December 31, 2008

	Balances	Percent	Balances	Percent

Secured by real estate:
Residential first mortgage	$31,427	10.6%	$31,332	9.9%
Residential home equity/other junior liens	19,311	6.5%	20,511	6.5%
1-4 family residential construction loans	8,352	2.8%	12,813	4.1%
Other construction, land development, and
other land loans	21,938	7.4%	29,899	9.5%
Multifamily residential properties	2,503	0.8%	2,637	0.8%
Owner-occupied nonfarm, nonresidential properties	83,032	27.9%	84,463	26.7%
Other nonfarm, nonresidential properties	95,877	32.2%	92,574	29.3%
Commercial	26,024	8.8%	31,628	10.0%
Consumer	6,782	2.3%	7,627	2.4%
Other	2,107	0.7%	2,629	0.8%

Total gross loans	297,353	100.0%	316,113	100.0%

Net unearned fees	(275)		(296)

Total loans	$297,078		$315,817

Loans secured by 1-4 family residential construction and other construction, land development and other land loans decreased a total of $12,422,000 (29.1%) through the second quarter of 2009 from December 31, 2008. This is due primarily to the completion of construction projects, charge offs, and the intentional run-off of such loans to reduce exposure within this segment of the loan portfolio.

The Corporation’s exposure to real estate secured loans continues as the economy and real estate values have continued to deteriorate. If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. Due to current economic conditions and the continued decline in real estate values, the provision for loan losses for the balance of 2009 may continue to be impacted by the Bank’s concentration in real estate secured loans.

Loans also include the reclassification of demand deposit overdrafts, which amounted to $143,000 and $122,000 at June 30, 2009 and December 31, 2008, respectively.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired primarily through foreclosure and is actively managed through the time of disposition to minimize loss. The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
Nonperforming Assets	June 30, 2009	December 31, 2008	June 30, 2008

Nonaccrual Loans	$44,316	$37,096	$28,086
90 days or more past due and still accruing	376	1,560	52

Total nonperforming loans	$44,692	$38,656	$28,138
Other real estate owned	2,332	2,678	1,974

Total nonperforming assets	$47,024	$41,334	$30,112

Nonperforming loans as a percent of total loans	15.04%	12.24%	8.30%
Allowance for loan losses as a percent of
nonperforming loans	46%	37%	56%
Nonperforming assets as a percent of
total loans and other real estate owned	15.71%	12.98%	8.83%

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of:

	(in thousands)
Nonperforming Loans	June 30, 2009		December 31, 2008		June 30, 2008

	Balance	Percent	Balance	Percent	Balance	Percent

Secured by real estate:
Residential first mortgage	$5,017	11.2%	$2,994	7.7%	$2,114	7.5%
Residential home equity/other junior liens	1,188	2.7%	2,486	6.4%	864	3.1%
1-4 family construction loans	6,315	14.1%	8,111	21.0%	8,093	28.8%
Other construction, land development
and other land loans	10,487	23.5%	10,793	27.9%	7,781	27.6%
Multifamily residential properties	765	1.7%	286	0.8%	108	0.4%
Owner-occupied nonfarm, nonresidential
properties	6,630	14.8%	3,559	9.2%	4,757	16.9%
Other nonfarm, nonresidential properties	10,036	22.5%	8,208	21.2%	3,610	12.8%
Commercial	4,177	9.3%	2,197	5.7%	796	2.8%
Consumer	77	0.2%	22	0.1%	15	0.1%

Total nonperforming loans	$44,692	100.0%	$38,656	100.0%	$28,138	100.0%

Loans are placed on a nonaccrual basis when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, the Bank may elect to place the loan in nonaccrual even if the borrower is current. As of June 30, 2009, approximately $20,357,000 million of nonperforming loans are making scheduled payments on their loans. Management continually evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed in nonaccrual. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming assets increased $16,912,000 from the second quarter of 2008 primarily due to deteriorating economic conditions that have impacted customers’ cash flows and lowered collateral values of real estate. Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled approximately $42,140,000 at June 30, 2009, and include specifically identified commercial loans included in non-accrual loans, other than homogenous small commercial, residential and consumer loans, and $1,405,000 of commercial loans separately identified as troubled debt restructurings. Included in impaired loans is $4,225,000 of commercial loans with no specific reserve allocation based on the Statement No. 114 analysis which indicates the loan is adequately collateralized at this time. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a trouble debt restructuring. Impaired loans totaled $26,175,000 at March 31, 2009, $27,867,000 at December 31, 2008, and $34,854,000 at June 30, 2008. Impaired commercial loans had specific reserves calculated in accordance with Statement No. 114 of $8,534,000 at June 30, 2009, $3,175,000 at March 31, 2009, $4,289,000 at December 31, 2008 and $5,641,000 at June 30, 2008.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first six months of 2009 and 2008:

	(in thousands)
Components:	2009	2008

Allowance for loan losses
Balance, beginning of year	$14,122	$10,314
Loans charged off:
Secured by real estate:
Residential first mortgage	687	443
Residential home equity/junior liens	1,117	68
1-4 family residential construction loans	1,009	1,304
Other construction and land development and other land loan	498	794
Multifamily residential properties	62	-
Owner-occupied nonfarm, nonresidential properties	130	250
Other nonfarm, nonresidential properties	2,003	149
Commerical	264	256
Consumer	776	481

Total charge off	6,546	3,745
Recoveries to loans previously charged off:
Secured by real estate:
Residential home equity/junior liens	21	12
1-4 family residential construction loans	71	-
Other nonfarm, nonresidential properties	5	14
Commerical	75	157
Consumer	38	42

Total recoveries	210	225

Net loans charged off	6,336	3,520
Additions to allowance charged to operations	12,913	8,829

Balance, end of quarter	20,699	15,623
Reserve for unfunded credit commitments
Balance, beginning of year	316	739
Additions to reserve charged to operations	(16)	71

Balance, end of quarter	300	810

Total allowance for loan losses and reserve for
unfunded credit commitments	$20,999	$16,433

Ratios:
Net loans charged off (annualized) to average loans outstanding	4.10%	2.04%
Allowance for loan losses to loans outstanding	6.97%	4.61%

Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of the required allowance balance. When all of these factors were considered, management determined that the $12,897,000 provision for the second quarter of 2009 and the $20,999,000 allowance as of June 30, 2009 were appropriate.

	(in thousands)
	Second Quarter		Year-to-Date
Noninterest Income	2009	2008	2009	2008

Total	$1,009	$824	$1,788	$1,654

Noninterest income, which includes service charges and other fee income, trust income, gain on sale of available for sale securities, and other miscellaneous income, increased by $185,000 (22.4%) during the second quarter of 2009 compared to the same quarter in 2008. Service charges and other fee income increased $124,000 (17.1%) during the second quarter of 2009 from the second quarter of 2008 primarily due to higher returned check fees due to the Bank implementing an overdraft protection program, lower deposit service charge reversals, an increase in ATM network fees and service charges on sold mortgages. These favorable variances were partially offset by a decrease in consumer loan late fees and lower check printing fees. Trust income decreased $9,800 (10.2%) in the second quarter 2009 compared to the same period last year. Trust income is lower due to lower asset values and a higher percentage of investments in fixed income products. Gain on available for sale securities of $77,000 resulted from the sale of nine municipal securities in April 2009.

For the six months ended June 30, 2009, noninterest income increased $133,000 (8.1%). Service charges and other fee income increased $93,000 (6.4%) due primarily to higher returned check fees, lower deposit service charge reversals, an increase in ATM network income and service charges on sold mortgages. These favorable variances were offset by lower deposit service charges on business accounts and lower consumer loan late fee income. Trust income decreased $28,000 due to lower asset values and higher percentage of investments in fixed income products as noted above. The $77,000 gain on sale of available for sale securities is the result of the Bank selling nine municipal securities.

	(in thousands)
	Second Quarter		Year-to-Date
Noninterest Expense	2009	2008	2009	2008

Total	$4,287	$3,960	$8,058	$7,412

Noninterest expense increased $327,000 (8.3%) in the second quarter of 2009 compared to the same quarter in 2008.

Salaries and employee benefits decreased $164,000 (8.6%) in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a decrease of $286,000 in wages and employee benefits, partially offset by approximately $70,000 of severance expense recognized in the second quarter of 2009. Wages and employee benefits decreased due to fewer employees in 2009 compared to 2008. These favorable variances were partially offset by an increase in contracted payroll of $54,000. Contracted payroll has increased due to the Bank hiring additional temporary help in the commercial loan workout area.

Net occupancy costs decreased $14,000 (5.5%) in the second quarter of 2009 compared to the second quarter of 2008 due to lower building maintenance and operating costs partially due to the Bank closing one of its retail branches.

Equipment expense decreased $49,000 (35.4%) in the second quarter of 2009 compared to the same quarter in 2008 primarily due to lower depreciation expense and lower equipment maintenance costs.

Professional and service fees decreased $111,000 (17.6%) in the second quarter of 2009 compared to the same quarter in 2008 primarily due to lower audit and accounting fees of $16,000, lower legal fees of $22,000, and lower consulting fees of $94,000. These decreased fees were partially offset by higher OCC fees of $25,000.

Computer service fees decreased $10,000 (8.0%) in the second quarter of 2009 compared to the same quarter in 2008 due to timing of service contract renewals.

FDIC assessment fees increased $424,000 in the second quarter of 2009 compared to the second quarter of 2008 due to higher FDIC rates assessed in 2009 and an industry wide special assessment fee imposed on all insured depository institutions. The Bank recorded approximately $173,000 for the special assessment fee at June 30, 2009 which is to be paid on September 30, 2009.

Director fees decreased $48,000 (69.7%) in the second quarter of 2009 compared to the same quarter of 2008 due to a reduction in the number of directors and reductions in director compensation.

Loan collection and foreclosed property expense decreased $64,000 (25.7%) in the second quarter of 2009 compared to 2008 due to lower expenses on foreclosed properties in 2009. These costs are expected to remain relatively high, despite the current quarter decrease, in the near term future.

Net loss on sale of OREO/repossessions of $415,000 is the result of net losses on sales and valuation write downs on foreclosed properties during the second quarter of 2009. These losses reflect the continued deterioration of real estate values experienced in the Bank’s market area.

Other expenses increased $61,000 (19.9%) in the second quarter 2009 compared to the same quarter in 2008 primarily due to the Corporation paying higher business insurance premiums partially offset by lower advertising expense. Business insurance premiums increased due to the overall instability in the financial markets and the Corporation’s financial performance in 2008 and 2007. Business insurance premiums are expected to continue to increase in 2009.

For the first half of the year noninterest expense increased $646,000 (8.7%) compared to 2008.

Salaries and employee benefits decreased $193,000 (5.3%) in 2009 compared to 2008 primarily due to a decrease of $398,000 in wages and employee benefits, partially offset by approximately $115,000 of severance expense recognized in 2009. Wages and employee benefits decreased due to fewer employees in 2009 compared to 2008. These variances were partially offset by an increase in contracted payroll of $99,000. Contracted payroll has increased due to the Bank hiring additional temporary help in the commercial loan workout area.

Net occupancy costs decreased $35,000 (5.7%) in 2009 compared to 2008 due to lower building maintenance and operating costs partially due to the bank closing one of its retail branches.

Equipment expense decreased $59,000 (23.2%) in 2009 compared to 2008 primarily due to lower depreciation expense and lower equipment maintenance costs.

Professional and service fees decreased $99,000 (8.7%) in 2009 compared 2008 primarily due to lower consulting fees of $168,000. These fees were partially offset by higher OCC fees of $50,000 and higher legal fees of $27,000 relating to nonperforming loans.

Computer service fees decreased $33,000 (12.8%) in 2009 compared to 2008 due to timing of service contract renewals.

FDIC assessment fees increased $728,000 in 2009 compared to 2008 due to higher FDIC rates assessed in 2009 and an industry wide special assessment fee imposed on all insured depository institutions. The Bank recorded approximately $173,000 for the special assessment fee at June 30, 2009 which is to be paid on September 30, 2009. The FDIC indicated that it is probable that an additional special assessment will be necessary in the fourth quarter, although the amount of such a special assessment is uncertain at this time. In addition, due to the Bank’s undercapitalized regulatory classification (see “Capital” section of this Management’s Discussion and Analysis) at June 30, 2009, the FDIC rates to be paid by the Bank in subsequent periods will significantly increase. Based on current rates, management estimates that the FDIC assessment for the remainder of 2009 will be approximately $800,000.

Printing and supplies decreased $65,000 (40.5%) in 2009 compared to 2008 primarily due to the outsourcing of our statement rendering department in 2009, which accounted for a majority of our printing and supplies expense. In addition, the Bank changed its debit card provider in 2009 which further decreased expense.

Director fees decreased $83,000 (65.2%) in 2009 compared to 2008 due to a reduction in the number of directors and reductions in director compensation.

Loan collection and foreclosed property expense decreased $90,000 (24.1%) in 2009 compared to 2008 due to lower expenses on foreclosed properties in 2009. These costs are expected to remain relatively high, despite the current period decrease, in the near term future.

Net loss on sale of OREO/repossessions of $595,000 is the result of net losses on sales and valuation write downs incurred on foreclosed properties during 2009. These losses reflect the continued deterioration of real estate values experienced in the Bank’s market area.

Other expenses increased $76,000 (13.2%) in 2009 compared to 2008 primarily due to the Corporation paying higher business insurance premiums partially offset by lower advertising expense. Business insurance premiums are increasing due to the overall instability in the financial markets and the Corporation’s financial performance in 2008 and 2007. Business insurance premiums are expected to continue to increase in 2009, and will be approximately $525,000 for the 2009 year.

	(in thousands)
	Second Quarter		Year-to-Date
Income Tax Expense	2009	2008	2009	2008

Total	$467	$(2,493)	$467	$(2,300)

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income as a percentage of the pre-tax loss. In the second quarter of 2009, the Corporation recorded $467,000 of federal income tax expense for an additional valuation allowance on previously recorded deferred tax assets. The Corporation recorded a federal deferred tax valuation allowance of $4,243,000 on the tax credit for the loss recognized during the six months ended June 30, 2009 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Capital
The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2009, December 31, 2008, and June 30, 2008:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision

As of June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)
Bank	$19,224,000	6.37%	$24,137,000	8%	$30,171,000	10%
FNBH Bancorp	19,203,000	6.36%	24,137,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	15,240,000	5.05%	12,068,000	4%	18,103,000	6%
FNBH Bancorp	15,219,000	5.04%	12,068,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	15,240,000	4.06%	15,006,000	4%	18,758,000	5%
FNBH Bancorp	15,219,000	4.05%	15,015,000	4%	N/A	N/A

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)
Bank	$31,419,000	9.56%	$26,293,000	8%	$32,866,000	10%
FNBH Bancorp	31,365,000	9.54%	26,293,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	27,183,000	8.27%	13,146,000	4%	19,720,000	6%
FNBH Bancorp	27,129,000	8.25%	13,146,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	27,183,000	6.89%	15,774,000	4%	19,717,000	5%
FNBH Bancorp	27,129,000	6.88%	15,774,000	4%	N/A	N/A

As of June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)
Bank	$41,110,000	11.50%	$28,604,000	8%	$35,755,000	10%
FNBH Bancorp	40,779,000	11.41%	28,604,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	36,493,000	10.21%	14,302,000	4%	21,453,000	6%
FNBH Bancorp	36,162,000	10.11%	14,302,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	36,493,000	8.76%	16,663,000	4%	20,829,000	5%
FNBH Bancorp	36,162,000	8.68%	16,664,000	4%	N/A	N/A

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	-	-	A ratio of tangible equity
to total assets of 2% or less

At June 30, 2009, based on the above minimum capital requirements, the Corporation and its subsidiary Bank are classified as undercapitalized.

The above capital requirements are minimum requirements. Higher capital levels may be required by the regulators if warranted by the particular circumstances or risk profiles of individual institutions. As discussed earlier, on October 16, 2008, the Bank entered into a formal agreement with the OCC. Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. Separate from the agreement, the OCC imposed higher minimum capital requirements on the Bank than those set forth above, and those minimum requirements have not been met. As of June 30, 2009, the Bank’s capital ratios are now significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position through June 30, 2009, it is reasonable to anticipate further regulatory enforcement action by the OCC. See the Risk Factors disclosed in Part II - Item 1A below.

Given our recent losses, asset quality issues, and overall financial condition, management anticipates that the Bank will need to raise additional capital in the near future to provide sufficient capital resources and liquidity to meet our commitments and business needs. Accordingly, management is actively soliciting potential accredited investors and exploring the capital markets with the aid of consultants to determine the sources and most immediate timing for the additional equity believed necessary to recapitalize the Bank to a level appropriate to meet existing and future operating needs. While the Corporation's common stock is traded in the public markets, the size of the institution and other factors are likely to limit our ability to access the capital markets. As such, the Corporation's alternatives for additional capital are somewhat limited. The ongoing liquidity crisis and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise capital on acceptable terms is likely to have a materially adverse effect on our business, financial condition and results of operations.

On February 19, 2009, in anticipation of the need to raise additional capital, the shareholders of the Corporation approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. The terms and conditions of these securities, when and if issued, including dividend or interest rates, conversion process, voting rights, redemption prices, maturity dates and similar matters will be determined by the Board of Directors. There were no issued and outstanding shares of preferred stock through the date of filing of this Form 10-Q.

Additionally, at the annual meeting of shareholders on May 28, 2009, shareholders approved a 2,800,000 increase in the number of authorized shares of common stock.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Due to the Bank’s financial condition, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC. The Corporation suspended, indefinitely, the payment of dividends in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the allowance for loan losses. Refer to Notes 1c, 1d and 1j of the December 31, 2008 Consolidated Financial Statements as included in Form 10-K for additional information on critical accounting policies.

Contractual Obligations
The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $248,000 at June 30, 2009, $332,000 at December 31, 2008 and $1,724,000 at June 30, 2008. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2009, December 31, 2008 and June 30, 2008, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

Impact of New Accounting Standards
In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (“OTTI”) on an interim and/or annual basis:

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is required to be applied prospectively and retrospective application is not permitted. It is effective for interim and annual periods ending after June 15, 2009. The Corporation adopted this FSP effective April 1, 2009 and has included additional disclosures regarding the adoption of this FSP in Note 5.

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. This FSP defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, this FSP requires additional disclosures about investment securities on an interim basis. The FSP is effective for interim and annual periods ending after June 15, 2009. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. The Corporation adopted this FSP effective April 1, 2009. The FSP did not have a material impact of our results of operations or financial position. Related disclosures regarding adoption of the FSP and the impact on our accounting for a non-government CMO security are included in Note 5.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. This FSP also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009. The Corporation adopted this FSP effective April 1, 2009 and has included additional required fair value disclosures in Note 7.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this FSP. Adoption of this FSP had no impact on our first and second quarter 2009 or 2008 earnings per share.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities- an Amendment of FASB Statement No. 133. SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that are required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 was adopted January 1, 2009 and did not have an effect on our disclosures as we had no derivative instruments outstanding during the current year.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standard Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS No. 168 will not impact our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2009, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended June 30, 2009 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The Corporation may not be able to meet federal regulatory requirements regarding the restoration of capital at the Bank.

As of June 30, 2009, the Bank is “undercapitalized” by regulatory capital standards. As a result, the Bank will be required to submit a capital restoration plan to the OCC that is intended to demonstrate how the Bank will improve its capital position such that it meets the minimum capital requirements imposed by the OCC. Federal regulations require such plan to be very specific and to meet other stringent requirements. In addition, as the sole shareholder of the Bank, the Corporation is required to guarantee the Bank’s compliance with such plan until such time that the Bank has been adequately capitalized on average during each of four consecutive calendar quarters. We anticipate that the Corporation’s guarantee will need to be secured by a pledge of the Corporation’s assets.

The Bank’s ability to submit a capital restoration plan that meets the OCC’s requirements and the Bank’s ability to comply with such plan will be very challenging. Although the Corporation is actively pursuing additional investment from potential investors, the Corporation currently does not have any commitment from any investor. As described under “Capital” above, the Corporation’s ability to raise additional capital is significantly restricted by several factors, and there is a meaningful possibility the Corporation will not be successful in raising additional capital and meeting the regulators’ directives. In addition, the Corporation’s management believes the likelihood of a third party acquiring the Corporation or the Bank is relatively low.

If the Bank fails to submit an acceptable capital restoration plan or if the Bank and the Corporation are unable to comply with any plan that is accepted by the OCC, it is likely the OCC would take increasingly severe actions against the Bank which could, in extreme circumstances, lead to a seizure of the Bank’s assets and a liquidation or other closure of the Bank.

The Bank’s capital may not be sufficient to support the risk inherent in its loan portfolio.

The Bank maintains capital as a means of absorbing losses resulting from the Bank’s operations. The recent losses incurred by the Bank have significantly depleted the Bank’s capital, resulting in the Bank being considered “undercapitalized” pursuant to regulatory capital standards. A continuing decline in the collectability of the Bank’s loans, a continuing decline in the value of the collateral supporting those loans, or both, will require the Bank to increase its allowance for loan losses, which would further deplete existing capital. Due to the economic conditions in the areas where the Bank operates, it is reasonable to assume the Bank will continue to incur operating losses. The Bank’s current capital may be insufficient to absorb future operating losses and, unless the Bank is successful in raising additional capital or taking other steps to meaningfully reduce the risk in its loan portfolio, this lack of capital is likely to have a material adverse effect on the Corporation’s business, results of operations, and financial condition and, in extreme circumstances, could result in the insolvency and liquidation of the Bank.

There are other consequences of the Bank’s current financial condition that will present additional challenges to the Bank and could, individually or collectively, result in material adverse effects on the Corporation’s financial condition.

The amount of FDIC deposit insurance premiums required to paid by financial institutions depends in part on the institution’s risk rating and capital position. As a result of the Bank’s current capital position, the assessment rate to be paid by the Bank for FDIC deposit insurance is likely to increase significantly. This rate increase is in addition to any industry-wide rate increases for all insured depository institutions and is in addition to any special assessments imposed by the FDIC. Based on current information, the Corporation estimates the Bank will pay approximately $800,000 in the second half of 2009 for deposit insurance, plus any special, industry-wide assessments that may be imposed by the FDIC. These higher assessment rates charged against the Bank are likely to continue into 2010.

In addition, as a result of the Bank’s failure to meet minimum capital requirements, it is prohibited from accepting, renewing, or rolling over any brokered deposits, and the effective yield on deposits solicited by the Bank cannot be more than 75 basis points over local market yields for comparable size and maturity deposits. While the Bank does not currently anticipate these restrictions presenting an additional challenge due to the Bank’s liquidity position and off-balance sheet borrowing capacity, the restrictions could serve to limit the Bank’s flexibility should conditions deteriorate or in the event of unexpected problems with the Bank’s liquidity position.

Finally, as a result of the Bank’s current failure to meet minimum capital and other regulatory requirements, the Corporation’s management expects federal regulators to take additional enforcement actions against the Bank in the near future. These enforcement actions could include a cease-and-desist order entered against the Bank. Such an order would likely impose additional restrictions on the Bank and require the Bank to take additional corrective measures. Any such additional restrictions and requirements are likely to present additional challenges to the Bank and could limit the Bank’s flexibility in taking actions necessary to restore its capital position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan during the quarter ended June 30, 2009 were registered under the Securities Act.

There were no purchases of common stock by the Corporation for the six months ended June 30, 2009 and, based on the Bank’s current capital situation, it is not reasonable to expect any shares will be repurchased in 2009.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation’s annual meeting of shareholders was held on May 28, 2009. As described in our proxy statement dated April 16, 2009, the following matters were considered at that meeting:

(1)	The shareholders voted on the election of directors.

The following three nominees for the office of director were elected for a term expiring in 2012:

	Votes for	Votes Withheld

Richard F. Hopper	2,163,455	163,303
Ronald L. Long	2,154,848	173,910
T. Gilbert Parker	2,151,129	177,629

Additionally, the following directors continue in office:

Term expiring in 2010:
Randolph E. Rudisill
Barbara Draper

Term expiring in 2011:
R. Michael Yost
Dona Scott Laskey

(2)	The ratification of the selection of BDO Seidman, LLP as the independent auditors for 2009 was approved. Votes for: 2,118,598 Votes Against: 196,931 Votes Abstained: 13,228

(3)	The amendment to the Corporation's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 4,200,000 shares to 7,000,000 shares of common stock was also approved.
Votes for: 1,888,636 Votes Against: 428,070 Votes Abstained: 12,048

Item 6. Exhibits

        The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Separation Agreement and Release of All Claims between First National Bank in Howell and Janice B. Trouba dated June 9, 2009.

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Ronald L. Long —————————————— Ronald L. Long President and Chief Executive Officer

/s/ Mark J. Huber —————————————— Mark J. Huber Chief Financial Officer

Date: August 14, 2009