Form 10-Q
period 2009-09-30
FNBH BANCORP INC
filed 2009-11-16
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,141,066 shares of the Corporation’s Common Stock (no par value) were outstanding as of October 31, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2009	December 31, 2008
Cash and due from banks	$37,203,773	$10,175,999
Short term investments	101,021	11,904,019
Total cash and cash equivalents	37,304,794	22,080,018
Certificates of deposit	3,632,000	4,319,000
Investment securities:
Investment securities available for sale, at fair value	24,606,253	41,520,572
FHLBI and FRB stock, at cost	994,950	994,950
Total investment securities	25,601,203	42,515,522
Loans held for investment:
Commercial	244,906,383	272,945,793
Consumer	19,592,070	21,711,696
Real estate mortgage	19,776,083	21,159,504
Total loans held for investment	284,274,536	315,816,993
Less allowance for loan losses	(19,448,992)	(14,122,291)
Net loans held for investment	264,825,544	301,694,702
Premises and equipment, net	8,206,030	8,626,526
Other real estate owned, held for sale	2,966,411	2,678,444
Facilities held for sale, net	60,453	-
Deferred taxes, net	82,191	819,557
Accrued interest and other assets	3,167,567	6,048,757
Total assets	$345,846,193	$388,782,526

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$53,023,935	$56,404,701
NOW	54,219,688	35,539,239
Savings and money market	85,302,053	101,422,737
Time deposits	125,006,949	142,286,835
Brokered certificates of deposit	11,401,561	13,873,571
Total deposits	328,954,186	349,527,083
Other borrowings	413,970	8,897,277
Accrued interest, taxes, and other liabilities	2,453,336	2,833,064
Total liabilities	331,821,492	361,257,424
Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares
issued and outstanding at September 30, 2009	-	-
Common stock, no par value. Authorized 7,000,000 shares; 3,141,066 shares issued and outstanding at September 30, 2009 and 3,119,620
shares issued and outstanding at December 31, 2008	6,713,370	6,583,158
Retained earnings	6,198,860	19,643,976
Deferred directors' compensation	885,919	902,333
Accumulated other comprehensive income	226,552	395,635
Total shareholders' equity	14,024,701	27,525,102
Total liabilities and shareholders' equity	$345,846,193	$388,782,526

See notes to consolidated financial statements.

FNBH Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$3,939,604	$5,306,132	$12,393,430	$16,953,404
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	257,366	337,353	973,671	887,556
Obligations of states and political subdivisions	97,989	159,416	365,467	490,472
Preferred stock	-	11,850	-	70,727
Other securities	7,703	12,409	23,864	37,529
Interest on certificates of deposit	46,539	56,128	146,543	166,159
Interest on short term investments	141	151,258	14,397	369,011
Total interest and dividend income	4,349,342	6,034,546	13,917,372	18,974,858

Interest expense:
Interest on deposits	1,095,866	1,777,002	3,686,125	6,185,831
Interest on other borrowings	7,712	112,196	57,686	329,493
Total interest expense	1,103,578	1,889,198	3,743,811	6,515,324

Net interest income	3,245,764	4,145,348	10,173,561	12,459,534

Provision for loan losses	1,750,000	1,145,000	14,646,853	10,044,900
Net interest income (deficiency) after provision for loan losses	1,495,764	3,000,348	(4,473,292)	2,414,634

Noninterest income:
Service charges and other fee income	845,391	798,513	2,386,409	2,246,185
Trust income	90,966	93,536	258,832	289,733
Gain (loss) on available for sale securities	15,605	(1,772,497)	92,109	(1,772,497)
Other	2,500	(2,145)	4,618	8,106
Total noninterest income (loss)	954,462	(882,593)	2,741,968	771,527
Noninterest expense:
Salaries and employee benefits	1,591,165	1,697,956	5,018,516	5,318,709
Net occupancy expense	264,991	265,055	851,959	887,233
Equipment expense	93,154	108,603	289,350	363,991
Professional and service fees	532,233	587,320	1,571,441	1,725,870
Computer service fees	112,012	126,666	337,823	385,772
FDIC assessment fees	510,398	217,346	1,290,293	268,820
Amortization expense	66,584	70,631	201,081	218,619
Printing and supplies	44,314	52,094	139,219	211,519
Director fees	14,400	46,592	58,442	173,264
Loan collection and foreclosed property expenses	475,760	292,557	759,119	666,010
Net (gain) loss on sale of OREO/repossessions	(131,662)	66,914	462,867	148,428
Other	308,082	235,298	959,163	810,334
Total noninterest expense	3,881,431	3,767,032	11,939,273	11,178,569

Loss before federal income tax expense	(1,431,205)	(1,649,277)	(13,670,597)	(7,992,408)

Federal income tax expense (benefit)	-	(24,482)	467,486	(2,324,010)

Net loss	$(1,431,205)	$(1,624,795)	$(14,138,083)	$(5,668,398)

Per share statistics:
Basic and Diluted EPS	$(0.45)	$(0.53)	$(4.47)	$(1.84)
Dividends	$-	$-	$-	$0.16
Basic average shares outstanding	3,175,252	3,088,427	3,164,347	3,081,645
Diluted average shares outstanding	3,175,252	3,088,427	3,164,347	3,081,645

See notes to consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2007	$6,141,835	$33,545,396	$859,609	$80,342	$40,627,182
Earned portion of long term incentive plan	125,361				125,361
Issued 918 shares for employee stock purchase plan	8,523				8,523
Issued 1,385 shares for current directors' fees	13,399				13,399
Issued 712 shares for deferred directors' fees	15,108		(15,108)		-
Directors' deferred compensation (4,713 stock units)			46,432		46,432
Comprehensive income (loss):
Net loss		(5,668,398)			(5,668,398)
Change in unrealized gain (loss) on investment
securities available for sale, net of tax effect				(326,929)	(326,929)
Total comprehensive loss					(5,995,327)
Cash dividends ($.16 per share)		(488,180)			(488,180)
Balances at September 30, 2008	$6,304,226	$27,388,818	$890,933	$(246,587)	$34,337,390

Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102
Cumulative effect of change in accounting
principle, adoption of ASC Topic 320, net of tax		692,967		(692,967)	-
Earned portion of long term incentive plan	67,090				67,090
Issued 2,267 shares for employee stock purchase plan	4,149				4,149
Issued 18,910 shares for current directors' fees	42,559				42,559
Issued 823 shares for deferred directors' fees	16,414		(16,414)		-
Comprehensive income (loss):
Net loss		(14,138,083)			(14,138,083)
Change in unrealized gain (loss) on investment
securities available for sale				615,993	615,993
Less reclassification adjustment for realized
securities net gain included in net loss				(92,109)	(92,109)
Total comprehensive loss					(13,614,199)
Balances at September 30, 2009	$6,713,370	$6,198,860	$885,919	$226,552	$14,024,701

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2009	2008
Cash flows from operating activities:
Net loss	$(14,138,083)	$(5,668,398)
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	14,646,853	10,044,900
Depreciation and amortization	639,408	689,714
Deferred income tax expense	467,486	18,620
Net amortization on investment securities	17,509	16,984
Earned portion of long term incentive plan, net	67,090	125,361
Shares issued for current and variable directors' compensation	42,559	13,399
Shares earned for deferred directors' compensation	-	46,432
(Gain) loss on disposal of software	24,190	(3,972)
(Gain) loss on sale of available for sale securities	(92,109)	-
Impairment charge on available for sale securities	-	1,772,497
Loss on the sale of other real estate owned, held for sale	480,733	138,695
Decrease in accrued interest income and other assets	2,715,443	2,002,874
Decrease in accrued interest, taxes, and other liabilities	(363,728)	(421,882)
Net cash provided by operating activities	4,507,351	8,775,224
Cash flows from investing activities:
Purchases of available for sale securities	-	(16,507,770)
Purchases of held to maturity securities	-	(1,574,840)
Proceeds from sales of available for sale securities	4,338,701	-
Proceeds from maturities and calls of available for sale securities	10,230,000	7,890,000
Proceeds from mortgage-backed securities paydowns-available for sale	3,213,983	620,651
Proceeds from maturities and calls of held to maturity securities	-	1,750,000
Purchases of certificates of deposit	-	(1,373,000)
Maturity of certificates of deposit	687,000	785,000
Net decrease in loans	19,031,247	13,394,863
Proceeds from sale of other real estate owned, held for sale	2,406,358	1,741,152
Capital expenditures	(137,809)	(116,938)
Proceeds from the sale of equipment	-	15,000
Net cash provided by investing activities	39,769,480	6,624,118
Cash flows from financing activities:
Net decrease in deposits	(20,572,897)	(10,817,561)
Payments on FHLBI note	(383,307)	(354,913)
Proceeds from issuance of short term debt	2,000,000	1,445,000
Repayment of short term debt	(2,100,000)	(1,000,000)
Maturity of long term debt	(8,000,000)	-
Dividends paid	-	(488,180)
Shares issued for employee stock purchase plan	4,149	8,523
Net cash used in financing activities	(29,052,055)	(11,207,131)
Net increase in cash and cash equivalents	15,224,776	4,192,211
Cash and cash equivalents at beginning of year	22,080,018	29,910,627
Cash and cash equivalents at end of period	$37,304,794	$34,102,838
Supplemental disclosures:
Interest paid	$4,021,194	$7,027,088
Net federal income taxes refunded	(2,119,770)	(559,000)
Loans transferred to other real estate	3,175,058	2,737,727
Loans charged off	9,336,152	5,801,886
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2008 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Management has evaluated subsequent events through November 16, 2009, the filing date of this Form 10-Q. The Corporation has determined that there were no subsequent events that require disclosure, except for the matters disclosed in Note 8 and as described within "Management's Discussion and Analysis of Financial Condition and Results of Operations."

2. Income Taxes
The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

3. Investment Securities.
Investment securities available for sale consist of the following:

	September 30, 2009					December 31, 2008
	Amortized Cost		Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value
Obligations of state and
political subdivisions	$8,148,404		$236,840	$-	$8,385,244	$14,639,423	$233,833	$(168,840)	$14,704,416
U.S. Treasury and agency
securities	1,505,452		34,105	-	1,539,557	9,510,468	182,546	-	9,693,014
Mortgage-backed/CMO
securities	14,560,33	6	587,390	(626,674)	14,521,052	16,722,434	351,908	-	17,074,342
Preferred stock securities (1)	48,800		111,600	-	160,400	48,800	-	-	48,800
Total securities	$24,262,992		$969,935	$(626,674)	$24,606,253	$40,921,125	$768,287	$(168,840)	$41,520,572

(1) Represents preferred stock issued by Freddie Mac and Fannie Mae.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In the second quarter of 2009, the Corporation adopted new guidance impacting ASC Topic 320, Investments – Debt and Equity Instruments, related to the recognition and presentation of other-than-temporary impairments. This new guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before the recovery of its amortized cost basis. If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this new guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities.

Through March 31, 2009, the Corporation had previously recognized a cumulative OTTI charge of $1,338,938 on a non-government agency CMO security. Based on management’s intent not to sell this security before recovery and the likelihood that the Corporation will not have to sell the security before recovery of its cost basis, the Corporation reversed $1,049,951 ($692,967 net of tax) of the non credit portion of the cumulative life to date OTTI charge. The adoption of this ASC was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income as of April 1, 2009. At September 30, 2009, the unrealized (non credit) loss on the CMO security was determined to be $626,674 using the valuation methodology, inputs and assumptions described more fully below.

The CMO security was the only security in a continuous loss position for 12 months or more at September 30, 2009. There were no securities in a continuous loss position for 12 months or more at December 31, 2008.

Management regularly reviews the securities portfolio for the existence of OTTI. Management’s evaluation considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the three and nine months ended September 30, 2009. With respect to the Corporation’s non-government agency CMO security, management regularly completes a cash flow analysis of the CMO with the assistance of a third party vendor. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate. At September 30, 2009, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

The following is a summary of the available for sale portfolio’s gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position:

September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses
Obligations of state and
political subdivisions	$-	$-	$-	$-	$-	$-
U.S. Treasury and agency
securities	-	-	-	-	-	-
Mortgage-backed/CMO
securities	-	-	2,824,468	(626,674)	2,824,468	(626,674)
Preferred stock securities	-	-	-	-	-	-
Total available for sale	$-	$-	$2,824,468	$(626,674)	$2,824,468	$(626,674)

December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses
Obligations of state and
political subdivisions	$4,320,554	$(168,840)	$-	$-	$4,320,554	$(168,840)
U.S. Treasury and agency
securities	-	-	-	-	-	-
Mortgage-backed/CMO
securities	-	-	-	-	-	-
Preferred stock securities	-	-	-	-	-	-
Total available for sale	$4,320,554	$(168,840)	$-	$-	$4,320,554	$(168,840)

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at September 30, 2009 and December 31, 2008. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$396,100	$403,407	$2,054,745	$2,074,256
Due after one year through five years	1,722,032	1,781,594	4,207,023	4,301,499
Due after five years through
ten years	1,734,717	1,804,257	9,303,504	9,469,427
Due after ten years	5,849,807	6,095,943	8,633,419	8,601,048
	9,702,656	10,085,201	24,198,691	24,446,230
Mortgage-backed/CMO securities	14,560,336	14,521,052	16,722,434	17,074,342
Totals	$24,262,992	$24,606,253	$40,921,125	$41,520,572

Investment securities, with an amortized cost of approximately $12,707,000 at September 30, 2009 and $17,871,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at September 30, 2009 and December 31, 2008. The Bank’s investment in FRB stock, which totaled $44,250 at September 30, 2009 and December 31, 2008, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors. Loans on non-accrual status and those past due more than 90 days amounted to $45,958,000 at September 30, 2009, $38,656,000 at December 31, 2008, and $31,138,000 at September 30, 2008. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

5. Fair Value Measurements
In April 2009, the FASB issued a new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair vale. This guidance requires increased disclosures and is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Corporation adopted this guidance effective April 1, 2009.

In April 2009, the FASB also issued new guidance impacting ASC Topic 825, Financial Instruments, related to interim disclosures about fair value of financial instruments. This guidance requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. It also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. The Corporation adopted this guidance effective April 1, 2009 and has included additional required disclosures below.

The three levels of inputs that may be used to measure fair value are as follows:

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

See Note 3 for additional information on securities available for sale and their fair values.

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale	$24,606,253	$-	$21,781,785	$2,824,468

		Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale	$41,520,572	$-	$38,747,894	$2,772,678

Assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2009 are as follows:

	Three months ended September 30, 2009 Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Nine months ended September 30, 2009 Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fair value of CMO, beginning of period(1)	$2,816,299	$2,772,678
Total gains (losses) realized/unrealized:
Included in earnings	-	-
Included in other comprehensive income	151,911	423,277
Purchases, issuances, and other settlements	(143,742)	(371,487)
Transfers into Level 3	-	-
Fair value of CMO, September 30, 2009	$2,824,468	$2,824,468

Total amount of losses for the period included
in earnings attributable to the change in unrealized
losses relating to assets still held at September 30, 2009	$-	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$5,404,000	$-	$30,447,000	$4,957,000
Other real estate owned	2,966,411	-	2,584,203	382,208

		Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$23,578,000	$-	$23,405,000	$173,000

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

Loans– For variable-rate loans that reprice frequently, fair values are generally based on carrying values, adjusted for credit risk. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$37,305,000	$37,305,000	$22,080,000	$22,080,000
Certificates of deposit	3,632,000	3,632,000	4,319,000	4,319,000
Investments and mortgage-backed securities	24,606,000	25,173,000	41,521,000	41,521,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	264,826,000	264,643,000	301,695,000	306,087,000
Accrued interest income	1,177,000	1,177,000	1,584,000	1,584,000
Financial liabilities:
Deposits:
Demand	$53,024,000	$53,024,000	$56,405,000	$56,405,000
NOW	54,220,000	54,215,000	35,539,000	35,539,000
Savings and money market accounts	85,302,000	85,312,000	101,423,000	101,423,000
Time deposits	125,007,000	125,768,000	142,287,000	144,177,000
Brokered certificates	11,402,000	10,975,000	13,874,000	14,087,000
Other borrowings	414,000	430,000	8,897,000	8,958,000
Accrued interest expense	426,000	426,000	704,000	704,000

Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’liquidation values.

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

6. Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security. All prior period earnings per share data presented is required to be adjusted retrospectively. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the three and nine months ended September 30, 2009 and 2008, the unvested restricted shares of 4,231 and 9,020 for the three and nine months ended September 30, 2009 and 2008, were not included in determining both basic and diluted earnings per share for the respective periods.

The following table presents basic and diluted earnings per share:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Weighted average common shares outstanding	3,175,252	3,088,427	3,164,347	3,081,645
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted common shares outstanding	3,175,252	3,088,427	3,164,347	3,081,645

Net loss available to common shareholders	$(1,431,205)	$(1,624,795)	$(14,138,083)	$(5,668,398)
Basic and diluted net loss per share	$(0.45)	$(0.53)	$(4.47)	$(1.84)

7. Under the Long-Term Incentive Plan (the “Plan”), the Corporation had the authority to grant stock options and restricted stock as compensation to key employees. Such authority expired April 22, 2008. The Corporation did not award any stock options under the Plan. The restricted shares have a five-year vesting period. The awards are recorded at fair value on the grant date and are amortized into salary expense over the vesting period.

A summary of the activity under the Plan for the nine months ended September 30, 2009 and 2008 is presented below:

	2009		2008
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	8,327	$17.90	5,107	$26.32
Granted	-	-	14,026	12.64
Vested	(3,542)	18.94	(8,688)	14.43
Forfeited	(554)	16.36	(1,425)	16.09
Outstanding at September 30,	4,231	$17.23	9,020	$18.11

The total fair value of stock awards granted during the nine months ended September 30, 2008 was $177,233. No stock awards have been granted during 2009, as the Corporation’s authority to grant awards expired April 22, 2008. The total fair value of the awards vested during the three months ended September 30, 2009 and 2008 was $8,034 and $12,956, respectively. The total fair value of the awards vested during the nine months ended September 30, 2009 and 2008 was $67,090 and $125,361, respectively. As of September 30, 2009, there was $72,900 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

8. Subsequent Event
On November 6, 2009, President Obama signed into law H.R. 3548: Worker, Home Ownership and Business Assistance Act of 2009. This legislation extends the Net Operating Loss (NOL) carryback period for federal income tax from two years to five for either 2008 or 2009 NOLs. In year five, the NOL carryback would be limited to 50 percent of a company’s taxable income. There would be no limit on the NOL carryback in years one, two, three and four.

As a result of this legislation, the Corporation expects to carryback its 2009 net operating loss resulting in an approximate refund of $1.3 million of taxes paid in prior years. In addition, the carryback is expected to provide a partial reduction in our existing income tax valuation allowance and a corresponding income tax benefit during the fourth quarter of 2009, which also serves to increase capital by a like amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, acquisitions and integration of acquired businesses. Important factors also include the Corporation’s ability to raise additional capital and the nature and scope of any additional enforcement actions that may be taken by the agencies that regulate the Corporation and its subsidiary bank.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the nine months ended September 30, 2009 and 2008, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

On October 16, 2008, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). Pursuant to the agreement, the Bank has agreed to take certain actions intended to address various issues that have impacted the Bank’s financial condition and performance. On September 24, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented to issuance of a Consent Order (the “Order”) by the OCC. The order, which supersedes, in its entirety, the formal agreement, requires the Bank and/or its board of directors to take certain actions, including adopting and implementing a three-year strategic plan for the Bank, achieving and maintaining total capital equal to 11% of risk-weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets, developing and implementing various written plans designed to improve the loan portfolio management, and taking certain steps to manage risks associated with commercial real estate and construction and development lending. The Bank has already acted on many of the requirements of the Order and has developed a comprehensive plan to address all of the requirements of the Order and to otherwise take steps designed to improve the financial condition of the Bank.

The foregoing description is only a summary of the material terms of the Order and is qualified in its entirety by reference to the Order. The OCC has made a copy of the Order available on their website at www.occ.gov. The contents of the OCC website are not incorporated by reference into this filing. See the “Capital” section of this Management’s Discussion and Analysis for further details.

	(in thousands except per share data)
Earnings	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net loss	$(1,431)	$(1,625)	$(14,138)	$(5,668)
Basic and diluted net loss per share	$(0.45)	$(0.53)	$(4.47)	$(1.84)

Net loss for the nine months ended September 30, 2009 as compared to the same period last year, was negatively affected by a substantially higher loan loss provision, lower interest income on loans due to lower average balances, higher nonaccrual loans and lower yields, higher noninterest expense (primarily due to an increase in FDIC assessment expense and increased write downs on OREO properties), and recognition of federal income tax expense necessary to adjust realizable deferred tax assets. These unfavorable variances were partially offset by lower interest expense due to lower average deposit balances and lower rates and higher noninterest income.

Net loss for the three months ended September 30, 2009 decreased $194,000 compared to the same period last year. In the third quarter of 2009, net interest income decreased $900,000, provision for loan losses increased $605,000, and noninterest expense increased $114,000. Partially offsetting these unfavorable variances was an increase in noninterest income of $1,837,000.

Net loss for the nine months ended September 30, 2009, increased $8,470,000 compared to nine months ended September 30, 2008. Net interest income decreased $2,286,000, provision for loan loss increased $4,602,000, noninterest expense increased $761,000 and federal income tax credit decreased $2,791,000. Partially offsetting these unfavorable variances was an increase in noninterest income of $1,970,000.

	(in thousands)
Net Interest Income	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Interest and dividend income	$4,349	$6,034	$13,917	$18,975
Interest expense	1,103	1,889	3,744	6,515
Net interest income	$3,246	$4,145	$10,173	$12,460

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and nine months ended September 30:

INTEREST YIELDS AND COSTS
September 30, 2009 and 2008
(in thousands)

	----------Third Quarter ----------
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$94	$-	0.11%	$31,533	$150.7	1.87%
Certificates of deposit	3,857	46.5	4.79%	4,613	56.1	4.83%
Securities: Taxable	18,928	265.1	5.60%	26,693	361.6	5.42%
Tax-exempt (1)	9,516	142.5	5.99%	15,284	227.5	5.95%
Commercial loans (2)(3)	251,879	3,383.8	5.26%	289,597	4,567.7	6.17%
Consumer loans (2)(3)	19,854	295.4	5.90%	22,095	403.2	7.26%
Mortgage loans (2)(3)	20,117	273.3	5.43%	22,025	352.6	6.40%
Total earning assets and total interest income	324,245	4,406.6	5.34%	411,840	6,119.4	5.84%
Cash and due from banks	49,587			8,348
All other assets	14,089			20,385
Allowance for loan losses	(20,831)			(15,986)
Total Assets	$367,090			$424,587
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$143,945	185.4	0.51%	$153,594	425.8	1.10%
Time	145,538	910.5	2.48%	165,822	1,351.2	3.24%
Short term borrowings	2	-	-	456	5.8	4.94%
FHLBI advances	414	7.7	7.29%	8,797	106.4	4.73%
Total interest bearing liabilities and
Total interest expense	289,899	1,103.6	1.51%	328,669	1,889.2	2.28%
Non-interest bearing deposits	59,305			56,776
All other liabilities	2,704			3,013
Shareholders' Equity	15,182			36,129
Total Liabilities and Shareholders' Equity	$367,090			$424,587
Interest spread			3.83%			3.56%
Net interest income-FTE		$3,303.0			$4,230.2
Net interest margin			3.99%			4.02%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $44,686,000 in 2009 and $29,095,000 in 2008 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $22,000 in 2009 and $50,000 in 2008.

INTEREST YIELDS AND COSTS
September 30, 2009 and 2008
(in thousands)

	----------Year-to-Date----------
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$6,071	$11.4	0.25%	$21,269	$367.6	2.27%
Certificates of deposit	4,075	146.5	4.81%	4,550	166.1	4.86%
Securities: Taxable	23,687	997.5	5.62%	23,253	995.8	5.71%
Tax-exempt (1)	11,716	527.9	6.01%	15,602	692.0	5.91%
Commercial loans (2)(3)	262,181	10,617.1	5.34%	296,503	14,606.7	6.47%
Consumer loans (2)(3)	20,649	936.3	6.06%	21,525	1,247.8	7.74%
Mortgage loans (2)(3)	20,596	883.3	5.72%	23,373	1,160.5	6.62%
Total earning assets and total interest income	348,975	14,120.0	5.35%	406,075	19,236.5	6.25%
Cash and due from banks	25,765			8,068
All other assets	16,523			20,801
Allowance for loan losses	(16,044)			(12,306)
Total Assets	$375,219			$422,638

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW, savings & MMDA	$140,778	537.0	0.51%	$150,360	1,468.5	1.30%
Time	151,754	3,149.1	2.77%	165,020	4,717.3	3.82%
Short term borrowings	148	1.9	1.66%	297	11.5	5.06%
FHLBI advances	1,371	55.8	5.37%	8,817	318.0	4.74%
Total interest bearing liabilities and
Total interest expense	294,051	3,743.8	1.70%	324,494	6,515.3	2.68%
Non-interest bearing deposits	55,143			55,545
All other liabilities	2,661			3,067
Shareholders' Equity	23,364			39,532
Total Liabilities and Shareholders' Equity	$375,219			$422,638
Interest spread			3.65%			3.57%
Net interest income-FTE		$10,376.2			$12,721.2
Net interest margin			3.92%			4.10%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $40,118,000 in 2009 and $21,831,000 in 2008 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $77,000 in 2009 and $204,000 in 2008.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $1,713,000 (28.0%) in the third quarter of 2009 compared to the third quarter of 2008. This is due to a decrease in average earning assets of $87,595,000 (21.3%) combined with a decrease in the yield on average earning assets of 50 basis points.

The average balance of short term investments, certificates of deposit and securities decreased $45,728,000 (58.5%) in the third quarter of 2009 as compared with the same period in 2008. Fluctuations in average short term investments and average cash and due from banks balances in the third quarter of 2009 from the same period in 2008 relate to the Bank’s use of a noninterest bearing correspondent account for excess cash deposits during 2009 rather than federal funds sold positions in 2008, primarily to obtain more competitive pricing on correspondent account services and full FDIC insurance on all its available cash balances. Loans, which earn a higher yield than investments, had a decrease in average balances of $41,867,000 (12.5%) combined with a 95 basis point decrease in yield in the third quarter of 2009 compared to the same period last year. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further compress net interest margin in future periods.

For the first nine months of the year, tax equivalent interest income decreased $5,117,000 (26.6%). Short-term investments, certificates of deposits and securities interest income decreased by $538,000 (24.2%) due to a decrease in average balances of $19,125,000 (29.6%), which was partially offset by an increase in the average yield of 36 basis points. Loan interest income decreased $4,578,000 (26.9%) due to lower average balances of $37,975,000 (11.1%) along with the average yield decreasing 115 basis points.

The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $34,322,000 (11.6%) in the first nine months of 2009 compared to the first nine months of 2008. This is primarily due to decreased loan origination activities and charge offs. The decline in interest income from the prior year is due to decreases in the prime rate and higher average balances of nonperforming loans in 2009. The increasing level of nonperforming loans has negatively impacted loan interest income in 2009. Management expects the average balance of nonperforming loans to continue to remain high in 2009, adversely impacting net interest income. Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial balances and yields.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the third quarter of 2009 decreased $681,000 (38.3%) compared to the third quarter of 2008. This was the result of lower cost of funds due to lower interest rates paid on deposits of 71 basis points combined with lower average deposit balances of $29,933,000 (9.4%). Pricing competition in the local market for deposits continues to be a factor in attracting deposits at reasonable costs.

Interest expense on deposits for the first nine months of 2009 decreased $2,500,000 (40.4%) compared to the first nine months of 2008. This was a result of a decrease in the average interest rate paid on deposits of 94 basis points along with lower average balances of $22,848,000 (7.2%) in 2009 compared to 2008.

Borrowed funds’ average balance decreased $8,837,000 (95.5%) in the third quarter of 2009 compared to the third quarter of 2008. The Bank repaid an $8,000,000 FHLBI advance in February 2009. As of September 30, 2009, the Bank had a $414,000 loan advance outstanding, included in borrowed funds, which was entered into in 2000 with the FHLBI. Additional FHLBI and Federal Reserve discount borrowings are available to fund future loan growth if needed.

Liquidity
Liquidity risk is the risk of the Corporation being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation relies primarily on a large, stable core deposit base to manage liquidity risk. Additionally, the Corporation has access to certain wholesale funding sources (as discussed below) to manage unexpected liquidity needs.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $65.5 million at September 30, 2009 or about 19.0% of total assets. This compares to $67.9 million or about 17.5% of total assets at year end 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $48,000,000 at September 30, 2009 and $61,000,000 at December 31, 2008. The Bank has $11.4 million of brokered deposits at September 30, 2009. Due to the Bank’s capital classification as “undercapitalized” at September 30, 2009, these brokered deposits may not be renewed or additional brokered deposits taken without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. The Bank has an $11,000,000 line of credit available at the FHLBI for which the Bank has pledged certain commercial and consumer loans secured by residential real estate. As of September 30, 2009, the Bank had $414,000 in borrowings against the line. The Bank also has a $27,000,000 line of credit available at the Federal Reserve and the Bank has pledged certain commercial loans as collateral for the available borrowing. At September 30, 2009 the Bank did not have any borrowings against the line. The Federal Reserve announced new collateral margins for the discount window lending effective October 19, 2009. These changes resulted in reducing the Bank’s line of credit to $16,000,000. The Bank could also satisfy unexpected liquidity needs through repurchase agreements which would allow it to borrow from a broker, pledging investment securities as collateral. In the event the Bank must borrow for an extended period, management may look to “available for sale” securities in the investment portfolio for liquidity.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of September 30, 2009:

	(in thousands)
Interest Rate Sensitivity as of September 30, 2009	0-3 Months	4-12 Months	1-5 Years	5+ Years	Total
Assets:
Loans, net	$113,382	$59,725	$91,719	$-	$264,826
Securities	11,762	4,036	1,722	8,081	25,601
Certificates of deposit	296	1,276	2,060	-	3,632
Short term investments	101	-	-	-	101
Total rate sensitive assets	$125,541	$65,037	$95,501	$8,081	$294,160
Liabilities:
NOW, savings & MMDA	$42,983	$-	$-	$96,539	$139,522
Time deposits	26,477	66,476	43,430	26	136,409
Other borrowings	-	414	-	-	414
Total rate sensitive liabilities	$69,460	$66,890	$43,430	$96,565	$276,345
Rate sensitivity gap and ratios:
Gap for period	$56,081	$(1,853)	$52,071	$(88,484)
Cumulative gap	56,081	54,228	106,299	17,815

Cumulative rate sensitive ratio	1.81	1.40	1.59	1.06
December 31, 2008 rate sensitive ratio	0.98	0.84	1.40	1.19

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 1.40% asset sensitive as of September 30, 2009.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which means the impact of upward and downward movements of interest rates on interest margin. This modeling indicates that a 100 basis point increase in interest rates would increase net interest income by approximately .93% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately .55% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans	(in thousands)
	Third Quarter		Year-to-Date
Provision for Loan Losses	2009	2008	2009	2008
Total	$1,750	$1,145	$14,647	$10,045

The Corporation recorded a provision of $1,750,000 in the third quarter of 2009 compared to $1,145,000 in the same period of 2008. The increase in the provision in this quarter as well as last, was in recognition of increased risk and problem loan levels brought on by weak economic conditions and declining collateral values. Each quarter management performs a detailed analysis of the loan portfolio to appropriately identify and quantify the credit risk to estimate losses inherent in the portfolio. The evaluation considered identified problem loans, loss experience, current and future economic factors and other risk considerations impacting the portfolio at large to determine the required reserve level.

Management has enhanced its portfolio management practices to address the portfolio challenges. Given the significant portion of loans that are secured by real estate, our portfolio has been directly impacted by the economic downturn and deterioration of real estate values, Quarterly, management performs a detailed review of the portfolio to insure that loans are appropriately risk rated and collateral is realistically valued. We have also expanded the number of credits for which we have obtained updated appraisals and valuations. During the last two quarters, as borrowers’ current financial statements were received and analyzed they revealed weaker operating results, deterioration of debt service coverage and/or decreased liquidity. In addition, updated appraisals received during the quarter indicated continued declines in property values for collateral on our impaired loans. At present, the weak Michigan economy, coupled with historically high unemployment, does not suggest near term signs of relief or stabilization. Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves well above normal levels. At quarter end, management’s analysis determined that a reserve of $19,449,000 was required. The provision required during the quarter to bring the allowance to that level was $1,750,000.

Nonperforming loans at September 30, 2009 increased $7,302,000 to $45,958,000 from the December 31, 2008 balance of $38,656,000, and increased $14,820,000 from the September 30, 2008 balance of $31,138,000. Nonperforming loans as a percentage of total loans were 16.17% at September 30, 2009 compared to 12.24% at December 31, 2008, and 9.55% at September 30, 2008. Net charge offs for the third quarter of 2009 were $3,000,000 compared to $2,282,000 in the third quarter of 2008.

Year to date, the provision is $14,647,000 compared to $10,045,000 in the prior year. At September 30, 2009, the allowance for loan losses as a percent of loans was 6.84% compared to 6.97% as of June 30, 2009, 4.47% at December 31, 2008 and 4.50% at September 30, 2008. For the first nine months of 2009, the Bank had net charge-offs of $9,336,000 compared to $5,802,000 for 2008.

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

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	September 30, 2009		December 31, 2008
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$30,633	10.8%	$31,332	9.9%
Residential home equity/other junior liens	18,550	6.5%	20,511	6.5%
1-4 family residential construction loans	6,296	2.2%	12,813	4.1%
Other construction, land development, and
other land loans	22,678	8.0%	29,899	9.5%
Multifamily residential properties	2,669	0.9%	2,637	0.8%
Owner-occupied nonfarm, nonresidential properties	69,784	24.5%	84,463	26.7%
Other nonfarm, nonresidential properties	103,686	36.4%	92,574	29.3%
Commercial	22,070	7.8%	31,628	10.0%
Consumer	6,257	2.2%	7,627	2.4%
Other	1,912	0.7%	2,629	0.8%
Total gross loans	284,535	100.0%	316,113	100.0%
Net unearned fees	(260)		(296)
Total loans	$284,275		$315,817

Loans secured by 1-4 family residential construction and other construction, land development and other land loans decreased a total of $13,738,000 (32.2%) through the third quarter of 2009 from December 31, 2008. This is due primarily to the completion of construction projects, charge offs, and the intentional run-off of such loans to reduce exposure within this segment of the loan portfolio.

The Corporation’s exposure to real estate secured loans continues as the economy and real estate values have continued to deteriorate. If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. Due to the uncertainty of future current economic conditions and the continued decline in real estate values, the provision for loan losses for the balance of 2009 may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

Loans also include the reclassification of demand deposit overdrafts, which amounted to $152,000 and $122,000 at September 30, 2009 and December 31, 2008, respectively.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired primarily through foreclosure and is actively managed through the time of disposition to minimize loss. Based on the existing level of problem loans, we anticipate that other real estate owned may increase in the near term as the Bank manages through the problem loan portfolio and borrowers continue to face financial difficulties and tight credit markets. The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
Nonperforming Assets	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual Loans	$45,528	$37,096	$30,337
90 days or more past due and still accruing	430	1,560	801
Total nonperforming loans	$45,958	$38,656	$31,138
Other real estate owned	2,966	2,678	2,381
Total nonperforming assets	$48,924	$41,334	$33,519

Nonperforming loans as a percent of total loans	16.17%	12.24%	9.55%
Allowance for loan losses as a percent of
nonperforming loans	42%	37%	47%
Nonperforming assets as a percent of total
total loans and other real estate owned	17.03%	12.98%	10.21%

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of:

	(in thousands)
Nonperforming Loans	September 30, 2009		December 31, 2008		September 30, 2008
	Balance	Percent	Balance	Percent	Balance	Percent
Secured by real estate:
Residential first mortgage	$4,849	10.6%	$2,994	7.7%	$2,043	6.6%
Residential home equity/other junior liens	1,060	2.3%	2,486	6.4%	2,124	6.8%
1-4 family construction loans	5,201	11.3%	8,111	21.0%	9,740	31.3%
Other construction, land development
and other land loans	10,264	22.3%	10,793	27.9%	7,137	22.9%
Multifamily residential properties	1,102	2.4%	286	0.8%	286	0.9%
Owner-occupied nonfarm, nonresidential
properties	8,009	17.4%	3,559	9.2%	4,731	15.2%
Other nonfarm, nonresidential properties	12,246	26.6%	8,208	21.2%	3,409	10.9%
Commercial	3,156	6.9%	2,197	5.7%	1,620	5.2%
Consumer	71	0.2%	22	0.1%	48	0.2%
Total nonperforming loans	$45,958	100.0%	$38,656	100.0%	$31,138	100.0%

Management continually evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed in nonaccrual. In addition, loans are placed on a nonaccrual basis when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan in nonaccrual even if the borrower is current. As of September 30, 2009, approximately $18,524,000 (40.3%) of nonperforming loans are making scheduled payments on their loans. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming assets increased $15,405,000 from the third quarter of 2008 primarily due to deteriorating economic conditions that have impacted customers’ cash flows and lowered collateral values of real estate. Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Impaired loans totaled approximately $43,011,000 at September 30, 2009, and include specifically identified commercial loans included in non-accrual loans, other than homogenous small commercial, residential and consumer loans, and $14,190,000 of commercial loans identified as troubled debt restructurings. Included in impaired loans is $10,148,000 of commercial loans with no specific reserve allocation which indicates the loan is well collateralized at this time. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a trouble debt restructuring. Impaired loans totaled $42,140,000 at June 30, 2009, $27,867,000 at December 31, 2008, and $29,540,000 at September 30, 2008. Impaired commercial loans had specific reserves of $7,607,000 at September 30, 2009, $8,534,000 at June 30, 2009, $4,289,000 at December 31, 2008 and $4,781,000 at September 30, 2008.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first nine months of 2009 and 2008:

	(in thousands)
Components:	2009	2008
Allowance for loan losses
Balance, beginning of year	$14,122	$10,314
Loans charged off:
Secured by real estate:
Residential first mortgage	972	667
Residential home equity/junior liens	1,152	110
1-4 family residential construction loans	1,509	2,041
Other construction and land development and other land loan	1,348	1,651
Multifamily residential properties	62	100
Owner-occupied nonfarm, nonresidential properties	206	391
Other nonfarm, nonresidential properties	2,643	149
Commerical	1,409	933
Consumer	362	332
Total charge offs	9,663	6,374
Recoveries to loans previously charged off:
Secured by real estate:
Residential first mortgage	1	14
Residential home equity/junior liens	30	12
1-4 family residential construction loans	113	1
Owner occupied non, nonresidential properties	-	50
Other nonfarm, nonresidential properties	8	224
Commerical	72	64
Consumer	103	207
Total recoveries	327	572
Net loans charged off	9,336	5,802
Additions to allowance charged to operations	14,663	10,139
Balance, end of quarter	19,449	14,651
Reserve for unfunded credit commitments
Balance, beginning of year	316	739
Additions to reserve charged to operations	(16)	(94)
Balance, end of quarter	300	645
Total allowance for loan losses and reserve for
unfunded credit commitments	$19,749	$15,296
Ratios:
Net loans charged off (annualized) to average loans outstanding	4.10%	2.26%
Allowance for loan losses to loans outstanding	6.84%	4.50%

Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of the required allowance balance. When all of these factors were considered, management determined that the $1,750,000 provision for the third quarter of 2009 and the $19,449,000 allowance as of September 30, 2009 were appropriate.

	(in thousands)
	Third Quarter		Year-to-Date
Noninterest Income	2009	2008	2009	2008
Total	$954	$(883)	$2,742	$772

Noninterest income, which includes service charges and other fee income, trust income, gain/loss on available for sale securities, and other miscellaneous income, increased by $1,837,000 (208.1%) during the third quarter of 2009 compared to the same quarter in 2008. The primary reason for the increase relates to a $1,772,000 impairment recorded on the Freddie Mac and Fannie Mae preferred securities in September 2008. Service charges and other fee income increased $47,000 (5.9%) during the third quarter of 2009 compared to the third quarter of 2008 primarily due to higher returned check fees relating to the Bank’s implementation of an overdraft protection program, lower deposit service charge reversals and an increase in commercial loan late fees. These favorable variances were partially offset by a decrease in mortgage application fees, service charges on sold mortgages, and check printing fees. Trust income decreased $2,600 (2.7%) in the third quarter of 2009 compared to the same period last year. Trust income decreased due to lower asset values and a greater percentage of investments in fixed income products partially offset by higher nonrecurring trust consulting income. The gain on available for sale securities of $16,000 during the third quarter of 2009 resulted from management’s decision to sell twelve municipal securities based on an evaluation of the issuers’ credit ratings.

For the nine months ended September 30, 2009, noninterest income increased $1,970,000 (255.4%). As noted above, this increase was primarily due to recording impairment on preferred stock in September 2008. Service charges and other fee income increased $140,000 (6.2%) due primarily to higher returned check fees, lower deposit service charge reversals, an increase in ATM network income, service charges on sold mortgages, commercial loan late fees and service charges. These favorable variances were partially offset by lower consumer loan late fee income, lower deposit service charges on business accounts, lower mortgage application fees and lower check printing fees. Trust income decreased $31,000 (10.7%) primarily due to lower portfolio values and higher percentage of investments in fixed income products as noted above partially offset by higher nonrecurring trust consulting income. The $92,000 gain on sale of available for sale securities is the result of management deciding to sell twenty one municipal securities due to their low credit rating.

	(in thousands)
	Third Quarter		Year-to-Date
Noninterest Expense	2009	2008	2009	2008
Total	$3,881	$3,767	$11,939	$11,179

Noninterest expense increased $114,000 (3.0%) in the third quarter of 2009 compared to the same quarter in 2008.

Salaries and employee benefits decreased $107,000 (6.3%) in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease of $70,000 in salaries and wages and $79,000 in other employee benefits. Wages and employee benefits decreased due to fewer employees in 2009 compared to 2008. These favorable variances were partially offset by an increase in contracted payroll of $44,000. Contracted payroll has increased due to the Bank hiring additional temporary help in the commercial loan workout area.

Equipment expense decreased $15,000 (14.2%) in the third quarter of 2009 compared to the same quarter in 2008 primarily due to lower equipment maintenance costs and depreciation expense.

Professional and service fees decreased $55,000 (9.4%) in the third quarter of 2009 compared to the same quarter in 2008 primarily due to lower audit and accounting fees of $24,000, legal fees of $41,000, and consulting fees of $13,000, partially offset by higher OCC fees of $23,000.

Computer service fees decreased $15,000 (11.6%) in the third quarter of 2009 compared to the same quarter in 2008 due to timing of service contract renewals.

FDIC assessment fees increased $293,000 in the third quarter of 2009 compared to the third quarter of 2008 due to higher FDIC rates assessed in 2009 and an additional $104,000 assessment related to the Bank’s increased risk profile based on a regulatory examination completed in July 2009. On November 12, 2009, the FDIC promulgated assessment regulations requiring insured depository institutions to prepay their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, as well as for all of 2010, 2011 and 2012, by December 30 of this year. The pre-payment of these assessments is mandatory for all insured depository institutions; however, the FDIC retains the discretion to exempt certain institutions from the prepayment requirements under the promulgated regulations. Under these regulations, the FDIC did exempt the Bank from prepaying its assessment for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012.

Director fees decreased $32,000 (69.1%) in the third quarter of 2009 compared to the same quarter of 2008 due to a reduction in the number of directors and reductions in director compensation.

Loan collection and foreclosed property expense increased $183,000 (62.6%) in the third quarter of 2009 compared to 2008 due to higher expenses on loans and foreclosed properties in 2009. These costs are expected to remain relatively high in the near term future.

Net gain on sale of OREO/repossessions of $132,000 is the result of net gains on sales on foreclosed properties during the third quarter of 2009.

Other expenses increased $73,000 (30.9%) in the third quarter 2009 compared to the same quarter in 2008 primarily due to the Corporation paying higher business insurance premiums and debit card fraud losses incurred in the third quarter. These unfavorable variances were partially offset by lower advertising, business development and community contribution expense. Business insurance premiums increased due to the overall instability in the financial markets and the Corporation’s financial performance in 2008 and 2007. Business insurance premiums are expected to continue to increase in 2009.

For the first nine months of the year noninterest expense increased $760,000 (6.8%) compared to 2008.

Salaries and employee benefits decreased $300,000 (5.6%) in 2009 compared to 2008 primarily due to a decrease of $443,000 in wages and employee benefits, partially offset by other one-time expenses attributable to a reduction in our workforce. Wages and employee benefits decreased due to fewer employees in 2009 compared to 2008. These variances were partially offset by an increase in contracted payroll of $143,000. Contracted payroll has increased due to the Bank hiring additional temporary help in the commercial loan workout area.

Net occupancy costs decreased $35,000 (4.0%) in 2009 compared to 2008 due to lower building maintenance and operating costs due in part to the Bank closing one of its retail branches.

Equipment expense decreased $75,000 (20.5%) in 2009 compared to 2008 primarily due to lower equipment maintenance costs, other equipment expense and depreciation expense.

Professional and service fees decreased $154,000 (8.9%) in 2009 compared 2008 primarily due to lower consulting fees of $182,000. These fees were partially offset by higher OCC fees of $73,000.

Computer service fees decreased $48,000 (12.4%) in 2009 compared to 2008 due to timing of service contract renewals.

FDIC assessment fees increased $1,021,000 in 2009 compared to 2008 due to higher FDIC rates assessed in 2009 and an industry wide special assessment fee imposed on all insured depository institutions. The Bank recorded approximately $173,000 for the special assessment fee at June 30, 2009 which was paid on September 30, 2009. In addition, due to the Bank’s undercapitalized regulatory classification (see “Capital” section of this Management’s Discussion and Analysis) at September 30, 2009, the FDIC rates to be paid by the Bank in subsequent periods will significantly increase. Based on current rates, management estimates that the FDIC assessment for the remainder of 2009 will be approximately $400,000.

Printing and supplies decreased $72,000 (34.2%) in 2009 compared to 2008 primarily due to the outsourcing of our statement rendering department in 2009, which accounted for a majority of our printing and supplies expense. In addition, the Bank changed its debit card provider in 2009 which further decreased expense.

Director fees decreased $115,000 (66.3%) in 2009 compared to 2008 due to a reduction in the number of directors and reductions in director compensation.

Loan collection and foreclosed property expense increased $93,000 (14.0%) in 2009 compared to 2008 due to higher expenses on loans secured by real estate and foreclosed properties in 2009. These costs are expected to remain relatively high in the near term future.

Net loss on sale of OREO/repossessions of $463,000 is the result of net losses on sales and valuation write downs incurred on foreclosed properties during 2009. These losses reflect the continued deterioration of real estate values experienced in the Bank’s market area.

Other expenses increased $149,000 (18.4%) in 2009 compared to 2008 primarily due to the Corporation paying higher business insurance premiums and losses from debit card fraud. These were partially offset by lower advertising, contributions, business development, membership and dues and education expense which are attributed to the Bank’s overall plan to cut expenses wherever possible. Business insurance premiums have increased in 2009 due to the overall instability in the financial markets and the Corporation’s financial results in 2008 and 2007. Business insurance premiums are expected to approximate $525,000 for the 2009 year.

	(in thousands)
	Third Quarter		Year-to-Date
Income Tax Expense	2009	2008	2009	2008
Total	$-	$(24)	$467	$(2,324)

Fluctuations in income taxes resulted primarily from changes in the level of profitability and in variations in the amount of tax-exempt income as a percentage of the pre-tax loss. In the second quarter of 2009, the Corporation recorded $467,000 of federal income tax expense for an additional valuation allowance on previously recorded deferred tax assets. The Corporation recorded a federal deferred tax valuation allowance of $4,793,000 on the tax credit for the loss recognized during the nine months ended September 30, 2009 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Capital

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2009, December 31, 2008, and September 30, 2008:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
As of September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$17,652,000	6.08%	$23,235,000	8%	$29,044,000	10%
FNBH Bancorp	17,628,000	6.07%	23,235,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	13,823,000	4.76%	11,618,000	4%	17,426,000	6%
FNBH Bancorp	13,799,000	4.75%	11,618,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	13,823,000	3.77%	14,684,000	4%	18,355,000	5%
FNBH Bancorp	13,799,000	3.76%	14,684,000	4%	N/A	N/A

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$31,419,000	9.56%	$26,293,000	8%	$32,866,000	10%
FNBH Bancorp	31,365,000	9.54%	26,293,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	27,183,000	8.27%	13,146,000	4%	19,720,000	6%
FNBH Bancorp	27,129,000	8.25%	13,146,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	27,183,000	6.89%	15,774,000	4%	19,717,000	5%
FNBH Bancorp	27,129,000	6.88%	15,774,000	4%	N/A	N/A

As of September 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$39,988,000	11.51%	$27,786,000	8%	$34,733,000	10%
FNBH Bancorp	39,664,000	11.42%	27,786,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	35,511,000	10.22%	13,893,000	4%	20,840,000	6%
FNBH Bancorp	35,187,000	10.13%	13,893,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	35,511,000	8.35%	17,008,000	4%	21,259,000	5%
FNBH Bancorp	35,187,000	8.28%	17,008,000	4%	N/A	N/A

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

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	Total Risk-Based Capital Ratio 10% or above 8% or above Less than 8% Less than 6% -	Tier 1 Risk-Based Capital Ratio 6% or above 4% or above Less than 4% Less than 3% -	Leverage Ratio 5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

At September 30, 2009, based on the above minimum capital requirements, the Corporation and its subsidiary Bank are classified as “undercapitalized”. Under the terms of the Consent Order with the OCC, referenced above, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the "Plan"). The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank's capital, based upon the information provided in the Plan. As noted below, the Bank intends to update the Plan and continue to pursue its capital raising efforts as well as resubmit the Plan to the OCC. As a result of its failure to submit an acceptable plan to the OCC within the permitted time, for purposes of Prompt Correct Action ("PCA") the Bank is now treated as if it were significantly undercapitalized. This determination is based solely for purposes of applying PCA, and the Bank's resulting capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (2) prohibitions on the acceptance of employee benefit plan deposits, and (3) restrictions on interest rates paid on deposits.

The above capital requirements are minimum requirements. In addition to its obligation to submit an acceptable Plan to the OCC, under the Consent Order, the Bank must achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 24, 2010. As of September 30, 2009, the Bank’s capital ratios are significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position through September 30, 2009, it is reasonable to anticipate further regulatory enforcement action by the OCC. See the Risk Factors disclosed in Part II – Item 1A below.

Based on the Bank’s current financial condition, asset quality issues, and capital ratios, management estimates that the Bank needs to raise $18 — 24 million of additional capital to comply with the OCC’s capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs. Accordingly, management is actively soliciting potential accredited investors and exploring the capital markets with the aid of retained advisors to determine the sources and most immediate timing for the additional equity believed necessary to sufficiently recapitalize the Bank. While the Corporation’s common stock is traded in the public markets, the size of the institution and other factors are likely to limit our ability to access the public capital markets. As such, the Corporation’s alternatives for additional capital are somewhat limited. The ongoing liquidity crisis and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise capital on acceptable terms is likely to have a materially adverse effect on our business, financial condition and results of operations.

On February 19, 2009, in anticipation of the need to raise additional capital, the shareholders of the Corporation approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. The terms and conditions of these securities, when and if issued, including dividend or interest rates, conversion rates and rights, voting rights, redemption prices, maturity dates and similar matters will be determined by the Board of Directors. There were no issued and outstanding shares of preferred stock through the date of filing of this Form 10-Q.

Additionally, at the annual meeting of shareholders on May 28, 2009, our shareholders approved a 2,800,000 increase in the number of authorized shares of common stock.

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

Contractual Obligations
The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $198,000 at September 30, 2009, $332,000 at December 31, 2008 and $1,422,000 at September 30, 2008. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2009, December 31, 2008 and September 30, 2008, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (SFAS 168). ASU No. 2009-01 establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) as the single source of authoritative, nongovernmental GAAP in the preparation of financial statements. Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative guidance for SEC registrants. The Codification is not intended to change GAAP. Effective with the adoption of ASU No. 2009-01, all existing non-SEC accounting and reporting standards, except for grandfathered guidance and certain recently-issued standards not yet integrated into the Codification were superseded and are considered nonauthoritative. References to GAAP in the Notes to the Consolidated Financial Statements are provided under the Codification structure where applicable. Recently-issued standards not yet integrated into the Codification and still considered authoritative are referred to using the issued terminology.

In May 2009, the FASB issued a new standard now codified in ASC Topic 855, Subsequent Events, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It is effective for interim periods ending after June 15, 2009. The adoption of the standard did not have any impact on our results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 320, Investments – Debt and Equity Instruments, related to the recognition and presentation of other-than-temporary impairments. This new guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before the recovery of its amortized cost basis. If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this new guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair vale. This guidance requires increased disclosures and is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Corporation adopted this guidance effective April 1, 2009.

In April 2009, the FASB also issued new guidance impacting ASC Topic 825, Financial Instruments, related to interim disclosures about fair value of financial instruments. This guidance requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. It also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. The Corporation adopted this guidance effective April 1, 2009.

In June 2008, the FASB issued new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share under the two class method described in ASC Topic 260. All prior-period earnings per share data presented shall be adjusted retrospectively. The Corporation adopted this new guidance on January 1, 2009 which had no impact on our first, second and third quarter 2009 or 2008 earnings per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2009, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended September 30, 2009 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The Corporation may not be able to meet federal regulatory requirements regarding the restoration of capital at the Bank.

Since June 30, 2009, the Bank has been undercapitalized by regulatory capital standards. As a result, the Bank was required to submit a capital restoration plan to the OCC to demonstrate how the Bank will improve its capital position such that it meets the minimum capital requirements imposed by the OCC. The Bank submitted a capital restoration plan to the OCC in September 2009, which as explained below, was not deemed acceptable by the OCC. As the sole shareholder of the Bank, the Corporation was required to guarantee the Bank’s compliance with such plan until such time that the Bank becomes adequately capitalized on average during each of four consecutive calendar quarters. The Corporation’s guarantee was secured by a pledge of the Corporation’s assets.

By letter dated October 28, 2009, the OCC notified the Bank that its Capital Restoration Plan and Capital Plan (collectively, the "Plan") was not acceptable due to an inability to determine whether the Plan was realistic and the uncertainty surrounding whether it would succeed in restoring the Bank’s capital. The OCC also noted that the Plan failed to identify specific, reliable sources of additional capital and lacked a detailed strategy for a proposed sale of problem loans. Consequently, the Corporation remains responsible for preparation and submission of a revised capital restoration plan that is acceptable to the OCC. As a result of the Bank’s failure to submit an acceptable capital restoration plan within an acceptable time, for purposes of Prompt Correction Action, the Bank is now considered “significantly undercapitalized” by regulatory standards. While the Bank intends to submit a revised Plan to the OCC, there are no assurances that the Plan will be deemed acceptable to the OCC. The Bank's classification as "significantly undercapilized" results in a number of additional restrictions on its operations as described above in "Management's Discussion and Analysis of Financial Condition and Results of Operation."

The Bank’s ability to comply with the capital restoration plan will be very challenging. Although the Corporation is actively pursuing additional investment from potential investors, the Corporation currently does not have any formal commitment from any investor. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” above, the Corporation’s ability to raise additional capital is significantly restricted by several factors, and there is a meaningful possibility the Corporation will not be successful in raising additional capital. In addition, the Corporation’s management believes the likelihood of a third party acquiring the Corporation or the Bank is relatively low. As a result, the Bank may not be able to comply with the capital restoration plan submitted to the OCC.

If the Bank and the Corporation are unable to resubmit and comply with a revised capital restoration plan that is acceptable to the OCC, it is likely the OCC would take increasingly severe actions against the Bank which could, in extreme circumstances, lead to a seizure of the Bank’s assets and a liquidation or other closure of the Bank.

The Bank’s capital may not be sufficient to support the risk inherent in its loan portfolio.

The Bank maintains capital as a means of absorbing losses resulting from the Bank’s operations. The Bank has incurred losses for six consecutive quarters, which losses have significantly depleted the Bank’s capital and resulted in the Bank being considered “undercapitalized” pursuant to regulatory capital standards. A continuing decline in the collectability of the Bank’s loans, a continuing decline in the value of the collateral supporting those loans, or both, will require the Bank to increase its allowance for loan losses, which would further deplete existing capital. Due to the economic conditions in the areas where the Bank operates, the Bank expects to continue to incur operating losses in the near-term, including through 2010. As noted under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” above, the Bank’s recent detailed review of its loan portfolio and recent appraisals obtained by the Bank on properties serving as collateral for loans reflect continued deterioration in borrowers’ financial condition and in property values. The Bank’s current capital may be insufficient to absorb future operating losses and, unless the Bank is successful in raising additional capital or taking other steps to meaningfully reduce the risk in its loan portfolio, this lack of capital is likely to have a material adverse effect on the Corporation’s business, results of operations, and financial condition and, in extreme circumstances, could result in the insolvency and liquidation of the Bank.

There are other consequences of the Bank’s current financial condition that will present additional challenges to the Bank and could, individually or collectively, result in material adverse effects on the Corporation’s financial condition.

The amount of FDIC deposit insurance premiums required to be paid by financial institutions depends in part on the institution’s risk rating and capital position. As a result of the Bank’s current capital position, the assessment rate to be paid by the Bank for FDIC deposit insurance has increased significantly. This rate increase is in addition to any industry-wide rate increases for all insured depository institutions and is in addition to any special assessments imposed by the FDIC. Based on current information, the Corporation estimates the Bank will incur approximately $400,000 of FDIC assessment expense during the fourth quarter of 2009 before consideration of any required industry wide prepayment assessment that may be imposed by the FDIC. These higher assessment rates charged against the Bank are likely to continue into 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan and the Long-Term Incentive Plan during the quarter ended September 30, 2009 were registered under the Securities Act of 1933.

There were no repurchases of common stock by the Corporation for the three months ended September 30, 2009.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Stipulation and Consent to the Issuance of a Consent Order, dated September 24, 2009, pursuant to which First National Bank in Howell consented to the issuance of a Consent Order by the Office of the Comptroller of the Currency.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC. /s/ Ronald L. Long —————————————— Ronald L. Long President and Chief Executive Officer /s/ Mark J. Huber —————————————— Mark J. Huber Chief Financial Officer

Date: November 16, 2009