Form 10-K
period 2009-12-31
FNBH BANCORP INC
filed 2010-03-30
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009
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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2009, was $6,276,380.
The number of outstanding shares of common stock (no par value) as of March 30, 2010 was 3,157,938.
Documents Incorporated by Reference:
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, are incorporated by reference into Part III of this report.

PART I
Item 1. Business.
FNBH Bancorp, Inc. (“FNBH”), a Michigan business corporation, is a one-bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the “Bank”). FNBH and the Bank are collectively herein referred to as the “Corporation”. FNBH was formed in 1988 for the purpose of acquiring all of the stock of the Bank in a shareholder approved reorganization, which became effective in May 1989. The Corporation’s Internet address is www.fnbh.com. Through our Internet Website, we make available free of charge, as soon as reasonably practical after such information has been filed with the Securities and Exchange Commission, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the Securities and Exchange Commission. Also available on our website are the respective Charters of the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Corporation’s Code of Ethics for its Chief Executive Officer and other senior financial officers.
The Bank was originally organized in 1934 as a national banking association. As of January 31, 2010, the Bank had approximately 93 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. FNBH does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.
On November 26, 1997, H.B. Realty Co., a subsidiary of FNBH, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.
Bank Services
The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, night depository, safe deposit box, telephone banking, Internet banking, online bill pay and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks, pursuant to which the Bank engages in federal funds sale transactions, the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis where it makes short term investments and where it has a line of credit of $10,100,000 of which $9,686,000 is available, and $414,000 is funded as of year end. The Bank also has a relationship with the Federal Reserve Bank of Chicago, the Fed Discount Window, where it has a line of credit of $16,100,000 of which all is available as of year end. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.
The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2009 and 2008, the Bank’s certificates of deposit of $100,000 or more constituted approximately 15% and 18%, respectively, of total deposit liabilities. The Bank’s deposits are primarily from its service areas, and the Bank does not traditionally seek or encourage large deposits from outside the area.
FNBH’s cash revenues are primarily limited to dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 74% of total revenues for the year ended December 31, 2009, and 89% for the year ended December 31, 2008. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 9% of total revenues in 2009 and 11% of total revenues in 2008. Revenues were also generated from deposit service charges and other financial service fees.
The Bank provides real estate, consumer and commercial loans to customers in its market. As of December 31, 2009, 28% of outstanding loans were secured by construction, land development and residential mortgages or residential construction. As of December 31, 2009, 62% of outstanding loans were secured by nonfarm, nonresidential properties, 39% of which were owner occupied. Seventy percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 90%, mature within five years of issuance. Approximately $19,583,000 of loans with fixed rates (or about 7% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Forty-nine percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. As of December 31, 2009, certificates of deposits totaled approximately $127,000,000 with $95,000,000 maturing within a year, and the majority of the balance maturing within a five year period.
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

As described in more detail below, the Corporation’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities at December 31, 2009, was 151% asset sensitive at December 31, 2009 and 16% liability sensitive at December 31, 2008. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A below.
The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. The Bank has entered into an arrangement with a third party provider to take residential mortgage loan applications which are then underwritten and closed by the third party provider. The Bank receives fee income for loans referred in this way that is recorded as part of noninterest income. Those residential real estate mortgage loan requests that do not meet the third party provider’s criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.
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
The investment portfolio is coordinated with the overall asset/liability management of the balance sheet. The use of the investment portfolio for market oriented trading activities or speculative purposes is expressly prohibited unless otherwise approved by the Board of Directors. Investments are acquired for which the Bank has both the ability and intent to hold to maturity. Specific limits determine the types, maturities, and amounts of securities the Bank intends to hold. Guidelines on liquidity requirements, as well as an acknowledgement of the Bank’s credit profile and capital position may affect the Bank’s ability to hold securities to maturity. It is not the intention of management to profit from short-term securities price movements. Business reasons for securities purchases and sales are noted at the time of the transaction. All securities dealers effecting transactions in securities held or purchased by the Bank must be approved by the Board of Directors.
Bank Competition
The Bank has eight offices within the five communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, the Bank’s principal competitors are National City, Fifth Third Bank, Citizens Bank, Comerica Bank, JP Morgan Chase, and Bank of America. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2009, the Bank holds approximately 16.7% of local deposits, compared to approximately 13.4% held by National City, approximately 12.6% held by held by Fifth Third Bank, approximately 9.6% held by Citizens Bank, approximately 9.6% held by Comerica Bank, approximately 8.7% held by JP Morgan Chase, and approximately 7.8% held by Bank of America. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, National City operates six branch offices, Fifth Third Bank maintains five branch offices, Citizens Bank has five branch offices, Comerica Bank has five branch offices, JP Morgan Chase operates six branch offices and Bank of America has two branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.
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

Condition of Corporation
The following table sets forth certain information regarding the condition of the Corporation:

	Balances as of December 31,
	(in thousands)
	2009	2008	2007	2006	2005
Total Assets	$332,390	$388,783	$432,894	$473,896	$477,225
Loans	274,046	315,817	347,876	384,581	372,855
Securities	23,701	42,516	38,632	54,214	62,373
Noninterest-Bearing Deposits	65,644	56,405	56,506	62,681	71,415
Interest-Bearing Deposits	249,552	293,122	323,072	342,863	350,670
Total Deposits	315,196	349,527	379,578	405,544	422,085
Shareholders’ Equity	14,376	27,525	40,627	49,992	49,446
In May 2009, to realize efficiencies and cost savings, the Bank closed its Lake Chemung retail branch facility, located five miles east of downtown Howell. Affected customers and deposits were assimilated primarily into the Bank’s Genoa Township branch. Throughout 2009, the Bank operated eight other branch facilities: one in downtown Howell, one in a grocery store located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2009, loans decreased due to lower loan demand resulting from the decline in local economic conditions and a focus on reducing the Bank’s size to enhance capital ratios. Deposits in 2009 were also lower due to continued increased competition for deposits in our local markets. Shareholders’ equity has decreased primarily due to net losses of $13,696,000 and $13,413,000 in 2009 and 2008, respectively.
Supervision and Regulation
The following is a summary of certain statutes and regulations affecting the Corporation and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation, the Bank and the business of the Corporation and the Bank.
General
Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Office of the Comptroller of the Currency (“OCC”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
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
Federal Deposit Insurance Coverage. EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor on May 20, 2009, this temporary increase in the insurance limit was extended until December 31, 2013. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program (“TLGP”). Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through June 30, 2010. The Corporation did elect to participate in the deposit portion of the TLGP.
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
American Recovery and Reinvestment Act of 2009. On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”). In enacting ARRA, Congress intended to provide a stimulus to the U.S. economy in light of the significant economic downturn. The AARA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and numerous domestic spending efforts in education, healthcare and infrastructure. The ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally-aided financial institutions, including banks that have received or will receive assistance under TARP. The Corporation has received no assistance under TARP.
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
In addition, the U.S. Government, the Federal Reserve, the UST, the FDIC and other governmental and regulatory bodies have taken, or may be considering taking, other actions to address the financial crisis. There can be no assurance, however, as to the actual impact of these actions on the financial markets and their potential impact on our business.
The Corporation
General. FNBH is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, FNBH is subject to periodic examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.
In accordance with Federal Reserve policy, FNBH is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where FNBH might not do so absent such policy.
In addition, if the Bank’s capital becomes impaired, the OCC may require the Bank to restore its capital by a special assessment upon FNBH as the Bank’s sole shareholder. If FNBH were to fail to pay any such assessment, the directors of the Bank would be required, under federal law, to sell the shares of the Bank’s stock owned by FNBH at public auction and use the proceeds of the sale to restore the Bank’s capital. Given current market conditions, it would likely be difficult for FNBH to raise significant amounts of additional capital on reasonable terms.
Pursuant to the results of an examination of FNBH by the Federal Reserve in November 2009, FNBH is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. As such, the Federal Reserve has required FNBH to take action to support the Bank, which principally involves a capital infusion sufficient to satisfy minimum capital ratios imposed on the Bank. In addition, FNBH must receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on FNBH by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

Investments and Activities. In general, any direct or indirect acquisition by FNBH of any voting shares of any bank which would result in FNBH’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of FNBH with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA. In acting on such applications, the Federal Reserve must consider various statutory factors including the effect of the proposed transaction on competition in relevant geographic and product markets, and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act.
In addition and subject to certain exceptions, the Change in the Bank Control Act (“Control Act”) and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days’ written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the acquisition.
The merger or consolidation of an existing bank subsidiary of the Corporation with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve under the BHCA and/or the OCC, may be required.
With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling a bank unless the proposed non-banking activity is one that the Federal Reserve has determined to be so closely related to banking or managing or controlling a bank as to be a proper incident thereto. Under current Federal Reserve regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve, provided that written notice of the new activity is given to the Federal Reserve within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.
Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of this filing date, FNBH has not applied for approval to operate as a financial holding company and has no current intention to do so.
Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional bank or non-bank businesses.
The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.
The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve has not advised FNBH of any specific capital ratios applicable to it; however, the Bank is currently not in compliance with minimum capital ratios to which it is subject, as described below.
Dividends. FNBH is an entity separate and distinct from the Bank. The primary source of FNBH’s revenues are from dividends paid by the Bank. Thus, FNBH’s ability to pay dividends to its shareholders is limited by statutory restrictions on the Bank’s ability to pay dividends as described below. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the OCC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends by FNBH for an insured bank which fails to meet specified capital levels. Due to the current financial condition of the Bank, FNBH is currently prohibited from paying any dividends on its common stock without prior approval from the Federal Reserve. FNBH does not foresee being able to pay dividends in the near future.
In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Corporation, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Corporation’s Articles of Incorporation were amended in February 2009 to authorize the issuance of up to 30,000 shares of preferred stock, with no par value. As of March 30, 2010, no preferred shares have been issued.
Federal Securities Regulation. The Corporation’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public securities markets. The Corporation’s securities are not listed for trading on any national or regional securities exchange.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.
The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. The DRR is currently established at 1.25%.
Under the FDIC’s prevailing rate schedule, assessments are made and adjusted based on risk. Beginning as of the second quarter of 2009, banks in the lowest risk category paid an initial base rate ranging from 12-16 basis points (calculated as an annual rate against the bank’s deposit base) for insurance premiums, with certain potential adjustments based on certain risk factors affecting the bank. That base rate is subject to increase to 45 basis points for banks that pose significant supervisory concerns, with certain adjustments based on certain risk factors affecting the bank. For more information about the deposit insurance premiums payable by the Bank, see “Noninterest Expense” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment (which totaled $173,000 for our Bank) was paid on September 30, 2009. The FDIC may impose additional special assessments under certain circumstances.
On November 12, 2009, the FDIC enacted assessment regulations requiring insured depository institutions to prepay their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, as well as for all of 2010, 2011 and 2012, by December 30, 2009. The pre-payment of these assessments is mandatory for all insured depository institutions; however, the FDIC retained the discretion to exempt certain institutions from the prepayment requirements. Under these regulations, the FDIC exempted the Bank from prepaying its assessment for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012. Consequently, the Bank’s premiums continue to be assessed and collected quarterly by the FDIC.
FDIC insurance assessments could continue to increase in the future due to continued depletion of the DIF.
In addition, the Bank has also elected to participate in the FDIC’s Transaction Account Guarantee Program (TAGP). Under the TAGP, funds in noninterest bearing transaction accounts, in interest bearing transaction accounts with an interest rate of 0.50% or less, and in Interest on Lawyers Trust Accounts (IOLTA) receive a temporary (until June 30, 2010) unlimited guarantee from the FDIC. The coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules which insure accounts up to $250,000. Participation in the TAGP requires the payment of additional premiums by the Bank to the FDIC.
FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Currently on an annualized basis, FICO assessments are 0.011% of deposits.
OCC Assessments. National banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of supervisory fees paid by a national bank is primarily based upon the bank’s total assets, as reported to the OCC. Based on current conditions, the Bank is also subject to a surcharge by the OCC due to the Bank’s need for increased regulatory supervision.
Capital Requirements. The OCC has established the following minimum capital standards for national banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks, with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. As described below, the OCC has imposed higher capital levels on the Bank.
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
The Bank is subject to a Consent Order imposed by the OCC on September 24, 2009. Among other things, the Consent Order requires the Bank to maintain capital ratios higher than the minimum ratios set forth above. The Consent Order requires the Bank to maintain a minimum Total Risk-Based Capital Ratio of at least 11% and a Leverage Ratio of at least 8.5%. The Bank is not currently in compliance with the minimum capital ratios imposed by the Consent Order.
At December 31, 2009, the Bank’s ratios are classified as “undercapitalized” according to the table set forth above. However, because the capital restoration plan the Bank submitted to the OCC was not accepted by the OCC, the Bank is now treated as if it were “significantly undercapitalized.”
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent Banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. The Bank is subject to many of these restrictions pursuant to the Consent Order entered on September 24, 2009 and as a result of the OCC’s rejection of the capital restoration plan submitted by the Bank pursuant to the requirements of the Consent Order.
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
Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation or its subsidiaries, on investments in the stock or other securities of the Corporation or its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal shareholder of the Corporation may obtain credit from a bank with which the Bank maintains a correspondent relationship.
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
Item 1A. Risk Factors.
Significant uncertainty regarding the impact of possible further regulatory enforcement action against the Bank threatens our ability to continue as a going concern. As described elsewhere in this Form 10-K, the Bank is subject to a Consent Order imposed by the Office of the Comptroller of the Currency (OCC) that requires management to take a number of actions, including increasing and maintaining the Bank’s capital levels at amounts in excess of the Bank’s current capital levels. The Bank has failed to increase its capital levels as required by the Consent Order. As of the date of this Form 10-K, the Corporation has not entered into any definitive agreement regarding the raising of additional capital or a potential sale of the Corporation or the Bank, and it is not certain whether the Corporation will ultimately be able to enter into any such agreement. This failure to comply with the Consent Order results in the Bank being deemed “significantly undercapitalized” for purposes of the federal regulators’ Prompt Corrective Action (PCA) powers and may result in additional regulatory enforcement action. If we are unable to successfully raise capital or sell the Bank and if our financial condition otherwise fails to improve significantly, additional regulatory enforcement action against the Bank may result. In its report dated March 30, 2010 (included in this Form 10-K, below), our independent registered public accounting firm stated that these matters raise substantial doubt about the Corporation’s ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Corporation. The consolidated financial statements included in this Form 10-K have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for management’s discussion of our financial condition at December 31, 2009.
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
By letter dated October 28, 2009, the OCC notified the Bank that its Capital Restoration Plan and Capital Plan (collectively, the “Plan”) were not acceptable due to an inability to determine that the Plan was realistic and the uncertainty surrounding whether it would succeed in restoring the Bank’s capital. The OCC also noted that the Plan failed to identify specific, reliable sources of additional capital and lacked a detailed strategy for a proposed sale of problem loans. Consequently, the Corporation remains responsible for preparation and submission of a revised capital restoration plan that is acceptable to the OCC. As a result of the Bank’s failure to submit an acceptable capital plan within an acceptable time, for purposes of Prompt Correction Action, the Bank is now considered “significantly undercapitalized” by regulatory standards. While the Bank intends to submit a revised Plan to the OCC, the Bank does not believe any Plan will be deemed acceptable to the OCC unless it contains a firm commitment by one or more investors to make the additional capital contributions necessary for the Bank to meet its minimum capital ratios or to otherwise acquire the Bank. The Bank’s classification as “significantly undercapitalized” results in a number of additional restrictions on its operations as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.
The Bank’s ability to comply with the capital restoration plan will be very challenging. Although the Corporation is actively pursuing additional investment from potential investors, the Corporation currently does not have any formal commitment from any investor. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital” below, the Corporation’s ability to raise additional capital is significantly restricted by several factors, and there is a meaningful possibility the Corporation will not be successful in raising additional capital. In addition, the Corporation’s management believes the likelihood of a third party acquiring the Corporation or the Bank is relatively low. As a result, the Bank may not be able to comply with the capital restoration plan submitted to the OCC.
If the Bank and the Corporation are unable to resubmit and comply with a revised capital restoration plan that is acceptable to the OCC, it is likely the OCC would take increasingly severe actions against the Bank which could lead to the Bank being placed into receivership by federal regulators. In such a scenario, it is unlikely the holders of the Corporation’s common stock would realize any value for their common stock.
The Bank’s capital may not be sufficient to support the risk inherent in its loan portfolio. The Bank maintains capital as a means of absorbing losses resulting from the Bank’s operations. The Bank has incurred significant losses in each of the last three years, which losses have significantly depleted the Bank’s capital and resulted in the Bank being considered “undercapitalized” pursuant to regulatory capital standards. A continuing decline in the collectibility of the Bank’s loans, a continuing decline in the value of the collateral supporting those loans, or both, may require the Bank to increase its allowance for loan losses, which would further deplete existing capital. Due to the economic conditions in the areas where the Bank operates, the Bank expects to continue to incur operating losses in the near-term, including through 2010. The Bank’s current capital may be insufficient to absorb future operating losses and, unless the Bank is successful in raising additional capital or taking other steps to meaningfully reduce the risk in its loan portfolio, this lack of capital is likely to have a material adverse effect on the Corporation’s business, results of operations, and financial condition and, in extreme circumstances, could result in the insolvency and liquidation of the Bank.
There are other consequences of the Bank’s current financial condition that will present additional challenges to the Bank and could, individually or collectively, result in material adverse effects on the Corporation’s financial condition. The amount of FDIC deposit insurance premiums required to be paid by financial institutions depends in part on the institution’s risk rating and capital position. As a result of the Bank’s current capital position, the assessment rate to be paid by the Bank for FDIC deposit insurance has increased significantly. This rate increase is in addition to any industry-wide rate increases for all insured depository institutions and is in addition to any special assessments imposed by the FDIC. These higher assessment rates charged against the Bank are expected to continue into 2010.
In addition, as a result of the Bank’s failure to meet minimum capital requirements, it is prohibited from accepting, renewing, or rolling over any brokered deposits, and the effective yield on deposits solicited by the Bank cannot be more than 75 basis points over national market yields for comparable size and maturity deposits. These restrictions could serve to limit the Bank’s flexibility should conditions deteriorate or in the event of unexpected problems with the Bank’s liquidity position.
We are in the business of lending, which involves substantial credit risk, and our allowance for loan losses may not be sufficient to cover actual loan losses. If our loan customers do not repay their loans according to their respective terms, and if we are unable to collect on the loans through foreclosure of any collateral securing repayment, we may experience significant credit losses, which could have a material adverse effect on our operating results. We have established an allowance for loan losses that is intended to approximate credit losses inherent in our current loan portfolio and prevent negative effects on our operating results as a result of loan losses. In determining the size of the allowance, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In doing so, we rely primarily on our experience and our evaluation of current economic conditions, including use of current appraisals and valuations performed by licensed appraisers. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income.
As of December 31, 2009, approximately 86% of the Bank’s loan portfolio is commercial loans. Of these, approximately 70% are loans made for land development, single family home construction and leasing of commercial properties. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater then that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.

In addition, federal regulators periodically review our allowance for loan losses and, if warranted, may require us to increase our provision for loan losses or recognize additional loan charge offs. Any increase in our allowance for loan losses or loan charge offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
Current market developments, particularly in real estate markets, may adversely affect our industry, business and results of operations. Dramatic declines in the real estate market in recent years, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of these conditions, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.
This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.
Further negative market developments may continue to negatively affect consumer confidence levels and may continue to contribute to increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
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
Moreover, we are unable to predict fluctuations of market interest rates, and among other factors, changes in the following:
•	Inflation or deflation rates;

•	Levels of business activity;

•	Recession;

•	Unemployment levels;

•	Money supply;

•	Domestic or foreign events; and

•	Instability in domestic and foreign financial markets
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
As a community bank, our financial condition is dependent, in part, on the general economic condition of the communities we serve. Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions. A continued economic slowdown could have many adverse consequences, including the following: loan delinquencies may increase, problem assets and foreclosures may increase, demand for our products and services may decline, and collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. In particular during 2009, 2008 and 2007 our level of nonperforming loans, net loan charge offs, loan delinquencies and provision for loan losses either increased over the prior year or remained elevated from prior historical levels.
Additionally, the overall capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the U.S. recession, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. In addition, unemployment has increased to historically high levels and is expected to remain elevated for some time. In particular, according to data published by the federal Bureau of Labor Statistics, Michigan’s unemployment rate in December 2009 of 14.6% was the worst among all states.
During the past year, the general business environment has had an overall adverse effect on our business, and this environment is not expected to improve materially in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to continue to be adversely affected. In addition, a continued downturn in the national economy may impact our operations.
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
Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for a significant portion of the last two years. During 2009, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system. Beginning in the fourth quarter of 2008 and continuing into 2009, the federal government has enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See Item 1 “Regulatory Developments” above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation of worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
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
There have been numerous media reports about bank failures, which we expect will continue as additional banks fail. These reports have created concerns among certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
If successful, our efforts to raise additional capital as set forth in our Capital Plan will be highly dilutive to our common shareholders. Our Capital Plan contemplates the issuance of a significant number of shares of our preferred stock to recapitalize the Corporation. The completion of such capital raise is likely to be highly dilutive to our common shareholders. There can be no assurances provided regarding the market price of our common stock relative to the effect of a successful capital raising transaction or the perception that such transaction could occur.
The capital raise initiative we are pursuing could result in one or more private investors owning a significant percentage of our stock and having the ability to exert significant influence over our management and operations. The capital raise initiative set forth in our Capital Plan may result in one or more large investors owning a significant portion of our common stock. This could occur if one or more large investors makes a significant investment in our preferred stock. Any such significant shareholder could exercise significant influence on matters submitted to our shareholders for approval, including the election of directors. In addition, having a significant shareholder could make future transactions more difficult or even impossible to complete without the support of such shareholder, whose interests may not coincide with interests of smaller shareholders. These possibilities could have an adverse effect on the market price of our common stock.
It is possible that a successful capital raise initiative as set forth in our Capital Plan could trigger an ownership change that will negatively affect our ability to utilize net operating loss carryforwards and other deferred tax assets in the future. As of December 31, 2009, we had federal net operating loss carryforwards of approximately $9.4 million, and such amount may grow significantly in the future. Under federal tax law, our ability to utilize these carryforwards and other deferred tax assets is limited if we are deemed to experience a change of ownership. This would result in our loss of the benefit of these deferred tax assets. The capital raise transaction contemplated by our Capital Plan could cause a change of ownership under these rules, which would likely materially limit our ability to utilize these significant deferred tax assets.
The trading price of our common stock may be subject to continued significant fluctuations and volatility. The market price of our common stock could be subject to significant fluctuations due to, among other things:
•	announcements regarding significant transactions in which we may engage, including the capital raise initiative included in our Capital Plan;

•	market assessments regarding such transactions, including the timing, terms, and likelihood of success of our capital raise initiative(s);

•	operating results that vary from the expectations of management, securities analysts, and investors, including with respect to further loan losses we may incur;

•	changes or perceived changes in our operations or business prospects;

•	legislative or regulatory changes affecting our industry generally or our businesses and operations;

•	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Michigan, and the pace of any such stabilization and recovery;

•	the operating and share price performance of companies that investors consider to be comparable to us;

•	other changes in global financial markets, economies, and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
Stock markets in general, and our common stock in particular, have experienced significant volatility over approximately the past two years, and continue to experience significant price and volume volatility. As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could continue to adversely impact the market price of our common stock.
We rely heavily on our management team, including our loan officers, and the unexpected loss of key employees may adversely affect our operations. As a community bank, our success depends largely on our ability to attract and to retain key employees who are experienced in banking and financial services and who have developed relationships within the communities served by our Bank. Our ability to retain these key employees will continue to be important to our business and financial results. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Bank operates from eight facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Corporation are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 4299 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan; 8080 Challis Road, Brighton, Michigan; 760 South Grand Avenue, Fowlerville, Michigan; 10700 Highland Road, Hartland, Michigan; and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for 5 years with two 5 year renewal options, expiring September 2022. The average lease payment over the remaining life of the lease is $4,000 monthly.
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
Item 4. Reserved.
Additional Item –Executive Officers of Registrant
Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
The Corporation’s executive officers as of March 15, 2010 are as follows:
Ronald L. Long (Age 50), President, Chief Executive Officer, since May 12, 2008; Senior Vice President and Senior Business Development Officer, Independent Bank from October 2007 through January 2008; President and Chief Executive Officer, Independent Bank East Michigan from 1993 through September 2007.
Nancy Morgan (Age 59), Senior Vice President, Human Resources, since October 2001; and Vice President, Human Resources, of the Bank from June 1999 to October 2001.
Mark J. Huber (Age 41), Senior Vice President, Chief Financial Officer, since June 4, 2009; Senior Manager, specializing in financial institutions, with Plante & Moran, PLLC from 1993 – 2009.
Paul Stark (Age 51), Senior Vice President, Chief Credit Officer since April 13, 2009. Senior Vice President, Director of Credit Risk Management with First Merit Corporation from 2003 – 2009.

Gerald Moyer (Age 56), Senior Vice President, Commercial Loan Officer since April 13, 2009, Chief Work Out Officer August 16, 2008 – April 12, 2009, Vice President, Commercial Loan Officer April 21, 2008 – August 15, 2008. Vice President and Senior Relationship Manager, Private Financial Group, with Huntington National Bank from June 2001 – March 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
There is not an established trading market for the Corporation’s Common Stock. Information regarding its market price can be obtained on the Internet at nasdaq.com, symbol FNHM. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. From January 1, 2008, through December 31, 2009, there were, so far as the Corporation’s management knows, a total of 553,407 shares of the Corporation’s Common Stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. During 2009, the highest and lowest prices known to management involving sales of more than 200 shares were $4.40 and $0.05 per share, respectively. To the knowledge of management, the last sale of Common Stock occurred on March 29, 2010 at a price of $0.38 per share.
As of March 1, 2010, there were approximately 800 holders of record of the Corporation’s stock. The following table sets forth the range of high and low sales prices of the Corporation’s Common Stock during 2008 and 2009, based on information made available to the Corporation, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.
Sales prices, for sales involving more than 200 shares, and dividend information for the years 2008 and 2009 are as follows:

	Sale Prices
2008	High	Low	Cash Dividends Declared
First Quarter	$13.60	$12.00	$0.08
Second Quarter	$13.40	$9.07	$0.08
Third Quarter	$9.07	$4.50	$0.00
Fourth Quarter	$4.85	$4.00	$0.00

	Sale Prices
2009	High	Low	Cash Dividends Declared
First Quarter	$4.40	$1.20	$0.00
Second Quarter	$2.52	$2.00	$0.00
Third Quarter	$2.00	$0.98	$0.00
Fourth Quarter	$0.98	$0.05	$0.00
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
The Corporation did not repurchase any of its stock during the fourth quarter of 2009, nor has the Corporation’s Board adopted or approved a stock repurchase program.

SHAREHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index for the five year period ended December 31, 2009. The following information is based on an investment of $100, on January 1, 2005, in the Corporation’s common stock, the NASDAQ Bank Stocks Index and the NASDAQ Stock Market Index, with dividends reinvested. There has been only limited trading in the Corporation’s common stock, and the Corporation’s stock does not trade on any stock exchange or the NASDAQ market. Accordingly, the returns reflected in the following graph and tables are based on sale prices of the Corporation’s stock of which management is aware. There may have been sales at higher or lower prices of which management is not aware.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	January 1	December 31
	2005	2005	2006	2007	2008	2009
FNBH Bancorp, Inc.	100	81.8	88.65	47.04	15.54	0.21
NASDAQ Stock Market Index	100	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank Stocks Index	100	95.67	106.20	82.76	62.96	51.31

Item 6. Selected Financial Data.
SUMMARY FINANCIAL DATA
(in thousands, except per share data)

	2009	2008	2007	2006	2005
Statement of Operations Data:
Interest income	$17,870	$24,307	$30,173	$31,818	$29,315
Interest expense	4,632	8,118	11,884	10,295	7,054
Net interest income	13,238	16,189	18,289	21,523	22,261
Provision for loan losses	15,847	14,855	14,030	2,639	3,037
Noninterest income (1)	3,569	3,341	3,755	4,031	3,820
Gain (loss) on available for sale securities (1)	199	(3,237)	(548)	—	—
Noninterest expense (2)	15,939	14,979	13,493	14,939	13,653
Loss on sale/writedown of commercial loans held for sale (2)	—	—	4,312	—	—
Income (loss) before tax	(14,780)	(13,541)	(10,339)	7,976	9,391
Net income (loss)	(13,696)	(13,414)	(6,556)	5,586	6,507
Per Share Data:
Basic net income (loss) per share	$(4.32)	$(4.33)	$(2.13)	$1.76	$2.03
Diluted net income (loss) per share	(4.32)	(4.33)	(2.13)	1.76	2.03
Dividends paid	—	0.16	0.84	0.84	0.80
Weighted average basic shares outstanding	3,167,918	3,096,332	3,074,732	3,177,093	3,200,146
Weighted average diluted shares outstanding	3,167,918	3,096,332	3,074,732	3,177,146	3,200,518
Balance Sheet Data:
Total assets	$332,390	$388,783	$432,894	$473,896	$477,225
Loans, gross	274,046	315,817	347,876	384,581	372,855
Allowance for loan losses	18,665	14,122	10,314	7,598	6,991
Deposits	315,196	349,527	379,578	405,544	422,086
Shareholders’ equity	14,376	27,525	40,627	49,992	49,446
Ratios:
Dividend payout ratio	N/A	N/A	N/A	47.55%	39.15%
Average equity to average asset ratio	5.80%	9.24%	10.47%	10.86%	10.18%

(1)	Included in noninterest income in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Income” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	Included in noninterest expense in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Expense” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion provides additional information to assess the consolidated financial condition and results of operations of FNBH Bancorp, Inc. (“Corporation”) and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this annual report.
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
During 2009, the level of regulatory enforcement action taken against the Bank by the Office of the Comptroller of the Currency (OCC) heightened from a formal agreement entered into on October 16, 2008 to the issuance of a Consent Order (the “Order”) dated September 24, 2009. Pursuant to the Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. The Bank failed to meet these required minimum ratios by such deadline and is currently out of compliance with these required minimum capital ratios.
Under the terms of the Consent Order with the OCC, referenced above, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the “Plan”). The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital, based upon the information provided in the Plan.

As noted below, the Bank intends to update the Plan and continue to pursue its capital raising efforts as well as resubmit the Plan to the OCC.
As a result of its failure to submit an acceptable plan to the OCC within the permitted time, for purposes of Prompt Corrective Action (“PCA”) the Bank is now treated as if it were “significantly undercapitalized”. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (2) prohibitions on the acceptance of employee benefit plan deposits, and (3) restrictions on interest rates paid on deposits. As of December 31, 2009, the Bank’s capital ratios are significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2009 and the lack of any commitments for the investment of additional capital as of the current date, it is reasonable to anticipate further regulatory enforcement action by the OCC.
The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of nearly 15% is the worst among all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability to of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.
Dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment have resulted in and may continue to result in significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Additionally, capital and credit markets have continued to experience elevated levels of volatility and disruption over the past two years. This market turmoil and tightening of credit have led to a lack of general consumer confidence and reduction in business activity.
Due to the conditions and events discussed above and elsewhere in this Form 10-K, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the ability of the Bank to continue operating as a going concern. Notwithstanding the above, the consolidated financial statements included in this Form 10-K have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.
As noted below and fully described in Note 2 “Management’s Plan” to the consolidated financial statements, management has undertaken various initiatives to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank’s capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory enforcement action.
In response to these regulatory challenges, difficult market conditions and significant losses incurred in the past three years that have depleted a substantial portion our capital, we have taken steps or initiated actions in an attempt to restore our capital levels and improve our operations, including:
•	On February 19, 2009, we held a special shareholders’ meeting at which our shareholders approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. Additionally, at the annual meeting on May 28, 2009 our shareholders approved a 2,800,000 increase in the number of authorized shares of common stock. We requested the authorization to issue preferred shares and additional shares of common stock in order to be able to raise additional capital required by our current capital position and the Consent Order imposed by the OCC.

•	In September 2009, we prepared a Capital Plan followed by a Confidential Offering Memorandum in November 2009 for the offering and sale of shares of our preferred stock. Although the Capital Plan was deemed unacceptable by the OCC for purposes of its PCA enforcement powers, we continue to work to raise the necessary capital. To date, we have not received any firm commitments for new capital, but we continue to hold negotiations with potentially interested investors.

•	The Bank has taken many steps to address other requirements of the Consent Order, including making improvements to its liquidity risk management program and its loan portfolio management.

•	The Bank believes it has increased the strength of its executive management team through new hires in 2008 and 2009, including CEO Ron Long, CFO Mark Huber, Chief Credit Officer Paul Stark, and Sr. VP – Commercial Loan Officer Gerald Moyer.

•	Management intends to support the Bank’s regulatory capital levels and ratios via strategic balance sheet reductions in 2010 achieved primarily through non-renewal of high cost certificates of deposits while managing normal loan runoff (i.e., scheduled payments) with limited new money loan originations. The execution of this strategy is expected to sustain the Bank’s net interest margin via lower deposit pricing in the current rate environment coupled with greater reliance on lower cost core deposits. The strategy will entail close monitoring of the Bank’s liquidity position and attention to significant customer relationships.
•	Management continues to maintain significant borrowing availability as a source of contingency funding at the Federal Home Loan Bank and Federal Reserve as secured by eligible loans pledged as collateral. At December 31, 2009, the Bank has approximately $27.6 million of unused availability under established lines of credit at the FHLB and Federal Reserve Discount Window. Management conducts on-going reviews of the Bank’s portfolio loans to identify additional eligible collateral to further increase the Bank’s borrowing capacity.

•	Asset quality improvements are critical to the Bank’s future financial results and performance. The active management and targeted reduction in the current level of criticized loans will be pursued through continued quarterly loan portfolio credit quality reviews emphasizing timely monitoring of borrower relationships, timely identification of credit weaknesses, and heightened accountability of loan officers.

•	The Bank’s 2010 budget includes plans for continued emphasis on expense reductions, revenue enhancements, and operational efficiency enhancements.

•	Plans for noninterest income revenue enhancements include partnering with a local established residential mortgage origination company to enhance mortgage loan referral income. Management also intends to originate and sell commercial loans under the federal government’s SBA loan guarantee program to generate additional noninterest income. Finally, the sale of certain non-essential assets and select Bank branches are periodically evaluated to support capital levels.

•	Discretionary, noncritical capital expenditures for facility and technology improvements not otherwise providing a net cost savings or net revenue enhancement have been deferred indefinitely until the Bank’s financial condition improves.

•	In considering alternatives to effect potential cost savings and cost reductions, management remains committed to ensuring that all appropriate and necessary resources available at reasonable costs are utilized to operate the Bank in a manner consistent with safe and sound banking practices.
There can be no assurance these efforts will improve the Bank’s financial condition. Further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose significant challenges on the Bank and are expected to adversely impact financial results. Any further declines in the Bank’s capital levels may likely result in more severe regulatory enforcement action by either the OCC or FDIC.
It is against this backdrop that we discuss our financial condition and results of operations in 2009 as compared to earlier periods.
FINANCIAL CONDITION
At year end 2009, total assets were $332,390,000 representing a 14.5% decrease from the prior year total assets of $388,783,000. Investment securities decreased $18,815,000 (44.3%) to $23,701,000 and gross loans decreased $41,771,000 (13.2%) to $274,046,000. Deposits decreased $34,331,000 (9.8%) to $315,196,000. Other borrowings decreased $8,500,000 to $414,000. Shareholders’ equity decreased $13,149,000 (47.8%) to $14,376,000.
Securities
During 2009, investments securities decreased $18,815,000 due to scheduled maturities, calls and sales of certain municipal securities based on management’s evaluation of the issuers’ credit rating. Purchased certificates of deposit decreased $4,319,000 due to scheduled maturities and management’s decision to sell the remaining portfolio in November 2009 to recognize immediate gains resulting from the favorable interest rate environment. There were no purchases of investment securities classified as available for sale in 2009. At year end, the Bank had $36,943,000 in cash and due from banks and $101,000 in short term investments, an increase of $26,767,000 and decrease of $11,803,000 from the respective December 31, 2008 balances.

The following table sets forth the book value of held to maturity securities, the fair value of available for sale securities and the book value of other securities at December 31:

	(in thousands)
	2009	2008	2007
Held to maturity:
States and political subdivisions	$—	$—	$15,394

Available for sale:
States and political subdivisions	$7,156	$14,704	$—
U.S. agencies	1,527	9,693	14,005
Preferred stock	87	49	—
Mortgage-backed/CMO securities	13,936	17,074	8,238

Total available for sale	$22,706	$41,520	$22,243

Other securities:
FRB stock	$44	$44	$44
FHLBI stock	951	951	951

Total other securities	$995	$995	$995

The following table sets forth contractual maturities of securities at December 31, 2009 and the weighted average yield of such securities:

				(in thousands)
			Maturing After		Maturing After
	Maturing Within		One but Within		Five but Within		Maturing After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
States and political subdivisions	$397	5.88%	$239	3.85%	$1,844	4.04%	$4,676	4.28%
U.S. agencies	1,032	3.88%	—				495	5.25%
Mortgage-backed/CMO securities	—		—		—		13,936	5.74%
Preferred stock	—		—		—		87	0.00%
FRB stock	—		—		—		44	6.03%
FHLBI stock	—		—		—		951	2.87%

Total	$1,429	4.44%	$239	3.85%	$1,844	4.04%	$20,189	5.24%

Tax equivalent adjustment for calculations of yield	$11		$6		$51		$132

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt		Equivalent
	Rate	Adjustment	Basis
Under 1 year	5.88%	2.82%	8.70%
1-5 years	3.85%	2.82%	6.67%
5-10 years	4.04%	2.82%	6.86%
10 years or more	4.28%	2.82%	7.10%
The following table shows the percentage composition of the securities portfolio as of December 31:

	2009	2008	2007
U.S. Treasury & agency securities	6.4%	22.8%	36.3%
Agency mortgage backed/CMO securities	58.8%	40.2%	21.3%
Tax exempt obligations of states and political subdivisions	30.2%	34.6%	39.8%
Preferred stock	0.4%	0.1%	0.0%
Other	4.2%	2.3%	2.6%

Total securities	100.0%	100.0%	100.0%

Loans
The senior management and board of directors of the Bank retain the authority and responsibility for credit decisions. We have adopted uniform loan policy documenting required underwriting standards. Our delegated loan authorities and loan committee structure attempt to provide requisite controls and promote compliance with such established underwriting standards. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the board or the entire board. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses was elevated in 2009, 2008 and 2007 from prior historical levels.

During 2009, the overall loan portfolio decreased $41,771,000 (13.2%). The decrease was attributable in part to the deliberate run-off of existing loans to shrink the Bank’s asset size and manage capital ratios and to diversify risk within the loan portfolio (i.e., reduce concentrations in real estate secured loans). Further deceases in loans resulted from $11.9 million of charge offs and $4.5 million of loans transferred to other real estate owned during 2009. In addition, fewer lending opportunities and credit worthy borrowers limited loan growth in 2009.
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
The following table shows the balance and percentage composition of loans as of December 31:

	(in thousands)
	2009		2008		2007		2006		2005
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$29,719	10.8%	$31,332	9.9%	$35,545	10.2%	$39,768	10.3%	$46,391	12.4%
Residential home equity/other junior liens	17,606	6.4%	20,511	6.5%	19,353	5.6%	20,983	5.4%	19,750	5.3%
Construction, land development and other land	29,119	10.6%	42,712	13.5%	52,383	15.0%	67,376	17.5%	72,572	19.4%
Commercial (nonfarm, nonresidential)	170,364	62.2%	179,674	56.9%	192,784	55.3%	203,219	52.8%	177,417	47.5%
Commercial	20,015	7.3%	31,628	10.0%	33,677	9.7%	31,710	8.2%	29,230	7.8%
Consumer	5,793	2.1%	7,627	2.4%	11,113	3.2%	15,852	4.1%	22,247	6.0%
Other	1,674	0.6%	2,629	0.8%	3,510	1.0%	6,343	1.7%	6,104	1.6%

Total gross loans	274,290	100.0%	316,113	100.0%	348,365	100.0%	385,251	100.0%	373,711	100.0%
Net unearned fees	(244)		(296)		(489)		(670)		(856)

Total Loans	$274,046		$315,817		$347,876		$384,581		$372,855

Loans secured by residential first mortgages decreased $1,613,000 (5.1%) as the mortgage loan portfolio experienced runoff in 2009. Demand for these loan products was weak in 2009 due to declining real estate values, historically high unemployment, and beleaguered state of the residential housing market. At December 31, 2009, the Bank had $8,199,000 of home equity interest-only loans; none of these loans are at low promotional rates.
Construction, land development and other land loans at December 31, 2009 totaled $29,119,000; of this, $5,453,000 was secured by 1-4 family residential construction loans and $23,666,000 was secured by non 1-4 family residential properties. These loans experienced a decline of $13,593,000 (31.8%) partially due to a desire to diversify the Corporation’s loan portfolio away from these higher risk loans given the poor economic conditions for real estate development, particularly residential real estate. This portfolio was further reduced by charge offs and loans transferred into other real estate in 2009.
Commercial real estate loans (nonfarm and nonresidential) declined to $170,364,000 at December 31, 2009 from $179,674,000 at December 31, 2008, a decrease of $9,310,000 (5.2%). The decrease in this portfolio resulted from loan run-off to further reduce concentrations in real estate secured loans along with charge offs and transfers of loans into other real estate. At December 31, 2009, $66,077,000 of these loans were secured by owner occupied properties, while $101,730,000 were secured by nonowner occupied properties and $2,557,000 were secured by multifamily housing.
Consumer loans decreased $1,834,000 (24%) in 2009 primarily due to the continued runoff in indirect auto loans.
Commercial loans experienced a decrease of $11,613,000 (36.7%) in 2009 due to the overall decline in the current economic environment.
Other loans decreased $955,000 (36.3%) in 2009 due to maturities and pay downs on tax exempt loans.

The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2009, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Maturing
	(in thousands)
		After One
	Within One	but Within	After Five
	Year	Five Years	Years	Total
Real estate construction, land development and other land loans	$16,638	$12,481	$—	$29,119
Real estate other (secured by commercial and multi-family)	30,498	125,486	14,380	170,364
Commercial (secured by business assets or unsecured)	12,051	7,534	430	20,015
Other (loans to farmers, political subdivisions, and overdrafts)	308	1,035	331	1,674

Totals	$59,495	$146,536	$15,141	$221,172

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	(in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$127,675	$18,861
Due after five years	14,722	419
At December 31, 2009 and 2008, the Bank’s loan portfolio included significant industry concentrations for: non-residential building operators, single family home builders, lessors of residential buildings, and hotels and motels. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of the Bank’s capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2009.
The future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. Overall loan balances have decreased during each of the past three years primarily resulting from weak economic conditions and depressed real estate values in Michigan. Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our future operating results.
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

	(in thousands)
	2009	2008	2007	2006	2005
Nonperforming Loans and Assets:
Nonaccrual loans	$43,724	$37,096	$14,459	$12,199	$5,234
Loans past due 90 days and still accruing	—	1,560	114	288	391

Total nonperforming loans	43,724	38,656	14,573	12,487	5,625
Other real estate	3,777	2,678	1,523	1,629	680

Total nonperforming assets	$47,501	$41,334	$16,096	$14,116	$6,305

Nonperforming loans as a percent of total loans	15.95%	12.24%	4.19%	3.25%	1.51%
Allowance for loan losses as a percent of nonperforming loans	43%	37%	71%	61%	124%
There were no other interest bearing assets at December 31, 2009 that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of December 31:

	(in thousands)
	2009		2008		2007
Nonperforming Loans	Amount	Percent	Amount	Percent	Amount	Percent
Secured by real estate:
Residential first mortgage	$4,503	10.3%	$2,994	7.7%	$1,565	10.8%
Residential home equity/other junior liens	1,043	2.4%	2,486	6.4%	736	5.0%
Construction and land development and farmland	15,737	36.0%	18,904	48.9%	6,227	42.7%
Commercial real estate	19,802	45.3%	12,053	31.2%	5,831	40.0%
Consumer	53	0.1%	22	0.1%	38	0.3%
Commercial	2,586	5.9%	2,197	5.7%	176	1.2%

Total nonperforming loans	$43,724	100.0%	$38,656	100.0%	$14,573	100.0%

Management regularly evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed in nonaccrual. In addition, loans are placed on nonaccrual when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan in nonaccrual even if the borrower is current. As of December 31, 2009, approximately $17,050,000 (39.0%) of nonperforming loans are making scheduled payments on their loans. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.
Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $3,777,000 at December 31, 2009 compared to $2,678,000 at December 31, 2008. This increase results from the transfer of nonperforming loans secured by real estate into OREO as the foreclosure process is completed and any redemption period expires and from the Bank’s receipt of deeds in lieu of foreclosure.
Since December 31, 2006, the Michigan economy in general and more specifically, the decline in real estate sales and valuations in southeast Michigan, has significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, the local economies served by the Corporation have been adversely impacted by the continued downturn in the automotive market and related industries which, in turn, has caused a significant increase in loan delinquencies. Due to the prolonged troubled economy, the continued decline in real estate values during 2009 and the high concentration of the Corporation’s loans that are secured by real estate, the Corporation has continued to experience an increase in nonperforming loans and impaired loans.
Nonperforming loans increased $5,068,000 from December 31, 2008 primarily due to deteriorating economic conditions that have impacted customers’ cash flows and lowered collateral values of real estate. (Nonperforming loans at December 31, 2007 would have been significantly greater without approximately $25 million of nonperforming loans (before charge offs or fair market value adjustments) being either transferred to held for sale and sold or transferred back into the loan portfolio at bid prices in the third quarter of 2007).
Management expects the work out of these nonperforming loans to take some time, especially given the economic outlook for the state and the Bank’s relatively high balances of loans secured by real estate. These conditions are expected to result in the Bank maintaining high balances of nonperforming loans and are expected to continue to impact the provision for loan losses for the foreseeable future. Management continues to make oversight of these loans a priority. In addition, based on the existing level of problem loans, we anticipate that other real estate owned will continue to increase during 2010 and remain at elevated levels for some period of time as the Bank manages through the problem loan portfolio and borrowers continue to face financial difficulties and tight credit markets.
Impaired loans totaled approximately $41,449,000 at December 31, 2009, and include specifically identified commercial loans included in non-accrual loans, other than homogenous small commercial, residential and consumer loans, and $12,154,000 of commercial loans identified as troubled debt restructurings. Included in impaired loans is $7,898,000 of commercial and commercial real estate loans with no specific reserve allocation which indicates the loan is well collateralized at this time. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a trouble debt restructuring. Impaired loans totaled $27,867,000 at December 31, 2008, and $17,000,000 at December 31, 2007. Impaired commercial loans had specific reserves of $7,439,000 at December 31, 2009, $4,289,000 at December 31, 2008 and $1,781,000 at December 31, 2007.
During 2009, the Bank charged off loans totaling $11,930,000 and recovered $610,000 for a net charge off amount of $11,320,000. The Bank had net charge offs totaling $11,470,000 in 2008 and $10,906,000 in 2007.
If the economy continues to weaken and/or real estate values decline further, the provision for loan losses may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have carefully considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

The loan portfolio is periodically reviewed by internal and external parties and the results of these reviews are reported to the Bank’s Board of Directors. The purpose of these reviews is to verify proper loan documentation, to provide for the early identification of potential problem loans, to challenge and validate internal risk grades assigned by management, to monitor collateral values and to assist the Bank in evaluating the adequacy of the allowance for loan losses.
The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is part of the Corporation’s critical accounting policies, for each of the years ended December 31:

	(in thousands)
	2009	2008	2007	2006	2005
Loans:
Average daily balance of loans for the year	$297,609	$336,637	$375,037	$374,634	$366,877
Amount of loans outstanding at end of year	274,046	315,817	347,876	384,581	372,855
Components:
Allowance for loan losses
Balance, beginning of year	$14,122	$10,314	$7,598	$6,991	$6,093
Loans charged off:
Real estate mortgage	619	261	243	260	26
Commercial (1)	10,730	11,170	5,519	1,785	1,436
Consumer	581	674	860	619	792

Subtotal	11,930	12,105	6,622	2,664	2,254
Charge offs on loans transferred to held for sale (2)	—	—	4,669	—	—

Total charge offs	11,930	12,105	11,291	2,664	2,254
Recoveries to loans previously charged off:
Real estate mortgage	7	14	—	—	—
Commercial	462	370	146	283	120
Consumer	141	251	239	226	142

Total recoveries	610	635	385	509	262

Net loans charged off	11,320	11,470	10,906	2,155	1,992
Additions to allowance charged to operations	15,863	15,278	13,622	2,762	2,890

Balance, end of year	18,665	14,122	10,314	7,598	6,991

Reserve for unfunded credit commitments
Balance, beginning of year	316	739	331	454	307
Additions (reductions) to reserve charged to operations	(16)	(423)	408	(123)	147

Balance, end of year	300	316	739	331	454

Total allowance for loan losses and reserve for unfunded credit commitments	$18,965	$14,438	$11,053	$7,929	$7,445

Ratios:
Net loans charged off to average loans outstanding	3.80%	3.41%	2.91%	0.58%	0.54%
Allowance for loan losses to loans outstanding	6.81%	4.47%	2.96%	1.98%	1.88%

(1)	Partial charge offs of $2,934,831 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale in 2007.

The following table shows charge offs by the type of loan collateral and percentage composition as of December 31:

	(in thousands)
	2009		2008		2007
Charge offs	Amount	Percent	Amount	Percent	Amount	Percent
Secured by real estate
Residential first mortgage	$1,145	9.6%	$775	6.4%	$1,150	10.2%
Residential home equity/other junior liens	1,280	10.7%	413	3.4%	338	3.0%
Construction and land development and farmland	3,573	30.0%	7,647	63.2%	4,709	41.7%
Commercial real estate	3,889	32.6%	1,357	11.2%	2,533	22.4%
Consumer	444	3.7%	450	3.7%	881	7.8%
Commercial	1,599	13.4%	1,463	12.1%	1,680	14.9%

Total charge offs	$11,930	100.0%	$12,105	100.0%	$11,291	100.0%

The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(in thousands)
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$16,520	86.1%	$13,064	86.4%	$9,274	86.5%	$6,675	85.5%	$5,864	81.9%
Consumer	1,138	6.9%	613	6.9%	609	6.3%	442	7.2%	850	9.7%
Real estate mortgage	1,007	7.0%	445	6.7%	431	7.2%	481	7.3%	277	8.4%

Total	$18,665	100.0%	$14,122	100.0%	$10,314	100.0%	$7,598	100.0%	$6,991	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of the credit commitments in each category to total credit commitments, as of December 31:

	(in thousands)
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$136	58.8%	$76	62.5%	$488	79.6%	$207	80.1%	$199	81.9%
Consumer	164	41.2%	240	37.5%	251	20.4%	124	19.9%	255	9.7%
Real estate mortgage	—	—	—	—	—	—	—	—	—	8.4%

Total	$300	100.0%	$316	100.0%	$739	100.0%	$331	100.0%	$454	100.0%

The allowance for loan losses totaled $18,665,000 at year end which was 6.81% of total loans, compared to $14,122,000 (4.47%) in 2008, and $10,314,000 (2.96%) in 2007.
Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of the required allowance balance. When all of these factors were considered, management determined that the $15,847,000 provision for loan losses and resulting $18,665,000 allowance were appropriate as of and for the year ended December 31, 2009.
Due to current economic conditions and the decline in real estate values, the provision for loan losses in 2009 continued to be impacted by the Bank’s concentration in real estate secured lending. The level of loan loss provision in 2010 is expected to be dependent on stabilization in local real estate values and the overall economy. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change, the provision and resulting allowance may also change.
Deposits
Deposit balances of $315,196,000 at December 31, 2009 were $34,331,000 lower than the previous year end. Because year end deposit balances may fluctuate, it is often more meaningful to analyze changes in average balances. Average deposits decreased 6.8% in 2009 compared to 2008. Average demand deposits remained the same while average NOW, savings and money market deposit account (MMDA) balances as a group decreased $8.7 million (6.0%). Average certificates of deposit decreased $15.9 million (9.8%).

Average demand deposits decreased 7.8% from 2007 to 2008, average NOW, savings, and MMDA balances fell 2.6% from 2007 to 2008, and average certificates of deposit fell 11.8% from 2007 to 2008.
The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

			(in thousands)
	2009		2008		2007
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$55,102	0.00%	$55,077	0.00%	$59,734	0.00%
NOW	47,497	0.19%	35,845	0.24%	36,748	0.49%
Savings	41,211	0.28%	38,033	0.49%	38,656	0.50%
MMDA	49,160	0.95%	72,762	2.01%	67,473	3.09%
Time deposits	147,271	2.64%	163,211	3.64%	184,938	4.82%

Total	$340,241	1.34%	$364,928	2.10%	$387,549	2.93%

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2009.
There was an increase in NOW and savings deposits of 32.5% and 8.4%, respectively, on average from 2008 to 2009. NOW deposits increased due to the Bank’s participation in the FDIC’s Temporary Liquidity Guarantee Program which provided unlimited deposit insurance on these balances in 2009. MMDA deposits decreased 32.4% on average from 2008 to 2009 primarily due to consumers transferring their deposits to NOW accounts to take advantage of the FDIC’s unlimited deposit insurance coverage.
The majority of the Bank’s deposits are from core customer sources, representing long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. On occasion, the Bank has issued brokered certificates of deposits to match certain funding and liquidity needs. In early 2009, the Bank issued and then carried higher levels of average brokered deposits to ensure adequate levels of on-balance sheet liquidity. The average balance of brokered certificates was $14.4 million and $8.5 million in 2009 and 2008, respectively. At year-end 2009, brokered deposits totaled $5.4 million compared to $13.9 million at December 31, 2008. Only $275,000 of these brokered certificates were over $100,000 at December 31, 2009 as compared to $372,000 as of December 31, 2008.
Capital
The Corporation’s capital at year end totaled $14,376,000, a $13,149,000 (47.8%) decrease compared to capital of $27,525,000 at December 31, 2008, and $40,627,000 at December 31, 2007. Included in capital at December 31, 2009 is an $111,000 net of tax unrealized gain on investment securities available for sale.
Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for institutions. The leverage ratio, which divides Tier 1 capital by quarterly average assets, must be 4% for an institution to be considered adequately capitalized. The Bank’s leverage ratio was 4.25% at year end 2009. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 4% for an institution to be considered adequately capitalized. The Bank’s Tier 1 risk-based capital ratio was 5.15% at year end 2009. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 8% for an institution to be considered adequately capitalized. The Bank’s total risk-based capital ratio was 6.46% at year end 2009.
The following table lists various Bank capital ratios at December 31:

	Minimum	Minimum
	Regulatory	Regulatory Ratio
	Ratio for Well	for Adequately	Bank Ratios
	Capitalized	Capitalized	2009	2008	2007
Average equity to average asset ratio	—	—	5.80%	9.24%	10.42%
Tier 1 leverage ratio	5.00%	4.00%	4.25%	6.89%	9.60%
Tier 1 risk-based capital	6.00%	4.00%	5.15%	8.27%	10.61%
Total risk-based capital	10.00%	8.00%	6.46%	9.56%	11.88%
As a result of the Consent Order issued to the Bank by the OCC on September 24, 2009, the Bank is subject to higher minimum capital ratios than those shown above. The Bank is required to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank was not in compliance with these minimum ratios as of December 31, 2009. In addition, the Capital Plan submitted by the Bank to the OCC was deemed not acceptable by the OCC. As a result, the Bank is currently deemed to be “significantly undercapitalized” for purposes of the OCC’s prompt corrective action (PCA) enforcement powers. See Item 1, Business, Supervision and Regulation above for additional details.
The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. In the third quarter of 2008 the Corporation suspended, indefinitely, the payment of dividends due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.
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
Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $59.7 million at year end 2009 or about 18.0% of total assets. This compares to $67.9 million or about 17.5% of total assets at year end 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.
Of the Corporation’s available liquidity at December 31, 2009 and 2008 noted above, investment securities with a fair value of approximately $12,567,000 and $18,011,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The core deposit base is the primary source of the Corporation’s liquidity. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Indianapolis (FHLBI), borrowings through the discount window of the Federal Reserve Bank of Chicago and in the past has issued certificates of deposit through brokers.
The Corporation’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct event would be restrictions imposed by regulators due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures. In addition, the expiration of the FDIC’s Transaction Account Guarantee Program (TAGP) on June 30, 2010 presents a potential liquidity risk for the Corporation. At December 31, 2009 the Bank had approximately $43.5 million of customer deposits receiving unlimited FDIC insurance under TAGP. The expiration or non-renewal of the TAGP by the FDIC, may result in the outflow of significant amounts of deposits from the Bank which could have an adverse impact on our liquidity. Examples of indirect events unrelated to the Corporation that could have an effect on the Corporation’s access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about the Corporation or the banking industry in general may adversely affect the cost and availability of normal funding sources.
The Corporation maintains a liquidity contingency plan that outlines the process for addressing a potential liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity though a problem period.
It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI Borrowings, or Federal Reserve discount borrowings. The Bank has a $10,100,000 line of credit available at the FHLBI and the Bank has pledged certain commercial and consumer loans secured by residential real estate as collateral for this borrowing. At December 31, 2009, the Bank had $414,000 in borrowings against the line. The Bank has a $16,100,000 line of credit available at the Federal Reserve and the Bank has pledged certain commercial loans as collateral for this available borrowing. At December 31, 2009, the Bank did not have any borrowings against the line. The Bank could also utilize repurchase agreements to obtain funding which enable borrowing from a broker while pledging certain investment securities as collateral.
In addition, no short-term borrowings were made by the Bank during 2009, other than for isolated routine testing of its FHLBI and Federal Reserve lines of credit.

Contractual Obligations and Commitments
The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2009:

			(in thousands)
	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity (1)	$188,585	$—	$—	$—	$188,585
Consumer and brokered certificates of deposits(2)	96,911	26,597	5,606	28	129,142
Long term advances(3) (4)	415	—	—	—	415
Operating leases (5)	42	74	—	—	116
Purchase obligations (6)	504	722	475	36	1,737

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2009. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations; there were no variable rate obligations outstanding at December 31, 2009.

(3)	Includes interest on fixed rate obligations.

(4)	See Note 9, “Other Borrowings,” in Notes to Consolidated Financial Statements.

(5)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.

(6)	Purchase obligations relate to certain contractual payments for services provided for information technology and data processing.
The following table lists significant commitments by maturity date as of December 31, 2009:

			(in thousands)
	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Commercial loans	$10,459	$1,622	$—	$—	$12,081
Commercial construction loans	322	—	—	—	322
Consumer loans	118	132	48	8,451	8,749
Standby letters of credit	200	—	—	—	200
Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
Quantitative and Qualitative Disclosures about Market Risk
The current economic outlook and its potential impact on the Bank and current interest rate forecasts are reviewed monthly to determine the potential impact on the Corporation’s performance. Actual results are compared to budget in terms of growth and income. A yield and cost analysis is done to monitor interest margin. Various ratios are monitored including capital ratios and liquidity. Also, the quality of the loan portfolio is reviewed in light of the current allowance for loan losses, and the Bank’s exposure to market risk is reviewed.
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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of December 31, 2009:

			(in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$118,686	$69,355	$79,864	$6,141	$274,046
Securities	1,538	3,998	10,648	7,517	23,701
Short term investments	101	—	—	—	101

Total assets	$120,325	$73,353	$90,512	$13,658	$297,848

Liabilities:
NOW, savings, and MMDA	$32,585	$—	$—	$90,356	$122,941
Time deposits	41,175	54,093	31,317	26	126,611
FHLBI advances & other borrowings	414	—	—	—	414

Total liabilities	$74,174	$54,093	$31,317	$90,382	$249,966

Rate sensitivity GAP:
GAP for period	$46,151	$19,260	$59,195	$(76,724)
Cumulative GAP	46,151	65,411	124,606	47,882

December 31, 2009 cumulative sensitive ratio	1.62	1.51	1.78	1.19
December 31, 2008 cumulative sensitive ratio	0.98	0.84	1.40	1.19
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
In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 151% asset sensitive at year end and was 16% liability sensitive for the previous year.
Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 2.52% in the first year, while a 200 basis point increase in interest rates would decrease net interest income by approximately .86% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.
Fair Value of Financial Instruments
We use fair value measurements to record adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for investment. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See Note 21, “Fair Value Measurements”, in Notes to Consolidated Financial Statements for further information about the extent to which fair value is used to measure assets, the valuation methodologies used, and its impact on earnings.
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists for disclosures of assets or liabilities recorded at fair value. The classification of assets within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived data or market-based information obtained form independent sources, while unobservable inputs reflect our estimates about market data. The three levels of the fair value hierarchy are as follows:
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
At December 31, 2009, $22.7 million, or 6.8% of total assets, consisted of assets recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented 12.0% of these assets (0.8% of total assets). The remaining assets measured at fair value on a recurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.
Our asset valued on a recurring basis using Level 3 measurements was a non-agency collateralized mortgage obligation (CMO). This asset has underlying collateral which consists of jumbo, interest only, adjustable rate mortgages with a 10 year fixed interest rate and a 30 to 40 year amortization schedule. The vast majority of the mortgages were originated in 2007, are concentrated in California, and are limited documentation loans. This asset was reclassified from a Level 2 to a Level 3 measurement in the fourth quarter of 2008 because significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. As discussed further in Note 3, “Investment Securities” in Notes to Consolidated Financial Statements, an other-than-temporary impairment charge of $1,338,938 was recorded in 2008 related to this asset.
RESULTS OF OPERATIONS
Net loss was $13,696,000 in 2009, a $283,000 decrease in profitability compared to net loss of $13,413,000 in 2008. In 2008, our net loss was a decrease of $6,857,000 in profitability compared to our net loss of $6,556,000 reported in 2007.
The ratio of net income (loss) to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2009	2008	2007	2006	2005
Net income (loss) as a percent of:
Average common equity	-64.62%	-34.92%	-13.98%	11.06%	13.63%
Average total assets	-3.78%	-3.23%	-1.46%	1.20%	1.39%
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
From September 2007 to December 2008 the Federal Reserve Bank reduced the target federal funds rate from 5.25% to 0.25%, where it has since remained. In addition, the yield curve has steepened considerably. The current rate environment (lower short term interest rates and steeper yield curve) has had a favorable impact on our net interest margin during 2009 and 2008 which partially offset the adverse impact of declining levels of average interest earning assets, as described below.
The following yield analysis shows that the Corporation’s interest margin decreased 15 basis points in 2009 as a result of a decrease of 81 basis points in yield on earning assets combined with a decrease of 93 basis points in the interest cost on deposits and borrowings. In 2008, the interest margin decreased 22 basis points as a result of a decrease of 96 basis points in yield on earning assets combined with a decrease of 97 basis points in the interest cost on deposits and borrowings.
The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31, 2009, 2008, and 2007.
Yield Analysis of Consolidated Average Assets and Liabilities

					(in thousands)
	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Short term investments	$4,566	$11.4	0.25%	$18,186	$382.3	2.10%	$3,091	$150.6	4.87%
Certificates of deposit	3,386	162.8	4.81%	4,503	219.5	4.87%	3,998	189.2	4.73%
Securities: Taxable	21,963	1,235.9	5.63%	24,714	1,397.0	5.65%	29,795	1,324.8	4.45%
Tax-exempt (1)	10,747	646.9	6.02%	15,412	912.7	5.92%	16,021	941.5	5.88%
Commercial loans (2)(3)	256,848	13,710.3	5.34%	292,103	18,632.6	6.38%	324,097	23,988.5	7.40%
Consumer loans (2)(3)	20,232	1,217.3	6.02%	21,671	1,620.3	7.48%	24,522	2,160.4	8.81%
Mortgage loans (2)(3)	20,354	1,136.3	5.58%	22,863	1,488.9	6.51%	26,418	1,774.0	6.72%

Total earning assets and total interest income	338,096	$18,120.9	5.36%	399,452	$24,653.3	6.17%	427,942	$30,529.0	7.13%
Cash and due from banks	27,798			7,959			8,914
All other assets	16,306			20,869			19,845
Allowance for loan losses	(16,897)			(12,751)			(8,940)

Total assets	$365,303			$415,529			$447,761

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOW	$47,496	$91.7	0.19%	$35,845	$87.7	0.24%	$36,748	$181.5	0.49%
Savings	41,211	115.0	0.28%	38,033	185.9	0.49%	38,656	192.7	0.50%
MMDA	49,160	465.5	0.95%	72,762	1,465.3	2.01%	67,473	2,081.7	3.09%
Time deposits	147,272	3,894.7	2.64%	163,211	5,941.2	3.64%	184,938	8,910.4	4.82%
Short term borrowings	29	1.3	4.48%	273	13.8	5.05%	6,918	371.3	5.37%
FHLBI long term advances	1,212	64.2	5.30%	8,812	424.5	4.82%	2,504	147.1	5.87%

Total interest bearing liabilities and total interest expense	286,380	4,632.4	1.62%	318,936	8,118.4	2.55%	337,237	11,884.7	3.52%

Noninterest bearing deposits	55,102			55,077			59,734
All other liabilities	2,625			3,104			3,905
Shareholders’ equity	21,196			38,412			46,885

Total liabilities and shareholders’ equity	$365,303			$415,529			$447,761

Interest spread			3.74%			3.63%			3.61%

Net interest income-FTE		$13,488.5			$16,534.9			$18,644.3

Net interest margin			3.99%			4.14%			4.36%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments — Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $42,362,000 in 2009, $27,823,000 in 2008 and $13,691,000 in 2007 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $97,000 in 2009, $243,000 in 2008, and $328,000 in 2007.
Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods.

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

			(in thousands)
	Year ended December 31, 2009			Year ended December 31, 2008
		compared to			compared to
	Year ended December 31, 2008			Year ended December 31, 2007
		Amount of Increase (Decrease) Due to Change in
			Total			Total
			Amount			Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Short term investments	$(286)	$(84)	$(370)	$736	$(503)	$233
Certificates of deposit	(54)	(2)	(56)	24	6	30
Securities:
Taxable	(156)	(6)	(162)	(226)	298	72
Tax exempt	(276)	10	(266)	(36)	7	(29)
Loans	(2,520)	(3,158)	(5,678)	(2,859)	(3,322)	(6,181)

Total interest income	$(3,292)	$(3,240)	$(6,532)	$(2,361)	$(3,514)	$(5,875)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$(104)	$(963)	$(1,067)	$65	$(782)	$(717)
Time deposits	(580)	(1,466)	(2,046)	(1,047)	(1,922)	(2,969)
Short term borrowings	(12)	0	(12)	(357)	(1)	(358)
FHLBI advances	(366)	6	(360)	371	(93)	278

Total interest expense	$(1,062)	$(2,423)	$(3,485)	$(968)	$(2,798)	$(3,766)

Net interest income (FTE)	$(2,230)	$(817)	$(3,047)	$(1,393)	$(716)	$(2,109)
Tax equivalent net interest income decreased $3,047,000 in 2009. The decrease was the result of a $3,485,000 decrease in interest expense and a $6,532,000 decrease in interest income. The decrease in interest income is attributable to a decrease in average earning assets of $61,356,000 during the year and a decrease of 81 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing liabilities of $32,556,000 combined with a decrease in rates paid of 93 basis points.
Tax equivalent loan interest income was $5,678,000 lower in 2009 than the previous year. The decrease was due to a decrease of 106 basis points in the rate of interest earned on loans combined with a decrease in average balances of $39,202,000 in 2009. In addition, the increasing level of nonperforming loans during 2009 negatively impacted loan interest income. If the average balance of nonperforming loans continues to increase in 2010, average loan rates and net interest income will continue to be adversely impacted. In 2008, tax equivalent loan interest was $6,181,000 lower than 2007 due to a decrease of 99 basis points in the rate of interest earned on loans combined with a decrease in average balances of $38,400,000 in 2008. The Bank’s net interest income may also be adversely impacted by the Bank’s inability to support loan growth due to declines in its capital.
Income on taxable securities decreased $162,000 in 2009 due to a decrease in average balances of $2,751,000. Tax equivalent income on tax-exempt bonds decreased $266,000 in 2009 due to a decrease of $4,665,000 in average balances partially offset by an increase of 10 basis points in yield. Interest income on short term investments decreased $370,000 due to a decrease of $13,620,000 in average balances and a decrease in yield of 185 basis points. The average balance of purchased certificates decreased $1,117,000 and the interest yield on these certificates decreased 6 basis points.
The interest cost for NOW, savings and MMDA accounts decreased $1,067,000 because the interest rate paid was 70 basis points lower and average balances decreased $8,773,000. Interest on time deposits decreased $2,046,000 as a result of a decrease in average balances of $15,939,000 combined with a decrease in interest rate of 100 basis points. Interest incurred on outstanding FHLBI advances decreased $360,000 primarily as a result of the Bank’s repayment of $8,483,000 of long-term advances in March 2009.
During 2009, net interest margin (tax equivalent basis) rose from 3.90% reported for the quarter ended March 31, 2009 to 3.99% for the quarter ended December 31, 2009.

In 2008, tax equivalent net interest income had decreased $2,109,000. The decrease was the result of a $3,766,000 decrease in interest expense and a $5,875,000 decrease in interest income. The decrease in interest income is attributable to a decrease in average earning assets of $28,490,000 during the year and a decrease of 96 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in interest bearing funds of $18,301,000 combined with a decrease in rates paid of 97 basis points.
The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2009	2008	2007
As a percent of average earning assets:
Loans	87.98%	84.27%	87.64%
Securities	9.67%	10.05%	10.71%
Certificates of deposit	1.00%	1.13%	0.93%
Short term investments	1.35%	4.55%	0.72%

Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	40.78%	36.71%	33.38%
Time deposits	43.55%	40.86%	43.21%
Short term borrowing	0.01%	0.07%	1.62%
FHLBI advances	0.36%	2.21%	0.59%

Average interest bearing liabilities	84.70%	79.85%	78.80%

Earning asset ratio	92.55%	96.13%	95.57%
Free-funds ratio	15.30%	20.16%	21.20%
Provision for Loan Losses
The provision for loan losses increased to $15,847,000 in 2009 compared to $14,855,000 in 2008 and $14,030,000 in 2007. At year end, the ratio of the allowance for loan loss to loans was 6.81%, compared to 4.47% in 2008 and 2.96% in 2007. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.
Noninterest Income
Non-interest income represents 17.4% of total revenue in 2009, 0.4% in 2008, and 9.6% in 2007. Non-interest income includes service charges and other fee income, trust income, gain (loss) on available for sale securities, gain on sale of mortgage loans, and other miscellaneous income.
Total service charges and other fee income was $3,224,000 in 2009 compared to $2,957,000 in 2008 and $3,308,000 in 2007. In 2009 there was an increase of $267,000 (9.0%) from 2008 due to higher non sufficient fund fees relating to the Bank’s implementation of an overdraft protection program in May 2009, higher ATM network income, and lower service charge reversals. These favorable variances were partially offset by lower service charges on deposit accounts and lower mortgage fee income. In 2008 there was a decrease of $351,000 (10.6%) from 2007 due to lower non sufficient fund fees, lower commercial and consumer loan late fees and loan service charges partially offset by higher ATM network income, higher mortgage application fees and higher check printing fees.
Trust income was $336,000 in 2009 compared to $375,000 in 2008 and $402,000 in 2007. In 2009 there was a decrease of $39,000 (10.3%) compared to 2008 due to lower asset values and a greater percentage of investments in fixed income products partially offset by higher nonrecurring trust consulting income. In 2008 there was a decrease of $27,000 (6.7%) compared to 2007 due to change in customer investment preference from equity securities to fixed income products.
The Bank uses a third party to underwrite, fund, and close residential mortgage loans. In return, the Bank earns a commission for taking the application and performing related services for the third party. The Bank received $17,000 and $42,000 in commissions for 2009 and 2008, respectively which are included in other fee income. During 2007, the last year in which the Bank originated and sold residential mortgages on the secondary market, the Bank recognized gain on sale of mortgage loans of $39,000 which is reported in other noninterest income. No gain on sale of mortgages was recorded in 2009 and 2008.
Gain on sale of securities totaled $199,000 in 2009 from management’s decision to sell twenty five municipal securities based on an evaluation of the issuers’ credit ratings. Gain also resulted from sale of the purchased brokered certificates in 2009 based on management’s action to realize immediate gains caused by the favorable interest rate environment. In 2008, impairment losses totaling $3,237,000 were recognized on the Corporation’s Freddie Mac and Fannie Mae preferred stock and CMO security. In 2007, net loss of $548,000 resulted from the sale of investment securities.
Noninterest Expense
Noninterest expense totaled $15,939,000, $14,979,000 and $17,805,000 in 2009, 2008 and 2007, respectively. The increase in 2009 is primarily due to an increase in FDIC insurance, insurance expense, and net losses on sale/writedown of ORE property. Reported noninterest expense for 2007 includes loss on sale/writedown of commercial loans held for sale of $4,300,000. Due to the current challenging economic environment, management is focused on initiatives to reduce and contain noninterest expense.
The most significant component of noninterest expense is salaries and employee benefits. In 2009, salaries and employee benefits decreased $256,000 (3.8%) from $6,788,000 in 2008 to $6,532,000 in 2009. The decrease primarily results from reduced salary expense of $245,000 (4.5%) and reduced group medical insurance costs of $68,000 (20.8%). These decreases relate to fewer employees in 2009 than 2008 and changes in the Bank’s health insurance plans. These favorable variances were partially offset by an increase in contracted payroll of $169,000 which was elevated due to the Bank’s need for additional temporary help in the commercial loan workout area. In 2008, salaries and employee benefits totaled $6,800,000, an increase of $144,000 (2.2%) over 2007. Salaries increased $241,000 (4.5%) in 2008 from 2007 and profit sharing expense decreased by $138,000 (97.3%) due to elimination of profit sharing based on the Corporation’s results.
Occupancy expense decreased $55,000 (4.6%) in 2009 due to lower building services, repairs and maintenance and reduced depreciation resulting in part from closure of the Bank’s Lake Chemung branch in May 2009. These were partially offset by higher utilities and property taxes. In 2008 occupancy expense decreased $26,000 (2.1%) due to lower property taxes, partially offset by higher building service costs.
Equipment expenses decreased $89,000 (18.8%) in 2009 due primarily to lower equipment maintenance charges, other equipment expense and depreciation expense. In 2008, equipment expense decreased $16,000 (3.3%) due to reduced depreciation expense resulting from the Bank’s phone system becoming fully depreciated.
Professional and service fees decreased $206,000 (9.1%) in 2009 primarily due to lower accounting, consulting and legal fees, partially offset by higher OCC assessments. Legal fees, although slightly lower in 2009 from 2008, are expected to remain elevated as the Bank continues to require increased legal services for the work out of nonperforming loans. In 2008, professional and service fees increased $230,000 (11.3%) due primarily to higher legal fees. The Bank’s annual fee paid to the OCC was $208,000 and $112,000 in 2009 and 2008, respectively. The 2009 fee included a surcharge resulting from the Bank’s need for increased regulatory supervision. In light of the Bank’s current condition, the annual OCC assessment for 2010 is expected to remain elevated and approximate the 2009 expense, adjusted slightly for the Bank’s 2010 decreased asset levels.
Computer service fees decreased $35,000 (6.9%) in 2009 compared to 2008 due to lower costs for our on-line bill pay, trust department software, and internal monitoring and testing of our firewall security. Computer service fees decreased $77,000 (13.3%) in 2008 due to higher 2007 costs associated with a core processing conversion.
FDIC assessment fees increased $1,039,000 (173.2%) in 2009 due to an increase in FDIC rates and a special assessment fee impacting all insured depository institutions designed to restore reserve balances in the FDIC’s Deposit Insurance Fund. The special assessment enacted by the FDIC in June 2009 resulted in additional expense to the Bank of $173,000. In addition, due the Bank’s undercapitalized regulatory classification and increased risk profile determined pursuant to a regulatory examination completed in July 2009, the Bank’s FDIC assessment rate was increased retroactive to March 2009 further contributing to the higher 2009 expense.
On November 12, 2009, the FDIC enacted assessment regulations requiring insured depository institutions to prepay their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, as well as for all of 2010, 2011, and 2012, by December 30, 2009. The pre-payment of these assessments is mandatory for all insured depository institutions; however, the FDIC retained the discretion to exempt certain institutions from the prepayment requirements. Under these regulations, the FDIC did exempt the Bank from prepaying its assessment for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. FDIC assessment fees increased $553,000 in 2008 compared to 2007 due to higher assessments, partially reduced by a one-time credit being fully utilized in the first half of 2008.
Based on the existing number of troubled banks and expected bank failures projected by the FDIC and the current condition and risk profile of our Bank, the FDIC rates and assessment expense are expected to remain elevated in 2010, with assessment expense adjusted slightly for expected decreases in the Bank’s deposit base.
Computer software amortization expense decreased $18,000 (6.3%) in 2009 compared to 2008. In 2008, computer software amortization expense increased $21,000 (7.8%) compared to 2007.
Printing and supplies decreased $92,000 (33.3%) in 2009 due to outsourcing of our statement printing to a third party in early 2009 and savings realized from improved control of inventory levels at all locations. Printing and supplies decreased $36,000 (11.7%) in 2008 primarily due to higher supplies costs in 2007 related to the core system conversion.
Director fees decreased $146,000 (66.4%) in 2009 due to a reduction in the number of directors and an overall reduction in the level of director compensation. Director fees decreased $81,000 (27.0%) in 2008 compared to 2007 due to no profit sharing bonus accrual for directors in 2008, changes in director compensation and fewer committee meetings in 2008.
Loan collection and foreclosed property expenses primarily include collection costs related to non-performing or delinquent loans and other real estate. Total expense decreased $6,000 (0.5%) from 2008 due to lower ORE and appraisal expense partially offset by higher loan and collection expense. Although the nature and amount of these expenses correlate directly with specific problem loans and ORE properties, the level of these costs is expected to remain elevated in the near term future due to the Bank’s high level of non-performing loans. In 2008, loan collection and foreclosed property expenses increased $871,000 compared to 2007 also due to higher levels of nonperforming loans and foreclosed assets.

Net loss on the sale/writedown of ORE increased $556,000 in 2009 compared to 2008. This was primarily due to net losses incurred on sale of 17 commercial properties in 2009 and fair value adjustments (i.e. write-downs) to commercial properties totaling $1,083,000. In 2008, net loss on the sale of ORE increased $44,000 compared to 2007 due to loss on sale of ORE mortgage properties.
Other expense increased $267,000 (26.5%) in 2009 compared to 2008 primarily due to increased business insurance expense of $435,000 caused by a combination of the overall instability in the banking industry and financial markets and the Corporation’s financial condition. This unfavorable variance was partially offset by management’s continued efforts to control and decrease expenses in advertising, business development, charitable contributions, education and membership and dues expense. Other expense decreased $141,000 (12.3%) in 2008 compared to 2007 due to lower advertising, meals and entertainment expense, community business development activities and lower charitable contributions in 2008.
Federal Income Tax Expense (Benefit)
Income tax benefit was $(1,085,000), $(127,000), and $(3,783,000) in 2009, 2008 and 2007, respectively. We recorded a valuation allowance of $4,120,000 and $4,750,000 in 2009 and 2008, respectively, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. The 2009 income tax benefit increased $958,000 from 2008 due to recognition of a $1,694,000 tax benefit resulting from tax legislation which provides for a refund of taxes paid in prior years, partially offset by tax expense related to an additional valuation allowance on previously recorded deferred tax assets. The effective tax rate was 7.34%, 0.9%, and 36.6% in 2009, 2008 and 2007, respectively. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.
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
Valuation of Investment Securities
See Notes 1(b) and 21 in Notes to Consolidated Financial Statements for a discussion of our policies for valuing investment securities. Other-than-temporary impairment (OTTI) analyses are conducted on a quarterly basis or more frequently if a potential loss-triggering event occurs. Our evaluation considers various qualitative and quantitative factors regarding each investment category, including if investment securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time a security has been in a loss position, the size of the loss position and other meaningful information. In addition, with respect to our non-government agency CMO security, management regularly completes a cash flow analysis with the assistance of a third party specialist. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.
For debt securities, we distinguish between the credit and noncredit components of an OTTI event. The credit component of an OTTI charge is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. If we do not intend to sell the security and it is more likely than not that we will not have to sell the security before the anticipated recovery of the remaining amortized cost basis, the credit component of the OTTI charge is recognized in earnings and the remaining portion in other comprehensive income. If either of the above criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings.
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
Accounting for Income Taxes
We account for income taxes using the asset and liability method which results in two components of income tax expense, current and deferred. (Income taxes are also discussed in more detail in Note 10, “Income Taxes,” in Notes to Consolidated Financial Statements). Accrued income taxes represent the net estimated amount currently due to or to be received from taxing authorities. In estimating accrued income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. We record a valuation allowance if we believe, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, we record a valuation allowance to reduce our future tax assets to the amount that we believe can be realized in our future tax returns.
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
Impact of New Accounting Standards
See Note 26, “Impact of New Accounting Standards,” in Notes to Consolidated Financial Statements for discussion of new accounting standards and their impact.
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
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
FNBH Bancorp, Inc.
Howell, Michigan
We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The Corporation’s subsidiary bank (“Bank”) is undercapitalized under regulatory capital guidelines and, during 2009, the Bank entered into a consent order regulatory enforcement action (“consent order”) with its primary regulator, the Office of the Comptroller of the Currency. The consent order requires management to take a number of actions, including, among other things, increasing and maintaining its capital levels at amounts in excess of the Bank’s current capital levels. As discussed in Note 18, the Bank has not yet met the higher capital requirements and is therefore not in compliance with the consent order. As a result of the uncertain potential impact of future regulatory actions, circumstances exist that raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2010 expressed an unqualified opinion thereon.
Grand Rapids, Michigan
March 30, 2010

BDO Seidman, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
FNBH Bancorp, Inc.
Howell, Michigan
We have audited FNBH Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FNBH Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, FNBH Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 30, 2010 expressed an unqualified opinion thereon.
Grand Rapids, Michigan
March 30, 2010

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$36,942,636	$10,175,999
Short term investments	101,029	11,904,019

Total cash and cash equivalents	37,043,665	22,080,018

Certificates of deposit	—	4,319,000
Investment securities:
Investment securities available for sale, at fair value	22,705,612	41,520,572
FHLBI and FRB stock, at cost	994,950	994,950

Total investment securities	23,700,562	42,515,522

Loans held for investment:
Commercial	235,937,243	272,945,793
Consumer	18,777,849	21,711,696
Real estate mortgage	19,330,658	21,159,504

Total loans held for investment	274,045,750	315,816,993
Less allowance for loan losses	(18,665,173)	(14,122,291)

Net loans held for investment	255,380,577	301,694,702

Premises and equipment, net	8,091,463	8,626,526
Other real estate owned, held for sale	3,777,119	2,678,444
Facilities held for sale, net	60,453	—
Deferred tax assets, net	—	819,557
Accrued interest and other assets	4,336,526	6,048,757

Total assets	$332,390,365	$388,782,526

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$65,643,739	$56,404,701
NOW	50,642,881	35,539,239
Savings and money market	72,297,919	101,422,737
Time deposits	121,200,201	142,286,835
Brokered certificates of deposit	5,410,951	13,873,571

Total deposits	315,195,691	349,527,083
Other borrowings	413,970	8,897,277
Accrued interest, taxes, and other liabilities	2,404,440	2,833,064

Total liabilities	318,014,101	361,257,424
Shareholders’ Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding at December 31, 2009	—	—
Common stock, no par value. Authorized 7,000,000 shares at December 31, 2009 and 4,200,000 at December 31, 2008; 3,149,850 shares issued and outstanding at December 31, 2009 and 3,119,620 shares issued and outstanding at December 31, 2008	6,738,128	6,583,158
Retained earnings	6,641,060	19,643,976
Deferred directors’ compensation	885,919	902,333
Accumulated other comprehensive income, net	111,157	395,635

Total shareholders’ equity	14,376,264	27,525,102

Total liabilities and shareholders’ equity	$332,390,365	$388,782,526

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2009, 2008, and 2007

	2009	2008	2007
Interest and dividend income:
Interest and fees on loans	$16,009,172	$21,662,130	$27,819,663
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	1,205,935	1,276,017	1,277,759
Obligations of states and political subdivisions	446,827	644,588	680,515
Other securities	29,984	120,935	47,070
Interest on certificates of deposit	162,812	219,489	189,233
Interest on short term investments	14,813	384,077	159,074

Total interest and dividend income	17,869,543	24,307,236	30,173,314

Interest expense:
Interest on deposits	4,566,956	7,680,058	11,366,317
Interest on other borrowings	65,399	438,307	518,395

Total interest expense	4,632,355	8,118,365	11,884,712

Net interest income	13,237,188	16,188,871	18,288,602
Provision for loan losses	15,846,853	14,854,900	14,029,666

Net interest income (deficiency) after provision for loan losses	(2,609,665)	1,333,971	4,258,936

Noninterest income:
Service charges and other fee income	3,223,857	2,957,150	3,308,113
Trust income	336,258	374,886	401,768
Gain (loss) on securities	198,651	(3,236,635)	(547,571)
Other	9,129	8,694	44,767

Total noninterest income	3,767,895	104,095	3,207,077

Noninterest expense:
Loss on sale/writedown of commercial loans held for sale	—	—	4,311,528
Salaries and employee benefits	6,532,037	6,788,477	6,644,273
Net occupancy expense	1,138,208	1,192,987	1,218,720
Equipment expense	382,701	471,309	487,532
Professional and service fees	2,058,513	2,264,882	2,035,141
Loan collection and foreclosed property expenses	1,099,083	1,104,654	233,768
Computer service fees	464,224	498,878	575,452
Computer software amortization expense	267,852	285,911	265,343
FDIC assessment fees	1,639,183	600,058	47,197
Printing and supplies	184,058	275,840	312,256
Director fees	73,742	219,357	300,428
Net loss on sale of OREO/repossessions	827,324	271,166	227,557
Other	1,271,756	1,005,063	1,145,915

Total noninterest expense	15,938,681	14,978,582	17,805,110

Loss before federal income tax	(14,780,451)	(13,540,516)	(10,339,097)
Federal income tax benefit	(1,084,568)	(127,276)	(3,782,909)

Net loss	$(13,695,883)	$(13,413,240)	$(6,556,188)

Per share statistics:
Basic and diluted EPS	$(4.32)	$(4.33)	$(2.13)
Dividends	$—	$0.16	$0.84
Basic average shares outstanding	3,167,918	3,096,332	3,074,732
Diluted average shares outstanding	3,167,918	3,096,332	3,074,732
See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
December 31, 2009, 2008, and 2007

				Accumulated
			Deferred	Other
			Directors’	Comprehensive
	Common Stock	Retained Earnings	Compensation	Income (Loss)	Total
Balances at December 31, 2006	$6,005,835	$43,625,997	$725,186	$(364,544)	$49,992,474
Earned portion of long term incentive plan, net	130,832				130,832
Issued 1,186 shares for employee stock purchase plan	25,211				25,211
Issued 653 shares for current directors’ fees	12,998				12,998
Issued 1,141 shares for directors’ variable fee plan	30,020				30,020
Issued 685 shares for deferred directors’ fees	14,549		(14,549)		—
Directors’ deferred compensation (6,560 stock units)			148,972		148,972
Comprehensive income:
Net loss		(6,556,188)			(6,556,188)
Change in unrealized gain (loss) on investment securities available for sale, net of tax effect				83,489	83,489
Less reclassification adjustment for realized securities net loss included in net loss, net of tax effect				361,397	361,397

Total comprehensive loss					(6,111,302)
Repurchase of common stock (39,000 shares)	(77,610)	(960,995)			(1,038,605)
Cash dividends ($0.84 per share)		(2,563,418)			(2,563,418)

Balances at December 31, 2007	6,141,835	33,545,396	859,609	80,342	40,627,182
Earned portion of long term incentive plan, net	139,652				139,652
Issued 1,356 shares for employee stock purchase plan	10,367				10,367
Issued 57,556 shares for a stock subscription	259,000				259,000
Issued 2,242 shares for current directors’ fees	17,196				17,196
Issued 712 shares for deferred directors’ fees	15,108		(15,108)		—
Directors’ deferred compensation (7,287 stock units)			57,832		57,832
Comprehensive income:
Net loss		(13,413,240)			(13,413,240)
Change in unrealized gain on investment securities available for sale, net of tax effect				(2,572,071)	(2,572,071)
Less reclassification adjustment for other-than-temporary impairment charge on securities included in net loss, net of tax effect				2,887,364	2,887,364

Total comprehensive loss					(13,097,947)
Cash dividends ($0.16 per share)		(488,180)			(488,180)

Balances at December 31, 2008	6,583,158	19,643,976	902,333	395,635	27,525,102
Cumulative effect of change in accounting principle, adoption of ASC Topic 320, net of tax		692,967		(692,967)	—
Earned portion of long term incentive plan, net	88,155				88,155
Issued 4,609 shares for employee stock purchase plan	4,992				4,992
Issued 26,410 shares for current directors’ fees	45,409				45,409
Issued 823 shares for deferred directors’ fees	16,414		(16,414)		—
Comprehensive income:
Net loss		(13,695,883)			(13,695,883)
Change in unrealized gain on investment securities available for sale, net of tax effect				510,303	510,303
Less reclassification adjustment for realized securities net gain included in net loss, net of tax effect				(101,814)	(101,814)

Total comprehensive loss					(13,287,394)

Balances at December 31, 2009	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(13,695,883)	$(13,413,240)	$(6,556,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	15,846,853	14,854,900	14,029,666
Depreciation and amortization	842,194	906,363	935,722
Deferred income tax benefit	(966,107)	(1,508,577)	(192,769)
Net amortization on investment securities	13,749	26,725	13,806
Earned portion of long-term incentive plan, net	88,155	139,652	130,832
Shares issued for current and variable directors’ compensation	45,409	17,196	43,018
Shares earned for deferred directors’ compensation	—	57,832	148,972
(Gain) loss on sale/disposal of equipment	24,190	(3,972)	18,951
(Gain) loss on available for sale securities	(101,814)	3,236,635	547,571
Gain on sale of brokered certificates of deposit	(96,837)	—	—
Gain on sale of loans originated for sale	—	—	(39,345)
Loss on sale/writedown of commercial loans held for sale	—	—	4,311,528
Proceeds from sale of loans originated for sale	—	—	2,712,725
Origination of loans held for sale	—	—	(2,673,380)
Loss on the sale of other real estate owned, held for sale	843,412	264,226	201,390
Decrease (increase) in accrued interest income and other assets	3,067,500	6,349,621	(3,998,342)
Decrease in accrued interest, taxes, and other liabilities	(412,624)	(280,536)	(1,749,526)

Net cash provided by operating activities	5,498,197	10,646,825	7,884,631

Cash flows from investing activities:
Purchases of available for sale securities	—	(16,507,770)	(16,412,592)
Purchases of held to maturity securities	—	(1,574,840)	(505,500)
Proceeds from sales of available for sale securities	5,404,554	—	15,995,814
Proceeds from maturities and at-par calls of available for sale securities	10,230,000	7,890,000	13,532,844
Proceeds from mortgage-backed securities paydowns-available for sale	3,887,393	1,218,672	1,189,383
Proceeds from maturities and calls of held to maturity securities	—	2,305,000	1,895,000
Proceeds from sale of brokered certificates of deposit	3,432,837	—	—
Proceeds from sale of equipment	—	15,000	—
Proceeds from sale of loans originated for investment, held for sale	—	—	8,763,632
Purchases of certificates of deposit	—	(1,373,000)	(2,651,000)
Maturity of certificates of deposit	983,000	1,079,000	3,337,000
Proceeds from sale of other real estate owned, held for sale	2,596,559	2,100,236	2,107,838
Net decrease in loans	25,912,626	17,069,279	10,521,671
Capital expenditures	(171,812)	(173,872)	(998,351)

Net cash provided by investing activities	52,275,157	12,047,705	36,775,739

Cash flows from financing activities:
Net decrease in deposits	(34,331,392)	(30,051,413)	(25,965,795)
Repayment of FHLBI advances	(10,383,307)	(354,913)	(328,623)
Proceeds from FHLBI advances	2,000,000	—	8,000,000
Proceeds from issuance of short term debt	—	1,445,000	53,000,000
Repayment of short term debt	(100,000)	(1,345,000)	(65,000,000)
Repurchase of common stock	—	—	(1,038,605)
Dividends paid	—	(488,180)	(2,563,418)
Shares issued for stock subscription	—	259,000	—
Shares issued for employee stock purchase plan	4,992	10,367	25,211

Net cash used in financing activities	(42,809,707)	(30,525,139)	(33,871,230)

Net increase (decrease) in cash and cash equivalents	14,963,647	(7,830,609)	10,789,140
Cash and cash equivalents at beginning of year	22,080,018	29,910,627	19,121,487

Cash and cash equivalents at end of year	$37,043,665	$22,080,018	$29,910,627

Supplemental disclosures:
Interest paid	$4,976,605	$8,662,730	$11,736,225
Federal income taxes (refunded) paid	(2,119,770)	(559,000)	1,672,230
Transfer of held to maturity securities to available for sale securities, at amortized cost	—	14,639,423	—
Loans transferred to other real estate	4,538,646	3,519,827	2,203,057
Loans charged off	11,929,963	12,105,101	11,290,640
Loans, net of reserves, transferred to held for investment from held for sale	—	—	3,689,159
Loans, net of reserves, transferred to held for sale	—	—	17,194,017
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. Management has evaluated subsequent events for disclosure or recognition up to the time of filing of theses financial statements with the Securities and Exchange Commission on March 30, 2010.
The accounting and reporting policies of FNBH Bancorp, Inc. and subsidiaries (Corporation) conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of these policies.
(a)	Brokered Certificates of Deposit

Brokered certificates of deposit are purchased periodically from other financial institutions in denominations of less than $100,000 and carried at cost. These investments are fully insured by the FDIC. Brokered CD’s are not marketable, and there is a penalty for early withdrawal. Management sold the Bank’s CD portfolio in 2009 to realize gains resulting from the favorable interest rate environment.
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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). Management’s evaluation considers various qualitative and quantitative factors regarding each investment category, including if investment securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time a security has been in a loss position, the size of the loss position and other meaningful information. In addition, with respect to the Corporation’s non-government agency CMO security, management regularly completes a cash flow analysis with the assistance of a third party specialist. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.

For debt securities, the Corporation distinguishes between the credit and noncredit components of an OTTI event. The credit component of an OTTI charge is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. If the Corporation does not intend to sell the security and it is more likely than not that the Corporation will not have to sell the security before the anticipated recovery of the remaining amortized cost basis, the credit component of the OTTI charge is recognized in earnings and the remaining portion in other comprehensive income. If either of the above criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings.

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

During the second quarter of 2007, the Bank reclassified certain nonperforming loans originated for investment to the held for sale classification at their then estimated lower of cost or fair value due to its intent, at the time, to package and sell the loans in the secondary market. Certain of these loans were sold in the third quarter of 2007. Due to the prevailing secondary market conditions, which worsened during the third quarter when the final bids were received, the remaining balance of these loans, previously identified as held for sale, were determined by management to no longer be offered for sale. Based on the intent and ability of the Corporation to no longer sell these loans, they were transferred back to loans held for investment at their then estimated fair values based on the bids received. For purposes of reporting cash flows, the proceeds from the sale of the reclassified loans are included in cash flows from investing activities in the consolidated statement of cash flows, such that these cash inflows are categorized consistent with the initial cash outflows related to these loans.

Interest on loans is accrued daily based on the outstanding principal balance. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yield. Net unamortized deferred loan fees amounted to $244,000 and $296,000 at December 31, 2009 and 2008, respectively.

(d)	Allowance for Loan Losses and Credit Commitments

The allowance for loan losses is based on management’s periodic evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, nonperforming loan levels, the composition of the loan portfolio, and management’s evaluation of the collectability of specific loans, which includes analysis of the value of the underlying collateral. Although the Bank evaluates the adequacy of the allowance for loan losses based on information known to management at a given time, various regulatory agencies, based on the timing of their normal examination process, may require future additions to the allowance for loan losses.

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

Other real estate owned is recorded at the asset’s estimated fair value, net of estimated disposal costs, at the time of foreclosure, establishing a new cost basis. Any write-downs at the time of foreclosure are charged to the allowance for loan losses. Expenses incurred in maintaining assets, adjustments to estimated disposal costs, and subsequent write-downs to reflect declines in value are charged to noninterest expense.

(g)	Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets are limited to (1) commercial loan participations sold, which were insignificant for 2009, 2008 and 2007, (2) the 2007 sale of loans originated for investment and (3) the 2007 sale of residential mortgage loans in the secondary market. Amounts for the last two described transfers are disclosed in the consolidated statements of cash flows.

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

Advertising costs are generally expensed as incurred and approximated $53,000, $89,000 and $161,000 in 2009, 2008 and 2007, respectively.

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

A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not that is to be realized. Realization of the Corporation’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2009 and 2008, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded valuation allowances of $8,870,413 and $4,750,000, respectively.

In preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management reviews and evaluates the status of tax positions. There were no unrecognized tax benefits during 2009 or 2008. Interest or penalties related to unrecognized tax benefits would be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2005.

(k)	Stock-Based Compensation

At December 31, 2009 and 2008, the Corporation had two stock-based compensation plans, which are described more fully in notes 14 and 15.

(l)	Common Stock Repurchases

The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. During the year ended December 31, 2007, 39,000 shares were repurchased under share repurchase programs authorized by the Board of Directors. The cost of the repurchased shares approximated $1,039,000 at monthly weighted average prices ranging from $26.55 to $26.70 per share. No shares were repurchased in 2008 under the authorized one-year program that expired on August 17, 2008 and there were no authorized repurchase programs in 2009.

(m)	Statements of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.

(n)	Comprehensive Income

ASC Topic 220 Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. The Corporation reports comprehensive income within the statement of shareholders’ equity and comprehensive income. Comprehensive income includes net income and any changes in equity from nonowner sources that are not recorded in the income statement.

(o)	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. The Corporation’s restricted stock awards, which provide non-forfeitable rights to dividends or dividend equivalents, are considered a participating security and are included in the number of shares outstanding for both basic and diluted earnings per share calculations.

(p)	Reclassifications

Certain reclassifications in the prior years’ financial statements have been made to conform to the current year presentation.

(q)	Operating Segment

While the Corporation monitors revenue streams of the various products and services offered, the Corporation manages its business on the basis of one operating segment, banking, in accordance with the qualitative and quantitative criteria established by ASC Topic 280, Segment Reporting.
(2) Management’s Plan
During 2009 the Bank continued to experience the prolonged challenges of the Michigan economy evidenced by borrowers’ weakening operating results, deteriorating cash flows, and decreased liquidity levels. These factors, against the backdrop of significant declines in real estate values and historically high unemployment levels, continued to adversely impact credit quality in the loan portfolio and resulted in further deterioration of the Bank’s financial condition.
The Corporation reported its third successive year of net loss. The 2009 pretax loss of $14.8 million followed pretax losses of $13.5 million and $10.3 million in 2008 and 2007, respectively. During 2009, the Bank provided $15.8 million in provision for loan losses, incurred $11.3 million of net loan charge-offs, and recorded $2.6 million in costs related to management of problem loans and other real estate, including ORE losses. The impact of the above events and financial results has caused the Bank’s capital position to deteriorate to a level classified as undercapitalized by regulatory standards at December 31, 2009.
Additionally, during 2009, further regulatory action was taken against the Bank due to its weakened financial condition and performance issues. On September 24, 2009, the Bank consented to issuance of a Consent Order (the “Order”) by the Office of the Comptroller of the Currency (“OCC”). The Order requires management and the board of directors to take certain actions to improve the financial condition of the Bank, including achieving and maintaining total capital equal to 11% of risk-weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. To date, the Corporation has not been successful in raising the capital necessary to satisfy the requirements of the Order. In addition and as fully explained in Note 18, for purposes of Prompt Corrective Action (“PCA”), the Bank is now treated as if it were significantly undercapitalized.
In light of the Bank’s continued losses, its capital position at December 31, 2009 and noncompliance with certain requirements of the Order, management believes that it is reasonable to anticipate further regulatory enforcement action by the OCC and FDIC. In addition, management does not anticipate a dramatic recovery in the Michigan economy or local real estate market in the near-term. As a result, the current economic factors will likely continue to negatively impact the Bank’s overall performance and profitability. In response, management is working to mitigate the impact of these regulatory and economic challenges facing the Bank by pursuing the initiatives described below. However, even if successful, implementation of all components of management’s plan is not expected to produce profitable results in 2010 and may not be successful in maintaining the Bank or the Corporation as a going concern. The consolidated financial statements included in this Form 10-K have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.
Management intends to support the Bank’s regulatory capital levels and ratios via strategic balance sheet reductions in 2010 achieved primarily through non renewal of high cost certificates of deposits while managing normal loan runoff (i.e., scheduled payments) with limited new money loan originations. The execution of this strategy is expected to sustain the Bank’s net interest margin via lower deposit pricing in the current rate environment coupled with greater reliance on lower cost core deposits. The strategy will entail close monitoring of the Bank’s liquidity position and attention to significant customer relationships.
Management continues to maintain significant borrowing availability as a source of contingency funding at the Federal Home Loan Bank and Federal Reserve as secured by eligible loans pledged as collateral. At December 31, 2009, the Bank has approximately

$27.6 million of unused availability under established lines of credit at the FHLB and Federal Reserve Discount Window. Management conducts on-going reviews of the Bank’s portfolio loans to identify additional eligible collateral to further increase the Bank’s borrowing capacity.
Asset quality improvements are critical to the Bank’s future financial results and performance. The active management and targeted reduction in the current level of criticized loans will be achieved through continued quarterly loan portfolio credit quality reviews emphasizing timely monitoring of borrower relationships, timely identification of credit weaknesses, and heightened accountability of loan officers. Experienced loan work-out personnel continue to enhance the Bank’s credit position via loan renewals, restructurings and loan modification strategies, where appropriate, to mitigate potential further losses. Other efforts include the proactive management and marketing of other real estate properties to minimize carrying costs, disposal losses, and holding periods. Overall, the continued emphasis on these asset quality initiatives is expected to gradually decrease the Bank’s level of nonperforming assets while reducing the provision for loan loss expense, loan charge-offs, and related problem loan expenses.
The Bank’s 2010 budget includes plans for continued emphasis on expense reductions, revenue enhancements, and operational efficiencies. Planned cost reductions include a 5 percent salary reduction effective February 2010 for all non-exempt salaried staff and elimination of the Bank’s 401(k) plan match and discretionary profit-sharing contributions. In addition, further staff eliminations were made in select areas to align staffing levels with the needs of a smaller bank operation. Other initiatives include negotiation of reduced fee arrangements with attorneys and other vendors regularly engaged by the Bank for the management of problem loans. Management has also evaluated the scope and necessity of services provided by professionals and vendors to identify further cost savings. In addition, significant discretionary costs have been cut or eliminated.
Plans for noninterest income revenue enhancements include partnering with a local established residential mortgage origination company to enhance mortgage loan referral income. Management also intends to originate and sell commercial loans under the federal government’s SBA loan guarantee program to generate additional noninterest income. Finally, the sale of certain non-essential assets and select Bank branches are periodically evaluated to support capital levels.
Further, discretionary, noncritical capital expenditures for facility and technology improvements not otherwise providing a net cost savings or net revenue enhancement have been deferred indefinitely until the Bank’s financial condition improves.
In considering alternatives to effect potential cost savings and cost reductions, management remains committed to ensuring that all appropriate and necessary resources available at reasonable costs are utilized to operate the Bank in a manner consistent with safe and sound banking practices.
Management’s most important objective for 2010 is to restore the Bank’s capital to a level sufficient to comply with the OCC’s capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs. As noted above, the Bank did not raise the capital necessary to satisfy requirements of the Consent Order by January 22, 2010. However, management and the Board of Directors have met and continue to meet with accredited potential investors and are working with an investment banking firm to raise the additional equity believed necessary to sufficiently recapitalize the Bank. Management and the Board of Directors are committed to pursuing all potential alternatives and sources of capital to restore the Bank’s capital levels. Such alternatives include raising capital from existing shareholders, individuals, institutional capital market investors and private equity funds and the identification of suitors for a sale or merger transaction.
Management makes no assurances that these efforts will improve the Bank’s financial condition and further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose significant challenges on the Bank and are expected to adversely impact financial results. Any further declines in the Bank’s capital levels may likely result in more severe regulatory enforcement action by either the OCC or FDIC.
(3) Investment Securities
A summary of the amortized cost and approximate fair value of investment securities at December 31, 2009 and 2008 follows:

	December 31, 2009				December 31, 2008
			Unrealized				Unrealized
	Amortized	Unrealized	Gross		Amortized	Unrealized	Gross	Fair
	Cost	Gross Gains	Losses	Fair Value	Cost	Gross Gains	Losses	Value
Obligations of state and political subdivisions	$7,088,573	$126,321	$(59,093)	$7,155,801	$14,639,423	$233,833	$(168,840)	$14,704,416
Agency securities	1,504,100	26,547	(3,178)	1,527,469	9,510,468	182,546	—	9,693,014
Mortgage-backed/CMO securities	13,895,720	606,611	(566,789)	13,935,542	16,722,434	351,908	—	17,074,342
Preferred stock securities	48,800	38,000	—	86,800	48,800	—	—	48,800

Total securities	$22,537,193	$797,479	$(629,060)	$22,705,612	$40,921,125	$768,287	$(168,840)	$41,520,572

The CMO security was the only security in a continuous loss position for 12 months or more at December 31, 2009. There were no securities in a continuous loss position for 12 months or more at December 31, 2008.
Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In the second quarter of 2009, the Corporation adopted new guidance impacting ASC Topic 320, Investments — Debt and Equity Instruments, related to the recognition and presentation of other-than-temporary impairments. This new guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before the recovery of its amortized cost basis. If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.
Through March 31, 2009, the Corporation had previously recognized a cumulative OTTI charge of $1,338,938 on a non-government agency CMO security. Based on management’s intent not to sell this security before recovery and the likelihood that the Corporation will not have to sell the security before recovery of its cost basis, the Corporation reversed $1,049,951 ($692,967 net of tax) of the non credit portion of the cumulative OTTI charge. The adoption of this ASC was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income as of April 1, 2009. At December 31, 2009, the unrealized (non credit) loss on the CMO security was determined to be $566,789 using the valuation methodology, inputs and assumptions described more fully below.
Management regularly reviews the securities portfolio for the existence of OTTI. Management’s evaluation considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the year ended December 31, 2009. With respect to the Corporation’s non-government agency CMO security, management regularly completes a cash flow analysis of the CMO with the assistance of a third party vendor. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate. At December 31, 2009, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.
The following is a summary of the unrealized losses and fair value of securities at December 31, 2009 and 2008, by length of time that individual securities in each category have been in a continuous loss position:

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Gross	Fair	Gross	Fair	Gross	Fair
	Losses	Value	Losses	Value	Losses	Value
Obligations of state and political subdivisions	$(59,093)	$2,885,936	$—	$—	$(59,093)	$2,885,936
Agency securities	(3,178)	495,650	—	—	(3,178)	495,650
Mortgage-backed/CMO securities	—	—	(566,789)	2,734,709	(566,789)	2,734,709
Preferred stock securities	—	—	—	—	—	—

Total securities	$(62,271)	$3,381,586	$(566,789)	$2,734,709	$(629,060)	$6,116,295

December 31, 2008
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Gross	Fair	Gross	Fair	Gross	Fair
	Losses	Value	Losses	Value	Losses	Value
Obligations of state and political subdivisions	$(168,840)	$4,320,554	$—	$—	$(168,840)	$4,320,554
Agency securities	—	—	—	—	—	—
Mortgage-backed/CMO securities	—	—	—	—	—	—

Preferred stock securities	—	—	—	—	—	—

Total securities	$(168,840)	$4,320,554	$—	$—	$(168,840)	$4,320,554

The amortized cost and approximate fair value of investment securities at December 31, 2009 and 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized	Approximate	Amortized	Approximate
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,395,800	$1,428,773	$2,054,745	$2,074,256
Due after one year through five years	225,000	239,281	4,207,023	4,301,499
Due after five years through ten years	1,800,094	1,843,489	9,303,504	9,469,427
Due after ten years	5,220,579	5,258,527	8,633,420	8,601,048

	8,641,473	8,770,070	24,198,692	24,446,230
Mortgage-backed serurites/CMO	13,895,720	13,935,542	16,722,433	17,074,342

Totals	$22,537,193	$22,705,612	$40,921,125	$41,520,572

Proceeds from at-par calls on securities totaled $8,525,000 and $3,000,000 in 2009 and 2008, respectively. There were no at-par calls of securities in 2007.
The amortized cost and approximate fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of shareholders’ equity at December 31, 2009 and 2008 are as follows:

	2009		2008
	Amortized	Approximate	Amortized	Approximate
	Cost	Fair Value	Cost	Fair Value
State of Michigan	$4,742,851	$4,791,474	$10,570,123	$10,614,209
Investment securities, with an amortized cost of approximately $12,241,000 at December 31, 2009 and $17,871,000 at December 31, 2008, were pledged to secure public deposits and for other purposes as required or permitted by law.
The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at December 31, 2009 and 2008. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2009 and 2008, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed, by the issuer.
(4) Loans
Loans on nonaccrual status amounted to approximately $43,724,000, $37,096,000 and $14,459,000, at December 31, 2009, 2008, and 2007, respectively. If these loans had continued to accrue interest in accordance with their original terms, approximately $2,392,000, $1,800,000 and $714,000 of interest income would have been recognized in 2009, 2008 and 2007, respectively. The Bank had $14,044,000 of troubled-debt restructured loans at December 31, 2009 of which $10,018,000 are included in nonaccrual loans. The Bank had no troubled-debt restructured loans at December 31, 2008 or 2007.
Details of past-due and nonperforming loans follow:

	90 days past due
	and still accruing interest			Nonaccrual
	2009	2008	2007	2009	2008	2007
Commercial and mortgage loans secured by real estate	$—	$1,343,647	$86,484	$41,084,429	$35,093,010	$14,271,517
Consumer loans	—	—	—	53,248	22,117	38,389
Commercial and other loans	—	216,310	27,451	2,586,292	1,980,890	149,307

Total	$—	$1,559,957	$113,935	$43,723,969	$37,096,017	$14,459,213

Impaired loans totaled $41.4 million, $27.9 million and $17.0 million at December 31, 2009, 2008, and 2007, respectively. Specific reserves relating to these loans were $7.4 million, $4.3 million and $1.7 million at December 31, 2009, 2008, and 2007, respectively. Average impaired loans during 2009, 2008, and 2007 were approximately $36.1 million, $27.1 million and $15.7 million, respectively. Interest recognized under the cash basis as income on impaired loans during 2009, 2008 and 2007, while they were considered to be impaired, was not significant.

Loans serviced for others including commercial participations sold, were approximately $30.1 million, $34.7 million and $45.7 million at December 31, 2009, 2008 and 2007, respectively.
Loans also include the reclassification of demand deposit overdrafts, which amounted to $128,000 and $122,000 at December 31, 2009 and 2008, respectively.
Effective February 16, 2010, the Bank’s ability to sell mortgage loans to and service mortgage loans for the Federal Home Loan Mortgage Corporation was discontinued. As a result, the Bank’s $24.3 million mortgage loan servicing portfolio was transferred to another Freddie Mac servicing provider on February 26, 2010. No gain or loss was incurred upon transfer of the Bank’s servicing portfolio as all previously capitalized mortgage servicing rights had been fully amortized at December 31, 2009. Amounts previously capitalized for mortgage servicing rights and the related amortization expense incurred in 2009, 2008, and 2007 were not material.
(5) Allowance for Loan Losses and Reserve for Unfunded Credit Commitments
The following represents a summary of the activity in the allowance for loan losses and the reserve for unfunded credit commitments for the years ended December 31, 2009, 2008 and 2007:

Components:	2009	2008	2007
Allowance for loan losses
Balance, beginning of year	$14,122,291	$10,314,161	$7,597,900
Loans charged off:
Real estate mortgage	619,008	260,710	242,727
Commercial	10,729,989	11,170,028	5,519,109	(1)
Consumer	580,966	674,363	859,754

Subtotal	11,929,963	12,105,101	6,621,590
Charge offs on loans transferred to held for sale	—	—	4,669,050	(2)

Total charge offs	11,929,963	12,105,101	11,290,640

Recoveries to loans previously charged off:
Real estate mortgage	7,073	14,545	—
Commercial	461,823	369,863	146,100
Consumer	141,096	250,923	239,135

Total recoveries	609,992	635,331	385,235

Net loans charged off	11,319,971	11,469,770	10,905,405

Additions to allowance charged to operations	15,862,853	15,277,900	13,621,666

Balance, end of year	18,665,173	14,122,291	10,314,161
Reserve for unfunded credit commitments
Balance, beginning of year	316,000	739,000	331,000
Additions (reductions) to reserve charged (credited) to operations	(16,000)	(423,000)	408,000

Balance, end of year	300,000	316,000	739,000

Total allowance for loan losses and reserve for unfunded credit commitments	$18,965,173	$14,438,291	$11,053,161

(1)	Partial charge offs of $2,934,831 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007.

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale in 2007.

(6) Premises and Equipment
A summary of premises and equipment, and related accumulated depreciation and amortization, at December 31, 2009 and 2008 follows:

	2009	2008
Land and land improvements	$2,874,212	$2,937,115
Premises	9,894,218	10,058,300
Furniture and equipment	4,032,879	4,117,607

	16,801,309	17,113,022
Less accumulated depreciation and amortization	(8,709,846)	(8,486,496)

Premises and equipment, net	$8,091,463	$8,626,526

(7) Other Real Estate Owned
At December 31, 2009, the Bank owned 20 foreclosed properties with a carrying value of $3,777,119. As of December 31, 2008, the Bank owned 12 foreclosed properties with a carrying value of $2,678,444. During 2009, net loss incurred on sale/write-down of other real estate totaled $827,324 and included $1,083,216 of valuation write-downs taken subsequent to property acquisitions and $255,892 of net gain recognized upon sale of other real estate. The net loss on sale/write-down of other real estate is included in noninterest expense.
(8) Time Certificates of Deposit
A gain or loss will be recognized upon the sale of the properties, which will be included as a component of noninterest income or expense. At December 31, 2009, the scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year were:

Year of maturity:
2011	$21,480,384
2012	4,442,183
2013	893,794
2014	4,500,608
2015 and thereafter	26,381

Total	$31,343,350

Included in time deposits are certificates of deposit and brokered certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2009 and 2008 are as follows:

	2009	2008
Three months or less	$18,484,354	$18,450,699
Three through six months	3,369,267	14,859,648
Six through twelve months	14,052,837	19,162,264
Over twelve months	10,024,712	8,971,885

Total	$45,931,170	$61,444,496

Interest expense attributable to the above deposits amounted to approximately $1,386,000, $2,541,000, and $4,095,000 in 2009, 2008, and 2007, respectively.
(9) Other Borrowings
Advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) are secured by unencumbered qualified mortgage and home equity loans which provide maximum borrowing capacity of $10,100,000 at December 31, 2009. The Bank had one advance outstanding for $413,970 at December 31, 2009 which bore interest at 7.29% and was repaid in the first quarter of 2010. As of December 31, 2009, the Bank also had unused borrowing capacity with the Federal Reserve of $16,100,000 secured by commercial loans. No amounts were outstanding to the Federal Reserve at December 31, 2009 or 2008.
Interest expense on FHLBI advances amounted to approximately $64,000, $425,000, and $406,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

(10) Federal Income Taxes
Federal income tax expense (benefit) consists of:

	2009	2008	2007
Current	$(2,050,675)	$(1,635,853)	$(3,975,678)

Deferred	966,107	1,508,577	192,769

Total federal income tax (benefit)	$(1,084,568)	$(127,276)	$(3,782,909)

Federal income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2009	2008	2007
Computed “expected” tax expense (benefit)	$(5,025,353)	$(4,603,775)	$(3,515,293)
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(179,149)	(253,841)	(275,995)
Change in valuation allowance	4,120,413	4,750,000	—
Other, net	(479)	(19,660)	8,379

Total federal income tax	$(1,084,568)	$(127,276)	$(3,782,909)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,888,065	$2,531,562
Net operating loss carryforward	3,183,570	1,000,244
Other-than-temporary impairment on securities available for sale	743,472	1,100,456
Alternative minimum tax credit carryforward	—	387,350
Premises and equipment	330,517	281,624
Deferred directors’ fees	301,212	306,813
Reserve for Other Real Estate Owned	300,863	—
Supplemental retirement plan	208,870	257,769
Other	96,540	80,358

Total gross deferred tax assets	9,053,109	5,946,176
Deferred tax liabilities:
Deferred loan fees	(57,815)	(61,113)
Unrealized gain on securites available for sale	(57,262)	(203,812)
Other	(67,619)	(111,694)

Total gross deferred tax liabilities	(182,696)	(376,619)

Net deferred tax asset before valuation allowance	8,870,413	5,569,557
Valuation allowance	(8,870,413)	(4,750,000)

Net deferred tax asset	$—	$819,557

Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowances are required at December 31, 2009 and 2008, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.
It is the Corporation’s policy to evaluate the realizability of deferred tax assets related to unrealized losses on available for sale debt securities separately from its other deferred tax assets when it has the intent and ability to hold the security to recovery (maturity, if necessary). Because the future taxable income implicit in the recovery of the basis of available for sale debt securities for financial reporting purposes will offset the deductions underlying the deferred tax asset, a valuation allowance would generally not be necessary, even in cases where a valuation allowance might be necessary related to the Corporation’s other deferred tax assets. Accordingly, at December 31, 2008 a valuation allowance was not established against the tax effect of a noncredit impairment loss related to the Corporation’s CMO security recognized in 2008.
Due to the Corporation’s adoption of new guidance impacting ASC Topic 320, Investments — Debt and Equity Instruments, on April 1, 2009 (See Note 3), the tax effect of the unrealized (noncredit) loss on the CMO security is included in the deferred tax liability related to unrealized net gains on securities available for sale at December 31, 2009.
At December 31, 2009, the Corporation had a net operating loss carryforward of approximately $9,363,000 that expires beginning in 2028 if not previously utilized.

(11) Related Party Transactions
Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2009 and 2008. Deposits from such individuals and their related interests totaled approximately $1.4 million at December 31, 2009 and $2.6 million at December 31, 2008. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk. Loans to related parties are summarized below for the periods indicated:

	2009	2008
Balance at beginning of year	$3,499,732	$4,903,250
New loans and related parties	477,339	222,900
Loan repayments	(32,320)	(1,626,418)
Loans no longer related-party	(2,326,113)	—

Balance at end of year	$1,618,638	$3,499,732

(12) Leases
The Bank has a noncancelable operating lease that provides for renewal options. Future minimum lease payments under the noncancelable lease as of December 31, 2009, are as follows:

Year ending December 31:
2010	$42,000
2011	42,000
2012	31,500

Total lease payments	$115,500

Rental expense charged to operations in 2009, 2008 and 2007 amounted to approximately $55,000, $55,000 and $58,000, respectively, including amounts paid under short term, cancelable leases.
(13) Retirement Plan
The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. During 2009, contributions were equal to 3% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. Effective January 1, 2010, the Bank eliminated the match contribution. The plan expense of the Bank for 2009, 2008 and 2007 was approximately $302,000, $333,000 and $365,000, respectively.
(14) Long Term Incentive Plan
Under its Long-Term Incentive Plan (the “Plan”) the Corporation grants stock options and restricted stock as compensation to key employees. The Corporation has not awarded any stock options under the Plan to date. The restricted stock awards have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period. The number of shares available for issuance under the Plan cannot exceed 200,000. No stock awards were granted during 2009, as the Corporation’s authority to grant awards expired April 22, 2008.
A summary of the activity under the Plan for the year ended December 31, 2009 is presented below:

	2009
		Weighted-Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Outstanding at January 1,	8,327	$17.90

Granted	—	—
Vested	(4,684)	18.82
Forfeited	(1,610)	15.76

Outstanding at December 31,	2,033	$17.47

The total fair value of awards granted during the years ended December 31, 2008 and 2007 was $177,000, and $190,800, respectively. The total fair value of the awards vested during the years ended December 31, 2009, 2008 and 2007 was $88,139,

$139,700, and $130,800, respectively. As of December 31, 2009, there was $36,000 of total unrecognized compensation cost related to non-vested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.
(15) Directors’ Stock Fee Plan
Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. Nonemployee directors may elect to participate in this plan in lieu of all or a portion of fees payable to them as directors (“plan fees”). The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts, (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2009, 2008 and 2007 amounted to $45,000, $75,000 and $134,000, respectively. No payments were made under the variable plan in 2009, 2008, and 2007 due to the loss the Corporation incurred in 2009, 2008, and 2007. No payments are anticipated at this time under the variable component in 2010.
Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2009, there were approximately 33,500 shares earned and available for distribution in the fixed-fee deferred stock accounts.
Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2009, there were approximately 7,900 shares earned and available for distribution in the variable-fee deferred stock accounts.
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
Financial instruments whose contract amounts represent credit risk at December 31, 2009 and 2008 are as follows:

	2009	2008
Consumer	$8,749,623	$10,558,208
Commercial construction	321,507	557,917
Commercial	12,080,918	16,677,245

Total credit commitments	$21,152,048	$27,793,370

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
As of December 31, 2009 and 2008, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $200,000 and $332,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2009 and 2008, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.
(18) Capital
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital classification are also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.
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

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2009 and 2008:

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$17,934,000	6.46%	$22,195,000	8%	$27,743,000	10%
FNBH Bancorp	17,924,000	6.46%	22,195,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	14,275,000	5.15%	11,097,000	4%	16,646,000	6%
FNBH Bancorp	14,265,000	5.14%	11,097,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	14,275,000	4.25%	13,435,000	4%	16,794,000	5%
FNBH Bancorp	14,265,000	4.25%	13,435,000	4%	N/A	N/A

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$31,419,000	9.56%	$26,293,000	8%	$32,866,000	10%
FNBH Bancorp	31,365,000	9.54%	26,293,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	27,183,000	8.27%	13,146,000	4%	19,720,000	6%
FNBH Bancorp	27,129,000	8.25%	13,146,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	27,183,000	6.89%	15,774,000	4%	19,717,000	5%
FNBH Bancorp	27,129,000	6.88%	15,774,000	4%	N/A	N/A
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
On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Order”) with the OCC. Pursuant to the Order, the Bank must achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. To date, the Corporation has not received any commitments for the investment of additional capital.
At December 31, 2009, based on the above minimum capital requirements, the Corporation and its subsidiary Bank are classified as “undercapitalized”. Under the terms of the Consent Order with the OCC, referenced above, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the “Plan”). The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital, based upon the information provided in the Plan. As noted below, the Bank intends to update the Plan and continue to pursue its capital raising efforts as well as resubmit the Plan to the OCC.
As a result of its failure to submit an acceptable plan to the OCC within the permitted time, for purposes of Prompt Corrective Action (“PCA”) the Bank is now treated as if it were “significantly undercapitalized”. This determination is based solely for purposes of applying PCA, and the Bank’s resulting capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (2) prohibitions on the acceptance of employee benefit plan deposits, and (3) restrictions on interest rates paid on deposits.
As of December 31, 2009, the Bank’s capital ratios are significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2009, it is reasonable to anticipate further regulatory enforcement action by the OCC.

Based on the Bank’s current financial condition, asset quality issues, and capital ratios, management estimates that the Bank needs to raise $15 million of additional capital to comply with the OCC’s capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs. Accordingly, management has met with potential accredited investors and is working with an investment banking firm to assist in raising the additional equity believed necessary to sufficiently recapitalize the Bank. While the Corporation’s common stock is traded in the public markets, the size of the institution and other factors are likely to limit our ability to access the public capital markets. As such, the Corporation’s alternatives for additional capital are somewhat limited. The ongoing liquidity crisis and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise capital on acceptable terms is likely to have a materially adverse effect on our business, financial condition and results of operations.
On February 19, 2009, in anticipation of the need to raise additional capital, the shareholders of the Corporation approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. The terms and conditions of these securities, when and if issued, including dividend or interest rates, conversion rates and rights, voting rights, redemption prices, maturity dates and similar matters will be determined by the Board of Directors. There were no issued and outstanding shares of preferred stock through the date of filing of this Form 10-K.
Additionally, at the annual meeting of shareholders on May 28, 2009, our shareholders approved a 2,800,000 increase in the number of authorized shares of common stock.
Management’s future plans in response to the Bank’s undercapitalized regulatory classification and the need to raise additional capital pursuant to the Consent Order are described in Note 2.
The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Due to the Bank’s financial condition, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC. The Corporation suspended, indefinitely, the payment of dividends in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends
(19) Net Income per Common Share
Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the years ended December 31, 2009, 2008 and 2007, the unvested restricted shares were not included in determining both basic and diluted earnings per share for the respective periods.
The following table presents basic and diluted net income per share:

	2009	2008	2007
Weighted average basic shares outstanding	3,167,918	3,096,332	3,074,372
Effect of dilutive restricted stock	—	—	—

Weighted average diluted shares outstanding	3,167,918	3,096,332	3,074,372

Net loss	$(13,695,883)	$(13,413,240)	$(6,556,188)

Basic net loss per share	$(4.32)	$(4.33)	$(2.13)
Diluted net loss per share	$(4.32)	$(4.33)	$(2.13)

Participating securities excluded from diluted calculation	2,033	8,327	5,107
(20) Contingent Liabilities
The Corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Corporation’s financial position or results of operations.
(21) Fair Value Measurements
Effective January 1, 2008, the Corporation adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value and establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.

Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.
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
The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring basis:
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
Fair value of assets measured on a recurring basis:

Fair Value Measurement at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$22,705,612	$—	$19,970,903	$2,734,709

Fair Value Measurement at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$41,520,572	$—	$38,747,894	$2,772,678
The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

	2009	2008
	Fair Value Measurement	Fair Value Measurement
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
Fair value of CMO, beginning of year(1)(2)	$2,772,678	$—
Total gains (losses) realized/unrealized:
Included in earnings(3)	—	(1,338,938)
Included in other comprehensive income (3)	483,162	29,796
Purchases, issuances, and other settlements	(521,131)	(265,174)
Transfers into Level 3(4)	—	4,346,994

Fair value of CMO, end of year	$2,734,709	$2,772,678

Total amount of losses for the year included in earnings attributable to the change in unrealized losses relating to assets still held at end of year	$—	$(1,338,938)

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Management had anticipated that the non-agency security would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of this security is now determined using an internal model based on pricing information from third parties and therefore is classified within Level 3 of the valuation hierarchy.

(3)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(4)	Transfers in or out are based on the carrying amount of the security at the beginning of the period.
Effective January 1, 2009, the Corporation adopted newly applicable guidance within ASC 820 titled Transition and Open Effective Date Information, which requires the Corporation to apply provisions of ASC 820, Fair Value Measurements and Disclosures, to non-financial assets and liabilities measured on a non-recurring basis.
The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a non-recurring basis:
Loans. The Corporation does not record loans at fair value on a recurring basis. However, from time to time, the Corporation records nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs or specific reserves that are based on the observable market price or current appraised value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge off. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. We have historically reported our impaired loans under Level 2; however, in reviewing our current processes, we now believe that Level 3 categorization is appropriate.
Other real estate owned. Real estate acquired through foreclosure or deed-in-lieu is adjusted to fair value less costs to sell upon transfer of the loan to other real estate owned, usually based on an appraisal of the property. Subsequently, other real estate owned is carried at the lower of carrying value or fair value. A valuation based on a current appraisal or by a broker’s opinion is considered a Level 2 fair value. If management determines the fair value of the property is further impaired below the appraised value and there is no observable market price, the Corporation records the property as nonrecurring Level 3.
Fair value of assets on a non-recurring basis:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$41,448,626	$—	$—	$41,448,626
Other real estate owned	$3,777,119	$—	$—	$3,777,119

Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$23,578,000	$—	$23,405,000	$173,000

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.
(22) Fair Value of Financial Instruments
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

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$37,044,000	$37,044,000	$22,080,000	$22,080,000
Certificates of deposit	—	—	4,319,000	4,319,000
Investment and mortgage-backed securities	22,706,000	22,706,000	41,521,000	41,521,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	255,381,000	254,923,000	301,695,000	306,087,000
Accrued interest income	1,008,000	1,008,000	1,584,000	1,584,000
Financial liabilities:
Deposits:
Demand	$65,644,000	$65,644,000	$56,405,000	$56,405,000
NOW	50,643,000	50,643,000	35,539,000	35,539,000
Savings and money market accounts	72,298,000	72,298,000	101,423,000	101,423,000
Time deposits	121,200,000	121,011,000	142,287,000	144,177,000
Brokered certificates	5,411,000	5,516,000	13,874,000	14,087,000
Other borrowings	414,000	414,000	8,897,000	8,958,000
Accrued interest expense	359,000	359,000	704,000	704,000
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

(23) Dividend Restrictions
On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total dividends in a calendar year exceeds the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, there is no ability to pay dividends at December 31, 2009, without the prior approval of the OCC.
(24) Condensed Financial Information — Parent Company Only
The condensed balance sheets at December 31, 2009 and 2008, and the condensed statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, of FNBH Bancorp, Inc. follow:
Condensed Balance Sheets

	2009	2008
Assets:
Cash	$1,000	$31,197
Investment in subsidiaries:
First National Bank in Howell	14,385,904	27,579,092
H.B. Realty Co.	1,000	1,000
Other assets	—	19,190

Total assets	$14,387,904	$27,630,479

Liabilities and Shareholders’ Equity:
Other borrowings	$—	$100,000
Other liabilities	11,640	5,377
Shareholders’ equity	14,376,264	27,525,102

Total liabilities and shareholders’ equity	$14,387,904	$27,630,479

Condensed Statements of Operations

	Year ended December 31
	2009	2008	2007
Operating income:
Dividends from subsidiaries	$—	$—	$3,144,850

Total operating income	—	—	3,144,850

Operating expenses:
Interest expense-other borrowings	1,252	13,771	—
Administrative and other expenses	92,954	119,874	85,759
Total operating expenses	94,206	133,645	85,759

Income (loss) before equity in undistributed net income (loss) of subsidiaries	(94,206)	(133,645)	3,059,091
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	(13,601,677)	(13,279,595)	(9,615,279)

Net loss	$(13,695,883)	$(13,413,240)	$(6,556,188)

Condensed Statements of Cash Flows

	Year ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(13,695,883)	$(13,413,240)	$(6,556,188)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Decrease in other assets	19,190	10,809	225,473
Increase in other liabilities	6,263	4,595	781
Change in long term incentive plan and deferred compensation	97,118	214,680	322,822
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	13,601,677	13,279,595	9,615,279

Net cash provided by operating activities	28,365	96,439	3,608,167

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Common stock issued	41,438	269,367	25,211
Proceeds from issuance of short-term debt	—	445,000	—
Repayment of short-term debt	(100,000)	(345,000)	—
Repurchases of common stock	—	—	(1,038,605)

Dividends paid	—	(488,180)	(2,563,418)

Net cash used in financing activities	(58,562)	(118,813)	(3,576,812)

Net increase (decrease) in cash	(30,197)	(22,374)	31,355
Cash at beginning of year	31,197	53,571	22,216

Cash at end of year	$1,000	$31,197	$53,571

(25) Quarterly Financial Data — Unaudited
The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2009
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$4,930,887	$4,637,143	$4,349,342	$3,952,171
Net interest income	3,560,957	3,366,840	3,245,764	3,063,627
Provision for loan losses	1,200,000	11,696,853	1,750,000	1,200,000
Loss before federal income taxes	(630,865)	(11,608,527)	(1,431,205)	(1,109,854)
Net income (loss)	(630,865)	(12,076,013)	(1,431,205)	442,200

Basic and diluted net income (loss) per share	$(0.20)	$(3.82)	$(0.45)	$0.14
Cash dividends per share	$—	$—	$—	$—

	Quarters ended in 2008
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$6,695,747	$6,244,565	$6,034,546	$5,332,378
Net interest income	4,084,011	4,230,175	4,145,348	3,729,337
Provision for loan losses	688,900	8,211,000	1,145,000	4,810,000
Income (loss) before federal income taxes	773,493	(7,116,624)	(1,649,277)	(5,548,108)
Net income (loss)	579,871	(4,623,474)	(1,624,795)	(7,744,842)

Basic and diluted net income (loss) per share	$0.19	$(1.50)	$(0.53)	$(2.47)
Cash dividends per share	$0.08	$0.08	$—	$—

(26)	Impact of New Accounting Standards
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. We are currently evaluating the impact of this standard on our financial statements.
In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently evaluating the impact of this standard on our financial statements.
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
In May 2009, the FASB issued a new standard now codified in ASC Topic 855, Subsequent Events, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It is effective for interim periods ending after June 15, 2009. The adoption of the standard did not have any impact on our results of operations or financial position. Management has evaluated subsequent events for disclosure or recognition up to the time of filing of theses financial statements with the Securities and Exchange Commission on March 30, 2010.
In April 2009, the FASB issued new guidance impacting ASC Topic 320, Investments – Debt and Equity Instruments, related to the recognition and presentation of other-than-temporary impairments. This new guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before the recovery of its amortized cost basis. If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this new guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities. The Corporation adopted this guidance on April 1, 2009 and recognized a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income by $692,967, net of tax. See Note 3, Investment Securities, for further information regarding the adoption of this new guidance.
In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair vale. This guidance requires increased disclosures and is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Corporation adopted this guidance effective April 1, 2009 which had no impact on our results of operations or financial position.
In April 2009, the FASB also issued new guidance impacting ASC Topic 825, Financial Instruments, related to interim disclosures about fair value of financial instruments. This guidance requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. It also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. The Corporation adopted this guidance effective April 1, 2009 which had no impact on our results of operations or financial position.
In June 2008, the FASB issued new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share under the two class method described in ASC Topic 260. All prior-period earnings per share data presented shall be adjusted retrospectively. The Corporation adopted this new guidance on January 1, 2009 which had no impact on our 2009, 2008 or 2007 earnings per share.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
1. Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2009, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.
2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.
3. Attestation Report of the Registered Independent Public Accounting Firm. BDO Seidman, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Corporation for the year ended December 31, 2009, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. The report is set forth on page 39.
4. Change in Internal Control Over Financial Reporting. During the fourth quarter ended December 31, 2009, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information.
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The information with respect to Directors and Nominees of the Registrant and compliance with Section 16(a) of the Exchange Act set forth under the captions “Information About Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the Commission relating to the May 20, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
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
Corporate Governance
The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 20, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Executive Compensation.
The information set forth under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Report” in our definitive proxy statement, to be filed with the Commission relating to the May 20, 2010 Annual Meeting of Shareholders, is incorporated herein by reference. Information under the caption “Compensation Committee Report” is not deemed to be filed with the Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information set forth under the caption “Ownership of Common Stock” in the Corporation’s definitive proxy statement, to be filed with the Commission relating to the May 20, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
The following information is provided under Item 201(d):

		Weighted — average	Number of securities
	Number of securities to be	exercise price of	remaining available for future issuance
	issued upon exercise of	outstanding	under equity compensation plans
	outstanding options, warrants,	options, warrants,	(excluding securities reflected in
Plan Category	and rights	and rights	column (a))
	(a )	(b )	(c)

Equity compensation plans approved by shareholders	0	0	194,173 (1)

Equity compensation plans not approved by shareholders	None	None	None

(1)	Includes 148,867 shares available under the Long Term Incentive Plan, 16,053 shares available under the Compensation Plan for Nonemployee Directors and 29,253 shares included under the Employee Stock Purchase Plan.
Item 13. Certain Relationships, Related Transactions and Director Independence.
The information set forth under the captions “Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 20, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Disclosure of Fees Paid to Our Independent Auditors” in our definitive proxy statement, to be filed with the Commission relating to the May 20, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 30, 2010.
FNBH BANCORP, INC.

/s/ Ronald L. Long	Ronald L. Long, President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Huber	Mark J. Huber, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who’s signature appears below, hereby appoints Ronald L. Long and Mark J. Huber, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

	Signature	Date
Randolph E. Rudisill, Chairman of the Board	/s/ Randolph E. Rudisill	March 30, 2010

Barbara Draper, Vice Chairman of the Board	/s/ Barbara Draper	March 30, 2010

Stanley B. Dickson, Jr., Director	/s/ Stanley B. Dickson, Jr.	March 30, 2010

Ronald L. Long, Director	/s/ Ronald L. Long	March 30, 2010

Philip C. Utter, Director	/s/ Philip C. Utter	March 30, 2010

R. Michael Yost, Director	/s/ R. Michael Yost	March 30, 2010

EXHIBIT INDEX
     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number
(3.4)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares, effective June 3, 2009.

(10.10)	Stipulation and Consent to the Issuance of a Consent Order, dated September 24, 2009.

(21)	Subsidiaries of the Registrant

(23)	Consent of BDO Seidman, LLP

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).
The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number		Original Filing Form and Date
(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Amendment to the Corporation’s Articles of Incorporation to Authorize the Issuance of Preferred Shares	Exhibit to Form 8-K dated February 19, 2009

(3.5)	Bylaws of the Registrant	Exhibit 3.2 of Form 10

(4)	Form of Registrant’s Stock Certificate	Exhibit 4 of Form 10

Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

(10.3)	Second Amended and Restated Compensation Plan for Nonemployee Directors*	Exhibit 10.2 to Form 8-K dated October 16, 2008

(10.4)	FNBH Bancorp Inc Employees’ Stock Purchase Plan as amended January 20, 2005*	Exhibit 10 to Form 10-K dated March 7, 2006

(10.5)	Management Continuity Agreement for Nancy Morgan *	Exhibit 10.1 to Form 8-K dated March 3, 2008

(10.6)	Management Continuity Agreement for Janice B. Trouba (Mrs. Trouba is no longer employed by the Registrant)*	Exhibit 10.2 to Form 8-K dated March 3, 2008

Exhibit
Number		Original Filing Form and Date
(10.7)	Management Continuity Agreement for Ronald L. Long*	Exhibit 10.1 to Form 8-K dated May 6, 2008

(10.8)	Agreement by and between First National Bank in Howell (Howell, Michigan) and The Comptroller of the Currency, dated October 16, 2008 (superseded by Stipulation and Consent to the Issuance of a Consent Order included at Exhibit 10.10)	Exhibit 10.1 to Form 8-K dated October 16, 2008

(10.9)	Separation Agreement and Release of All Claims between First National Bank in Howell and Janice B. Trouba *	Exhibit 10.1 to Form 10-Q filed August 14, 2009

*	Represents a compensation plan