Form 10-Q
period 2010-03-31
FNBH BANCORP INC
filed 2010-05-14
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2010

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

Yes ☒ No ☐

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,160,272 shares of the Corporation’s Common Stock (no par value) were outstanding as of April 30, 2010.

TABLE OF CONTENTS

Page
Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1
Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	2
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the
three months ended March 31, 2010 and 2009	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	4
Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	23

Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
Assets	2010	2009
Cash and due from banks	$25,853,293	$36,942,636
Short term investments	101,058	101,029
Total cash and cash equivalents	25,954,351	37,043,665
Investment securities:
Investment securities available for sale, at fair value	21,800,171	22,705,612
FHLBI and FRB stock, at cost	994,950	994,950
Total investment securities	22,795,121	23,700,562
Loans held for investment:
Commercial	225,058,581	235,937,243
Consumer	18,015,724	18,777,849
Real estate mortgage	18,577,550	19,330,658
Total loans held for investment	261,651,855	274,045,750
Less allowance for loan losses	(15,800,283)	(18,665,173)
Net loans held for investment	245,851,572	255,380,577
Premises and equipment, net	7,962,854	8,091,463
Other real estate owned, held for sale	6,278,738	3,777,119
Facilities held for sale, net	60,453	60,453
Accrued interest and other assets	4,715,500	4,336,526
Total assets	$313,618,589	$332,390,365

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$55,472,812	$65,643,739
NOW	47,785,170	50,642,881
Savings and money market	72,958,673	72,297,919
Time deposits	115,977,727	121,200,201
Brokered certificates of deposit	5,416,486	5,410,951
Total deposits	297,610,868	315,195,691
Other borrowings	-	413,970
Accrued interest, taxes, and other liabilities	2,126,973	2,404,440
Total liabilities	299,737,841	318,014,101

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares
issued and outstanding at March 31, 2010	-	-
Common stock, no par value. Authorized 7,000,000 shares at March 31, 2010 and December 31, 2009; 3,160,272 shares issued and outstanding at March 31,
2010 and 3,149,850 shares issued and outstanding at December 31, 2009	6,921,280	6,738,128
Retained earnings	6,020,916	6,641,060
Deferred directors' compensation	708,371	885,919
Accumulated other comprehensive income	230,181	111,157
Total shareholders' equity	13,880,748	14,376,264
Total liabilities and shareholders' equity	$313,618,589	$332,390,365

See notes to consolidated financial statements.

FNBH Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2010	2009
Interest and dividend income:
Interest and fees on loans	$3,445,008	$4,340,391
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	210,621	368,298
Obligations of states and political subdivisions	73,277	150,935
Other securities	4,793	9,559
Interest on certificates of deposit	-	50,817
Interest on short term investments	89	10,887
Total interest and dividend income	3,733,788	4,930,887

Interest expense:
Interest on deposits	708,814	1,327,654
Interest on other borrowings	1,174	42,276
Total interest expense	709,988	1,369,930

Net interest income	3,023,800	3,560,957

Provision for loan losses	1,200,000	1,200,000
Net interest income after provision for loan losses	1,823,800	2,360,957

Noninterest income:
Service charges and other fee income	774,273	695,712
Trust income	71,571	81,770
Other	1,447	1,318
Total noninterest income	847,291	778,800

Noninterest expense:
Salaries and employee benefits	1,399,247	1,691,739
Net occupancy expense	284,374	335,819
Equipment expense	90,150	107,017
Professional and service fees	390,381	518,934
Computer service fees	117,101	106,651
FDIC assessment fees	356,361	315,207
Insurance expense	161,278	55,984
Amortization expense	66,044	66,019
Printing and supplies	34,797	44,012
Director fees	16,950	23,353
Loan collection and foreclosed property expenses	266,425	98,477
Net loss on sale/writedown of OREO and repossessions	31,250	179,996
Other	138,193	227,414
Total noninterest expense	3,352,551	3,770,622

Loss before federal income taxes	(681,460)	(630,865)

Federal income tax benefit	(61,316)	-

Net loss	$(620,144)	$(630,865)

Per share statistics:
Basic and Diluted EPS	$(0.19)	$(0.20)
Dividends	$-	$-
Basic average shares outstanding	3,189,393	3,154,065
Diluted average shares outstanding	3,189,393	3,154,065

See notes to consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102
Earned portion of long term incentive plan	14,291				14,291
Issued 681 shares for employee stock purchase plan	1,621				1,621
Issued 7,781 shares for current directors' fees	19,530				19,530
Issued 823 shares for deferred directors' fees	16,414		(16,414)		-
Comprehensive loss:
Net loss		(630,865)			(630,865)
Change in unrealized gain on investment
securities available for sale, net of tax effect				164,943	164,943
Total comprehensive loss					(465,922)
Balances at March 31, 2009	$6,635,014	$19,013,111	$885,919	$560,578	$27,094,622

Balances at December 31, 2009	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	4,764				4,764
Issued 2,334 shares for employee stock purchase plan	840				840
Issued 8,088 shares for deferred directors' fees	177,548		(177,548)		-
Comprehensive loss:
Net loss		(620,144)			(620,144)
Change in unrealized gain on investment
securities available for sale, net of tax effect				119,024	119,024
Total comprehensive loss					(501,120)
Balances at March 31, 2010	$6,921,280	$6,020,916	$708,371	$230,181	$13,880,748

See notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2010	2009
Cash flows from operating activities:
Net loss	$(620,144)	$(630,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,200,000	1,200,000
Depreciation and amortization	194,653	216,576
Deferred income tax benefit	(61,316)	-
Net amortization on investment securities	2,966	12,911
Earned portion of long term incentive plan, net	4,764	14,291
Shares issued for current and variable directors' compensation	-	19,530
Loss on the sale of other real estate owned, held for sale	47,223	184,676
Increase in accrued interest income and other assets	(445,019)	(116,292)
Decrease in accrued interest, taxes, and other liabilities	(277,466)	(267,548)
Net cash provided by operating activities	45,661	633,279
Cash flows from investing activities:
Proceeds from maturities and calls of available for sale securities	-	1,240,000
Proceeds from mortgage-backed securities paydowns-available for sale	1,082,815	883,593
Maturity of certificates of deposit	-	98,000
Net decrease in loans	5,618,754	3,481,600
Proceeds from sale of other real estate owned, held for sale	161,409	900,534
Capital expenditures	-	(112,827)
Net cash provided by investing activities	6,862,978	6,490,900
Cash flows from financing activities:
Net decrease in deposits	(17,584,823)	(2,037,269)
Payments on FHLBI note	(413,970)	(383,307)
Proceeds from issuance of short term debt	-	2,000,000
Repayment of short term debt	-	(2,033,334)
Maturity of long term debt	-	(8,000,000)
Shares issued for employee stock purchase plan	840	1,621
Net cash used in financing activities	(17,997,953)	(10,452,289)
Net increase in cash and cash equivalents	(11,089,314)	(3,328,110)
Cash and cash equivalents at beginning of year	37,043,665	22,080,018
Cash and cash equivalents at end of period	$25,954,351	$18,751,908
Supplemental disclosures:
Interest paid	$777,384	$1,353,253
Loans transferred to other real estate	2,710,251	1,087,557
Loans charged off	4,646,153	2,417,224

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.   In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2009 Annual Report contained in the Corporation’s report on Form 10-K filing.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

The consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

2. Financial Condition and Management’s Plan

In light of the Bank’s continued losses, insufficient capital position at March 31, 2010 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate further regulatory enforcement action against the Bank.  In addition, continued expected weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability.  In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank.  However, even if successful, implementation of all components of management’s plan is not expected to produce profitable results in 2010 and may not be successful in maintaining the Bank or the Corporation as a going concern.  Management’s plan is detailed in Note 2 of the consolidated financial statements included in the 2009 Annual Report within the Corporation’s Form 10-K filing.

Integral to management’s plan is the restoration of the Bank’s capital to a level sufficient to comply with the OCC’s capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs.  To date, the Bank has not raised the capital necessary to satisfy requirements of the Consent Order.  However, management and the Board of Directors have met and continue to meet with potential investors and are working with an investment banking firm to raise the additional equity believed necessary to sufficiently recapitalize the Bank.  Management and the Board of Directors are committed to pursuing all potential alternatives and sources of capital to restore the Bank’s capital levels.  Such alternatives include raising capital from existing shareholders, individuals, institutional capital market investors and private equity funds and the identification of suitors for a sale or merger transaction.  See also the “Capital” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

Management makes no assurances that its plan or related efforts will improve the Bank’s financial condition and further deterioration of the Bank’s capital position is possible.  The current economic environment in southeast Michigan and local real estate market conditions will continue to impose significant challenges on the Bank and are expected to adversely impact financial results.  Any further declines in the Bank’s capital levels may likely result in more severe regulatory enforcement action by either the OCC or FDIC.

3. Investment Securities

Investment securities available for sale consist of the following:

	March 31, 2010				December 31, 2009
	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value
Obligations of state and political subdivisions	$7,085,507	$135,358	$(53,005)	$7,167,860	$7,088,573	$126,321	$(59,093)	$7,155,801
U.S. Treasury and agency securities	1,502,716	24,905	-	1,527,621	1,504,100	26,547	(3,178)	1,527,469
Mortgage-backed/CMO securities	12,814,389	618,489	(430,588)	13,002,290	13,895,720	606,611	(566,789)	13,935,542
Preferred stock securities (1)	48,800	53,600	-	102,400	48,800	38,000	-	86,800
Total securities	$21,451,412	$832,352	$(483,593)	$21,800,171	$22,537,193	$797,479	$(629,060)	$22,705,612

(1) Represents preferred stock issued by Freddie Mac and Fannie Mae.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI) based on guidance included in ASC Topic 320, Investments – Debt and Equity Instruments.  This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before the recovery of the security’s amortized cost basis.  If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Management’s review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the three months ended March 31, 2010.    With respect to the Corporation’s non-government agency CMO security, management regularly completes a cash flow analysis of the CMO with the assistance of a third party specialist.  The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.  At March 31, 2010, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no other-than-temporary impairment had been incurred.

The CMO security was the only security in a continuous loss position for 12 months or more at March 31, 2010 and December 31, 2009.

The following is a summary of the available for sale portfolio’s gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position:

			March 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value

Obligations of state and political subdivisions	$(53,005)	$2,396,795	$-	$-	$(53,005)	$2,396,795
U.S. Treasury and agency securities	-	-	-	-	-	-
Mortgage-backed/CMO securities	-	-	(430,588)	2,816,761	(430,588)	2,816,761
Preferred stock securities	-	-	-	-	-	-
Total available for sale	$(53,005)	$2,396,795	$(430,588)	$2,816,761	$(483,593)	$5,213,556

			December 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value
Obligations of state and political subdivisions	$(59,093)	$2,885,936	$-	$-	$(59,093)	$2,885,936
U.S. Treasury and agency Securities	(3,178)	495,650	-	-	(3,178)	495,650
Mortgage-backed/CMO Securities	-	-	(566,789)	2,734,709	(566,789)	2,734,709
Preferred stock securities	-	-	-	-	-	-
Total available for sale	$(62,271)	$3,381,586	$(566,789)	$2,734,709	$(629,060)	$6,116,295

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at March 31, 2010 and December 31, 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$1,393,815	$1,416,790	$1,395,800	$1,428,773
Due after one year through five years	225,000	240,498	225,000	239,281
Due after five years through ten years	2,103,530	2,149,133	1,800,094	1,843,489
Due after ten years	4,914,678	4,991,460	5,220,579	5,258,527
	8,637,023	8,797,881	8,641,473	8,770,070
Mortgage-backed/CMO securities	12,814,389	13,002,290	13,895,720	13,935,542
Totals	$21,451,412	$21,800,171	$22,537,193	$22,705,612

Investment securities, with an amortized cost of approximately $13,972,000 at March 31, 2010 and $12,241,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at March 31, 2010 and December 31, 2009. The Bank’s investment in FRB stock, which totaled $44,250 at March 31, 2010 and December 31, 2009, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Allowance for Loan Losses

Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors.  Loans on nonaccrual status and those past due more than 90 days amounted to $38,725,000 at March 31, 2010, $43,724,000 at December 31, 2009, and $37,387,000 at March 31, 2009.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

5. Fair Value Measurements

The Corporation measures fair values based on ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 820 defines fair value and establishes a consistent framework for measuring and expands disclosure requirements for fair value measurements.  Fair value represents the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.

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

Fair value of assets measured on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$7,167,860	$-	$7,167,860	$-
U.S. Treasury and agency securities	1,527,621	-	1,527,621	-
Mortgage-backed/CMO securities	13,002,290	-	10,185,529	2,816,761
Preferred stock securities	102,400	-	102,400	-
Investment securities available for sale	$21,800,171	$-	$18,983,410	$2,816,761

		Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$7,155,801	$-	$7,155,801	$-
U.S. Treasury and agency securities	1,527,469	-	1,527,469	-
Mortgage-backed/CMO securities	13,935,542	-	11,200,833	2,734,709
Preferred stock securities	86,800	-	86,800	-
Investment securities available for sale	$22,705,612	$-	$19,970,903	$2,734,709

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

Three months ended
March 31, 2010
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Fair value of CMO, beginning of period(1)(2)	$2,734,709
Total gains (losses) realized/unrealized:
Included in earnings(3)	-
Included in other comprehensive income(3)	136,201
Purchases, issuances, and other settlements	(54,149)
Transfers into Level 3(4)	-
Fair value of CMO, March 31, 2010	$2,816,761

Total amount of losses for the period included in earnings attributable to the
change in unrealized losses relating to assets still held at March 31, 2010	$-

(1)       Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)       Realized gain (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income.  Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(3)       Transfers in or out are based on the carrying amount of the security at the beginning of the period.

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a non-recurring basis:

Loans.  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, the Corporation records nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs or specific reserves that are based on the observable market price or current appraised value of the collateral.  These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge off.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.  We have historically reported our impaired loans under Level 2; however, in reviewing our current process, we now believe that Level 3 is appropriate.

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

Fair value on a non-recurring basis are as follows:

		Fair Value Measurements at March 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$26,904,879	$-	$-	$26,904,879
Other real estate owned	6,278,738	-	-	6,278,738

		Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$34,009,626	$-	$-	$34,009,626
Other real estate owned	3,777,119			3,777,119

(1)        Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

6.  Fair Value of Financial Instruments

Fair value disclosures require fair‑value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair‑value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument.

Fair‑value methods and assumptions for the Corporation’s financial instruments are as follows:

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

Loans – For variable‑rate loans that reprice frequently, fair values are generally based on carrying values, adjusted for credit risk. The fair value of fixed‑rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Off-balance-sheet instruments– The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, is estimated to approximate their aggregate book balance and is not considered material and therefore not included in the following table.

The estimated fair values of the Corporation’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$25,954,000	$25,954,000	$37,044,000	$37,044,000
Obligations of state and political subdivisions	7,168,000	7,168,000	7,156,000	7,156,000
U.S. Treasury and agency securities	1,528,000	1,528,000	1,527,000	1,527,000
Mortgage-backed/CMO securities	13,002,000	13,002,000	13,936,000	13,936,000
Preferred stock securities	102,000	102,000	87,000	87,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	245,852,000	245,831,000	255,381,000	254,923,000
Accrued interest income	991,000	991,000	1,008,000	1,008,000
Financial liabilities:
Deposits:
Demand	$55,473,000	$55,473,000	$65,644,000	$65,644,000
NOW	47,785,000	47,785,000	50,643,000	50,643,000
Savings and money market accounts	72,959,000	72,959,000	72,298,000	72,298,000
Time deposits	115,978,000	116,388,000	121,200,000	121,011,000
Brokered certificates	5,417,000	5,493,000	5,411,000	5,516,000
Other borrowings	-	-	414,000	414,000
Accrued interest expense	292,000	292,000	359,000	359,000

Limitations

Fair‑value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discounts that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair‑value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

7. Net Income (Loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation.  The Corporation follows guidance include in ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities.  This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security.  In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.  Due to our net loss for the three months ended March 31, 2010 and 2009, the unvested restricted shares were not included in determining both basic and diluted earnings per share for the respective periods.  The following table presents basic and diluted earnings per share:

	First Quarter
	2010	2009
Weighted average common shares outstanding	3,189,393	3,154,065
Weighted average unvested restricted stock outstanding	-	-
Weighted average basic and diluted common shares outstanding	3,189,393	3,154,065

Net loss available to common shareholders	$(620,144)	$630,865)
Basic and diluted net loss per share	$(0.19)	$(0.20)

8. Long Term Incentive Plan

Under the Long Term Incentive Plan (the “Plan”), the Corporation had the authority to grant stock options and restricted stock as compensation to key employees.  Such authority expired April 22, 2008. The Corporation did not award any stock options under the Plan. The restricted shares have a five-year vesting period. The awards are recorded at fair value on the grant date and are amortized into salary expense over the vesting period.

A summary of the activity under the Plan for the three months ended March 31, 2010 and 2009 is presented below:

	2010		2009
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Restricted Stock Awards	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	2,033	$17.47	8,327	$17.90
Granted	-	-	-	-
Vested	(230)	20.72	(691)	20.65
Forfeited	-	-	(554)	16.36
Outstanding at March 31,	1,803	$17.05	7,082	$17.75

The total fair value of the awards vested during the three months ended March 31, 2010 and 2009 was $4,764 and $14,291, respectively. As of March 31, 2010, there was $30,700 of total unrecognized compensation cost related to nonvested stock awards under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

9.  Income Taxes

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

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary.  The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2010 and 2009, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

During 2009, the level of regulatory enforcement action taken against the Bank by the Office of the Comptroller of the Currency (OCC) heightened from a formal agreement entered into on October 16, 2008 to the issuance of a Consent Order (the “Order”) dated September 24, 2009.   Pursuant to the Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  The Bank failed to meet these required minimum ratios by such deadline and is currently out of compliance with these required minimum capital ratios.  In light of the Bank’s continued losses and capital position at March 31, 2010 and the lack of any commitments for the investment of additional capital as of the current date, it is reasonable to anticipate further regulatory enforcement action by the OCC.  See also the “Capital” section of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area.  The Corporation has in general experienced a slowing economy in Michigan since 2007.  In particular, Michigan’s current unemployment rate of 14.1% is the worst among all states.  Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County.  Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions.  The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

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

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank.  The extent of such regulatory action may threaten the ability of the Bank to continue operating as a going concern.  Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

As fully described in Note 2, “Management’s Plan”, of the consolidated financial statements included in the 2009 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives to address the current challenges facing the Bank.  The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment.  Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory enforcement action.  Any further declines in the Bank’s capital levels may likely result in more severe regulatory enforcement action by either the OCC or FDIC.

It is against this backdrop that we discuss our financial condition and results of operations for the three months ended March 31, 2010 as compared to earlier periods.

	(in thousands except per share data)
Earnings	First Quarter
	2010	2009
Net loss	$(620)	$(631)
Basic and diluted net loss per share	$(0.19)	$(0.20)

Net loss for the three months ended March 31, 2010 as compared to the same period last year, was negatively affected by a lower interest income on loans due to lower average balances and yields. These unfavorable variances were partially offset by lower interest expense due to lower average deposit balances and lower rates, higher noninterest income and lower noninterest expense.

Net loss for the three months ended March 31, 2010 was lower by $11,000 compared to the same period last year.  In the first quarter of 2010, net interest income decreased $537,000 partially offset by an increase in noninterest income of $68,000 and lower noninterest expense of $418,000.

	(in thousands)
	First Quarter
Net Interest Income	2010	2009
Interest and dividend income	$3,734	$4,931
Interest expense	710	1,370
Net interest income	$3,024	$3,561

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three months ended March 31:

INTEREST YIELDS AND COSTS

March 31, 2010 and 2009

(in thousands)

	----------First Quarter ----------
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$101	$0.1	0.05%	$13,110	$8.1	0.25%
Certificates of deposit	-	-	-	4,266	50.8	4.83%
Securities: Taxable	16,007	215.4	5.38%	26,428	377.9	5.72%
Tax-exempt (1)	7,087	107.4	6.06%	14,512	217.5	5.99%
Commercial loans (2)(3)	231,142	2,957.3	5.12%	271,047	3,715.8	5.48%
Consumer loans (2)(3)	18,339	261.0	5.77%	21,471	331.7	6.27%
Mortgage loans (2)(3)	19,006	238.7	5.02%	20,981	307.7	5.87%
Total earning assets and total interest income	291,682	3,779.9	5.19%	371,815	5,009.5	5.40%
Cash and due from banks	27,050			7,214
All other assets	17,786			18,473
Allowance for loan losses	(18,067)			(14,130)
Total Assets	$318,451			$383,372
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$49,264	25.8	0.21%	$42,698	15.4	0.15%
Savings	38,819	19.0	0.20%	39,084	22.9	0.24%
MMDA	34,379	59.4	0.70%	58,683	145.9	1.01%
Time	122,765	604.6	2.00%	155,746	1,143.4	2.98%
Short term borrowings	-	-	-	411	1.8	1.74%
FHLBI advances	64	1.2	7.29%	3,318	40.5	4.88%
Total interest bearing liabilities and total interest expense	245,291	710.0	1.17%	299,940	1,369.9	1.85%
Non-interest bearing deposits	56,453			52,987
All other liabilities	2,343			2,640
Shareholders' Equity	14,364			27,805
Total Liabilities and Shareholders' Equity	$318,451			$383,372
Interest spread			4.02%			3.55%
Net interest income-FTE		$3,069.9			$3,639.6
Net interest margin			4.20%			3.90%

(1)       Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.

(2)       For purposes of the computation above, average non-accruing loans of $40,543,000 in 2010 and $36,390,000 in 2009 are included in the average daily loan balance.

(3)       Interest on loans includes origination fees totaling $15,000 in 2010 and $28,000 in 2009.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $1,230,000 (24.5%) in the first quarter of 2010 compared to the first quarter of 2009.  This is due to a decrease in average earning assets of $80,133,000 (21.6%) combined with a decrease in the yield on average earning assets of 21 basis points.

The average balance of short term investments, certificates of deposit and securities decreased $35,121,000 (60.2%) in the first quarter of 2010 as compared with the same period in 2009.  Fluctuations in average short term investments and average cash and due from banks balances in the first quarter of 2010 from the same period in 2009 relate to the Bank’s use of a noninterest bearing correspondent account for excess cash deposits during 2010 rather than federal funds sold positions in 2009, primarily to obtain more competitive pricing on correspondent account services and full FDIC insurance on all its available cash balances.   Loans had a decrease in average balances of $45,012,000 (14.4%) combined with a 40 basis point decrease in yield in the first quarter of 2010 compared to the same period last year.  It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further compress net interest margin in future periods.

The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $39,905,000 (14.7%) in the first quarter of 2010 compared to the first quarter of 2009.  This is primarily due to charge offs, loans transferred to other real estate and decreased loan origination activities.

The decline in interest income from the same quarter of 2009 primarily resulted from the $80,133,000 (21.6%) decrease in average earning assets and moderately lower yields.  Loan yields in 2010 continue to be negatively impacted by continued high average balances of nonperforming loans.  Management expects the average balance of nonperforming loans to continue to remain high in 2010, adversely impacting net interest income.  Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial balances and yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the first quarter of 2010 decreased $619,000 (46.6%) compared to the first quarter of 2009.  This was the result of lower cost of funds due to lower interest rates paid on deposits of 65 basis points combined with lower average deposit balances of $50,984,000 (17.2%). Pricing competition in the local market for deposits continues to be a factor in attracting deposits at reasonable costs.

Borrowed funds’ average balance decreased $3,665,000 (98.3%) in the first quarter of 2010 compared to the first quarter of 2009. At March 31, 2010, the Bank had no outstanding borrowed funds.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $47.8 million at March 31, 2010 or about 15.2% of total assets. This compares to $59.7 million or about 17.9% of total assets at year end 2009.  Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s available liquidity at March 31, 2010, investment securities with a fair value of approximately $14,464,000 were pledged to secure public deposits and for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank.  Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market.  Management also attempts to offer a wide variety of products to meet the needs of its customers.  The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $44,000,000 at March 31, 2010 and $46,000,000 at December 31, 2009.  The Bank had $5.4 million of brokered deposits at March 31, 2010.  Due to the Bank’s capital classification as “undercapitalized” at March 31, 2010, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”).  See “Capital” section of this Management’s Discussion and Analysis for further details.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. The Bank has a $9,200,000 line of credit available at the FHLBI for which the Bank has pledged certain commercial and consumer loans secured by residential real estate.  As of March 31, 2010, the Bank had no borrowings against the line. The Bank also had an $18,600,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral.  At March 31, 2010, no borrowings were outstanding against the line.  If necessary, the Bank could also satisfy unexpected liquidity needs through repurchase agreements which would allow it to borrow from a broker, pledging investment securities as collateral.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of March 31, 2010:

	(in thousands)
	0-3	4-12	1-5	5+
Interest Rate Sensitivity	Months	Months	Years	Years	Total
Assets:
Loans	$106,551	$60,105	$88,392	$6,604	$261,652
Securities	1,849	3,593	9,835	7,518	22,795
Short term investments	101	-	-	-	101
Total rate sensitive assets	$108,501	$63,698	$98,227	$14,122	$284,548
Liabilities:
NOW, Savings & MMDA	$33,458	$-	$-	$87,286	$120,744
Time deposits	14,875	76,841	29,653	25	121,394
Other Borrowings	-	-	-	-	-
Total rate sensitive liabilities	$48,333	$76,841	$29,653	$87,311	$242,138
Rate sensitivity GAP and ratios:
GAP for period	$60,168	$(13,143)	$68,574	$(73,189)
Cumulative gap	60,168	47,025	115,599	42,410

Cumulative rate sensitive ratio	2.24	1.38	1.75	1.18
December 31, 2009 rate sensitive ratio	1.62	1.51	1.78	1.19

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 138% asset sensitive as of March 31, 2010.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices.  Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which means the impact of upward and downward movements of interest rates on interest margin.  This modeling indicates that a 100 basis point increase in interest rates would decrease net interest income by approximately 2.34% in the first year, while a 200 basis point increase in interest rates would decrease net interest income by approximately 3.31% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans
	(in thousands)
	First Quarter
Provision for Loan Losses	2010	2009
Total	$1,200	$1,200

The Corporation recorded a provision of $1,200,000 in the first quarter of both 2010 and 2009.  Each quarter management performs a detailed analysis of the loan portfolio to appropriately identify and quantify the credit risk to estimate losses inherent in the portfolio.   The evaluation considered identified problem loans, loss experience, current and future economic factors and other risk considerations impacting the portfolio at large to determine the required reserve level.

Given the significant portion of loans that are secured by real estate, our portfolio has been directly impacted by the economic downturn and deterioration of real estate values.  In response, management has enhanced its portfolio management practices to address the portfolio challenges.  Quarterly, management performs a detailed review of the portfolio to insure that loans are appropriately risk rated and collateral is realistically valued.  Our enhanced practices for analysis and quantification of risk within various segments of our portfolio have improved the effectiveness and precision of our problem loan identification procedures. We also continue to obtain updated appraisals on loans secured by real estate and apply appropriate discounting practices based on perceived declines in market value.

Updated appraisals received during the quarter indicated continued declines in property values for collateral on our impaired loans.  At present, the weak Michigan economy, coupled with historically high unemployment, continues to delay signs of near-term relief or stabilization in our market area.  Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves well above normal levels.  At quarter end, management’s analysis determined that a reserve of $15,800,000 was required.  The provision required during the quarter to bring the allowance to that level was $1,200,000.

Nonperforming loans at March 31, 2010 decreased $4,999,000 to $38,725,000 from the December 31, 2009 balance of $43,724,000, and increased $1,338,000 from the March 31, 2009 balance of $37,387,000.  Nonperforming loans as a percentage of total loans were 14.80% at March 31, 2010 compared to 15.95% at December 31, 2009, and 12.10% at March 31, 2009.  The decrease in nonperforming loans during the first quarter of 2010 resulted from the combination of loans transferred to other real estate, charge offs, loans returned to accrual status, and continued payments received on nonperforming loans, which in aggregate, exceeded newly identified nonperforming loans.

During the quarter ended March 31, 2010, total loan charge offs and transfers to other real estate amounted to $4,646,000 and $2,710,000, respectively.  Current quarter charge offs reflected losses primarily on commercial collateral dependent loans where specific reserves were partially or fully allocated in prior quarters.  Loan charge offs and transfers to other real estate totaled $2,267,000 and $1,364,000 during the quarter ended December 31, 2009 and $2,417,000 and $1,088,000 during the quarter ended March 31, 2009, respectively.

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

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	March 31, 2010		December 31, 2009
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$28,764	11.0%	$29,719	10.9%
Residential home equity/other junior liens	16,741	6.4%	17,606	6.4%
Construction, land development and other land loans	26,887	10.2%	29,119	10.6%
Multifamily residential properties	2,472	0.9%	2,556	0.9%
Owner-occupied nonfarm, nonresidential properties	65,689	25.1%	66,078	24.1%
Other nonfarm, nonresidential properties	95,585	36.5%	101,730	37.1%
Commercial	18,998	7.3%	20,015	7.3%
Consumer	5,292	2.0%	5,793	2.1%
Other	1,456	0.6%	1,674	0.6%
Total gross loans	261,884	100.0%	274,290	100.0%
Net unearned fees	(232)		(244)
Total loans	$261,652		$274,046

Loans secured by 1-4 family residential construction and other construction, land development and other land loans decreased a total of $2,232,000 (7.7%), loans secured by nonresidential properties (owner-occupied and other nonfarm properties) decreased $6,534,000 (3.9%), and commercial loans decreased $1,017,000 (5.1%) in the first quarter of 2010 from December 31, 2009.  This is due primarily to charge offs, loans transferred to other real estate and the intentional run-off of such loans to reduce exposure within this segment of the loan portfolio.

The Corporation’s exposure to real estate secured loans continues as the economy and real estate values have continued to deteriorate.  If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters.  Due to the uncertainty of future current economic conditions and the continued decline in real estate values, the provision for loan losses for the balance of 2010 may continue to be impacted by the Bank’s concentration in real estate secured loans.  While we have considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

Loans also include the reclassification of demand deposit overdrafts, which amounted to $105,000 and $128,000 at March 31, 2010 and December 31, 2009, respectively.

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

	(in thousands)
Nonperforming Assets	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual Loans	$38,725	$43,724	$35,880
90 days or more past due and still accruing	-	-	1,507
Total nonperforming loans	38,725	43,724	37,387
Other real estate owned	6,279	3,777	2,681
Total nonperforming assets	$45,004	$47,501	$40,068

Nonperforming loans as a percent of total loans	14.80%	15.95%	12.10%
Allowance for loan losses as a percent of nonperforming loans	41%	43%	35%
Nonperforming assets as a percent of total loans and
other real estate owned	16.80%	17.10%	12.86%

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of:

	(in thousands)
	March 31, 2010		December 31, 2009		March 31, 2009
Nonperforming Loans	Balance	Percent	Balance	Percent	Balance	Percent
Secured by real estate:
Residential first mortgage	$3,916	10.1%	$4,503	10.3%	$2,703	7.2%
Residential home equity/other junior liens	1,181	3.1%	1,043	2.4%	1,615	4.3%
1-4 family construction loans	3,377	8.7%	4,099	9.4%	7,612	20.4%
Other construction, land development and other land loans	10,662	27.5%	11,638	26.6%	9,421	25.2%
Multifamily residential properties	920	2.4%	997	2.3%	176	0.5%
Owner-occupied nonfarm, nonresidential properties	8,177	21.1%	7,795	17.8%	5,013	13.4%
Other nonfarm, nonresidential properties	8,220	21.2%	11,010	25.2%	8,815	23.6%
Commercial	2,242	5.8%	2,586	5.9%	1,954	5.2%
Consumer	30	0.1%	53	0.1%	78	0.2%
Total nonperforming loans	$38,725	100.0%	$43,724	100.0%	$37,387	100.0%

Management continually evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed in nonaccrual.  In addition, loans are placed on a nonaccrual basis when principal or interest is past due ninety days or more.  If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan in nonaccrual even if the borrower is current.  As of March 31, 2010, approximately $15,518,000 (40.1%) of nonperforming loans are making scheduled payments on their loans.  Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming assets increased $4,936,000 from the first quarter of 2009 primarily due to an increase in other real estate owned properties and deteriorating economic conditions that have impacted customers’ cash flows and lowered collateral values of real estate.   Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

At March 31, 2010, impaired loans totaled approximately $33,105,000 representing specifically identified loans in nonaccrual status, other than homogeneous smaller commercial, residential, and consumer loans, and included $7,454,000 of commercial troubled debt restructurings.  Specific reserves assigned to impaired loans at March 31, 2010 aggregated to $6,200,000 and impaired loans without specific reserve allocations totaled $9,558,000, indicating that the loans are well collateralized at this time.

Total troubled debt restructured loans at March 31, 2010 approximated $12,215,000.  Of those not included in impaired commercial loans noted above, $3,715,000 were accruing interest and in compliance with modified terms and $1,046,000, comprised principally of smaller commercial, consumer and residential mortgage loans with individual balances less than $250,000, remained in nonaccrual status at March 31, 2010.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first three months of 2010 and 2009:

	(in thousands)
	First Quarter
Components:	2010	2009
Allowance for loan losses
Balance, beginning of year	$18,665	$14,122
Loans charged off:
Secured by real estate:
Residential first mortgage	155	199
Residential home equity/junior liens	110	246
1-4 family residential construction loans	663	485
Other construction and land development and other land loan	761	410
Multifamily residential properties	-	62
Owner-occupied nonfarm, nonresidential properties	521	55
Other nonfarm, nonresidential properties	2,073	615
Commerical	256	147
Consumer	107	198
Total charge offs	4,646	2,417
Recoveries to loans previously charged off:
Secured by real estate:
Residential first mortgage	1	-
Residential home equity/junior liens	7	71
1-4 family residential construction loans	3	-
Other nonfarm, nonresidential properties	504	-
Commerical	18	24
Consumer	48	37
Total recoveries	581	132
Net loans charged off	4,065	2,285
Additions to allowance charged to operations	1,200	1,244
Balance, end of quarter	15,800	13,081
Reserve for unfunded credit commitments
Balance, beginning of year	300	316
Additions to reserve charged to operations	-	(44)
Balance, end of quarter	300	272
Total allowance for loan losses and reserve for
unfunded credit commitments	$16,100	$13,353
Ratios:
Net loans charged off (annualized) to average loans outstanding	6.06%	2.92%
Allowance for loan losses to loans outstanding	6.04%	4.23%

Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of the required allowance balance.  When all of these factors were considered, management determined that the $1,200,000 provision for the first quarter of 2010 and the $15,800,000 allowance as of March 31, 2010 were appropriate.

	(in thousands)
	First Quarter
Noninterest Income	2010	2009
Total	$847	$779

Noninterest income, which includes service charges and other fee income, trust income, and other miscellaneous income, increased by $68,000 (8.8%) during the first quarter of 2010 compared to the same quarter in 2009.

Service charges and other fee income increased $79,000 (11.3%) during the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher returned check fees relating to the Bank’s implementation of an overdraft protection program in the second quarter of 2009 and higher network income. These favorable variances were offset by lower deposit service charges, commercial loan service charges, mortgage loan late fees, and check printing fees.

Trust income decreased $10,000 (12.5%) in the first quarter of 2010 compared to the same period last year.  Trust income decreased due to lower asset values and a greater percentage of investments in fixed income products partially offset by higher nonrecurring trust consulting income.

	(in thousands)
	First Quarter
Noninterest Expense	2010	2009
Total	$3,353	$3,771

Noninterest expense decreased $418,000 (11.1%) in the first quarter of 2010 compared to the same quarter in 2009.

Salaries and employee benefits decreased $292,000 (17.3%) in the first quarter of 2010 compared to the same quarter of 2009.  Of the decrease, $149,000 relates to lower salaries and wages and $19,000 to lower group medical insurance -- both resulting from fewer employees in 2010 compared to 2009.  Other decreases include an $18,000 reduction in employee benefits and an $11,000 reduction in contracted payroll.  In addition, the Corporation discontinued its pension contribution effective January 1, 2010 which resulted in a savings of $85,000 over the same prior year period.

Occupancy expense decreased $51,000 (15.3%) in the first quarter of 2010 compared to the same quarter of 2009 primarily due to a decrease of $45,000 in building services and $11,000 decrease in depreciation. Building services decreased due to lower snow removal costs due to a milder winter in 2010 compared to 2009.

Equipment expense decreased $17,000 (15.8%) in the first quarter of 2010 compared to the same quarter in 2009 primarily due to lower depreciation expense and other equipment related expenses.

Professional and service fees decreased $129,000 (24.8%) in the first quarter of 2010 compared to the same quarter in 2009.  $72,000 of decrease related to lower legal fees for problem loan management and corporate legal matters (e.g., regulatory and capital) compared to similar legal services incurred in the first quarter of 2009.  In addition, consulting fees decreased $33,000 due to lower correspondent bank fees, the timing of certain expenses, and management’s continued scrutiny of discretionary expenses.  Audit and accounting fees also decreased $27,000 due to additional billings incurred in the first quarter of 2009 related to the 2008 audit and tax engagement.  These decreases were partially offset by $17,000 of higher network fees in the current quarter due to vendor credits that offset network expense in the first quarter of 2009.

Computer service fees increased $10,000 (9.8%) in the first quarter of 2010 compared to the same quarter in 2009 due to timing of service contract renewals.

FDIC assessment fees increased $41,000 (13.1%) in the first quarter of 2010 compared to the same quarter in 2009 due to higher FDIC rates assessed to the Bank (effective in the second quarter of 2009) based on the Bank’s elevated risk profile.  The increase resulted despite approximately $50 million of fewer insurable deposits at March 31, 2010 compared to March 31, 2009.  Previously, the Bank was exempted from prepayment of the FDIC’s 2010 – 2012 deposit insurance assessment and continues to remit payment for quarterly FDIC assessments.

Insurance expense increased $105,000 in the first quarter of 2010 compared to the same quarter in 2009 reflecting the Bank’s specific regulatory and financial risk profile and the timing of the Corporation’s insurance renewal period.  The Bank’s business insurance premium expense for 2010 will exceed 2009.  The elevated premium expense further reflects an increase in the known and perceived risk, overall instability and economic uncertainty of the community banking industry.

Printing and supplies decreased $9,000 in the first quarter of 2010 compared to the same quarter in 2009 due to lower vendor costs in the first quarter of 2009 compared to 2010.

Director fees decreased $6,000 (27.4%) in the first quarter of 2010 compared to the same quarter in 2009 due to a reduction in the number of directors and reductions in director compensation.

Loan collection and foreclosed property expense increased $168,000 (170.5%) in the first quarter of 2010 compared to 2009 due to higher expenses on loans and ORE properties, primarily for property taxes accrued on a greater level of ORE properties carried at March 31, 2010.   These costs are expected to remain relatively high in the near term future as the Bank works through its elevated levels of problem loans and other real estate holdings.

Net loss on sale/writedown of OREO and repossessions of $31,000 is the result of valuation writedowns of ORE properties, net loss on sales of ORE properties and gains on repossessed assets during the first quarter of 2010.

Other expenses decreased $89,000 (39.2%) in the first quarter 2010 compared to the same quarter in 2009 primarily due lower advertising, education, postage, telephone and NSF check losses.

	(in thousands)
	First Quarter
Income Tax Benefit	2010	2009
Total	$(61)	$-

In the first quarter of 2010, the Corporation recorded $61,000 of federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Corporation’s available for sale investment portfolio.  The Corporation also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the three months ended March 31, 2010 and 2009 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Corporation’s and the Bank’s capital classification are also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.

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

The Corporation’s and the Bank’s actual capital amounts and ratios are presented as of March 31, 2010 and December 31, 2009 in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
As of March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$17,204,000	6.37%	$21,619,000	8%	$27,024,000	10%
FNBH Bancorp	17,186,000	6.36%	21,619,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	13,669,000	5.06%	10,810,000	4%	16,215,000	6%
FNBH Bancorp	13,651,000	5.05%	10,810,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	13,669,000	4.29%	12,738,000	4%	15,923,000	5%
FNBH Bancorp	13,651,000	4.29%	12,738,000	4%	N/A	N/A

As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$17,934,000	6.46%	$22,195,000	8%	$27,743,000	10%
FNBH Bancorp	17,924,000	6.46%	22,195,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	14,275,000	5.15%	11,097,000	4%	16,646,000	6%
FNBH Bancorp	14,265,000	5.14%	11,097,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	14,275,000	4.25%	13,435,000	4%	16,794,000	5%
FNBH Bancorp	14,265,000	4.25%	13,435,000	4%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Order”) with the OCC.  Pursuant to the Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  The Bank failed to meet these required minimum ratios by such date and is currently out of compliance with these required capital ratios.  To date, the Corporation has not received any commitments for the investment of additional capital.

At March 31, 2010, based on the above minimum capital requirements, the Corporation and its subsidiary Bank are classified as “undercapitalized”.  Under the terms of the Consent Order with the OCC, referenced above, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the “Plan”).  The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital, based upon the information provided in the Plan.  As noted below, the Bank intends to update the Plan and continue to pursue its capital raising efforts as well as resubmit the Plan to the OCC.

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

As of March 31, 2010, the Bank’s capital ratios are significantly below the increased minimum requirements imposed by the OCC.  In light of the Bank’s continued losses and capital position at March 31, 2010, it is reasonable to anticipate further regulatory enforcement action by the OCC or FDIC.

Based on the Bank’s current financial condition, asset quality issues, and capital ratios, management estimates that the Bank needs to raise $15 million of additional capital to comply with the OCC’s capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs.  Accordingly, management has met with potential investors and is working with an investment banking firm to assist in raising the additional equity believed necessary to sufficiently recapitalize the Bank. While the Corporation’s common stock is traded in the public markets, the size of the institution and other factors are likely to limit our ability to access the public capital markets.  As such, the Corporation’s alternatives for additional capital are somewhat limited.  The ongoing liquidity crisis and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital.  We may not be able to raise the necessary capital on favorable terms, or at all.  An inability to raise capital on acceptable terms is likely to have a materially adverse effect on our business, financial condition and results of operations.

In order to raise the additional capital required by the Bank’s current capital position and the Consent Order imposed by the OCC, the Corporation intends to issue shares of its existing preferred stock to accredited investors.  The terms and conditions of these preferred securities, when and if issued, including dividend or interest rates, conversion rates and rights, voting rights, redemption prices, maturity dates and similar matters will be determined by the Board of Directors.  There were no issued and outstanding shares of preferred stock through the date of filing of this Form 10-Q.

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

The Corporation maintains critical accounting policies for the allowance for loan losses.  Refer to Notes 1c and 1d of the December 31, 2009 Consolidated Financial Statements as included in Form 10-K for additional information on critical accounting policies.

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $200,000 at March 31, 2010, $200,000 at December 31, 2009 and $332,000 at March 31, 2009.  These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held on those commitments at March 31, 2010, December 31, 2009 and March 31, 2009, where there is collateral, was in excess of the committed amount.  A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.   The adoption of this standard on January 1, 2010 had no impact on our results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Upon adoption of the applicable portions of this standard on January 1, 2010, we provided the required disclosures as presented in Note 6.  For those additional disclosures required for fiscal years beginning after December 15, 2010, we anticipate first including those disclosures in our Form 10-Q for the period ending March 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2009.

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2010, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)      Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2010 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan and the Long-Term Incentive Plan during the quarter ended March 31, 2010 were registered under the Securities Act of 1933.

There were no repurchases of common stock by the Corporation for the three months ended March 31, 2010.

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

31.1        Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2        Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/ Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/ Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date:  May 14, 2010