Form 10-Q
period 2010-06-30
FNBH BANCORP INC
filed 2010-08-16
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,161,689 shares of the Corporation’s Common Stock (no par value) were outstanding as of July 31, 2010.

TABLE OF CONTENTS

Page
Number
Part I. Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1
Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	2
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the
six months ended June 30, 2010 and 2009	3
Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4
Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27

Part II. Other Information
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	27

Signatures	28

Important Note About Forward-Looking Statements

This report includes certain forward-looking statements that are not statements of historical fact, such as (but not limited to) statements that include terms such as "will," "may," "should," "believe," "expect," "forecast," "anticipate," "estimate," "project," "intend," "likely," "optimistic" and "plan."  These may be statements about the Corporation's future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, including (but not limited to) statements about the possibility of further regulatory oversight or enforcement action, measures of future economic performance, and forecasts of credit losses or other asset quality trends.  These forward-looking statements express the current viewpoints of the Corporation's management, but by their nature are subject to significant inherent risks and uncertainties.

A number of important factors could cause actual results to differ materially from those referenced in the forward-looking statements.  Those factors include the economic environment, the pace of any recovery in local real estate markets and the Michigan economy in general, the actions of federal regulatory authorities, the failure of assumptions underlying the establishment of and provision made to the allowance for loan losses, competition, products and pricing in business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, acquisitions, and integration of acquired businesses.  Important factors also include the Corporation’s ability to raise additional capital and the nature and scope of any additional regulatory oversignt or enforcement actions that may be taken by the agencies that regulate the Corporation and its subsidiary bank.  This list of potential factors is not intended to be all-inclusive.  See the risk factors disclosed in Part I – Item A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, for additional known risks the Corporation's management believes could materially affect the results described by forward-looking statements in this report. In addition, the Corporation's results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to management, that management currently consider to be immaterial, or that develop after the date of this report.

No assurance can be given that the Corporation's future results will meet expectations. While the Corporation believes the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Corporation does not undertake, and expressly disclaims, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Assets	2010	2009
Cash and due from banks	$30,351,389	$36,942,636
Short term investments	96,088	101,029
Total cash and cash equivalents	30,447,477	37,043,665
Investment securities:
Investment securities available for sale, at fair value	20,197,095	22,705,612
FHLBI and FRB stock, at cost	994,950	994,950
Total investment securities	21,192,045	23,700,562
Loans held for investment:
Commercial	213,977,592	235,937,243
Consumer	17,470,104	18,777,849
Real estate mortgage	18,207,051	19,330,658
Total loans held for investment	249,654,747	274,045,750
Less allowance for loan losses	(13,857,331)	(18,665,173)
Net loans held for investment	235,797,416	255,380,577
Premises and equipment, net	7,901,552	8,091,463
Other real estate owned, held for sale	6,536,061	3,777,119
Facilities held for sale, net	60,453	60,453
Accrued interest and other assets	2,639,295	4,336,526
Total assets	$304,574,299	$332,390,365

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$57,308,801	$65,643,739
NOW	45,272,834	50,642,881
Savings and money market	68,227,070	72,297,919
Time deposits	113,379,375	121,200,201
Brokered certificates of deposit	5,323,036	5,410,951
Total deposits	289,511,116	315,195,691
Other borrowings	-	413,970
Accrued interest, taxes, and other liabilities	2,210,742	2,404,440
Total liabilities	291,721,858	318,014,101

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at June 30, 2010 and December 31, 2009; 3,161,689 shares issued and outstanding at June 30, 2010 and 3,149,850 shares issued and outstanding at December 31, 2009	6,925,840	6,738,128
Retained earnings	5,105,571	6,641,060
Deferred directors' compensation	708,371	885,919
Accumulated other comprehensive income	112,659	111,157
Total shareholders' equity	12,852,441	14,376,264
Total liabilities and shareholders' equity	$304,574,299	$332,390,365

See notes to consolidated financial statements.

FNBH Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)
	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$3,291,285	$4,113,435	$6,736,293	$8,453,826
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	195,740	348,007	406,361	716,305
Obligations of states and political subdivisions	69,681	116,543	142,958	267,478
Other securities	6,016	6,602	10,809	16,161
Interest on certificates of deposit	-	49,187	-	100,004
Interest on short term investments	143	3,369	232	14,256
Total interest and dividend income	3,562,865	4,637,143	7,296,653	9,568,030

Interest expense:
Interest on deposits	658,872	1,262,605	1,367,686	2,590,259
Interest on other borrowings	-	7,698	1,174	49,974
Total interest expense	658,872	1,270,303	1,368,860	2,640,233

Net interest income	2,903,993	3,366,840	5,927,793	6,927,797

Provision for loan losses	1,200,000	11,696,853	2,400,000	12,896,853
Net interest income (deficiency) after provision for loan losses	1,703,993	(8,330,013)	3,527,793	(5,969,056)

Noninterest income:
Service charges and other fee income	780,621	845,306	1,554,894	1,541,018
Trust income	57,819	86,096	129,390	167,866
Gain on available for sale securities	-	76,504	-	76,504
Other	(1,582)	800	(135)	2,118
Total noninterest income	836,858	1,008,706	1,684,149	1,787,506

Noninterest expense:
Salaries and employee benefits	1,306,658	1,735,612	2,705,905	3,427,351
Net occupancy expense	255,547	251,149	539,921	586,968
Equipment expense	83,583	89,179	173,733	196,196
Professional and service fees	437,324	520,274	827,705	1,039,208
Printing and supplies	38,981	50,893	73,778	94,905
Computer service fees	116,664	119,160	233,765	225,811
Amortization expense	64,284	68,478	130,328	134,497
Director fees	16,125	20,689	33,075	44,042
FDIC assessment fees	360,493	464,688	716,854	779,895
Insurance expense	182,744	150,609	344,022	206,593
Loan collection and foreclosed property expenses	164,955	184,882	431,380	283,359
Net loss on sale/writedown of OREO and repossessions	141,513	414,533	172,763	594,529
Other	226,783	217,074	364,976	444,488
Total noninterest expense	3,395,654	4,287,220	6,748,205	8,057,842

Loss before federal income taxes	(854,803)	(11,608,527)	(1,536,263)	(12,239,392)

Federal income tax expense (benefit)	60,542	467,486	(774)	467,486

Net loss	$(915,345)	$(12,076,013)	$(1,535,489)	$(12,706,878)

Per share statistics:
Basic and Diluted EPS	$(0.29)	$(3.82)	$(0.48)	$(4.02)
Dividends	$-	$-	$-	$-
Basic average shares outstanding	3,191,928	3,163,491	3,190,668	3,158,804
Diluted average shares outstanding	3,191,928	3,163,491	3,190,668	3,158,804

See notes to consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)
	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102
Cumulative effect of change in accounting principle, adoption of ASC Topic 320, net of tax		692,967		(692,967)	-
Earned portion of long term incentive plan	59,056				59,056
Issued 1,394 shares for employee stock purchase plan	3,154				3,154
Issued 16,907 shares for current directors' fees	40,155				40,155
Issued 823 shares for deferred directors' fees	16,414		(16,414)		-
Comprehensive loss:
Net loss		(12,706,878)			(12,706,878)
Change in unrealized gain on investment securities available for sale, net of tax effect				136,430	136,430
Less reclassification adjustment for realized securities net gain included in net loss				(76,504)	(76,504)
Total comprehensive loss					(12,646,952)
Balances at June 30, 2009	$6,701,937	$7,630,065	$885,919	$(237,406)	$14,980,515

Balances at December 31, 2009	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	8,544				8,544
Issued 3,715 shares for employee stock purchase plan	1,620				1,620
Issued 8,088 shares for deferred directors' fees	177,548		(177,548)		-
Comprehensive loss:
Net loss		(1,535,489)			(1,535,489)
Change in unrealized gain on investment securities available for sale, net of tax effect				1,502	1,502
Total comprehensive loss					(1,533,987)
Balances at June 30, 2010	$6,925,840	$5,105,571	$708,371	$112,659	$12,852,441

 See notes to consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2010	2009
Cash flows from operating activities:
Net loss	$(1,535,489)	$(12,706,878)
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	2,400,000	12,896,853
Depreciation and amortization	379,587	429,371
Deferred income tax (benefit) expense	(774)	467,486
Net amortization on investment securities	4,560	19,565
Earned portion of long term incentive plan, net	8,544	59,056
Shares issued for current and variable directors' compensation	-	40,155
Loss on disposal of equipment	-	23,544
Gain on sale of available for sale securities	-	(76,504)
Loss on the sale of other real estate owned, held for sale	188,737	611,939
Decrease in accrued interest income and other assets	1,571,903	2,503,281
Decrease in accrued interest, taxes, and other liabilities	(193,698)	(67,388)
Net cash provided by operating activities	2,823,370	4,200,480
Cash flows from investing activities:
Proceeds from sales of available for sale securities	-	2,352,957
Proceeds from maturities and calls of available for sale securities	390,000	4,730,000
Proceeds from mortgage-backed securities paydowns-available for sale	2,116,234	2,133,902
Maturity of certificates of deposit	-	294,000
Net decrease in loans	13,394,419	10,621,837
Proceeds from sale of other real estate owned, held for sale	841,062	1,515,319
Capital expenditures	(64,348)	(125,645)
Net cash provided by investing activities	16,677,367	21,522,370
Cash flows from financing activities:
Net decrease in deposits	(25,684,575)	(6,193,724)
Payments on FHLBI note	(413,970)	(383,307)
Proceeds from issuance of short term debt	-	2,000,000
Repayment of short term debt	-	(2,066,667)
Maturity of long term debt	-	(8,000,000)
Shares issued for employee stock purchase plan	1,620	3,154
Net cash used in financing activities	(26,096,925)	(14,640,544)
Net (decrease) increase in cash and cash equivalents	(6,596,188)	11,082,306
Cash and cash equivalents at beginning of year	37,043,665	22,080,018
Cash and cash equivalents at end of period	$30,447,477	$33,162,324
Supplemental disclosures:
Interest paid	$1,440,914	$2,841,721
Net federal income taxes refunded	(1,693,691)	(2,119,770)
Loans transferred to other real estate	3,788,742	1,780,788
Loans charged off	7,207,842	6,546,347

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.   In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2009 Annual Report contained in the Corporation’s report on Form 10-K filing.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

The consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

2. Financial Condition and Management’s Plan

In light of the Bank’s continued losses, insufficient capital position at June 30, 2010 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversignt of the Bank.  In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability.  In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank.  However, even if successful, implementation of all components of management’s plan is not expected to produce profitable results in 2010 and may not be successful in maintaining the Bank or the Corporation as a going concern.  Management’s plan is detailed in Note 2 of the consolidated financial statements included in the 2009 Annual Report within the Corporation’s Form 10-K filing.

Integral to management’s plan is the restoration of the Bank’s capital to a level sufficient to comply with the Office of the Comptroller of the Currency’s (“OCC”) capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs.  To date, the Bank has not raised the capital necessary to satisfy requirements of the Consent Order.  Management and the Board of Directors continue to meet with potential investors and work with an investment banking firm to raise the additional equity believed necessary to sufficiently recapitalize the Bank.  Management and the Board of Directors are committed to pursuing all potential alternatives and sources of capital to restore the Bank’s capital levels.  Such alternatives include raising capital from existing shareholders, individuals, institutional capital market investors and private equity funds and the identification of suitors for a sale or merger transaction.  See also the “Capital” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

Management makes no assurances that its plan or related efforts will improve the Bank’s financial condition and further deterioration of the Bank’s capital position is possible.  The current economic environment in southeast Michigan and local real estate market conditions will continue to impose significant challenges on the Bank and are expected to adversely impact financial results.  Any further declines in the Bank’s capital levels may likely result in more regulatory oversight or enforcement action by either the OCC or the Federal Deposit Insurance Corporation (the “FDIC”).

3. Investment Securities

Investment securities available for sale consist of the following:

	June 30, 2010				December 31, 2009
	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value
Obligations of state and political subdivisions	$6,692,873	$132,852	$(44,575)	$6,781,150	$7,088,573	$126,321	$(59,093)	$7,155,801
U.S. Treasury and agency securities	1,501,329	18,055	-	1,519,384	1,504,100	26,547	(3,178)	1,527,469
Mortgage-backed/CMO securities	11,783,397	678,700	(598,336)	11,863,761	13,895,720	606,611	(566,789)	13,935,542
Preferred stock securities (1)	48,800	800	(16,800)	32,800	48,800	38,000	-	86,800
Total securities	$20,026,399	$830,407	$(659,711)	$20,197,095	$22,537,193	$797,479	$(629,060)	$22,705,612

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

Management’s review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the six months ended June 30, 2010.    With respect to the Corporation’s non-government agency CMO security, management regularly completes a cash flow analysis of the CMO with the assistance of a third party specialist.  The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.  At June 30, 2010, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no other-than-temporary impairment had been incurred.

The CMO security was the only security in a continuous loss position for 12 months or more at June 30, 2010 and December 31, 2009.

The following is a summary of the available for sale portfolio’s gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position:

			June 30, 2010
	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value
Obligations of state and political subdivisions	$(44,575)	$2,050,508	$-	$-	$(44,575)	$2,050,508
U.S. Treasury and agency securities	-	-	-	-	-	-
Mortgage-backed/CMO securities	-	-	(598,336)	2,564,732	(598,336)	2,564,732
Preferred stock securities	(16,800)	16,400	-	-	(16,800)	16,400
Total available for sale	$(61,375)	$2,066,908	$(598,336)	$2,564,732	$(659,711)	$4,631,640

			December 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value
Obligations of state and political subdivisions	$(59,093)	$2,885,936	$-	$-	$(59,093)	$2,885,936
U.S. Treasury and agency securities	(3,178)	495,650	-	-	(3,178)	495,650
Mortgage-backed/CMO securities	-	-	(566,789)	2,734,709	(566,789)	2,734,709
Preferred stock securities	-	-	-	-	-	-
Total available for sale	$(62,271)	$3,381,586	$(566,789)	$2,734,709	$(629,060)	$6,116,295

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at June 30, 2010 and December 31, 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$1,002,471	$1,016,609	$1,395,800	$1,428,773
Due after one year through five years	717,775	745,367	225,000	239,281
Due after five years through ten years	2,403,667	2,470,528	1,800,094	1,843,489
Due after ten years	4,119,090	4,100,830	5,220,579	5,258,527
	8,243,003	8,333,334	8,641,473	8,770,070
Mortgage-backed/CMO securities	11,783,397	11,863,761	13,895,720	13,935,542
Totals	$20,026,400	$20,197,095	$22,537,193	$22,705,612

Investment securities, with an amortized cost of approximately $8,318,000 at June 30, 2010 and $12,241,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at June 30, 2010 and December 31, 2009. The Bank’s investment in FRB stock, which totaled $44,250 at June 30, 2010 and December 31, 2009, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Allowance for Loan Losses

Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors.  Loans on nonaccrual status and those past due more than 90 days amounted to $33,327,000 at June 30, 2010, $43,724,000 at December 31, 2009, and $44,692,000 at June 30, 2009.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Fair value of assets measured on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$6,781,150	$-	$6,781,150	$-
U.S. Treasury and agency securities	1,519,384	-	1,519,384	-
Mortgage-backed/CMO securities	11,863,761	-	9,299,029	2,564,732
Preferred stock securities	32,800	-	32,800	-
Total investment securities available for sale	$20,197,095	$-	$17,632,363	$2,564,732

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$7,155,801	$-	$7,155,801	$-
U.S. Treasury and agency securities	1,527,469	-	1,527,469	-
Mortgage-backed/CMO securities	13,935,542		11,200,833	2,734,709
Preferred stock securities	86,800	-	86,800	-
Total investment securities available for sale	$22,705,612	$-	$19,970,903	$2,734,709

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

Six months ended
June 30, 2010
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Fair value of CMO, beginning of period(1)	$2,734,709
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income(2)	(31,547)
Purchases, issuances, and other settlements	(138,430)
Transfers into Level 3(3)	-
Fair value of CMO, June 30, 2010	$2,564,732

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2010	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
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

Fair value on a non-recurring basis are as follows:

	Fair Value Measurements at June 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$23,360,133	$-	$-	$23,360,133
Other real estate owned	6,536,061	-	-	6,536,061

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$34,009,626	$-	$-	$34,009,626
Other real estate owned	3,777,119	-	-	3,777,119

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

Off‑balance‑sheet instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed‑rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to extend credit, including letters of credit, is estimated to approximate their aggregate book balance and is not considered material and therefore not included in the following table.

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$30,447,000	$30,447,000	$37,044,000	$37,044,000
Obligations of state and political subdivisions	6,781,000	6,781,000	7,156,000	7,156,000
U.S. Treasury and agency securities	1,519,000	1,519,000	1,527,000	1,527,000
Mortgage-backed/CMO securities	11,864,000	11,864,000	13,936,000	13,936,000
Preferred stock securities	33,000	33,000	87,000	87,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	235,797,000	236,051,000	255,381,000	254,923,000
Accrued interest income	889,000	889,000	1,008,000	1,008,000
Financial liabilities:
Deposits:
Demand	$57,309,000	$57,309,000	$65,644,000	$65,644,000
NOW	45,273,000	45,273,000	50,643,000	50,643,000
Savings and money market accounts	68,227,000	68,227,000	72,298,000	72,298,000
Time deposits	113,379,000	114,024,000	121,200,000	121,011,000
Brokered certificates	5,323,036	5,421,000	5,411,000	5,516,000
Other borrowings	-	-	414,000	414,000
Accrued interest expense	287,000	287,000	359,000	359,000

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

7. Net Income (Loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation.  The Corporation follows guidance included in ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities.  This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security.  In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.  Due to our net loss for the six months ended June 30, 2010 and 2009, the unvested restricted shares were not included in determining both basic and diluted earnings per share for the respective periods.

The following table presents basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Weighted average common shares outstanding	3,191,928	3,163,491	3,190,668	3,158,804
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted common shares outstanding	3,191,928	3,163,491	3,190,668	3,158,804

Net loss available to common shareholders	$(915,345)	$(12,076,013)	$(1,535,489)	$(12,706,878)
Basic and diluted net loss per share	$(0.29)	$(3.82)	$(0.48)	$(4.02)

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

A summary of the activity under the Plan for the six months ended June 30, 2010 and 2009 is presented below:

	2010		2009
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Restricted Stock Awards	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	2,033	$17.47	8,327	$17.90
Granted	-	-	-	-
Vested	(428)	19.99	(3,137)	18.82
Forfeited	-	-	(554)	16.36
Outstanding at June 30,	1,605	$16.80	4,636	$17.45

The total fair value of the awards vested during the three months ended June 30, 2010 and 2009 was $3,780 and $44,765, respectively.  Awards vested during the six months ended June 30, 2010 and 2009 had a total fair value of $8,544 and $59,056, respectively. As of June 30, 2010, there was $26,969 of total unrecognized compensation cost related to nonvested stock awards under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary.  The following is a discussion of the Corporation’s results of operations for the three and six months ended June 30, 2010 and 2009, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

During 2009, the level of regulatory enforcement action taken against the Bank by the OCC heightened from a formal agreement entered into on October 16, 2008 to the issuance of a Consent Order (the “Order”) dated September 24, 2009.   Pursuant to the Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  The Bank failed to meet these required minimum ratios by such deadline and is currently out of compliance with these required minimum capital ratios.  In light of the Bank’s continued losses and capital position at June 30, 2010 and the uncertainty regarding the ability to raise additional equity capital, it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC.  See also the “Capital” section of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area.  The Corporation has in general experienced a slowing economy in Michigan since 2007.  In particular, Michigan’s current unemployment rate of 13.2% is the second worst among all states.  Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County.  Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions.  The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

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

As fully described in Note 2, “Management’s Plan”, of the consolidated financial statements included in the 2009 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives to address the current challenges facing the Bank.  The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment.  Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory oversight or enforcement action.  Any further declines in the Bank’s capital levels may likely result in more severe regulatory oversight or enforcement action by either the OCC or FDIC.

It is against this backdrop that we discuss our financial condition and results of operations for the three and six months ended June 30, 2010 as compared to earlier periods.

	(in thousands except per share data)
Earnings	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net loss	$(915)	$(12,076)	$(1,535)	$(12,707)
Basic and diluted net loss per share	$(0.29)	$(3.82)	$(0.48)	$(4.02)

Net loss for the six months ended June 30, 2010 as compared to the same period last year, was positively affected by lower provision for loan loss, lower interest expense due to lower average deposit balances and lower rates, and lower noninterest expense.  These favorable variances were partially offset by lower interest income on loans due to lower average balances, continued high nonaccrual balances, and lower yields and lower noninterest income.

Net loss for the three months ended June 30, 2010 decreased by $11,161,000 compared to the same period last year.  In the second quarter of 2010, the provision for loan loss decreased by $10,497,000 and noninterest expense decreased by $892,000 due to lower salaries and employee benefits, FDIC assessments and lower losses on sale/write downs of OREO properties.  Federal income tax expense was lower by $407,000.  Partially offsetting these favorable variances were lower net interest income of $463,000 and lower noninterest income of $172,000.

Net loss for the six months ended June 30, 2010, decreased $11,171,000 compared to the six months ended June 30, 2009.  Provision for loan loss decreased $10,497,000 and noninterest expense decreased $ 1,310,000 due to lower salaries and employee benefits, professional and service fees, and lower net loss/write downs of OREO properties, partially offset by increased insurance expense and loan collection expenses.  Federal income tax was lower by $468,000.  Partially offsetting these positive variances were decreases in net interest income of $1,000,000 and noninterest income of $103,000.

	(in thousands)
	Second Quarter		Year-to-Date
Net Interest Income	2010	2009	2010	2009
Interest and dividend income	$3,563	$4,637	$7,297	$9,568
Interest expense	659	1,270	1,369	2,640
Net interest income	$2,904	$3,367	$5,928	$6,928

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and six months ended June 30:

INTEREST YIELDS AND COSTS

June 30, 2010 and 2009

(in thousands)
	----------Second Quarter ----------
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$97	$-	0.12%	$5,151	$3.2	0.25%
Certificates of deposit	-	-	-	4,108	49.2	4.80%
Securities: Taxable	14,923	201.8	5.41%	25,788	354.6	5.50%
Tax-exempt (1)	6,822	102.3	6.00%	11,173	168.0	6.01%
Commercial loans (2)(3)	220,682	2,835.3	5.08%	263,828	3,517.4	5.27%
Consumer loans (2)(3)	17,624	251.2	5.72%	20,641	309.2	6.01%
Mortgage loans (2)(3)	18,376	217.8	4.74%	20,700	302.3	5.84%
Total earning assets and total interest income	278,524	3,608.4	5.14%	351,389	4,703.9	5.31%
Cash and due from banks	29,240			20,027
All other assets	18,045			17,053
Allowance for loan losses	(15,723)			(13,096)
Total Assets	$310,086			$375,373
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$47,625	23.1	0.19%	$47,196	21.8	0.18%
Savings	39,438	18.6	0.19%	41,374	26.9	0.26%
MMDA	30,197	46.9	0.62%	49,316	118.7	0.97%
Time	120,299	570.3	1.90%	154,090	1,095.2	2.85%
Short term borrowings	-	-	-	35	0.1	0.78%
FHLBI advances	-	-	-	414	7.6	7.29%
Total interest bearing liabilities and total interest expense	237,559	658.9	1.11%	292,425	1,270.3	1.74%
Non-interest bearing deposits	56,338			53,066
All other liabilities	2,368			2,639
Shareholders' Equity	13,821			27,243
Total Liabilities and Shareholders' Equity	$310,086			$375,373
Interest spread			4.03%			3.57%
Net interest income-FTE		$2,949.5			$3,433.6
Net interest margin			4.19%			3.86%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $36,153,000 in 2010 and $39,279,000 in 2009 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $27,000 in 2010 and 2009.

INTEREST YIELDS AND COSTS

June 30, 2010 and 2009

(in thousands)
	----------Year-to-Date ----------
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$99	$-	0.08%	$9,108	$11.4	0.25%
Certificates of deposit	-	-	-	4,186	100.0	4.82%
Securities: Taxable	15,462	417.2	5.40%	26,106	732.5	5.61%
Tax-exempt (1)	6,954	210.2	6.03%	12,833	385.5	6.01%
Commercial loans (2)(3)	225,883	5,792.1	5.10%	267,418	7,233.2	5.38%
Consumer loans (2)(3)	17,980	512.3	5.75%	21,054	640.9	6.14%
Mortgage loans (2)(3)	18,689	456.5	4.89%	20,840	610.0	5.85%
Total earning assets and total interest income	285,067	7,388.3	5.16%	361,545	9,713.5	5.35%
Cash and due from banks	28,151			13,656
All other assets	17,916			17,760
Allowance for loan losses	(16,889)			(13,610)
Total Assets	$314,245			$379,351
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$48,440	49.0	0.20%	$44,959	37.1	0.17%
Savings	39,130	37.5	0.19%	40,235	49.8	0.25%
MMDA	32,276	106.3	0.66%	53,975	264.7	0.99%
Time	121,525	1,174.9	1.95%	154,913	2,238.7	2.91%
Short term borrowings	-	-	-	222	1.8	1.66%
FHLBI advances	32	1.2	7.29%	1,858	48.1	5.15%
Total interest bearing liabilities and total interest expense	241,403	1,368.9	1.14%	296,162	2,640.2	1.80%
Non-interest bearing deposits	56,395			53,027
All other liabilities	2,356			2,640
Shareholders' Equity	14,091			27,522
Total Liabilities and Shareholders' Equity	$314,245			$379,351
Interest spread			4.02%			3.55%
Net interest income-FTE		$6,019.4			$7,073.3
Net interest margin			4.20%			3.88%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $38,348,000 in 2010 and $37,834,000 in 2009 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $42,000 in 2010 and $55,000 in 2009.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $1,096,000 (23.3%) in the second quarter of 2010 compared to the second quarter of 2009.  This is due to a decrease in average earning assets of $72,865,000 (20.7%) combined with a decrease in the yield on average earning assets of 17 basis points.

The average balance of short term investments decreased $5,054,000 in the second quarter of 2010 compared to the second quarter of 2010.  Fluctuations in average short term investments and average cash and due from banks balances in the second quarter of 2010 from the same period in 2009 relate to the Bank’s use of a noninterest bearing correspondent account for excess cash deposits during 2010 rather than federal funds sold positions through April 2009, primarily to obtain more competitive pricing on correspondent account services and full FDIC insurance on all its available cash balances. Certificates of deposit were sold in the third quarter of 2009.  The average balance of securities decreased $15,216,000 (41.2%) in the second quarter of 2010 as compared with the same period in 2009.  This decrease was due to $5,380,000 more of securities being called, matured, or sold in the second quarter of 2009 than 2010.  In addition, $8,515,000 of securities were called, matured, or sold in the second half of 2009.  The yield on average security balances decreased 7 basis points in the second quarter of 2010 compared to 2009.  Loans had a decrease in average balances of $48,487,000 (15.9%) combined with a 26 basis point decrease in yield in the second quarter of 2010 compared to the same period last year. Commercial loans have continued to decrease due to charge offs, transfers to other real estate and decreased loan origination activities. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further compress net interest margin in future periods.

For the first half of the year, tax equivalent interest income decreased $2,325,000 (23.9%). Short-term investments, certificates of deposit and securities interest income decreased by $602,000 (49.0%) due primarily to a decrease in security income of $491,000.  Security average balances decreased $16,523,000 (42.4%) combined with a decrease in the average yield of 15 basis points. Loan interest income decreased $1,723,000 (20.3%) due to lower average balances of $46,760,000 (15.1%) combined with the average yield decreasing 33 basis points.

The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $41,535,000 (15.5%); combined with a decrease in yield of 28 basis points in the first half of 2010 compared to the first half of 2009.  Average balances decreased primarily due to charge offs, loans transferred to other real estate and decreased loan origination activities.  The renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

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

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the second quarter of 2010 decreased $604,000 (47.8%) compared to the second quarter of 2009.  This was the result of lower cost of funds due to lower interest rates paid on deposits of 62 basis points combined with lower average deposit balances of $54,417,000 (18.6%).

Interest expense on deposits for the first half of 2010 decreased $1,223,000 (47.2%) compared to the first half of 2009. This was a result of a decrease in the average interest rate paid on deposits of 64 basis points along with lower average balances of $52,711,000 (17.9%) in 2010 compared to 2009.

Borrowed funds’ average balance decreased $449,000 (100.0%) in the second quarter of 2010 compared to the second quarter of 2009. At June 30, 2010, the Bank had no outstanding borrowed funds.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $50.6 million at June 30, 2010 or about 16.6% of total assets. This compares to $59.7 million or about 18.0% of total assets at year end 2009.  Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s available liquidity at June 30, 2010, investment securities with a fair value of approximately $8,695,000 were pledged to secure public deposits and for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank.  Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market.  Management also attempts to offer a wide variety of products to meet the needs of its customers.  The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $43,000,000 at June 30, 2010 and $46,000,000 at December 31, 2009.  The Bank had $5.1 million of brokered deposits at June 30, 2010.  Due to the Bank’s capital classification as “undercapitalized” at June 30, 2010, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”).  See “Capital” section of this Management’s Discussion and Analysis for further details.

It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. The Bank had an $8,900,000 line of credit available at the FHLBI for which the Bank has pledged certain commercial and consumer loans secured by residential real estate.  As of June 30, 2010, the Bank had no borrowings against the line. The Bank also had a $19,900,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral.  At June 30, 2010, no borrowings were outstanding against the line.

Although the Bank has established these lines of credit, because of its undercapitalized status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) by the FHLBI and Federal Reserve.  Consequently, full borrowing availability under these existing lines may be restricted at the lender’s discretion.  In addition, due to the Bank’s capital position, FHLBI borrowings must be repaid within 14 days and Federal Reserve discount borrowings are currently limited to overnight advances.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of June 30, 2010:

	(in thousands)
	0-3	4-12	1-5	5+
Interest Rate Sensitivity	Months	Months	Years	Years	Total
Assets:
Loans	$97,798	$69,282	$81,014	$1,561	$249,655
Securities	1,406	3,212	9,555	7,019	21,192
Short term investments	96	-	-	-	96
Total rate sensitive assets	$99,300	$72,494	$90,569	$8,580	$270,943
Liabilities:
NOW, Savings & MMDA	$29,311	$-	$-	$84,189	$113,500
Time deposits	26,243	67,878	24,555	26	118,702
Other Borrowings	-	-	-	-	-
Total rate sensitive liabilities	$55,554	$67,878	$24,555	$84,215	$232,202
Rate sensitivity GAP and ratios:
GAP for period	$43,746	$4,616	$66,014	$(75,635)
Cumulative gap	43,746	48,362	114,376	38,741

Cumulative rate sensitive ratio	1.79	1.39	1.77	1.17
December 31, 2009 rate sensitive ratio	1.62	1.51	1.78	1.19

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 139% asset sensitive as of June 30, 2010.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices.  Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin.  This modeling indicates that a 100 basis point gradual increase in interest rates would decrease net interest income by approximately 2.52% in the first year, while a 200 basis point increase in interest rates would decrease net interest income by approximately 3.24% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans
	(in thousands)
	Second Quarter		Year-to-Date
Provision for Loan Losses	2010	2009	2010	2009
Total	$1,200	$11,697	$2,400	$12,897

The Corporation recorded a provision of $1,200,000 in the second quarter of 2010 compared to $11,697,000 in the same period of 2009.  A provision of $2,400,000 was recorded for the six months ended June 30, 2010 compared to a provision of $12,897,000 during the same period of 2009.  Each quarter management performs a detailed analysis of the loan portfolio to appropriately identify and quantify the credit risk to estimate losses inherent in the portfolio.   The evaluation considers identified problem loans, loss experience, current and future economic factors and other risk considerations impacting the portfolio at large to determine the required reserve level.

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

Updated appraisals received during the quarter indicated that property values for collateral on our impaired loans continue to be depressed.  At present, the weak Michigan economy and historically high unemployment levels continue to delay any convincing signs of near-term relief or stabilization in our market area.  Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves well above normal levels.  At June 30, 2010, management’s analysis determined that a reserve of $13,857,000 was required resulting in provision for loan loss expense of $1,200,000 and $2,400,000 for the three and six month periods ended June 30, 2010, respectively.

Nonperforming loans at June 30, 2010 decreased $10,397,000 to $33,327,000 from the December 31, 2009 balance of $43,724,000, and decreased $11,365,000 from the June 30, 2009 balance of $44,692,000.  Nonperforming loans as a percentage of total loans were 13.35% at June 30, 2010 compared to 15.95% at December 31, 2009, and 15.04% at June 30, 2009.  The decrease in nonperforming loans during the first half of 2010 resulted from the combination of loans transferred to other real estate, charge offs, loans returned to accrual status and continued payments received on nonperforming loans, which in aggregate, exceeded newly identified nonperforming loans.

During the quarter ended June 30, 2010, total loan charge offs and transfers to other real estate amounted to $3,283,000 and $1,078,000, respectively.  Current quarter charge offs reflected losses primarily on commercial collateral dependent loans where specific reserves were partially or fully allocated in prior quarters.  Loan charge offs and transfers to other real estate totaled $4,646,000 and $2,710,000 during the quarter ended March 31, 2010 and $4,129,000 and $693,000 during the quarter ended June 30, 2009, respectively.

Total charge offs and transfers to other real estate amounted to $7,929,000 and $3,789,000 through June 30, 2010 and $6,546,000 and $1,781,000 through June 30, 2009, respectively.

The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements.  Included in the residential first mortgage totals below are the “real estate mortgage” loans and other loans to customers who pledge their homes as collateral for their borrowings.  A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged his/her residence as collateral.  In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans.

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	June 30, 2010		December 31, 2009
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$28,136	11.2%	$29,719	10.9%
Residential home equity/other junior liens	16,199	6.5%	17,606	6.4%
Construction, land development and other land loans	22,696	9.1%	29,119	10.6%
Multifamily residential properties	2,417	1.0%	2,556	0.9%
Owner-occupied nonfarm, nonresidential properties	64,507	25.8%	66,078	24.1%
Other nonfarm, nonresidential properties	93,910	37.6%	101,730	37.1%
Commercial	15,524	6.2%	20,015	7.3%
Consumer	4,989	2.0%	5,793	2.1%
Other	1,497	0.6%	1,674	0.6%
Total gross loans	249,875	100.0%	274,290	100.0%
Net unearned fees	(220)		(244)
Total loans	$249,655		$274,046

At June 30, 2010, loans secured by 1-4 family residential construction and other construction, land development and other land loans decreased a total of $6,423,000 (22.1%), loans secured by nonresidential properties (owner-occupied and other nonfarm properties) decreased $9,391,000 (5.6%), and commercial loans decreased $4,491,000 (22.4%) from December 31, 2009.  This is due primarily to charge offs, loans transferred to other real estate and the intentional run-off of such loans to reduce exposure within this segment of the loan portfolio.

The Corporation’s exposure to real estate secured loans continues as economic conditions and real estate values continue to be depressed.  If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters.  Due to the uncertainty of future current economic conditions and the decline in real estate values, the provision for loan losses for the balance of 2010 may continue to be impacted by the Bank’s concentration in real estate secured loans.  While we have considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

Loans also include the reclassification of demand deposit overdrafts, which amounted to $119,000 and $128,000 at June 30, 2010 and December 31, 2009, respectively.

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

	(in thousands)
Nonperforming Assets	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual Loans	$33,125	$43,724	$44,316
90 days or more past due and still accruing	202	-	376
Total nonperforming loans	33,327	43,724	44,692
Other real estate owned	6,536	3,777	2,332
Total nonperforming assets	$39,863	$47,501	$47,024

Nonperforming loans as a percent of total loans	13.35%	15.95%	15.04%
Allowance for loan losses as a percent of nonperforming loans	42%	43%	46%
Nonperforming assets as a percent of total loans and other real estate owned	15.56%	17.10%	15.71%

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of:

	(in thousands)
	June 30, 2010		December 31, 2009		June 30, 2009
Nonperforming Loans	Balance	Percent	Balance	Percent	Balance	Percent
Secured by real estate:
Residential first mortgage	$3,506	10.5%	$4,503	10.3%	$5,017	11.2%
Residential home equity/other junior liens	1,155	3.5%	1,043	2.4%	1,188	2.7%
1-4 family construction loans	2,522	7.6%	4,099	9.4%	6,315	14.1%
Other construction, land development and other land loans	10,005	30.0%	11,638	26.6%	10,487	23.5%
Multifamily residential properties	874	2.6%	997	2.3%	765	1.7%
Owner-occupied nonfarm, nonresidential properties	8,111	24.3%	7,795	17.8%	6,630	14.8%
Other nonfarm, nonresidential properties	4,888	14.7%	11,010	25.2%	10,036	22.5%
Commercial	2,117	6.4%	2,586	5.9%	4,177	9.3%
Consumer	149	0.4%	53	0.1%	77	0.2%
Total nonperforming loans	$33,327	100.0%	$43,724	100.0%	$44,692	100.0%

Management continually evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed on nonaccrual.  In addition, loans are placed on nonaccrual when principal or interest is past due ninety days or more.  If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan on nonaccrual even if the borrower is current.  As of June 30, 2010, approximately $14,746,000 (44.25%) of nonperforming loans are making scheduled payments on their loans.  Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming assets decreased from December 31, 2009 and March 31, 2010 primarily due to charge offs recorded on collateral dependent loans, loans returned to accrual status pursuant to successful workout strategies and/or restructuring and continued payments received on nonperforming loans, which in aggregate, exceeded newly identified nonperforming loans.  Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

At June 30, 2010, impaired loans totaled approximately $28,367,000 representing specifically identified loans in nonaccrual status, other than homogeneous smaller commercial, residential, and consumer loans, and included $7,553,000 of commercial troubled debt restructurings.  Specific reserves assigned to impaired loans at June 30, 2010 aggregated to $5,007,000 and impaired loans without specific reserve allocations totaled $7,292,000, indicating that the loans are well collateralized at this time.

Total troubled debt restructured loans at June 30, 2010 approximated $11,057,000.  Of those not included in impaired commercial loans noted above, $2,162,000 were accruing interest and in compliance with modified terms and $1,342,000, comprised principally of smaller commercial, consumer and residential mortgage loans with individual balances less than $250,000, remained in nonaccrual status at June 30, 2010.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the first six months of 2010 and 2009:

	(in thousands)
Components:	2010	2009
Allowance for loan losses
Balance, beginning of year	$18,665	$14,122
Loans charged off:
Secured by real estate:
Residential first mortgage	507	687
Residential home equity/junior liens	179	1,117
1-4 family residential construction loans	1,150	1,009
Other construction and land development and other land loans	2,185	498
Multifamily residential properties	-	62
Owner-occupied nonfarm, nonresidential properties	726	130
Other nonfarm, nonresidential properties	2,614	2,003
Commerical	413	264
Consumer	155	776
Total charge offs	7,929	6,546
Recoveries to loans previously charged off:
Secured by real estate:
Residential first mortgage	4	-
Residential home equity/junior liens	9	21
1-4 family residential construction loans	4	71
Other construction and land development and other land loans	7	-
Owner-occupied non, nonresidential properties	-	-
Other nonfarm, nonresidential properties	549	5
Commerical	41	38
Consumer	107	75
Total recoveries	721	210
Net loans charged off	7,208	6,336
Additions to allowance charged to operations	2,400	12,913
Balance, end of quarter	13,857	20,699
Reserve for unfunded credit commitments
Balance, beginning of year	300	316
Additions to reserve charged to operations	-	(16)
Balance, end of quarter	300	300
Total allowance for loan losses and reserve for unfunded credit commitments	$14,157	$20,999
Ratios:
Net loans charged off (annualized) to average loans outstanding	5.49%	4.10%
Allowance for loan losses to loans outstanding	5.55%	6.97%

Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of the required allowance balance.  When all of these factors were considered, management determined that the $2,400,000 provision for the first half of 2010 and the $13,857,000 allowance as of June 30, 2010 were appropriate.

	(in thousands)
	Second Quarter		Year-to-Date
Noninterest Income	2010	2009	2010	2009
Total	$837	$1,009	$1,684	$1,788

Noninterest income, which includes service charges and other fee income, trust income, and other miscellaneous income, decreased by $172,000 (17.0%) during the second quarter of 2010 compared to the same quarter in 2009.

Service charges and other fee income decreased $65,000 (7.7%) during the second quarter of 2010 compared to the second quarter of 2009 primarily due to lower returned check fees, service charges on deposits, service charges on sold mortgages, commercial loan service charges and mortgage application fees. These unfavorable variances were partially offset by higher network income and check printing fees.

Trust income decreased $28,000 (32.8%) in the second quarter of 2010 compared to the same period last year primarily due to a decrease in total assets under management, a greater percentage of investments in fixed income products and less nonrecurring consulting income.

Gain on available for sale securities of $77,000 in the second quarter of 2009 was the result of the sale of nine municipal securities.

For the six months ended June 30, 2010, noninterest income decreased $104,000 (5.8%) compared to 2009. This decrease was primarily due to the aforementioned gain on the sale of securities of $77,000 recorded in 2009 and lower trust income of $38,000 in 2010.  Trust income was lower due to the reasons mentioned above. These unfavorable variances were partially offset by higher service charges and other fee income in 2010 of $14,000 (0.9%) primarily due to higher returned check fees and network income.

	(in thousands)
	Second Quarter		Year-to-Date
Noninterest Expense	2010	2009	2010	2009
Total	$3,396	$4,287	$6,748	$8,058

Noninterest expense decreased $891,000 (20.8%) in the second quarter of 2010 compared to the same quarter in 2009.

Salaries and employee benefits decreased $429,000 (24.7%) in the second quarter of 2010 compared to the same quarter of 2009.  The decrease in compensation related expenses results from lower staffing levels in 2010, modifications to employee health insurance plan coverage, and severance benefits awarded to former employees in the second quarter of 2009.  Specifically, total savings included $281,000 in salaries and wages, $16,000 in FICA taxes, $6,000 in group life insurance and $13,000 in group medical insurance. In addition, the Corporation discontinued its pension plan contributions in 2010 resulting in a savings of $75,000 over the same prior year period.

Occupancy expense increased $4,000 (1.8%) in the second quarter of 2010 compared to the same quarter of 2009 primarily due to increases of $15,000 in building services and $7,000 in utilities, partially offset by a decrease of $15,000   in depreciation expense. Building services increased due to higher exterior maintenance costs incurred in 2010 compared to 2009. Utilities are higher due to the warmer spring weather in 2010 compared to 2009.  Depreciation expense is lower due to Main Office building renovations becoming fully depreciated.

Equipment expense decreased $6,000 (6.3%) in the second quarter of 2010 compared to the same quarter in 2009 primarily due to lower depreciation expense as a result of equipment at the Operations Center becoming fully depreciated.

Professional and service fees decreased $83,000 (15.9%) in the second quarter of 2010 compared to the same quarter in 2009.  Legal fees decreased $14,000 due to the nature and amount of corporate legal matters addressed (e.g., regulatory issues and recapitalization efforts) addressed in the second quarter of 2009 compared to 2010.  In addition, consulting fees decreased $64,000 due to lower correspondent bank fees and lower recruiting fees for new hires.

FDIC assessment fees decreased $104,000 (22.4%) in the second quarter of 2010 compared to the same quarter in 2009 due to lower deposit balances in 2010 compared to 2009 and recognition of a one-time special assessment fee of $173,000 in the second quarter 2009.  The impact of these factors was partially offset by higher assessment rates imposed on the Bank during 2010.

Insurance expense increased $32,000 (21.3%) in the second quarter of 2010 compared to the same quarter in 2009 reflecting the Bank’s specific regulatory and financial risk profile and the timing of the Corporation’s insurance renewal period.  The elevated premium expense further reflects an increase in the known and perceived risk, overall instability and economic uncertainty of the community banking industry.

Printing and supplies decreased $12,000 (23.4%) in the second quarter of 2010 compared to the same quarter in 2009 due to the timing of purchases.

Director fees decreased $5,000 (22.1%) in the second quarter of 2010 compared to the same quarter in 2009 due to a reduction in the number of directors and reductions in director compensation.

Loan collection and foreclosed property expense decreased $20,000 (10.8%) in the second quarter of 2010 compared to 2009 primarily due to lower expenses on ORE properties. Despite the decrease, these costs are expected to remain relatively high in the near term future as the Bank works through its elevated levels of other real estate holdings.

Net loss on sale/write down of OREO and repossessions of $142,000 is the result of valuation write downs of ORE properties, net loss on sales of ORE properties and gains on repossessed assets during the second quarter of 2010.

Other expenses increased $10,000 (4.5%) in the second quarter 2010 compared to the same quarter in 2009 primarily due to elevated losses on bad checks. This unfavorable variance was offset by lower postage, advertising, education, and loss on disposal of assets.

For the first half of 2010, noninterest expense decreased $1,310,000 (16.3%) compared to 2009.

Salaries and employee benefits decreased $721,000 (21.0%) in 2010 compared to 2009. Of the decrease, $430,000 relates to lower salaries and wages, $25,000 to lower FICA taxes, $8,000 to lower group life insurance and $31,000 to lower group medical insurance resulting from lower staffing levels in 2010, modifications to employee health insurance plan coverage, and severance benefits awarded to former employees during the first half of 2009.  Other decreases include a $24,000 reduction in employee benefits. In addition, the Corporation discontinued its pension contribution effective January 1, 2010 which resulted in a savings of $160,000 over the same prior year period.

Occupancy expense decreased $47,000 (8.0%) in 2010 compared to 2009 primarily due to decreases of $30,000 in building services and $26,000 in depreciation expense. Building services decreased in 2010 due to lower snow removal costs in 2010 compared to 2009 due to the milder winter weather and the closing of a branch facility in May 2009. Depreciation expense is lower due to Main Office building renovations becoming fully depreciated in 2009.

Equipment expense decreased $22,000 (11.4%) in 2010 compared to 2009 primarily due to lower depreciation expense as a result of equipment at the branches and the Operations Center becoming fully depreciated in 2009.

Professional and service fees decreased $212,000 (20.4%) in 2010 compared to 2009.  Legal fees decreased $86,000 due to the nature and amount of corporate legal matters (e.g., regulatory issues and recapitalization efforts) addressed in the first half of 2009 compared to 2010.  In addition, consulting fees decreased $98,000 due to lower correspondent bank fees and lower recruiting fees for new hires in 2010 compared to 2009. Audit and accounting fees decreased $28,000 primarily due to additional billings incurred in 2009 related to the 2008 audit and tax engagement. These decreases were partially offset by $24,000 of higher network fees in the first half of 2010 due to a large credit recognized in the first half of 2009 for switching vendors.

FDIC assessment fees decreased $63,000 (8.1%) in 2010 compared to 2009 primarily due to the one-time special assessment fee incurred in June 2009 and lower deposit levels during the first six months of 2010 compared to 2009.  The favorable impact of these factors was partially offset by higher assessment rates imposed on the Bank during 2010.

Insurance expense increased $137,000 (66.5%) in 2010 compared to 2009 reflecting the Bank’s specific regulatory and financial risk profile and the timing of the Corporation’s insurance renewal period.  The elevated premium expense further reflects an increase in the known and perceived risk, overall instability and economic uncertainty of the community banking industry.

Printing and supplies decreased $21,000 (22.3%) in 2010 compared to 2009 due to the timing of purchases.

Director fees decreased $11,000 (24.9%) in 2010 compared to 2009 due to fewer directors and reductions in director compensation.

Loan collection and foreclosed property expense increased $148,000 (52.2%) in 2010 compared to 2009 due to higher expenses on loan collection and ORE properties. These costs are expected to remain relatively high in the near term future as the Bank works through its elevated levels of other real estate holdings.

Net loss on sale/write down of OREO and repossessions of $173,000 is the result of valuation write downs of ORE properties, net loss on sales of ORE properties and gains on repossessed assets during 2010.

Other expenses decreased $80,000 (17.9%) in 2010 compared to 2009 primarily due to lower postage, advertising, meals and entertainment, business development, education, telephone and loss on disposal of assets expenses. These favorable variances were offset by elevated losses on bad checks.

	(in thousands)
	Second Quarter		Year-to-Date
Income Tax Expense (Benefit)	2010	2009	2010	2009
Total	$61	$467	$(1)	$467

In the first quarter of 2010, the Corporation recorded $61,000 of federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Corporation’s available for sale investment portfolio.  In the second quarter of 2010, depreciation in the available for sale investment portfolio triggered recognition of $60,000 of federal income tax expense to re-adjust the existing valuation allowance on the Corporation’s net deferred tax assets.  The Corporation also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the six months ended June 30, 2010 and 2009 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

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

The Corporation’s and the Bank’s actual capital amounts and ratios are presented as of June 30, 2010 and December 31, 2009 in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
As of June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$16,134,000	6.24%	$20,688,000	8%	$25,860,000	10%
FNBH Bancorp	16,086,000	6.22%	20,688,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	12,767,000	4.94%	10,344,000	4%	15,516,000	6%
FNBH Bancorp	12,719,000	4.92%	10,344,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	12,767,000	4.12%	12,403,000	4%	15,504,000	5%
FNBH Bancorp	12,719,000	4.10%	12,403,000	4%	N/A	N/A

As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$17,934,000	6.46%	$22,195,000	8%	$27,743,000	10%
FNBH Bancorp	17,924,000	6.46%	22,195,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	14,275,000	5.15%	11,097,000	4%	16,646,000	6%
FNBH Bancorp	14,265,000	5.14%	11,097,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	14,275,000	4.25%	13,435,000	4%	16,794,000	5%
FNBH Bancorp	14,265,000	4.25%	13,435,000	4%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  The Bank failed to meet these required minimum ratios by such date and is currently out of compliance with these required capital ratios.

At June 30, 2010, based on the above minimum capital requirements, the Corporation and its subsidiary Bank are classified as “undercapitalized”.  Under the terms of the Consent Order with the OCC, referenced above, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the “Plan”).  The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital, based upon the information provided in the Plan.  As noted below, the Bank intends to update the Plan and continue to pursue its capital raising efforts as well as resubmit the Plan to the OCC.

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

As of June 30, 2010, the Bank’s capital ratios are significantly below the increased minimum requirements imposed by the OCC.  In light of the Bank’s continued losses and capital position at June 30, 2010, it is reasonable to anticipate further regulatory oversight or enforcement action by the OCC or FDIC.

Based on the Bank’s current financial condition, asset quality issues, and capital ratios, management estimates that the Bank needs to raise $15 million of additional capital to comply with the OCC’s capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs.  Management and the Board continue to meet with potential investors and are working with an investment banking firm to assist in raising the additional equity believed necessary to sufficiently recapitalize the Bank.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $200,000 at June 30, 2010, $200,000 at December 31, 2009 and $248,000 at June 30, 2009.  These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held on those commitments at June 30, 2010, December 31, 2009 and June 30, 2009, where there is collateral, was in excess of the committed amount.  A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

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

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets(formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this standard on January 1, 2010 had no impact on our results of operations or financial position.

Recent Legislative Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Uncertainty remains as to the ultimate impact of the new law, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s and Bank’s business, results of operations and financial condition.  This new federal law contains a number of provisions that could affect the Corporation and the Bank.  For example, the law:

●	Makes national banks (such as the Bank) and their subsidiaries subject to a number of state laws that were previously preempted by federal laws;

●	Imposes new restrictions on how mortgage brokers and loan originators may be compensated;

●	Establishes a new federal consumer protection agency that will have broad authority to develop and implement rules regarding most consumer financial products;

●	Creates new rules affecting corporate governance and executive compensation at all publicly traded companies (such as the Corporation);

●	Broadens the base for FDIC insurance assessments and makes other changes to federal deposit insurance, including permanently increasing FDIC deposit insurance coverage to $250,000; and

●	Allows depository institutions to pay interest on business checking accounts

Many of these provisions are not yet effective and are subject to implementation by various regulatory agencies.  As a result, the actual impact this new law will have on the Bank's business is not yet known.  However, this law and any other changes to laws applicable to the financial industry may impact the profitability of the Bank's business activities or change certain of its business practices and may expose the Corporation and the Bank to additional costs, including increased compliance costs, and require the investment of significant management attention and resources.  As a result, this law may negatively affect the business and future financial performance of the Corporation and the Bank.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2009.  For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2009 and subsequently filed quarterly reports on Form 10-Q.

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2010, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)

Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2010 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect the Bank's business, financial condition, and future results of operations and may make it more difficult for the Corporation to raise capital in order to meet the minimum capital levels required by federal bank regulatory authorities and otherwise restore its capital.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This new federal law contains a number of provisions that could affect the Corporation and the Bank.  For example, the law:

●	Makes national banks (such as the Bank) and their subsidiaries subject to a number of state laws that were previously preempted by federal laws;

●	Imposes new restrictions on how mortgage brokers and loan originators may be compensated;

●	Establishes a new federal consumer protection agency that will have broad authority to develop and implement rules regarding most consumer financial products;

●	Creates new rules affecting corporate governance and executive compensation at all publicly traded companies (such as the Corporation); and

●	Broadens the base for FDIC insurance assessments and makes other changes to federal deposit insurance.

Many of these provisions are not yet effective and are subject to implementation by various regulatory agencies.  As a result, the actual impact this new law will have on the Bank's business is not yet known.  However, this law and any other changes to laws applicable to the financial industry may impact the profitability of the Bank's business activities or change certain of its business practices and may expose the Corporation and the Bank to additional costs, including increased compliance costs, and require the investment of significant management attention and resources.  As a result, this law may negatively affect the business and future financial performance of the Corporation and the Bank.

In addition, the restrictions imposed by this new law and the uncertainty regarding the way in which the law will be implemented may negatively affect the Corporation's current efforts to raise additional capital in order to meet minimum federal regulatory standards and to otherwise restore its capital levels.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan and the Long-Term Incentive Plan during the quarter ended June 30, 2010 were registered under the Securities Act of 1933.

There were no repurchases of common stock by the Corporation for the three months ended June 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.
/s/ Ronald L. Long Ronald L. Long President and Chief Executive Officer
/s/ Mark J. Huber Mark J. Huber Chief Financial Officer

Date:  August 16, 2010