Form 10-Q
period 2010-09-30
FNBH BANCORP INC
filed 2010-11-12
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,165,392 shares of the Corporation’s Common Stock (no par value) were outstanding as of October 31, 2010.

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

A number of important factors could cause actual results to differ materially from those referenced in the forward-looking statements.  Those factors include the economic environment, the pace of any recovery in local real estate markets and the Michigan economy in general, the actions of federal regulatory authorities, the failure of assumptions underlying the establishment of and provision made to the allowance for loan losses, competition, products and pricing in business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial service companies, credit quality and credit risk management, acquisitions, and integration of acquired businesses.  Important factors also include the Corporation’s ability to raise additional capital and the nature and scope of any additional regulatory oversight or enforcement actions that may be taken by the agencies that regulate the Corporation and its subsidiary bank.  This list of potential factors is not intended to be all-inclusive.  See the risk factors disclosed in Part I – Item A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, for additional known risks the Corporation's management believes could materially affect the results described by forward-looking statements in this report. In addition, the Corporation's results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to management, that management currently consider to be immaterial, or that develop after the date of this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
Assets	2010	2009
Cash and due from banks	$38,491,991	$36,942,636
Short term investments	196,119	101,029
Total cash and cash equivalents	38,688,110	37,043,665

Investment securities:
Investment securities available for sale, at fair value	22,768,673	22,705,612
FHLBI and FRB stock, at cost	994,950	994,950
Total investment securities	23,763,623	23,700,562

Loans held for investment:
Commercial	207,013,589	235,937,243
Consumer	17,498,122	18,777,849
Real estate mortgage	16,931,812	19,330,658
Total loans held for investment	241,443,523	274,045,750
Less allowance for loan losses	(13,015,102)	(18,665,173)
Net loans held for investment	228,428,421	255,380,577
Premises and equipment, net	7,793,641	8,091,463
Other real estate owned, held for sale	7,419,480	3,777,119
Facilities held for sale, net	60,453	60,453
Accrued interest and other assets	2,627,596	4,336,526
Total assets	$308,781,324	$332,390,365

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$64,441,400	$65,643,739
NOW	49,798,992	50,642,881
Savings and money market	68,015,049	72,297,919
Time deposits	108,849,275	121,200,201
Brokered certificates of deposit	3,354,121	5,410,951
Total deposits	294,458,837	315,195,691
Other borrowings	-	413,970
Accrued interest, taxes, and other liabilities	2,011,647	2,404,440
Total liabilities	296,470,484	318,014,101

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at September 30, 2010 and December 31, 2009; 3,165,392 shares issued and outstanding at September 30, 2010 and 3,149,850 shares issued and outstanding at December 31, 2009	6,931,360	6,738,128
Retained earnings	4,423,812	6,641,060
Deferred directors' compensation	708,371	885,919
Accumulated other comprehensive income	247,297	111,157
Total shareholders' equity	12,310,840	14,376,264
Total liabilities and shareholders' equity	$308,781,324	$332,390,365
See notes to consolidated financial statements.

FNBH Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$3,220,073	$3,939,604	$9,956,366	$12,393,430
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	183,903	257,366	590,264	973,671
Obligations of states and political subdivisions	68,063	97,989	211,021	365,467
Other securities	3,555	7,703	14,364	23,864
Interest on certificates of deposit	-	46,539	-	146,543
Interest on short term investments	92	141	324	14,397
Total interest and dividend income	3,475,686	4,349,342	10,772,339	13,917,372

Interest expense:
Interest on deposits	614,012	1,095,866	1,981,698	3,686,125
Interest on other borrowings	-	7,712	1,174	57,686
Total interest expense	614,012	1,103,578	1,982,872	3,743,811

Net interest income	2,861,674	3,245,764	8,789,467	10,173,561

Provision for loan losses	1,200,000	1,750,000	3,600,000	14,646,853
Net interest income (deficiency) after provision for loan losses	1,661,674	1,495,764	5,189,467	(4,473,292)

Noninterest income:
Service charges and other fee income	728,172	845,391	2,283,066	2,386,409
Trust income	57,274	90,966	186,664	258,832
Gain on available for sale securities	-	15,605	-	92,109
Other	2,496	2,500	2,361	4,618
Total noninterest income	787,942	954,462	2,472,091	2,741,968

Noninterest expense:
Salaries and employee benefits	1,223,452	1,591,165	3,929,357	5,018,516
Net occupancy expense	279,557	264,991	819,478	851,959
Equipment expense	79,447	93,154	253,180	289,350
Professional and service fees	454,647	532,233	1,282,352	1,571,441
Printing and supplies	33,290	44,314	107,068	139,219
Computer service fees	109,301	112,012	343,066	337,823
Amortization expense	64,422	66,584	194,750	201,081
Director fees	15,375	14,400	48,450	58,442
FDIC assessment fees	358,099	510,398	1,074,953	1,290,293
Insurance expense	182,743	151,727	526,765	358,320
Loan collection and foreclosed property expenses	139,120	475,760	570,500	759,119
Net loss on sale/writedown of OREO and repossessions	81,687	(131,662)	254,450	462,867
Other	179,594	156,355	544,570	600,843
Total noninterest expense	3,200,734	3,881,431	9,948,939	11,939,273

Loss before federal income taxes	(751,118)	(1,431,205)	(2,287,381)	(13,670,597)

Federal income tax expense (benefit)	(69,359)	-	(70,133)	467,486

Net loss	$(681,759)	$(1,431,205)	$(2,217,248)	$(14,138,083)

Per share statistics:
Basic and Diluted EPS	$(0.21)	$(0.45)	$(0.69)	$(4.47)
Dividends	$-	$-	$-	$-
Basic average shares outstanding	3,193,565	3,175,252	3,191,644	3,164,347
Diluted average shares outstanding	3,193,565	3,175,252	3,191,644	3,164,347
See notes to consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102
Cumulative effect of change in accounting principle, adoption of ASC Topic 320, net of tax		692,967		(692,967)	-
Earned portion of long term incentive plan	67,090				67,090
Issued 2,267 shares for employee stock purchase plan	4,149				4,149
Issued 18,910 shares for current directors' fees	42,559				42,559
Issued 823 shares for deferred directors' fees	16,414		(16,414)		-
Comprehensive loss:
Net loss		(14,138,083)			(14,138,083)
Change in unrealized gain on investment securities available for sale, net of tax effect				615,993	615,993
Less reclassification adjustment for realized securities net gain included in net loss				(92,109)	(92,109)
Total comprehensive loss					(13,614,199)
Balances at September 30, 2009	$6,713,370	$6,198,860	$885,919	$226,552	$14,024,701

Balances at December 31, 2009	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	12,324				12,324
Issued 7,418 shares for employee stock purchase plan	3,360				3,360
Issued 8,088 shares for deferred directors' fees	177,548		(177,548)		-
Comprehensive loss:
Net loss		(2,217,248)			(2,217,248)
Change in unrealized gain on investment securities available for sale, net of tax effect				136,140	136,140
Total comprehensive loss					(2,081,108)
Balances at September 30, 2010	$6,931,360	$4,423,812	$708,371	$247,297	$12,310,840

See notes to consolidated financial statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2010	2009
Cash flows from operating activities:
Net loss	$(2,217,248)	$(14,138,083)
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	3,600,000	14,646,853
Depreciation and amortization	563,912	639,408
Deferred income tax (benefit) expense	(70,133)	467,486
Net amortization on investment securities	801	17,509
Earned portion of long term incentive plan	12,324	67,090
Shares issued for current and variable directors' compensation	-	42,559
Loss on disposal of equipment	-	24,190
Gain on sale of available for sale securities	-	(92,109)
Loss on the sale of other real estate owned, held for sale	271,287	480,733
Decrease in accrued interest income and other assets	1,519,180	2,715,443
Decrease in accrued interest, taxes, and other liabilities	(392,793)	(363,728)
Net cash provided by operating activities	3,287,330	4,507,351
Cash flows from investing activities:
Purchases of available for sale securities	(4,369,159)	-
Proceeds from sales of available for sale securities	-	4,338,701
Proceeds from maturities and calls of available for sale securities	890,000	10,230,000
Proceeds from mortgage-backed securities paydowns-available for sale	3,621,570	3,213,983
Maturity of certificates of deposit	-	687,000
Net decrease in loans	17,781,058	19,031,247
Proceeds from sale of other real estate owned, held for sale	1,657,450	2,406,358
Capital expenditures	(76,340)	(137,809)
Net cash provided by investing activities	19,504,579	39,769,480
Cash flows from financing activities:
Net decrease in deposits	(20,736,854)	(20,572,897)
Payments on FHLBI note	(413,970)	(383,307)
Proceeds from issuance of short term debt	-	2,000,000
Repayment of short term debt	-	(2,100,000)
Maturity of long term debt	-	(8,000,000)
Shares issued for employee stock purchase plan	3,360	4,149
Net cash used in financing activities	(21,147,464)	(29,052,055)
Net increase in cash and cash equivalents	1,644,445	15,224,776
Cash and cash equivalents at beginning of year	37,043,665	22,080,018
Cash and cash equivalents at end of period	$38,688,110	$37,304,794
Supplemental disclosures:
Interest paid	$2,077,993	$4,021,194
Net federal income taxes refunded	(1,693,691)	(2,119,770)
Loans transferred to other real estate	5,571,098	3,175,058
Loans charged off	9,250,071	9,336,152

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.   In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2009 Annual Report contained in the Corporation’s report on Form 10-K filing.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

The consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

2. Financial Condition and Management’s Plan

In light of the Bank’s continued losses, insufficient capital position at September 30, 2010 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversight of the Bank.  In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability.  In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank.  However, even if successful, implementation of all components of management’s plan is not expected to produce profitable results in 2010 and may not be successful in maintaining the Bank or the Corporation as a going concern.  Management’s plan is detailed in Note 2 of the consolidated financial statements included in the 2009 Annual Report within the Corporation’s Form 10-K filing.

Integral to management’s plan is the restoration of the Bank’s capital to a level sufficient to comply with the Office of the Comptroller of the Currency’s (“OCC”) capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs.  To date, the Bank has not raised the capital necessary to satisfy requirements of the Consent Order.  Management and the Board of Directors continue to meet with potential investors in an attempt to raise the additional equity believed necessary to sufficiently recapitalize the Bank.  Management and the Board of Directors are committed to pursuing all potential alternatives and sources of capital to restore the Bank’s capital levels.  Such alternatives include raising capital from existing shareholders, individuals, institutional capital market investors and private equity funds and the identification of suitors for a sale or merger transaction.  See also the “Capital” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

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

3. Investment Securities

Investment securities available for sale consist of the following:

	September 30, 2010				December 31, 2009
	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value	Amortized Cost	Unrealized gross gains	Unrealized gross losses	Fair Value
Obligations of state and political subdivisions	$6,690,333	$259,883	$(4,025)	$6,946,191	$7,088,573	$126,321	$(59,093)	$7,155,801
U.S. Treasury and agency securities	1,001,020	6,689	-	1,007,709	1,504,100	26,547	(3,178)	1,527,469
Mortgage-backed/CMO securities	14,653,828	554,048	(425,463)	14,782,413	13,895,720	606,611	(566,789)	13,935,542
Preferred stock securities (1)	48,800	-	(16,440)	32,360	48,800	38,000	-	86,800
Total securities	$22,393,981	$820,620	$(445,928)	$22,768,673	$22,537,193	$797,479	$(629,060)	$22,705,612

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

Management’s review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the nine months ended September 30, 2010.    With respect to the Corporation’s non-government agency CMO security, management completes a quarterly cash flow analysis of the CMO with the assistance of a third party specialist.  The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.  At September 30, 2010, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no other-than-temporary impairment had been incurred.

The CMO security was the only security in a continuous loss position for 12 months or more at September 30, 2010 and December 31, 2009.

The following is a summary of the available for sale portfolio’s gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position:

			September 30, 2010
	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value
Obligations of state and political subdivisions	$(4,025)	$197,306	$-	$-	$(4,025)	$197,306
U.S. Treasury and agency securities	-	-	-	-	-	-
Mortgage-backed/CMO securities	-	-	(425,463)	2,625,470	(425,463)	2,625,470
Preferred stock securities	(16,440)	32,360	-	-	(16,440)	32,360
Total available for sale	$(20,465)	$229,666	$(425,463)	$2,625,470	$(445,928)	$2,855,136

			December 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value
Obligations of state and political subdivisions	$(59,093)	$2,885,936	$-	$-	$(59,093)	$2,885,936
U.S. Treasury and agency securities	(3,178)	495,650	-	-	(3,178)	495,650
Mortgage-backed/CMO securities	-	-	(566,789)	2,734,709	(566,789)	2,734,709
Preferred stock securities	-	-	-	-	-	-
Total available for sale	$(62,271)	$3,381,586	$(566,789)	$2,734,709	$(629,060)	$6,116,295

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at September 30, 2010 and December 31, 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$1,001,020	$1,007,709	$1,395,800	$1,428,773
Due after one year through five years	716,887	752,651	225,000	239,281
Due after five years through ten years	2,403,277	2,541,174	1,800,094	1,843,489
Due after ten years	3,618,969	3,684,726	5,220,579	5,258,527
	7,740,153	7,986,260	8,641,473	8,770,070
Mortgage-backed/CMO securities	14,653,828	14,782,413	13,895,720	13,935,542
Totals	$22,393,981	$22,768,673	$22,537,193	$22,705,612

Investment securities, with an amortized cost of approximately $14,754,000 at September 30, 2010 and $12,241,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.  At September 30, 2010, $4,368,000 of these securities are pledged as collateral at the Federal Home Loan Bank of Indianapolis to support potential liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $950,700 at September 30, 2010 and December 31, 2009. The Bank’s investment in FRB stock, which totaled $44,250 at September 30, 2010 and December 31, 2009, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Allowance for Loan Losses

Management’s assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions, and other pertinent factors.  Loans on nonaccrual status and those past due more than 90 days amounted to $28,947,000 at September 30, 2010, $43,724,000 at December 31, 2009, and $45,958,000 at September 30, 2009.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Fair value of assets measured on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$6,946,191	$-	$6,946,191	$-
U.S. Treasury and agency securities	1,007,709	-	1,007,709	-
Mortgage-backed/CMO securities	14,782,413	-	12,156,943	2,625,470
Preferred stock securities	32,360	-	32,360	-
Total investment securities available for sale	$22,768,673	$-	$20,143,203	$2,625,470

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$7,155,801	$-	$7,155,801	$-
U.S. Treasury and agency securities	1,527,469	-	1,527,469	-
Mortgage-backed/CMO securities	13,935,542		11,200,833	2,734,709
Preferred stock securities	86,800	-	86,800	-
Total investment securities available for sale	$22,705,612	$-	$19,970,903	$2,734,709

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the nine months ended September 30, 2010 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Fair value of CMO, beginning of period(1)	$2,734,709
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income(2)	141,326
Purchases, issuances, and other settlements	(250,565)
Transfers into Level 3(3)	-
Fair value of CMO, September 30, 2010	$2,625,470

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2010	$-

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

Fair value on a non-recurring basis is as follows:

	Fair Value Measurements at September 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$17,999,736	$-	$-	$17,999,736
Other real estate owned	7,419,480	-	-	7,419,480

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$34,009,626	$-	$-	$34,009,626
Other real estate owned	3,777,119	-	-	3,777,119

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$38,688,000	$38,688,000	$37,044,000	$37,044,000
Obligations of state and political subdivisions	6,946,000	6,946,000	7,156,000	7,156,000
U.S. Treasury and agency securities	1,008,000	1,008,000	1,527,000	1,527,000
Mortgage-backed/CMO securities	14,783,000	14,783,000	13,936,000	13,936,000
Preferred stock securities	32,000	32,000	87,000	87,000
FHLBI and FRB stock	995,000	995,000	995,000	995,000
Loans, net	228,428,000	228,525,000	255,381,000	254,923,000
Accrued interest income	878,000	878,000	1,008,000	1,008,000
Financial liabilities:
Deposits:
Demand	$64,441,000	$64,441,000	$65,644,000	$65,644,000
NOW	49,799,000	49,799,000	50,643,000	50,643,000
Savings and money market accounts	68,015,000	68,015,000	72,298,000	72,298,000
Time deposits	108,849,000	109,678,000	121,200,000	121,011,000
Brokered certificates	3,354,000	3,476,000	5,411,000	5,516,000
Other borrowings	-	-	414,000	414,000
Accrued interest expense	264,000	264,000	359,000	359,000

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

7. Net Income (Loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation.  The Corporation follows guidance included in ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities.  This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security.  In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.  Due to our net loss for the nine months ended September 30, 2010 and 2009, the unvested restricted shares were not included in determining both basic and diluted earnings per share for the respective periods.

The following table presents basic and diluted earnings per share:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Weighted average common shares outstanding	3,193,565	3,175,252	3,191,644	3,164,347
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted common shares outstanding	3,193,565	3,175,252	3,191,644	3,164,347

Net loss available to common shareholders	$(681,759)	$(1,431,205)	$(2,217,248)	$(14,138,083)
Basic and diluted net loss per share	$(0.21)	$(0.45)	$(0.69)	$(4.47)

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

A summary of the activity under the Plan for the nine months ended September 30, 2010 and 2009 is presented below:

	2010		2009
Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	2,033	$17.47	8,327	$17.90
Granted	-	-	-	-
Vested	(625)	19.73	(3,542)	18.94
Forfeited	-	-	(554)	16.36
Outstanding at September 30,	1,408	$16.47	4,231	$17.23

The total fair value of the awards vested during the three months ended September 30, 2010 and 2009 was $3,780 and $8,034, respectively.  Awards vested during the nine months ended September 30, 2010 and 2009 had a total fair value of $12,324 and $67,090, respectively. As of September 30, 2010, there was $23,189 of total unrecognized compensation cost related to nonvested stock awards under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary.  The following is a discussion of the Corporation’s results of operations for the three and nine months ended September 30, 2010 and 2009, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

During 2009, the level of regulatory enforcement action taken against the Bank by the OCC heightened from a formal agreement entered into on October 16, 2008 to the issuance of a Consent Order (the “Consent Order”) dated September 24, 2009.   Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  The Bank failed to meet these required minimum ratios by such deadline and is currently out of compliance with these required minimum capital ratios as well as other requirements of the Consent Order.  In light of the Bank’s continued losses and capital position at September 30, 2010 and the uncertainty regarding the ability to raise additional equity capital, it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC.  See also the “Capital” section of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area.  The Corporation has in general experienced a slowing economy in Michigan since 2007.  In particular, Michigan’s current unemployment rate of 13% is the second worst among all states.  Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County.  Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions.  The continued economic difficulties in Michigan have had and may continue to have adverse consequences as described below in “Loans”.

Dramatic declines in commercial real estate values in recent years, with elevated levels of foreclosures and unemployment have resulted in and may continue to result in significant write-downs of asset values by us and other financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Additionally, capital and credit markets have continued to experience elevated levels of volatility and disruption over the past two years.  This market turmoil and tightening of credit have led to a lack of general consumer confidence and reduction in business activity.

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

As fully described in Note 2, “Management’s Plan”, of the consolidated financial statements included in the 2009 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives to address the current challenges facing the Bank.  The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment.  Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory oversight or enforcement action.  Any further declines in the Bank’s capital levels may result in more severe regulatory oversight or enforcement action by either the OCC or FDIC.

It is against this backdrop that we discuss our financial condition and results of operations for the three and nine months ended September 30, 2010 as compared to earlier periods.

	(in thousands except per share data)
Earnings	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net loss	$(682)	$(1,431)	$(2,217)	$(14,138)
Basic and diluted net loss per share	$(0.21)	$(0.45)	$(0.69)	$(4.47)

Net loss for the three and nine months ended September 30, 2010 as compared to the same periods last year, was positively affected by lower provision for loan loss, lower interest expense due to lower average deposit balances and lower rates, and lower noninterest expense.  These favorable variances were partially offset by lower interest income on loans due to lower average balances, continued high nonaccrual balances, lower asset yields, and lower noninterest income.

Net loss for the three months ended September 30, 2010 decreased by $749,000 compared to the same period last year.  In the third quarter of 2010, the provision for loan loss decreased by $550,000 and noninterest expense decreased by $681,000.  Partially offsetting these favorable variances were lower net interest income of $384,000 and lower noninterest income of $167,000.  Third quarter 2010 results included a federal income tax benefit of $69,000.

Net loss for the nine months ended September 30, 2010, decreased $11,921,000 compared to the nine months ended September 30, 2009.  Provision for loan loss decreased $11,047,000 and noninterest expense decreased $ 1,990,000.  Partially offsetting these positive variances were decreases in net interest income of $1,384,000 and noninterest income of $270,000.  In addition, income tax expense for the nine months ended September 30, 2010 was lower by $537,000 over the same prior year period.

	(in thousands)
Net Interest Income	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Interest and dividend income	$3,476	$4,349	$10,772	$13,917
Interest expense	614	1,103	1,983	3,744
Net Interest Income	$2,862	$3,246	$8,789	$10,173

The following tables illustrate some of the significant factors contributing to the changes in net interest income (fully tax equivalent basis) for the three and nine months ended September 30:

INTEREST YIELDS AND COSTS

September 30, 2010 and 2009

(in thousands)

	----------Third Quarter ----------
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$99	$-	0.12%	$94	$-	0.11%
Certificates of deposit	-	-	-	3,857	46.5	4.79%
Securities: Taxable	14,024	187.5	5.35%	18,928	265.1	5.60%
Tax-exempt (1)	6,692	100.0	5.98%	9,516	142.5	5.99%
Commercial loans (2)(3)	211,195	2,780.8	5.15%	251,879	3,383.8	5.26%
Consumer loans (2)(3)	17,373	245.0	5.60%	19,854	295.4	5.90%
Mortgage loans (2)(3)	17,513	204.1	4.66%	20,117	273.3	5.43%
Total earning assets and total interest income	266,896	3,517.4	5.18%	324,245	4,406.6	5.34%
Cash and due from banks	38,991			49,587
All other assets	18,143			14,089
Allowance for loan losses	(14,047)			(20,831)
Total Assets	$309,983			$367,090
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$50,311	15.0	0.12%	$49,030	25.8	0.21%
Savings	39,062	19.6	0.20%	43,522	37.5	0.34%
MMDA	32,854	51.4	0.62%	51,393	122.1	0.94%
Time	116,019	528.0	1.81%	145,538	910.5	2.48%
Short term borrowings	-	-	-	2	-	-
FHLBI advances	-	-	-	414	7.7	7.29%
Total interest bearing liabilities and total interest expense	238,246	614.0	1.02%	289,899	1,103.6	1.51%
Non-interest bearing deposits	56,632			59,305
All other liabilities	2,254			2,704
Shareholders' Equity	12,851			15,182
Total Liabilities and Shareholders' Equity	$309,983			$367,090
Interest spread			4.16%			3.83%
Net interest income-FTE		$2,903.4			$3,303.0
Net interest margin			4.27%			3.99%

(1)       Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.

(2)       For purposes of the computation above, average non-accruing loans of $30,542,000 in 2010 and $44,686,000 in 2009 are included in the average daily loan balance.

(3)       Interest on loans includes origination fees totaling $19,000 in 2010 and $22,000 in 2009.

INTEREST YIELDS AND COSTS

September 30, 2010 and 2009

(in thousands)

	----------Year-to-Date ----------
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$99	$0.1	0.10%	$6,071	$11.4	0.25%
Certificates of deposit	-	-	-	4,075	146.5	4.81%
Securities: Taxable	14,977	604.6	5.38%	23,687	997.5	5.62%
Tax-exempt (1)	6,866	309.7	6.02%	11,716	527.9	6.01%
Commercial loans (2)(3)	220,933	8,573.4	5.12%	262,181	10,617.1	5.34%
Consumer loans (2)(3)	17,775	757.3	5.70%	20,649	936.3	6.06%
Mortgage loans (2)(3)	18,293	660.6	4.82%	20,596	883.3	5.72%
Total earning assets and total interest income	278,943	10,905.7	5.17%	348,975	14,120.0	5.35%
Cash and due from banks	31,804			25,765
All other assets	17,993			16,523
Allowance for loan losses	(15,931)			(16,044)
Total Assets	$312,809			$375,219
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$49,070	64.0	0.17%	$46,331	62.9	0.18%
Savings	39,108	57.1	0.20%	41,343	87.3	0.28%
MMDA	32,471	157.7	0.65%	53,104	386.8	0.97%
Time	119,669	1,702.9	1.90%	151,754	3,149.1	2.77%
Short term borrowings	-	-	-	148	1.9	1.66%
FHLBI advances	21	1.2	7.29%	1,371	55.8	5.37%
Total interest bearing liabilities and total interest expense	240,339	1,982.9	1.10%	294,051	3,743.8	1.70%
Non-interest bearing deposits	56,475			55,143
All other liabilities	2,322			2,661
Shareholders' Equity	13,673			23,364
Total Liabilities and Shareholders' Equity	$312,809			$375,219
Interest spread			4.07%			3.65%
Net interest income-FTE		$8,922.8			$10,376.2
Net interest margin			4.22%			3.92%

(1)       Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.

(2)       For purposes of the computation above, average non-accruing loans of $35,746,000 in 2010 and $40,118,000 in 2009 are included in the average daily loan balance.

(3)       Interest on loans includes origination fees totaling $61,000 in 2010 and $77,000 in 2009.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $889,000 (20.2%) in the third quarter of 2010 compared to the third quarter of 2009.  This is due to a decrease in average earning assets of $57,349,000 (17.7%) combined with a decrease in the yield on average earning assets of 16 basis points.

The average balance of certificates of deposit decreased by $3,857,000 in the third quarter of 2010 compared to the third quarter of 2009 due to sale of the certificate of deposit portfolio in the fourth quarter of 2009.  The average balance of securities decreased $7,728,000 (27.2%) in the third quarter of 2010 as compared with the same period in 2009.  This decrease was due to $14,817,000 of securities being called, matured, sold or paid down from July 2009 through September 2010, including $8,566,000 in the third quarter of 2009 and $2,005,000 in third quarter of 2010.  The decrease in average security balances was partially offset by the purchase of $4,369,000 of securities during the third quarter of 2010.  The yield on average security balances decreased 18 basis points in the third quarter of 2010 compared to 2009.  Loan average balances decreased $45,769,000 (15.7%) combined with a 16 basis point decrease in yield in the third quarter of 2010 compared to the same period last year. Commercial loans have continued to decrease due to charge offs, transfers to other real estate, receipt of scheduled payments and decreased loan origination activities.  It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease net interest income in future periods.

For the first nine months of the year, tax equivalent interest income decreased $3,214,000 (22.8%). Short-term investments, certificates of deposit and securities interest income decreased by $769,000 (45.7%) due primarily to a decrease in security income of $611,000.  Security average balances decreased $13,560,000 (38.3%) combined with a decrease in the average yield of 17 basis points. Loan interest income decreased $2,445,000 (19.7%) due to lower average balances of $46,425,000 (15.3%) combined with the average yield decreasing 27 basis points.

The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $41,248,000 (15.7%); combined with a decrease in yield of 22 basis points in the first nine months of 2010 compared to 2009.  Average balances decreased primarily due to charge offs, loans transferred to other real estate, receipt of scheduled payments and decreased loan origination activities.  The renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

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

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the third quarter of 2010 decreased $482,000 (44.0%) compared to the third quarter of 2009.  This was the result of lower cost of funds due to lower interest rates paid on deposits of 48 basis points combined with lower average deposit balances of $51,237,000 (17.7%).

Interest expense on deposits for the first nine months of 2010 decreased $1,704,000 (46.2%) compared to 2009. This was a result of a decrease in the average interest rate paid on deposits of 59 basis points along with lower average balances of $52,214,000 (17.8%) in 2010 compared to 2009.

Borrowed funds’ average balance decreased $416,000 (100.0%) in the third quarter of 2010 compared to the third quarter of 2009. At September 30, 2010, the Bank had no outstanding borrowed funds.

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

The Corporation identifies, measures and monitors its liquidity profile. The profile is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments and identifying sources and uses of funds. A contingency funding plan is also prepared that details the potential erosion of funds in the event of systemic financial market crisis or institution-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $61.5 million at September 30, 2010 or about 19.9% of total assets. This compares to $59.7 million or about 18.0% of total assets at year end 2009.  Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s available liquidity at September 30, 2010, investment securities with a fair value of approximately $15,323,000 were pledged to secure public deposits, to provide FHLBI borrowing capacity and for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank.  Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market.  Management also attempts to offer a wide variety of products to meet the needs of its customers.  The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $42,000,000 at September 30, 2010 and $46,000,000 at December 31, 2009.  The Bank had $3.4 million of brokered deposits at September 30, 2010.  Due to the Bank’s capital classification as “undercapitalized” at September 30, 2010, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”).  See “Capital” section of this Management’s Discussion and Analysis for further details.

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. The Bank had a $12,400,000 line of credit available at the FHLBI for which the Bank has pledged agency securities and certain commercial and consumer loans secured by residential real estate.  As of September 30, 2010, the Bank had no borrowings against the line. The Bank also had a $32,000,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral.  At September 30, 2010, no borrowings were outstanding against the line.

Although the Bank has established these lines of credit, because of its undercapitalized status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) by the FHLBI and Federal Reserve.  Consequently, full borrowing availability under these existing lines may be restricted at the lender’s discretion.  In addition, due to the Bank’s capital position, FHLBI borrowings must be repaid within 14 to 30 days and Federal Reserve discount borrowings are currently limited to overnight advances.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of September 30, 2010:

	(in thousands)
	0-3	4-12	1-5	5+
Interest Rate Sensitivity	Months	Months	Years	Years	Total
Assets:
Loans	$94,386	$65,818	$79,810	$1,430	$241,444
Securities	2,292	2,748	11,707	7,017	23,764
Short term investments	196	-	-	-	196
Total rate sensitive assets	$96,874	$68,566	$91,517	$8,447	$265,404
Liabilities:
NOW, Savings & MMDA	$29,536	$-	$-	$88,278	$117,814
Time deposits	36,072	54,039	22,066	26	112,203
Total rate sensitive liabilities	$65,608	$54,039	$22,066	$88,304	$230,017
Rate sensitivity GAP and ratios:
GAP for period	$31,266	$14,527	$69,451	$(79,857)
Cumulative gap	31,266	45,793	115,244	35,387

Cumulative rate sensitive ratio	1.48	1.38	1.81	1.15
December 31, 2009 rate sensitive ratio	1.62	1.51	1.78	1.19

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 138% asset sensitive as of September 30, 2010.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices.  Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin.  This modeling indicates that a 100 basis point gradual increase in interest rates would decrease net interest income by approximately 2.24% in the first year, while a 200 basis point increase in interest rates would decrease net interest income by approximately 2.98% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans
	(in thousands)
	Third Quarter		Year-to-Date
Provision for Loan Losses	2010	2009	2010	2009
Total	$1,200	$1,750	$3,600	$14,647

The Corporation recorded a provision of $1,200,000 in the third quarter of 2010 compared to $1,750,000 in the same period of 2009.  A provision of $3,600,000 was recorded for the nine months ended September 30, 2010 compared to a provision of $14,647,000 during the same period of 2009.  Each quarter management performs a detailed analysis of the loan portfolio to appropriately identify and quantify the credit risk to estimate losses inherent in the portfolio.   The evaluation considers identified problem loans, loss experience, current and future economic factors and other risk considerations impacting the portfolio at large to determine the required reserve level.

Given the significant portion of loans that are secured by real estate, our portfolio has been directly impacted by the economic downturn and deterioration of real estate values.  Quarterly, management performs a detailed review of the portfolio to insure that loans are appropriately risk rated and collateral is realistically valued.  Our practices for analysis and quantification of risk within various segments of our portfolio have improved the effectiveness of our problem loan identification procedures. Updated appraisals are obtained on criticized loans secured by real estate and appropriate discounting practices are applied based on perceived declines in market value.

Although updated appraisals received during the quarter indicated that property values for collateral on our impaired loans continue to be depressed, appraisals did not reflect the magnitude of decline in value relative to that experienced in prior quarters.  At present, the weak Michigan economy and historically high unemployment levels continue to delay signs of economic recovery in our market area.  Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves well above normal levels.  At September 30, 2010, management’s analysis determined that a reserve of $13,015,000 was required resulting in provision for loan loss expense of $1,200,000 and $3,600,000 for the three and nine month periods ended September 30, 2010, respectively.

Nonperforming loans at September 30, 2010 decreased $14,777,000 to $28,947,000 from the December 31, 2009 balance of $43,724,000, and decreased $17,011,000 from the September 30, 2009 balance of $45,958,000.  Nonperforming loans as a percentage of total loans were 11.99% at September 30, 2010 compared to 15.95% at December 31, 2009, and 16.17% at September 30, 2009.  The decrease in nonperforming loans during the first nine months of 2010 resulted from the combination of loans transferred to other real estate, charge offs, loans returned to accrual status and continued payments received on nonperforming loans, which in aggregate, exceeded newly identified nonperforming loans.

During the quarter ended September 30, 2010, total loan charge offs and transfers to other real estate amounted to $2,404,000 and $1,782,000, respectively.  Current quarter charge offs reflected losses primarily on commercial collateral dependent loans where specific reserves were partially or fully allocated in prior quarters.  Loan charge offs and transfers to other real estate totaled $3,283,000 and $1,079,000 during the quarter ended June 30, 2010, $4,646,000 and $2,710,000 during the quarter ended March 31, 2010 and $3,117,000 and $1,394,000 during the quarter ended September 30, 2009, respectively.

For the nine month periods, total charge offs and transfers to other real estate amounted to $10,333,000 and $5,571,000 through September 30, 2010 and $9,663,000 and $3,175,000 through September 30, 2009, respectively.

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

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	September 30, 2010		December 31, 2009
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$25,490	10.5%	$29,719	10.9%
Residential home equity/other junior liens	15,662	6.5%	17,606	6.4%
Construction, land development and other land loans	21,459	8.9%	29,119	10.6%
Multifamily residential properties	2,391	1.0%	2,556	0.9%
Owner-occupied nonfarm, nonresidential properties	62,554	25.9%	66,078	24.1%
Other nonfarm, nonresidential properties	92,768	38.4%	101,730	37.1%
Commercial	15,100	6.2%	20,015	7.3%
Consumer	4,809	2.0%	5,793	2.1%
Other	1,418	0.6%	1,674	0.6%
Total gross loans	241,651	100.0%	274,290	100.0%
Net unearned fees	(207)		(244)
Total loans	$241,444		$274,046

At September 30, 2010, loans secured by 1-4 family residential construction and other construction, land development and other land loans decreased a total of $7,660,000 (26.3%), loans secured by nonresidential properties (owner-occupied and other nonfarm properties) decreased $12,486,000 (7.4%), and commercial loans decreased $4,915,000 (24.6%) from December 31, 2009.  This is due primarily to charge offs, loans transferred to other real estate and the intentional run-off of such loans to reduce exposure within this segment of the loan portfolio.

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

Loans also include demand deposit overdrafts, which amounted to $96,000 and $128,000 at September 30, 2010 and December 31, 2009, respectively.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired primarily through foreclosure and is actively managed through the time of disposition to minimize loss.  Based on the existing level of problem loans, we anticipate that other real estate owned may increase as the Bank manages through the problem loan portfolio and borrowers continue to face financial difficulties and tight credit markets.  The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
Nonperforming Assets	September 30,	December 31,	September 30,
	2010	2009	2009
Nonaccrual Loans	$28,872	$43,724	$45,528
90 days or more past due and still accruing	75	-	430
Total nonperforming loans	28,947	43,724	45,958
Other real estate owned	7,419	3,777	2,966
Total nonperforming assets	$36,366	$47,501	$48,924

Nonperforming loans as a percent of total loans	11.99%	15.95%	16.17%
Allowance for loan losses as a percent of nonperforming loans	45%	43%	42%
Nonperforming assets as a percent of total loans and other real estate owned	14.61%	17.10%	17.03%

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of:

	(in thousands)
	September 30,		December 31,		September 30,
	2010		2009		2009
Nonperforming Loans	Balance	Percent	Balance	Percent	Balance	Percent
Secured by real estate:
Residential first mortgage	$2,282	7.9%	$4,503	10.3%	$4,849	10.6%
Residential home equity/other junior liens	770	2.7%	1,043	2.4%	1,060	2.3%
1-4 family construction loans	1,792	6.2%	4,099	9.4%	5,201	11.3%
Other construction, land development and other land loans	8,525	29.4%	11,638	26.6%	10,264	22.3%
Multifamily residential properties	858	3.0%	997	2.3%	1,102	2.4%
Owner-occupied nonfarm, nonresidential properties	7,781	26.9%	7,795	17.8%	8,009	17.4%
Other nonfarm, nonresidential properties	4,680	16.2%	11,010	25.2%	12,246	26.6%
Commercial	2,123	7.3%	2,586	5.9%	3,156	6.9%
Consumer	10	0.0%	53	0.1%	71	0.2%
Other	126	0.4%	-	0.0%	-	0.0%
Total nonperforming loans	$28,947	100.0%	$43,724	100.0%	$45,958	100.0%

Management continually evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed on nonaccrual.  In addition, loans are generally placed on nonaccrual when principal or interest is past due ninety days or more.  If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan on nonaccrual even if the borrower is current.  Loans categorized as 90 days past due and still accruing are well secured and in the process of collection.

As of September 30, 2010, approximately $13,825,000 (47.8%) of nonperforming loans are making scheduled payments on their loans.  In addition, the level of nonperforming loans has decreased four consecutive quarters dating from September 30, 2009 to September 30, 2010.  The decrease results from the combination of charge offs recorded on collateral dependent loans, loans returned to accrual status pursuant to successful workout strategies and/or restructuring and continued payments received on nonperforming loans, which in aggregate, exceeded newly identified nonperforming loans.  Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

At September 30, 2010, impaired loans totaled approximately $23,049,000 representing specifically identified loans in nonaccrual status, other than homogeneous smaller commercial, residential, and consumer loans, and included $6,652,000 of commercial troubled debt restructurings.  Specific reserves assigned to impaired loans at September 30, 2010 aggregated to $5,049,000 and impaired loans without specific reserve allocations totaled $5,923,000, indicating that the loans are well collateralized at this time.

Total troubled debt restructured loans at September 30, 2010 approximated $11,035,000.  Of those not included in impaired commercial loans noted above, $2,120,000 were accruing interest and in compliance with modified terms and $2,263,000, comprised principally of smaller commercial, consumer and residential mortgage loans with individual balances less than $250,000, remained in nonaccrual status at September 30, 2010.

The following table summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments for the nine months of 2010 and 2009:

	(in thousands)
Components:	2010	2009
Allowance for loan losses
Balance, beginning of year	$18,665	$14,122
Loans charged off:
Secured by real estate:
Residential first mortgage	619	972
Residential home equity/junior liens	312	1,152
1-4 family residential construction loans	1,592	1,509
Other construction and land development and other land loans	2,368	1,348
Multifamily residential properties	-	62
Owner-occupied nonfarm, nonresidential properties	1,468	206
Other nonfarm, nonresidential properties	3,331	2,643
Commerical	452	1,409
Consumer	191	362
Total charge offs	10,333	9,663
Recoveries to loans previously charged off:
Secured by real estate:
Residential first mortgage	7	1
Residential home equity/junior liens	13	30
1-4 family residential construction loans	89	113
Other construction and land development and other land loans	188	-
Other nonfarm, nonresidential properties	570	8
Commerical	75	72
Consumer	141	103
Total recoveries	1,083	327
Net loans charged off	9,250	9,336
Additions to allowance charged to operations	3,600	14,663
Balance, end of quarter	13,015	19,449
Reserve for unfunded credit commitments
Balance, beginning of year	300	316
Additions to reserve charged to operations	-	(16)
Balance, end of quarter	300	300
Total allowance for loan losses and reserve for
unfunded credit commitments	$13,315	$19,749
Ratios:
Net loans charged off (annualized) to average loans outstanding	4.80%	4.10%
Allowance for loan losses to loans outstanding	5.39%	6.84%

Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of the required allowance balance.  When all of these factors were considered, management determined that the $3,600,000 provision for the first nine months of 2010 and the $13,015,000 allowance as of September 30, 2010 were appropriate.

	(in thousands)
	Third Quarter		Year-to-Date
Noninterest Income	2010	2009	2010	2009
Total	$788	$954	$2,472	$2,742

Noninterest income, which includes service charges and other fee income, trust income, and other miscellaneous income, decreased by $166,000 (17.4%) during the third quarter of 2010 compared to the same quarter in 2009.

Service charges and other fee income decreased $117,000 (13.9%) during the third quarter of 2010 compared to the third quarter of 2009 primarily due to lower returned check fees, service charges on deposits, service charges on sold mortgages, commercial loan late fees, commercial loan service charges, consumer loan late fees, ATM foreign fees  and mortgage application fees. These unfavorable variances were partially offset by higher network income.

Trust income decreased $34,000 (37.0%) in the third quarter of 2010 compared to the same period last year primarily due to a decrease in total assets under management, a greater percentage of investments in fixed income products and less nonrecurring consulting income.

Gain on available for sale securities of $16,000 in the third quarter of 2009 resulted from the sale of twelve municipal securities.

For the nine months ended September 30, 2010, noninterest income decreased $270,000 (9.8%) compared to same prior year period. The decrease resulted from lower service charges and other fees of $103,000 and a decrease in trust income of $72,000, each attributable to the respective factors identified above.  In addition, 2009 noninterest income benefited from a net gain on sale of securities of $92,000.   These unfavorable variances were partially offset by higher network income.

	(in thousands)
	Third Quarter		Year-to-Date
Noninterest Expense	2010	2009	2010	2009
Total	$3,201	$3,881	$9,949	$11,939

Noninterest expense decreased $680,000 (17.5%) in the third quarter of 2010 compared to the same quarter in 2009.

Salaries and employee benefits decreased $368,000 (23.1%) in the third quarter of 2010 compared to the same quarter of 2009.  The decrease in compensation related expenses resulted from lower staffing levels in 2010 and modifications to employee health insurance plan coverage.  Specifically, total savings included $202,000 in salaries and wages, $18,000 in FICA taxes and $15,000 in group medical insurance. In addition, the Corporation discontinued its retirement plan contributions 2010 resulting in a third quarter savings of $73,000 over the same prior year period.

Occupancy expense increased $15,000 (5.5%) in the third quarter of 2010 compared to the same quarter of 2009 primarily due to increases of $21,000 in repairs and maintenance, $5,000 in utilities and $3,000 in building services, partially offset by a decrease of $16,000 in depreciation expense. Repairs and maintenance increased due to higher exterior maintenance costs incurred in 2010 compared to 2009. Utilities are higher due to the warmer summer weather in 2010 compared to 2009. Building services were higher due to increase in lawn maintenance costs in 2010. Depreciation expense is lower due to Main Office building renovations becoming fully depreciated.

Equipment expense decreased $14,000 (14.7%) in the third quarter of 2010 compared to the same quarter in 2009  due to lower equipment maintenance of $6,000 and lower depreciation expense of $8,000 as a result of equipment at the Operations Center becoming fully depreciated.

Professional and service fees decreased $78,000 (14.6%) in the third quarter of 2010 compared to the same quarter in 2009.  Over the respective three month periods, legal fees decreased $50,000 primarily due to a decrease in the volume of nonperforming loans and less corporate legal assistance required by the Bank.  In addition, audit and accounting fees decreased $19,000 due to a lower 2010 engagement fee and other audit fee adjustments related to the impact of the Dodd-Frank Legislation on smaller public companies.

FDIC assessment fees decreased $152,000 (29.8%) in the third quarter of 2010 compared to the same quarter in 2009 due to lower deposit balances in 2010 compared to 2009 and a premium adjustment of $104,000 recorded in the third quarter of 2009.  The impact of these factors was partially offset by higher assessment rates imposed on the Bank beginning in the second quarter of 2009 and continuing during 2010.

Insurance expense increased $31,000 (20.4%) in the third quarter of 2010 compared to the same quarter in 2009 reflecting the Bank’s regulatory and financial risk profile and the timing of the Corporation’s insurance renewal period.  The elevated premium expense continues to reflect an increase in the known and perceived risk, overall instability and economic uncertainty of the community banking industry.

Printing and supplies decreased $11,000 (24.9%) in the third quarter of 2010 compared to the same quarter in 2009 due to the timing of purchases.

Loan collection and foreclosed property expense decreased $337,000 (70.8%) in the third quarter of 2010 compared to 2009 primarily due to a decrease in the number of newly identified problem loans and an accelerated recognition of property tax expense on ORE properties in 2009.  This favorable decrease was partially offset by increased appraisal and ORE holding costs related to the existing problem loan portfolio and increased number of ORE properties in the third quarter of 2010 compared to the same prior year period.

For the three months ended September 30, 2010, net loss on sale/write down of OREO and repossessions totaled $82,000 and included $105,000 of valuation write downs on ORE properties and $23,000 of gains on sales of ORE properties and repossessed assets.

Other expenses increased $23,000 (14.9%) in the third quarter 2010 compared to the same quarter in 2009 primarily due to higher telephone expense and the completion of a use tax audit which identified use tax due on certain prior year purchases.  These unfavorable variances were offset by lower postage, back office losses and education.

For the first nine months of 2010, noninterest expense decreased $1,991,000 (16.7%) compared to 2009.

Salaries and employee benefits decreased $1,089,000 (21.7%) in 2010 compared to 2009. Of the decrease, $636,000 related to lower salaries and wages, $43,000 to lower FICA taxes, $9,000 to lower group life insurance and $46,000 to lower group medical insurance resulting from lower staffing levels in 2010, modifications to employee health insurance plan coverage, and severance benefits awarded to former employees during the first nine months of 2009.  Other decreases include a $23,000 reduction in employee benefits. In addition, the Corporation discontinued its retirement  contribution effective January 1, 2010, which resulted in a savings of $233,000 over the same prior year period.

Occupancy expense decreased $32,000 (3.8%) in 2010 compared to 2009 primarily due to decreases of $27,000 in building services and $42,000 in depreciation expense. Building services decreased due to lower snow removal costs in 2010 compared to 2009 and the closing of a branch facility in May 2009.  Depreciation expense is lower due to Main Office building renovations becoming fully depreciated in 2009.  These favorable decreases were partially offset by $17,000 of higher repairs and maintenance expense incurred for upkeep of branch facilities and $18,000 of higher utility costs related to warmer summer weather in 2010.

Equipment expense decreased $36,000 (12.5%) in 2010 compared to 2009 primarily due to lower depreciation expense as a result of equipment at the branches and the Operations Center becoming fully depreciated in 2009.

Professional and service fees decreased $289,000 (18.4%) in 2010 compared to 2009.  Legal fees decreased $136,000 as the volume of nonperforming loans trended lower and as the nature and amount of corporate legal fees related to regulatory issues and recapitalization efforts decreased in the first nine months of 2010 compared to same prior year period.   Consulting fees decreased $98,000 due to lower correspondent bank fees in 2010 and nonrecurring recruiting fees for certain new hires incurred in the same nine month period of 2009.  Audit and accounting fees decreased $47,000 primarily due to additional billings incurred in 2009 related to the 2008 audit and tax engagement as well as fee reductions related to the 2010 engagement. In addition, fees incurred by the Bank to provide cash management (sweep) services to customers decreased by $16,000 as underlying customer account balances declined over the respective nine month periods.  These decreases were partially offset by $28,000 of higher network fees in the first nine months of 2010 due to a large credit recognized in the first half of 2009 for switching vendors.

FDIC assessment fees decreased $215,000 (16.7%) in 2010 compared to 2009 primarily due to the one-time special assessment fee incurred in June 2009 of $172,000 as well as lower deposit levels during the first nine months of 2010 compared to 2009.  The favorable impact of these factors was partially offset by higher assessment rates imposed on the Bank during 2010.

Insurance expense increased $168,000 (47.0%) in 2010 compared to 2009 reflecting the Bank’s regulatory and financial risk profile and the timing of the Corporation’s insurance renewal period.  In addition, the elevated premium expense continues to reflect the known and perceived risk, overall instability and economic uncertainty of the community banking industry.

Printing and supplies decreased $32,000 (23.1%) in 2010 compared to 2009 due to the timing of purchases and tighter expense management.

Director fees decreased $10,000 (17.1%) in 2010 compared to 2009 due to fewer directors and reductions in director compensation.

Loan collection and foreclosed property expense decreased $189,000 (24.8%) in 2010 compared to 2009.  The decrease resulted primarily from fewer loan collection expenses incurred on problem loans as the velocity of newly identified problem loans has slowed in 2010.  This favorable decrease was partially offset by increased appraisal and ORE related expenses associated with continued management of the problem loan portfolio and an increase in number of ORE properties over the same prior year period. Despite the net decrease, these costs are expected to remain relatively high in the near term future as the Bank works through its elevated levels of other real estate holdings.

For the nine months ended September 30, 2010, net loss on sale/write down of OREO and repossessions was $254,000 and included $318,000 of valuation write downs on ORE properties and net gains of $64,000 on sales of ORE properties and repossessed assets.

Other expenses decreased $56,000 (9.4%) in 2010 compared to 2009 primarily due to lower expenses incurred for postage, advertising, meals and entertainment, business development, education and losses on fixed asset disposals during 2009  These favorable variances were offset by elevated losses on bad checks and higher use tax expense and telephone expense in 2010 compared to 2009.

	(in thousands)
	Third Quarter		Year-to-Date
Income Tax Expense (Benefit)	2010	2009	2010	2009
Total	$(69)	$-	$(70)	$467

In the third quarter of 2010, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Corporation’s available for sale investment portfolio.    The Corporation also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the three and nine month periods ended September 30, 2010 and 2009 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Corporation’s and the Bank’s capital classification are also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.

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

The Corporation’s and the Bank’s actual capital amounts and ratios are presented as of September 30, 2010 and December 31, 2009 in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
As of September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$15,412,000	6.05%	$20,380,000	8%	$25,475,000	10%
FNBH Bancorp	15,352,000	6.05%	20,313,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	12,103,000	4.75%	10,190,000	4%	15,285,000	6%
FNBH Bancorp	12,053,000	4.75%	10,156,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	12,103,000	3.90%	12,399,000	4%	15,499,000	5%
FNBH Bancorp	12,053,000	3.89%	12,399,000	4%	N/A	N/A

As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$17,934,000	6.46%	$22,195,000	8%	$27,743,000	10%
FNBH Bancorp	17,924,000	6.46%	22,195,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	14,275,000	5.15%	11,097,000	4%	16,646,000	6%
FNBH Bancorp	14,265,000	5.14%	11,097,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	14,275,000	4.25%	13,435,000	4%	16,794,000	5%
FNBH Bancorp	14,265,000	4.25%	13,435,000	4%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  The Bank failed to meet these required minimum ratios by such date and is currently out of compliance with these required capital ratios as well as other requirements of the Consent Order.

At September 30, 2010, based on the above minimum capital requirements, the Corporation and its subsidiary Bank are classified as “undercapitalized”.  Under the terms of the Consent Order with the OCC, referenced above, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the “Plan”).  The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital, based upon the information provided in the Plan.  As noted below, the Bank intends to update the Plan and continue to pursue its capital raising efforts as well as resubmit the Plan to the OCC.

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

As of September 30, 2010, the Bank’s capital ratios are significantly below the increased minimum requirements imposed by the OCC.  In light of the Bank’s continued losses and capital position at September 30, 2010, it is reasonable to anticipate further regulatory oversight or enforcement action by the OCC or FDIC.

Based on the Bank’s current financial condition, asset quality issues, and capital ratios, management estimates that the Bank needs to raise a minimum of approximately $16 million of additional capital to comply with the OCC’s capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs.  Management and the Board continue to meet with potential investors in an attempt to raise the additional equity believed necessary to sufficiently recapitalize the Bank.

The size of the institution and other factors are likely to limit our ability to access the public capital markets.  As such, the Corporation’s alternatives for additional capital are somewhat limited.  The ongoing liquidity concerns in the broader market and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital.  We may not be able to raise the necessary capital on favorable terms, or at all.  An inability to raise capital would likely have a materially adverse effect on our business, financial condition and results of operations.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $92,000 at September 30, 2010, $200,000 at December 31, 2009 and $198,000 at September 30, 2009.  These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held on those commitments at September 30, 2010, December 31, 2009 and September 30, 2009, where there is collateral, was in excess of the committed amount.  A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

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

Recent Legislative Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Uncertainty remains as to the ultimate impact of the new law, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s and Bank’s business, results of operations and financial condition.  This new federal law contains a number of provisions that could affect the Corporation and the Bank.  For example, the law:

•         Makes national banks (such as the Bank) and their subsidiaries subject to a number of state laws that were previously preempted by federal laws;

•         Imposes new restrictions on how mortgage brokers and loan originators may be compensated;

•         Establishes a new federal consumer protection agency that will have broad authority to develop and implement rules regarding most consumer financial products;

•         Creates new rules affecting corporate governance and executive compensation at all publicly traded companies (such as the Corporation);

•         Broadens the base for FDIC insurance assessments and makes other changes to federal deposit insurance, including permanently increasing FDIC deposit insurance coverage to $250,000; and

•         Allows depository institutions to pay interest on business checking accounts

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2010, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)      Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2010 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This new federal law contains a number of provisions that could affect the Corporation and the Bank.  For example, the law:

•         Makes national banks (such as the Bank) and their subsidiaries subject to a number of state laws that were previously preempted by federal laws;

•         Imposes new restrictions on how mortgage brokers and loan originators may be compensated;

•         Establishes a new federal consumer protection agency that will have broad authority to develop and implement rules regarding most consumer financial products;

•         Creates new rules affecting corporate governance and executive compensation at all publicly traded companies (such as the Corporation); and

•         Broadens the base for FDIC insurance assessments and makes other changes to federal deposit insurance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

All securities sold by the Corporation through the Employee Stock Purchase Plan and the Long-Term Incentive Plan during the quarter ended September 30, 2010 were registered under the Securities Act of 1933.

There were no repurchases of common stock by the Corporation for the three months ended September 30, 2010.

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

31.1        Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2        Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.
/s/ Ronald L. Long Ronald L. Long President and Chief Executive Officer
/s/ Mark J. Huber Mark J. Huber Chief Financial Officer

Date:  November 12, 2010