Form 10-K
period 2010-12-31
FNBH BANCORP INC
filed 2011-04-15
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________
Commission file number 0-25752
FNBH BANCORP, INC.
(Exact name of Registrant as specified in its charter)

MICHIGAN	No. 38-2869722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Grand River, Howell, Michigan	48843
(Address of principal executive offices)	(Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2010, was $1,897,013.
The number of outstanding shares of common stock (no par value) as of April 15, 2011 was 3,171,523.
Documents Incorporated by Reference:
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held June 23, 2011, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2011; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:
•	our ability to successfully raise new equity capital and/or our ability to implement our capital restoration and recovery plan;

•	our ability to continue as a going concern in light of the uncertainty regarding the extent and timing of possible future regulatory enforcement action against the Bank;

•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;

•	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;

•	the ability of our Bank to attain and maintain certain regulatory capital standards;

•	limitations on our ability to access and rely on wholesale funding sources;

•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and

•	implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry
This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K, but the list is not intended to be all inclusive. The risk factors disclosed in Part I — Item 1A below include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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
The Bank was originally organized in 1934 as a national banking association. As of January 31, 2011, the Bank had approximately 85 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. FNBH does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.
On November 26, 1997, H.B. Realty Co., a subsidiary of FNBH, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.
Bank Services
The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, night depository, safe deposit box, telephone banking, Internet banking, online bill pay and U.S. Savings Bonds. The Bank maintains correspondent relationships with major banks, pursuant to which the Bank engages in the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis (“FHLBI”) where it makes short term investments and where it has a line of credit of $13,900,000 of which no amounts were outstanding as of year-end. The Bank also has a relationship with the Federal Reserve Bank of Chicago, the Fed Discount Window, where it has a line of credit of $16,800,000 of which no amounts were outstanding at year end. Each of the lines is collateralized by specific pledged loans and/or investment securities. Due to the Bank’s condition, borrowing availability under the lines is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.
The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2010 and 2009, the Bank’s certificates of deposit of $100,000 or more constituted approximately 12% and 15%, respectively, of total deposit liabilities. The Bank’s deposits are primarily from its service areas, and the Bank does not traditionally seek or encourage large deposits from outside the area.
FNBH’s cash revenues are primarily limited to dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 74% of total revenues for the years ended December 31, 2010 and 2009. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 6% of total revenues in 2010 and 9% of total revenues in 2009. Revenues were also generated from deposit service charges and other financial service fees.
The Bank provides real estate, consumer and commercial loans to customers in its market. As of December 31, 2010, 25% of outstanding loans were secured by construction, land development and residential mortgages or residential construction. As of December 31, 2010, 66% of outstanding loans were secured by nonfarm, nonresidential properties, 41% of which were owner occupied. Sixty-nine percent of the Bank’s loan portfolio is in fixed rate loans. Most of these loans, approximately 93%, mature within five years of issuance. Approximately $11,444,000 of loans with fixed rates (or about 5% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Fifty-five percent of the Bank’s interest-bearing deposits are in savings, NOW, and MMDAs, all of which are variable rate products. As of December 31, 2010, certificates of deposits totaled approximately $104,000,000 with $71,000,000 maturing within a year, and the majority of the balance maturing within a five year period.
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
As described in more detail below, the Corporation’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities was 150% and 151% asset sensitive at December 31, 2010 and December 31, 2009, respectively. See discussion and table under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A below.

The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. The Bank is in the process of entering into an arrangement with a third party to provide residential mortgage loans to Bank customers, which is expected to result in additional income to the Bank. Those residential real estate mortgage loan requests that do not meet the third party provider’s criteria will be reviewed by the Bank for approval and, if approved, will be retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.
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
Bank Competition
The Bank has eight offices within the five communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, the Bank’s principal competitors are Fifth Third Bank, PNC Bank National, JP Morgan Chase, Citizens Bank, Comerica Bank, and Bank of America. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2010, the Bank holds approximately 14.4% of local deposits, compared to approximately 13.5% by Fifth Third Bank, approximately 12.9% held by PNC Bank National, approximately 11.2% held by JP Morgan Chase, approximately 10.4% held by Citizens Bank, approximately 9.2% held by Comerica Bank, and approximately 7.5% held by Bank of America. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains five branch offices, PNC Bank National operates six branch offices, JP Morgan Chase operates six branch offices, Citizens Bank has five branch offices, Comerica Bank has three branch offices, and Bank of America has two branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.
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
Condition of Corporation
The following table sets forth certain information regarding the condition of the Corporation:

	Balances as of December 31,
	(in thousands)
	2010	2009	2008	2007	2006
Total Assets	$305,341	$332,390	$388,783	$432,894	$473,896
Loans	235,938	274,046	315,817	347,876	384,581
Securities	28,171	23,701	42,516	38,632	54,214
Noninterest-Bearing Deposits	62,294	65,644	56,405	56,506	62,681
Interest-Bearing Deposits	230,986	249,552	293,122	323,072	342,863
Total Deposits	293,280	315,196	349,527	379,578	405,544
Shareholders’ Equity	10,134	14,376	27,525	40,627	49,992
Throughout 2010, the Bank operated eight branch facilities: one in downtown Howell, one in a grocery store located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2010, loans decreased due to lower loan demand resulting from the decline in local economic conditions and a focus on reducing the Bank’s size to enhance capital ratios. Deposits in 2010 were also lower due to continued increased competition for deposits in our local markets. Shareholders’ equity has decreased primarily due to net losses of $3,893,000 and $13,696,000 in 2010 and 2009, respectively.

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
Federal Deposit Insurance Coverage. The EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, and the Dodd-Frank Wall Street Reform and Consumer Protection Act passed in 2010 (the “Dodd-Frank Act”) made this temporary increase in the insurance limit permanent. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program (“TLGP”). Under one component of this program, the Transaction Account Guarantee Program (“TAGP”), the FDIC temporarily provided unlimited coverage for noninterest bearing transaction deposit accounts (as defined in the TAGP) for participating institutions that did not opt out. This temporary coverage expired on December 31, 2010; however, the Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012. The Corporation did elect to participate in the deposit portion of the TLGP.
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
Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements: provide access to low-cost refinancing for responsible homeowners suffering from falling home prices, a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes, and support for low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.
The UST has issued extensive guidance on the scope and mechanics of the various components of HASP. We continue to monitor these developments and access their potential impact on our business.
Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This new federal law includes the following:
•	Creation of a new Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;

•	Creation of a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	Provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;

•	A provision that will broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000;

•	A provision under which interchange fees for debit cards of issuers with at least $10 billion in assets will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;

•	A provision that will require bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and

•	New restrictions on how mortgage brokers and loan originators may be compensated.
When implemented, these provisions may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs. Many aspects of the new law are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.
Future Legislation. Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such future legislation regarding financial institutions may change banking statutes and our operating environment in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending on whether any such potential legislation is introduced and enacted. The nature and extent of the future legislative and regulatory changes affecting financial institutions is very unpredictable. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or results of operations.
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
In accordance with Federal Reserve policy, FNBH is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where FNBH might not do so absent such policy. The Dodd-Frank Act codified this policy as a statutory requirement. Such support may be required by the Federal Reserve at times when we might otherwise determine not to provide it.
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
Pursuant to the results of examinations of FNBH by the Federal Reserve in January 2011 and November 2009, FNBH is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. As such, the Federal Reserve has required FNBH to take action to support the Bank, which principally involves a capital infusion sufficient to satisfy minimum capital ratios imposed on the Bank. In addition, FNBH must receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on FNBH by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.
As a result of the Bank's current inability to pay dividends to FNBH, we have an insufficient level of resources and cash flows to meet operational liquidity needs. Also, the Bank is prohibited from paying expenses on behalf of FNBH. To resolve FNBH's illiquidity and the deficient capital levels at FNBH and the Bank, the Corporation's board of directors plans to complete a timely recapitalization of the Corporation and provide interim funding, as necessary, should the recapitalization require more time than contemplated.
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
In addition and subject to certain exceptions, the Change in the Bank Control Act (“Control Act”) and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the acquisition.
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
In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Corporation, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Corporation’s Articles of Incorporation were amended in February 2009 to authorize the issuance of up to 30,000 shares of preferred stock, with no par value. As of April 15, 2011, no preferred shares have been issued.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories (Risk Categories I, II, III, and IV), based primarily on their level of capital and supervisory evaluations.
Historically, assessment rates for deposit insurance premiums have been largely based on the risk category of the institution and the amount of its deposits. However, the Dodd-Frank Act passed in 2010 required the FDIC to establish rules setting insurance premium assessments based on an institution’s total assets minus its tangible equity instead of deposits. On February 7, 2011, the FDIC adopted a final rule under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, the initial base assessment rate for institutions in Risk Category I (generally, well-capitalized institutions with a CAMELS composite rating of 1 or 2) is set at an annual rate of between 5 and 9 basis points. The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 14, 23, and 35 basis points, respectively, and the initial base assessment rates for institutions with at least $10 billion in assets and certain “highly complex institutions” is set at an annual rate of between 5 and 35 basis points. These initial base assessments rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt. In addition, the rates are subject to a new depository institution debt adjustment, which is meant to offset the benefit received by institutions that issue long-term, unsecured liabilities when those liabilities are held by other insured depository institutions. However, institutions may exclude from the unsecured debt amount used in calculating the depository institution debt adjustment an amount equal to no more than 3% of their Tier 1 capital. Total base assessment rates after adjustments, other than the depository institution debt adjustment, range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, 30 to 45 basis points for Risk Category IV, and 2.5 to 45 basis points for institutions with at least $10 billion in assets and certain “highly complex institutions.”
On December 15, 2010, the FDIC established 2.0% as the Designated Reserve Ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to partially offset the effect of the increase in the DRR on institutions with assets less than $10 billion.
For more information about the deposit insurance premiums payable by the Bank, see “Noninterest Expense” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
On November 12, 2009, the FDIC enacted assessment regulations requiring insured depository institutions to prepay their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, as well as for all of 2010, 2011 and 2012, by December 30, 2009. The prepayment of these assessments was mandatory for all insured depository institutions; however, the FDIC retained the discretion to exempt certain institutions from the prepayment requirements. Under these regulations, the FDIC exempted the Bank from prepaying its assessment for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012. Consequently, the Bank’s premiums continue to be assessed and collected quarterly by the FDIC.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment (which totaled $173,000 for our Bank) was paid on September 30, 2009.
In addition, during 2010 and 2009, the Bank also elected to participate in the FDIC’s Transaction Account Guarantee Program (TAGP), which required us to pay an additional assessment to the FDIC. Under the TAGP, funds in noninterest bearing transaction accounts, in interest bearing transaction accounts with an interest rate of 0.25% or less, and in Interest on Lawyers Trust Accounts (IOLTA) received a temporary (until June 30, 2010) unlimited guarantee from the FDIC. This temporary coverage expired December 31, 2010. The Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only noninterest bearing transaction accounts. This coverage applies to all insured depository institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage was in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules which insure accounts up to $250,000.
FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Currently on an annualized basis, FICO assessments are 0.010% of deposits.

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

	Total Risk-Based	Tier 1 Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less
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
At December 31, 2010, the Bank’s ratios are classified as “undercapitalized” according to the table set forth above. However, because the capital restoration plan the Bank submitted to the OCC was not accepted by the OCC, the Bank is now treated as if it were “significantly undercapitalized.”
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
Item 1A. Risk Factors.
Significant uncertainty regarding the impact of possible further regulatory enforcement action against the Bank threatens our ability to continue as a going concern. As described elsewhere in this Form 10-K, the Bank is subject to a Consent Order imposed by the Office of the Comptroller of the Currency (OCC) that requires management to take a number of actions, including increasing and maintaining the Bank’s capital levels at amounts in excess of the Bank’s current capital levels. The Bank has failed to increase its capital levels as required by the Consent Order. As of the date of this Form 10-K, the Corporation has not entered into any definitive agreement regarding the raising of additional capital or a potential sale of the Corporation or the Bank, and it is not certain whether the Corporation will ultimately be able to enter into any such agreement. This failure to comply with the Consent Order results in the Bank being deemed “significantly undercapitalized” for purposes of the federal regulators’ Prompt Corrective Action (PCA) powers and may result in additional regulatory enforcement action. If we are unable to successfully raise capital or sell the Bank and if our financial condition otherwise fails to improve significantly, additional regulatory enforcement action against the Bank may result. Consequently, management believes that these matters raise substantial doubt about the Corporation’s ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Corporation. The consolidated financial statements included in this Form 10-K have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for management’s discussion of our financial condition at December 31, 2010.
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
By letter dated October 28, 2009, the OCC notified the Bank that its Capital Restoration Plan and Capital Plan (collectively, the “Plan”) were not acceptable due to an inability to determine that the Plan was realistic and the uncertainty surrounding whether it would succeed in restoring the Bank’s capital. The OCC also noted that the Plan failed to identify specific, reliable sources of additional capital and lacked a detailed strategy for a proposed sale of problem loans. Consequently, the Corporation remains responsible for preparation and submission of a revised capital restoration plan that is acceptable to the OCC. As a result of the Bank’s failure to submit an acceptable capital plan within an acceptable time, for purposes of Prompt Correction Action, the Bank is now considered “significantly undercapitalized” by regulatory standards. While the Bank intends to submit a revised Plan to the OCC once more definitive plans for new capital have been finalized, the Bank does not believe any Plan will be deemed acceptable to the OCC unless it contains a firm commitment by one or more investors to make the additional capital contributions necessary for the Bank to meet its minimum capital ratios or to otherwise acquire the Bank. The Bank’s classification as “significantly undercapitalized” results in a number of additional restrictions on its operations as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

The Bank’s capital may not be sufficient to support the risk inherent in its loan portfolio. The Bank maintains capital as a means of absorbing losses resulting from the Bank’s operations. The Bank has incurred significant losses in each of the last four years, which losses have significantly depleted the Bank’s capital and resulted in the Bank being considered “undercapitalized” pursuant to regulatory capital standards. A continuing decline in the collectibility of the Bank’s loans, a continuing decline in the value of the collateral supporting those loans, or both, may require the Bank to increase its allowance for loan losses, which would further deplete existing capital. Due to the depressed economic conditions and real estate values in the areas where the Bank operates, the Bank may continue to incur operating losses in the near-term, including through 2011. The Bank’s current capital may be insufficient to absorb future operating losses and, unless the Bank is successful in raising additional capital or taking other steps to meaningfully reduce the risk in its loan portfolio, this lack of capital is likely to have a material adverse effect on the Corporation’s business, results of operations, and financial condition and, in extreme circumstances, could result in the insolvency and liquidation of the Bank.
There are other consequences of the Bank’s current financial condition that will present additional challenges to the Bank and could, individually or collectively, result in material adverse effects on the Corporation’s financial condition. The amount of FDIC deposit insurance premiums required to be paid by financial institutions depends in part on the institution’s risk rating and capital position. As a result of the Bank’s current capital position, the assessment rate to be paid by the Bank for FDIC deposit insurance has increased significantly. These higher assessment rates charged against the Bank are expected to continue into 2011.
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
As of December 31, 2010, approximately 86% of the Bank’s loan portfolio is commercial purpose loans. Of these, approximately 86% are loans made for land development, single family home construction and leasing of commercial properties. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater than that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.
In addition, federal regulators periodically review our allowance for loan losses and, if warranted, may require us to increase our provision for loan losses or recognize additional loan charge offs. Any increase in our allowance for loan losses or loan charge offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
As a community bank, our financial condition is dependent, in part, on the general economic condition of the communities we serve. Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions. A continued economic slowdown could have many adverse consequences, including the following: loan delinquencies may increase, problem assets and foreclosures may increase, demand for our products and services may decline, and collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. In particular from 2007 to 2010, our level of nonperforming loans, net loan charge offs, loan delinquencies and provision for loan losses either increased over the prior year or remained elevated from prior historical levels.
Additionally, during the last three years the overall capital and credit markets experienced unprecedented levels of volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the U.S. recession, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. In addition, unemployment reached historically high levels and is expected to remain elevated for some time. In particular, according to data published by the federal Bureau of Labor Statistics, Michigan’s unemployment rate in December 2010 was 11.7%, improved from 14.6% in December 2009, but still among the worst of all states.
During the past year, the general business environment continued to have an overall adverse effect on our business. While we believe that there are now some signs of stabilization within segments of this business environment, conditions are not expected to improve dramatically in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to continue to be adversely affected. In addition, a continued downturn in the national economy may impact our operations.

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
Moreover, we are unable to predict fluctuations of market interest rates, and among other factors, changes in the following:
▪	Inflation or deflation rates;

▪	Levels of business activity;

▪	Recession;

▪	Unemployment levels;

▪	Money supply;

▪	Domestic or foreign events; and

▪	Instability in domestic and foreign financial markets
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
Difficult market conditions have adversely affected our industry. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. This has also resulted in the write-downs of asset-backed securities and other securities and loans. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Market volatility may adversely impact our business. Market disruption and volatility, if excessive, may cause us to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system. Beginning in the fourth quarter of 2008 and continuing into 2010, the federal government has enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See Item 1 “Regulatory Developments” above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation of worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
In addition, these statutes are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any such changes will have on the effectiveness of the federal government’s efforts to restructure the financial industry or to stabilize the financial and credit markets on our business, financial condition or results of operations.
We have credit risk inherent in our securities portfolio. We maintain diversified securities portfolios, which may include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities which includes preferred stocks. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.
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
If successful, our efforts to raise additional capital as set forth in our Capital Plan will be highly dilutive to our common shareholders. Our Capital Plan contemplates the issuance of a significant number of shares of our capital stock to recapitalize the Corporation. The completion of such capital raise is likely to be highly dilutive to our current shareholders. There can be no assurances provided regarding the market price of our common stock relative to the effect of a successful capital raising transaction or the perception that such transaction could occur.
The capital raise initiative we are pursuing could result in one or more private investors owning a significant percentage of our stock and having the ability to exert significant influence over our management and operations. The capital raise initiative set forth in our Capital Plan may result in one or more large investors owning a significant portion of our common stock. This could occur if one or more large investors makes a significant investment in our stock. Any such significant shareholder could exercise significant influence on matters submitted to our shareholders for approval, including the election of directors. In addition, having a significant shareholder could make future transactions more difficult or even impossible to complete without the support of such shareholder, whose interests may not coincide with interests of smaller shareholders. These possibilities could have an adverse effect on the market price of our common stock.
It is possible that a successful capital raise initiative as set forth in our Capital Plan could trigger an ownership change that will negatively affect our ability to utilize net operating loss carryforwards and other deferred tax assets in the future. As of December 31, 2010, we had federal net operating loss carryforwards of approximately $18.3 million, and such amount may grow significantly in the future. Under federal tax law, our ability to utilize these carryforwards and other deferred tax assets is limited if we are deemed to experience a change of ownership. This would result in our loss of the benefit of these deferred tax assets. The capital raise transaction contemplated by our Capital Plan could cause a change of ownership under these rules, which would likely materially limit our ability to utilize these significant deferred tax assets.
The trading price of our common stock may be subject to continued significant fluctuations and volatility. The market price of our common stock could be subject to significant fluctuations due to, among other things:

▪	announcements regarding significant transactions in which we may engage, including the capital raise initiative included in our Capital Plan;

▪	market assessments regarding such transactions, including the timing, terms, and likelihood of success of our capital raise initiative(s);

▪	operating results that vary from the expectations of management, securities analysts, and investors, including with respect to further loan losses we may incur;

▪	changes or perceived changes in our operations or business prospects;

▪	legislative or regulatory changes affecting our industry generally or our businesses and operations;

▪	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Michigan, and the pace of any such stabilization and recovery;

▪	the operating and share price performance of companies that investors consider to be comparable to us; and

▪	other changes in global financial markets, economies, and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
Stock markets in general, and our common stock in particular, have experienced significant volatility over approximately the past three years, and continue to experience significant price and volume volatility. As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could continue to adversely impact the market price of our common stock.
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

Item 4. Reserved.
Additional Item —Executive Officers of Registrant
Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
The Corporation’s executive officers as of April 15, 2011 are as follows:
Ronald L. Long (Age 51), President, Chief Executive Officer, since May 12, 2008; Senior Vice President and Senior Business Development Officer, Independent Bank from October 2007 through January 2008; President and Chief Executive Officer, Independent Bank East Michigan from 1993 through September 2007.
Nancy Morgan (Age 60), Senior Vice President, Human Resources, since October 2001; and Vice President, Human Resources, of the Bank from June 1999 to October 2001.
Mark J. Huber (Age 42), Senior Vice President, Chief Financial Officer, since June 4, 2009; Senior Manager, specializing in financial institutions, with Plante & Moran, PLLC from 1993 —2009.
Gerald Moyer (Age 57), Senior Vice President, Commercial Loan Officer since April 13, 2009, Chief Work Out Officer August 16, 2008 — April 12, 2009, Vice President, Commercial Loan Officer April 21, 2008 — August 15, 2008. Vice President and Senior Relationship Manager, Private Financial Group, with Huntington National Bank from June 2001 — March 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
There is not an established trading market for the Corporation’s common stock. Information regarding its market price can be obtained on the Internet at nasdaq.com, symbol FNHM. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. From January 1, 2009, through December 31, 2010, there were, so far as the Corporation’s management knows, a total of 523,326 shares of the Corporation’s common stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. During 2010, the highest and lowest prices known to management involving sales of more than 200 shares were $1.04 and $0.06 per share, respectively. To the knowledge of management, the last sale of common stock occurred on April 1, 2011 at a price of $0.37 per share.
As of March 1, 2011, there were approximately 800 holders of record of the Corporation’s common stock. The following table sets forth the range of high and low sales prices of the Corporation’s common stock during 2009 and 2010, based on information made available to the Corporation, as well as per share cash dividends declared during those periods. Although management is not aware of any transactions exceeding 200 shares at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.
Sales prices, for sales known to management involving more than 200 shares, and dividend information for the years 2009 and 2010 are as follows:

	Sale Prices
2010	High	Low	Cash Dividends Declared
First Quarter	$1.04	$0.06	$0.00
Second Quarter	$1.01	$0.37	$0.00
Third Quarter	$0.80	$0.28	$0.00
Fourth Quarter	$0.65	$0.25	$0.00

	Sale Prices
2009	High	Low	Cash Dividends Declared
First Quarter	$4.40	$1.20	$0.00
Second Quarter	$2.52	$2.00	$0.00
Third Quarter	$2.00	$0.98	$0.00
Fourth Quarter	$0.98	$0.05	$0.00
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
The Corporation did not repurchase any of its stock during the fourth quarter of 2010, nor has the Corporation’s Board adopted or approved a stock repurchase program.

SHAREHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index for the five year period ended December 31, 2010. The following information is based on an investment of $100, on January 1, 2006, in the Corporation’s common stock, the NASDAQ Bank Stocks Index and the NASDAQ Stock Market Index, with dividends reinvested. There has been only limited trading in the Corporation’s common stock, and the Corporation’s stock does not trade on any stock exchange or the NASDAQ market. Accordingly, the returns reflected in the following graph and tables are based on sale prices of the Corporation’s stock of which management is aware. There may have been sales at higher or lower prices of which management is not aware.

	January 1	December 31
	2006	2006	2007	2008	2009	2010
FNBH Bancorp, Inc.	100	108.37	57.50	19.00	0.26	1.08
NASDAQ Stock Market Index	100	110.30	122.10	73.50	106.60	125.80
NASDAQ Bank Stocks Index	100	113.60	91.40	72.00	60.20	68.60

Item 6. Selected Financial Data.
SUMMARY FINANCIAL DATA
(in thousands, except per share data)

	2010	2009	2008	2007	2006
Statement of Operations Data:
Interest income	$14,227	$17,870	$24,307	$30,173	$31,818
Interest expense	2,496	4,632	8,118	11,884	10,295
Net interest income	11,731	13,238	16,189	18,289	21,523
Provision for loan losses	5,975	15,847	14,855	14,030	2,639
Noninterest income (1)	3,225	3,569	3,341	3,755	4,031
Gain (loss) on available for sale securities (1)	329	199	(3,237)	(548)	—
Noninterest expense (2)	13,146	15,939	14,979	13,493	14,939
Loss on sale/writedown of commercial loans held for sale (2)	—	—	—	4,312	—
Income (loss) before tax	(3,836)	(14,780)	(13,541)	(10,339)	7,976
Net income (loss)	(3,893)	(13,696)	(13,414)	(6,556)	5,586
Per Share Data:
Basic net income (loss) per share	$(1.22)	$(4.32)	$(4.33)	$(2.13)	$1.76
Diluted net income (loss) per share	(1.22)	(4.32)	(4.33)	(2.13)	1.76
Dividends paid	—	—	0.16	0.84	0.84
Weighted average basic shares outstanding	3,193,101	3,167,918	3,096,332	3,074,732	3,177,093
Weighted average diluted shares outstanding	3,193,101	3,167,918	3,096,332	3,074,732	3,177,146
Balance Sheet Data:
Total assets	$305,341	$332,390	$388,783	$432,894	$473,896
Loans, gross	235,938	274,046	315,817	347,876	384,581
Allowance for loan losses	13,970	18,665	14,122	10,314	7,598
Deposits	293,280	315,196	349,527	379,578	405,544
Shareholders’ equity	10,134	14,376	27,525	40,627	49,992
Ratios:
Dividend payout ratio	N/A	N/A	N/A	N/A	47.55%
Average equity to average asset ratio	4.31%	5.80%	9.24%	10.47%	10.86%

(1)	Included in noninterest income in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Income” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	Included in noninterest expense in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Expense” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Under the terms of the Consent Order with the OCC, referenced above, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the “Plan”). The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital, based upon the information provided in the Plan. As noted below, the Bank continues to pursue its capital raising efforts and intends to update and resubmit the Plan to the OCC once more definitive plans to improve the Bank’s capital have been made.

As a result of its failure to submit an acceptable plan to the OCC within the permitted time, for purposes of Prompt Corrective Action (“PCA”) the Bank is now treated as if it were “significantly undercapitalized”. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (2) prohibitions on the acceptance of employee benefit plan deposits, and (3) restrictions on interest rates paid on deposits. At December 31, 2010, the Bank’s capital ratios continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2010 and the lack of any commitments for the investment of additional capital as of the current date, it is reasonable to anticipate further regulatory enforcement action by the OCC.
The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 10.4% is among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability to of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.
Dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment have resulted in and may continue to result in significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Additionally, capital and credit markets have continued to experience elevated levels of volatility and disruption in recent years. This market turmoil and tightening of credit have led to a lack of general consumer confidence and reduction in business activity.
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
As noted below and fully described in management’s recovery plan included in Note 2 to the consolidated financial statements, management has undertaken various initiatives to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy or results may not be sufficient to increase the Bank’s capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory enforcement action.
In response to these regulatory challenges, difficult market conditions and significant losses incurred in the past four years that have depleted a substantial portion our capital, we have taken steps or initiated actions in an attempt to restore our capital levels and improve our operations, including:
•	On February 19, 2009, we held a special shareholders’ meeting at which our shareholders approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. Additionally, at the annual meeting on May 28, 2009 our shareholders approved a 2,800,000 increase in the number of authorized shares of common stock. We requested the authorization to issue preferred shares and additional shares of common stock in order to be able to raise additional capital required by our current capital position and the Consent Order imposed by the OCC.

•	In September 2009, we prepared a Capital Plan followed by a Confidential Offering Memorandum in November 2009 for the offering and sale of shares of our preferred stock. Although the Capital Plan was deemed unacceptable by the OCC for purposes of its PCA enforcement powers, we continue to work to raise the necessary capital. Throughout 2010, we continued to work with financial and legal advisors to pursue various transactions that would result in additional capital to the Bank, including ongoing negotiations with several potential investors. To date, although we have not received any firm commitments for new capital, we continue to negotiate the terms of an investment in the Corporation with interested investors.

•	The Bank has taken many steps to address other requirements of the Consent Order, including making improvements to its liquidity risk management program and its loan portfolio management.

•	The Bank believes it has increased the strength of its executive management team through new hires in 2008 and 2009, by including CEO Ron Long, CFO Mark Huber, and Sr. VP — Commercial Loan Officer Gerald Moyer.

•	Management continues to support the Bank’s regulatory capital levels and ratios via strategic balance sheet reductions achieved primarily through non-renewal of high cost certificates of deposits while managing normal loan runoff (i.e., scheduled payments) with limited new money loan originations. The execution of this strategy is expected to sustain the Bank’s net interest margin via lower deposit pricing in the current rate environment coupled with greater reliance on lower cost core deposits. The strategy involves close monitoring of the Bank’s liquidity position and attention to significant customer relationships.

•	Management continues to maintain significant borrowing availability as a source of contingency funding at the Federal Home Loan Bank of Indianapolis (“FHLBI”) and Federal Reserve which is secured by investment securities and/or eligible loans pledged as collateral. At December 31, 2010, the Bank has approximately $30.7 million of unused availability under established lines of credit at the FHLBI and Federal Reserve Discount Window, the availability of which is subject to approval by the respective lender due to the Bank’s current condition.

•	Asset quality improvements are critical to the Bank’s future financial results and performance. The active management and targeted reduction in the current level of criticized loans includes continued quarterly loan portfolio credit quality reviews emphasizing timely monitoring of borrower relationships, timely identification of credit weaknesses, and heightened accountability of loan officers.

•	The Bank’s 2011 budget places continued emphasis on revenue enhancements, expense reductions and operational efficiencies.

•	Planned revenue enhancements include investment of excess on-balance cash into low-risk, liquid securities; further market reductions to deposit interest rates; origination and sale of commercial loans under the federal government’s SBA loan guarantee program; and affiliation with an established residential mortgage origination company to generate additional income. Finally, the sale of certain non-essential assets and select Bank branches are periodically evaluated to support capital levels.

•	Planned expense reductions include adjustments to staffing and compensation levels within select departments, controlled monitoring and reduction of costs related to management of problem loans and other real estate, and further reduction of discretionary costs.

•	In considering alternatives to effect other cost savings and expense reductions, management remains committed to ensuring that only reasonably priced and appropriate resources are utilized to operate the Bank in a manner consistent with safe and sound banking practices.
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
It is against this backdrop that we discuss our financial condition and results of operations in 2010 as compared to earlier periods.
FINANCIAL CONDITION
At year end 2010, total assets were $305,341,000 representing a 8.1% decrease from the prior year total assets of $332,390,000. Investment securities increased $4,470,000 (18.9%) to $28,171,000 and gross loans decreased $38,107,000 (13.9%) to $235,938,000. Deposits decreased $21,916,000 (7.0%) to $293,280,000. Shareholders’ equity decreased $4,242,000 (29.5%) to $10,134,000.
Securities
During 2010, investments securities increased $4,470,000 due to the purchase of $16,338,000 U.S. Agency CMO securities offset by scheduled maturities and calls of $2,275,000, pay downs of $4,526,000 and sales of mortgage-backed securities of $4,850,000. At year end, the Bank had $40,572,000 of cash and cash equivalents, an increase of $3,529,000 from the December 31, 2009 balance.
The following table sets forth the fair value of available for sale securities and the book value of other securities at December 31:

	(in thousands)
	2010	2009	2008
States and political subdivisions	$6,286	$7,156	$14,704
U.S. agencies	—	1,527	9,693
Preferred stock	48	87	49
Mortgage-backed/CMO securities	20,936	13,936	17,074

Total available for sale	$27,270	$22,706	$41,520

Other securities:
FRB stock	$44	$44	$44
FHLBI stock	857	951	951

Total other securities	$901	$995	$995

The following table sets forth the fair value contractual maturities of securities at December 31, 2010 and the weighted average coupon rate of such securities:

	(in thousands)
			Maturing After One
	Maturing Within One		but Within Five		Maturing After Five		Maturing After Ten
	Year		Years		but Within Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
States and political subdivisions	$—		$735	4.24%	$2,701	3.99%	$2,850	4.38%
U.S. agencies	—		—				—
Mortgage-backed/CMO securities	—		—		2,234	4.00%	18,702	4.80%
Preferred stock	—		—		—		48	0.00%
FRB stock	—		—		—		44	6.00%
FHLBI stock	—		—		—		857	2.08%

Total	$—		$735	4.24%	$4,935	3.99%	$22,501	4.64%

Tax equivalent adjustment for calculations of yield	$—		$15		$54		$61

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt		Equivalent
	Rate	Adjustment	Basis
Under 1 year
1-5 years	4.24%	2.05%	6.29%
5-10 years	3.99%	2.05%	6.04%
10 years or more	4.38%	2.05%	6.43%
The following table shows the percentage composition of the securities portfolio as of December 31:

	2010	2009	2008
U.S. Treasury & agency securities	—	6.4%	22.8%
Agency mortgage backed/CMO securities	74.3%	58.8%	40.2%
Tax exempt obligations of states and political subdivisions	22.3%	30.2%	34.6%
Preferred stock	0.2%	0.4%	0.1%
Other	3.2%	4.2%	2.3%

Total securities	100.0%	100.0%	100.0%

Loans
The senior management and board of directors of the Bank retain the authority and responsibility for credit decisions. We have adopted uniform loan policy documenting required underwriting standards. Our delegated loan authorities and loan committee structure attempt to provide requisite controls and promote compliance with such established underwriting standards. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the board or the entire board. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses was elevated in 2010, 2009 and 2008 from prior historical levels.
During 2010, the loan portfolio decreased $38,107,000 (13.9%). The decrease was attributable in part to the deliberate run-off of existing loans to shrink the Bank’s asset size and manage capital ratios and to diversify risk within the loan portfolio (i.e., reduce concentrations in real estate secured loans). Further deceases in loans resulted from $11.9 million of charge offs and $5.6 million of loans transferred to other real estate owned during 2010. In addition, fewer lending opportunities and credit worthy borrowers continued to limit loan growth in 2010.
The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged a 1 — 4 family residential property as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans.

The following table shows the balance and percentage composition of loans as of December 31:

	(in thousands)
	2010		2009		2008		2007		2006
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$24,546	10.4%	$29,719	10.8%	$31,332	9.9%	$35,545	10.2%	$39,768	10.3%
Residential home equity/other junior liens	14,967	6.3%	17,606	6.4%	20,511	6.5%	19,353	5.6%	20,983	5.4%
Construction, land development and other land	19,641	8.3%	29,119	10.6%	42,712	13.5%	52,383	15.0%	67,376	17.5%
Commercial (nonfarm, nonresidential)	155,006	65.7%	170,364	62.2%	179,674	56.9%	192,784	55.3%	203,219	52.8%
Commercial	16,196	6.9%	20,015	7.3%	31,628	10.0%	33,677	9.7%	31,710	8.2%
Consumer and Other	5,784	2.4%	7,467	2.7%	10,256	3.2%	14,623	4.2%	22,195	5.8%

Total gross loans	236,140	100.0%	274,290	100.0%	316,113	100.0%	348,365	100.0%	385,251	100.0%
Net unearned fees	(202)		(244)		(296)		(489)		(670)

Total Loans	$235,938		$274,046		$315,817		$347,876		$384,581

Loans secured by residential first mortgages decreased $5,173,000 (17.4%) in 2010 as the mortgage loan portfolio experienced runoff from scheduled payments along with charge offs and transfers into other real estate. In addition, despite relatively attractive interest rates, demand for residential loan products was weak in 2010 due to depressed real estate values, historically high unemployment, and the beleaguered state of the residential housing market. At December 31, 2010, the Bank had $5,806,000 of home equity interest-only loans; none of these loans are at low promotional rates.
Construction, land development and other land loans at December 31, 2010 totaled $19,641,000; of this, $4,105,000 was secured by 1-4 family residential construction loans and $15,536,000 was secured by non 1-4 family residential properties. These loans experienced a decline of $9,478,000 (32.5%) attributable to scheduled payments and our desire for continued diversification away from these higher risk loans given the poor economic conditions for real estate development, particularly residential real estate. Additionally, no new money construction or land development loans were originated in 2010. This portfolio was further reduced by charge offs and loans transferred to other real estate in 2010 as collateral dependent loans were charged down to market adjusted fair values or as properties were ultimately foreclosed upon after exhausting loan workout strategies with borrowers.
Commercial real estate loans (nonfarm and nonresidential) decreased $15,538,000 (9.0%) from 2009 to 2010. The decrease resulted from loan run-off, as intended, to reduce the Bank’s concentration of real estate secured loans, along with charge offs and transfers of loans into other real estate. At December 31, 2010, $63,315,000 of these loans were secured by owner occupied properties, while $89,327,000 were secured by nonowner occupied properties and $2,364,000 were secured by multifamily housing.
Commercial loans experienced a decrease of $3,819,000 (19.1%) in 2010 due to the overall decline in the current economic environment.
Consumer and other loans decreased $1,683,000 (22.5%) in 2010 primarily due to continued runoff in indirect auto loans and maturities and pay downs on other loans.
The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2010, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Maturing
	(in thousands)
		After One
	Within One	but Within	After Five
	Year	Five Years	Years	Total
Real estate construction, land development and other land loans	$12,170	$7,315	$156	$19,641
Real estate other (secured by commercial and multi-family)	28,863	118,033	8,110	155,006
Commercial (secured by business assets or unsecured)	10,639	4,786	771	16,196
Other (loans to farmers, political subdivisions, and overdrafts)	431	555	299	1,285

Totals	$52,103	$130,689	$9,336	$192,128

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	(in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$109,204	$21,485
Due after five years	7,685	1,651
At December 31, 2010 and 2009, the Bank’s loan portfolio included significant industry concentrations for: non-residential building operators, single family home builders, lessors of residential buildings, and hotels and motels. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of the Bank’s capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2010.
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

	(in thousands)
	2010	2009	2008	2007	2006
Nonperforming Loans and Assets:
Nonaccrual loans	$30,858	$43,724	$37,096	$14,459	$12,199
Loans past due 90 days and still accruing	—	—	1,560	114	288

Total nonperforming loans	30,858	43,724	38,656	14,573	12,487
Other real estate	4,294	3,777	2,678	1,523	1,629

Total nonperforming assets	$35,152	$47,501	$41,334	$16,096	$14,116

Nonperforming loans as a percent of total loans	13.08%	15.95%	12.24%	4.19%	3.25%
Allowance for loan losses as a percent of nonperforming loans	45%	43%	37%	71%	61%
There were no other interest bearing assets at December 31, 2010 that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.
The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of December 31:

	(in thousands)
Nonperforming Loans	2010		2009		2008
Secured by real estate:	Amount	Percent	Amount	Percent	Amount	Percent
Residential first mortgage	$3,848	12.5%	$4,503	10.3%	$2,994	7.7%
Residential home equity/other junior liens	747	2.4%	1,043	2.4%	2,486	6.4%
Construction and land development and farmland	8,647	28.0%	15,737	36.0%	18,904	48.9%
Commercial real estate	15,275	49.5%	19,802	45.3%	12,053	31.2%
Consumer	43	0.1%	53	0.1%	22	0.1%
Commercial	2,298	7.5%	2,586	5.9%	2,197	5.7%

Total nonperforming loans	$30,858	100.0%	$43,724	100.0%	$38,656	100.0%

Management regularly evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed in nonaccrual. In addition, loans are placed on nonaccrual when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan in nonaccrual even if the borrower is current. As of December 31, 2010, approximately $17,557,000 (56.9%) of nonperforming loans are making scheduled payments on their loans. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. Nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.
Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $4,294,000 at December 31, 2010 compared to $3,777,000 at December 31, 2009. This increase results from the transfer of nonperforming loans secured by real estate into OREO as the foreclosure process is completed and any redemption period expires and from the receipt of deeds in lieu of foreclosure.
Since 2007, the decline in real estate sales and valuations in southeast Michigan has significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, during this time the local economies served by the Corporation have been adversely impacted by the restructuring of the automotive market and related industries which, in turn, has caused our borrowers to experience declining revenues, diminished cash flows, and reduced collateral values in their businesses. Due to these factors and the prolonged troubled economy, real estate values have remained distressed. Consequently, due to the high concentration of the Corporation’s loans that are secured by real estate, the Corporation has continued to experience elevated levels of nonperforming loans and impaired loans.
During 2010, nonperforming loans experienced a net decrease of $12,866,000 from December 31, 2009 primarily due to a combination of principal payments, charge offs, transfers to other real estate, and the upgrade of certain loans demonstrating both improved cash flows and established payment history.
Management expects the work out of the remaining nonperforming loans to take some time, especially given the economic outlook for the state and the Bank’s relatively high balance of loans secured by real estate. These conditions are expected to result in the Bank maintaining high balances of nonperforming loans and are expected to continue to impact the provision for loan losses for the foreseeable future. Management continues to make oversight of these loans a priority. In addition, based on the existing level of problem loans, we anticipate that other real estate owned will remain elevated for some period of time as the Bank manages through the problem loan portfolio and borrowers continue to face financial difficulties and tight credit markets.
Impaired loans totaled approximately $30,606,000 at December 31, 2010, and include specifically identified commercial loans included in non-accrual loans, other than homogenous small commercial, residential and consumer loans, and $10,161,000 of commercial and commercial real estate loans identified as troubled debt restructurings. Included in impaired loans is $7,632,000 of loans with no specific reserve allocation which indicates the loan is well collateralized at this time. A loan is considered impaired when it is probable that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a trouble debt restructuring. Impaired loans totaled $41,449,000 at December 31, 2009, and $27,867,000 at December 31, 2008. Impaired commercial loans had specific reserves of $6,535,000 at December 31, 2010, $7,439,000 at December 31, 2009 and $4,289,000 at December 31, 2008.
During 2010, the Bank charged off loans totaling $11,883,000 and recovered $1,213,000 for a net charge off amount of $10,670,000. The Bank had net charge offs totaling $11,320,000 in 2009 and $11,470,000 in 2008.
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

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is part of the Corporation’s critical accounting policies, for each of the years ended December 31:

	(in thousands)
	2010	2009	2008	2007	2006
Loans:
Average daily balance of loans for the year	$252,314	$297,609	$336,637	$375,037	$374,634
Amount of loans outstanding at end of year	235,938	274,046	315,817	347,876	384,581
Components:
Allowance for loan losses
Balance, beginning of year	$18,665	$14,122	$10,314	$7,598	$6,991
Loans charged off:
Real estate mortgage	574	619	261	243	260
Commercial (1)	10,751	10,730	11,170	5,519	1,785
Consumer	558	581	674	860	619

Subtotal	11,883	11,930	12,105	6,622	2,664
Charge offs on loans transferred to held for sale (2)	—	—	—	4,669	—

Total charge offs	11,883	11,930	12,105	11,291	2,664
Recoveries to loans previously charged off:
Real estate mortgage	6	7	14	—	—
Commercial	1,029	462	370	146	283
Consumer	178	141	251	239	226

Total recoveries	1,213	610	635	385	509

Net loans charged off	10,670	11,320	11,470	10,906	2,155
Additions to allowance charged to operations	5,975	15,863	15,278	13,622	2,762

Balance, end of year	13,970	18,665	14,122	10,314	7,598
Reserve for unfunded credit commitments
Balance, beginning of year	300	316	739	331	454
Additions (reductions) to reserve charged to operations	—	(16)	(423)	408	(123)

Balance, end of year	300	300	316	739	331

Total allowance for loan losses and reserve for unfunded credit commitments	$14,270	$18,965	$14,438	$11,053	$7,929

Ratios:
Net loans charged off to average loans outstanding	4.23%	3.80%	3.41%	2.91%	0.58%
Allowance for loan losses to loans outstanding	5.92%	6.81%	4.47%	2.96%	1.98%

(1)	Partial charge offs of $2,935 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007.

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale in 2007.
The following table shows charge offs by the type of loan collateral and percentage composition as of December 31:

			(in thousands)
	2010		2009		2008
Charge offs	Amount	Percent	Amount	Percent	Amount	Percent
Secured by real estate
Residential first mortgage	$868	7.3%	$1,145	9.6%	$775	6.4%
Residential home equity/other junior liens	395	3.3%	1,280	10.7%	413	3.4%
Construction and land development and farmland	4,547	38.3%	3,573	30.0%	7,647	63.2%
Commercial real estate	5,376	45.2%	3,889	32.6%	1,357	11.2%
Consumer	232	2.0%	444	3.7%	450	3.7%
Commercial	465	3.9%	1,599	13.4%	1,463	12.1%

Total charge offs	$11,883	100.0%	$11,930	100.0%	$12,105	100.0%

The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(in thousands)
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$11,604	86.0%	$16,520	86.1%	$13,064	86.4%	$9,274	86.5%	$6,675	85.5%
Consumer	1,032	7.1%	1,138	6.9%	613	6.9%	609	6.3%	442	7.2%
Real estate mortgage	1,334	6.9%	1,007	7.0%	445	6.7%	431	7.2%	481	7.3%

Total	$13,970	100.0%	$18,665	100.0%	$14,122	100.0%	$10,314	100.0%	$7,598	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of the credit commitments in each category to total credit commitments, as of December 31:

	(in thousands)
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$95	57.1%	$136	58.8%	$76	62.5%	$488	79.6%	$207	80.1%
Consumer	205	42.9%	164	41.2%	240	37.5%	251	20.4%	124	19.9%
Real estate mortgage	—	—	—	—	—	—	—	—	—	—

Total	$300	100.0%	$300	100.0%	$316	100.0%	$739	100.0%	$331	100.0%

The allowance for loan losses totaled $13,970,000 at year end which was 5.92% of total loans, compared to $18,665,000 (6.81%) in 2009, and $14,122,000 (4.47%) in 2008.
Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of the required allowance balance. When all of these factors were considered, management determined that the $5,975,000 provision for loan losses and resulting $13,970,000 allowance were appropriate as of and for the year ended December 31, 2010.
Due to current economic conditions and the decline in real estate values, the provision for loan losses in 2010 continued to be impacted by the Bank’s concentration in real estate secured lending. The level of loan loss provision in 2011 is expected to be dependent on stabilization in local real estate values and the overall economy. Although management evaluates the adequacy of the allowance for loan losses based on information known at a given time, as facts and circumstances change, the provision and resulting allowance may also change.
We remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans. However, we also recognize that we are not immune to losses in our loan portfolio. If the unemployment rate continues to remain high and real estate values decline further, we anticipate that even our strong borrowers may experience financial difficulties as they continue to cope with declining revenues, diminishing cash flows and depreciating collateral values in their businesses.
Deposits
Deposit balances of $293,280,000 at December 31, 2010 were $21,916,000 lower than the previous year end. Because year-end deposit balances may fluctuate, it is often more meaningful to analyze changes in average balances. Average deposits decreased 13.8% in 2010 compared to 2009. Average demand deposits increased $1.4 million (2.6%) while average NOW, savings and money market deposit account (MMDA) balances as a group decreased $17.5 million (12.7%). Average certificates of deposit decreased $30.7 million (20.8%). Average demand deposits remained the same from 2008 to 2009. Average NOW, savings, and MMDA balances fell 6.0% from 2008 to 2009 and average certificates of deposit fell 9.8% from 2008 to 2009.
The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(in thousands)
	2010		2009		2008
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$56,520	0.00%	$55,102	0.00%	$55,077	0.00%
NOW	48,946	0.16%	47,497	0.19%	35,845	0.24%
Savings	39,104	0.20%	41,211	0.28%	38,033	0.49%
MMDA	32,291	0.64%	49,160	0.95%	72,762	2.01%
Time deposits	116,587	1.83%	147,271	2.64%	163,211	3.64%

Total	$293,448	0.85%	$340,241	1.34%	$364,928	2.10%

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2010.
There was an increase in NOW and savings deposits of 3.0% and 8.4%, respectively, on average from 2008 to 2009. NOW deposits increased due to the Bank’s participation in the FDIC’s Temporary Liquidity Guarantee Program which provided unlimited deposit insurance on these balances in 2009. MMDA deposits decreased 32.4% on average from 2008 to 2009 primarily due to consumers transferring their deposits to NOW accounts to take advantage of the FDIC’s unlimited deposit insurance coverage.
The majority of the Bank’s deposits are from core customer sources, representing long term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The average balance of brokered certificates was $4.6 million and $14.4 million in 2010 and 2009, respectively. At year-end 2010, brokered deposits totaled $3.4 million compared to $5.4 million at December 31, 2009. Only $187,000 of these brokered certificates were over $100,000 at December 31, 2010 as compared to $275,000 as of December 31, 2009.
Capital
The Corporation’s capital at year end totaled $10,134,000, a $4,242,000 (29.5%) decrease compared to capital of $14,376,000 at December 31, 2009, and $27,525,000 at December 31, 2008. Included in capital at December 31, 2010 is a $257,000 unrealized net loss on investment securities available for sale.
Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for institutions. The leverage ratio, which divides Tier 1 capital by quarterly average assets, must be 4% for an institution to be considered adequately capitalized. The Bank’s leverage ratio was 3.50% at year-end 2010. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 4% for an institution to be considered adequately capitalized. The Bank’s Tier 1 risk-based capital ratio was 4.28% at year-end 2010. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 8% for an institution to be considered adequately capitalized. The Bank’s total risk-based capital ratio was 5.58% at year-end 2010.
The following table lists various Bank capital ratios at December 31:

	Minimum	Minimum
	Regulatory	Regulatory Ratio
	Ratio for Well	for Adequately	Bank Ratios
	Capitalized	Capitalized	2010	2009	2008
Average equity to average asset ratio	—	—	4.31%	5.80%	9.24%
Tier 1 leverage ratio	5.00%	4.00%	3.50%	4.25%	6.89%
Tier 1 risk-based capital	6.00%	4.00%	4.28%	5.15%	8.27%
Total risk-based capital	10.00%	8.00%	5.58%	6.46%	9.56%
As a result of the Consent Order issued to the Bank by the OCC on September 24, 2009, the Bank is subject to higher minimum capital ratios than those shown above. The Bank is required to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank was not in compliance with these minimum ratios as of December 31, 2010. In addition, the Capital Plan submitted by the Bank to the OCC was deemed not acceptable by the OCC. As a result, the Bank is currently deemed to be “significantly undercapitalized” for purposes of the OCC’s prompt corrective action (PCA) enforcement powers. See Item 1, Business, Supervision and Regulation above for additional details.
The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. In the third quarter of 2008 the Corporation suspended, indefinitely, the payment of dividends due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.
Liquidity and Funds Management
Liquidity risk is the risk of the Corporation being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation relies primarily on a large, stable core deposit base and excess on-balance sheet cash positions to manage liquidity risk. In addition, wholesale funding sources are also available to a limited extent to satisfy contingent liquidity needs.
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
Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $67.8 million at year end 2010 or about 22.2% of total assets. This compares to $59.7 million or about 18.0% of total assets at year end 2009. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s available liquidity at December 31, 2010 and 2009 noted above, investment securities with a fair value of approximately $16,926,000 and $12,567,000, respectively, were pledged to secure borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, public deposits and for other purposes as required or permitted by law.
The core deposit base is the primary source of the Corporation’s liquidity. The Corporation also has available unused wholesale sources of liquidity, including borrowing availability from the Federal Home Loan Bank of Indianapolis (FHLBI) and through the discount window of the Federal Reserve Bank of Chicago. In the past, the Corporation has also issued certificates of deposit through brokers.
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
It is the intention of the Bank’s management to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. The Bank has a $13,900,000 line of credit available at the FHLBI and has pledged certain investment securities and commercial and consumer loans secured by residential real estate as collateral for this borrowing. At December 31, 2010, the Bank had no borrowings against the line. The Bank also has a $16,800,000 line of credit available at the Federal Reserve for which certain commercial loans are pledged as collateral. At December 31, 2010, the Bank did not have any borrowings against this line. Due to the Bank’s condition, borrowing availability under these lines of credit is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.
In addition, no short-term borrowings were made by the Bank during 2010 for liquidity needs or other purposes.
Contractual Obligations and Commitments
The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2010:

	(in thousands)
	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity (1)	$189,540	$—	$—	$—	$189,540
Consumer and brokered certificates of deposits(2)	74,517	23,359	7,587	27	105,490
Operating leases (3)	72	91	40	—	203
Purchase obligations (4)	609	659	242	—	1,510

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2010. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations; there were no variable rate obligations outstanding at December 31, 2010.

(3)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.

(4)	Purchase obligations relate to certain contractual payments for services provided for information technology and data processing.
The following table lists significant commitments by maturity date as of December 31, 2010:

	(in thousands)
	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Commercial loans	$9,309	$97	$500	$—	$9,906
Commercial construction loans	479	—	—	—	479
Consumer loans	—	156	—	7,647	7,803
Standby letters of credit	92	—	—	—	92
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
The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of December 31, 2010:

	(in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$94,849	$64,487	$75,248	$1,354	$235,938
Securities	1,066	3,969	16,593	6,543	28,171
Short term investments	196	—	—	—	196

Total assets	$96,111	$68,456	$91,841	$7,897	$264,305

Liabilities:
NOW, savings, and MMDA	$36,174	$—	$—	$91,071	$127,245
Time deposits	25,711	47,787	30,217	26	103,741

Total liabilities	$61,885	$47,787	$30,217	$91,097	$230,986

Rate sensitivity GAP:
GAP for period	$34,226	$20,669	$61,624	$(83,200)
Cumulative GAP	34,226	54,895	116,519	33,319
December 31, 2010 cumulative sensitive ratio	1.55	1.50	1.83	1.14
December 31, 2009 cumulative sensitive ratio	1.62	1.51	1.78	1.19
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
In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 150% asset sensitive at year end and was 151% asset sensitive for the previous year.
Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 0.78% in the first year, while a 200 basis point increase in interest rates would decrease net interest income by approximately 1.03% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.
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
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists for disclosures of assets or liabilities recorded at fair value. The classification of assets within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived data or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of the fair value hierarchy are as follows:
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
At December 31, 2010, $27.3 million, or 8.9% of total assets, consisted of assets recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented 9.5% of these assets (0.8% of total assets). The remaining assets measured at fair value on a recurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.
Our asset valued on a recurring basis using Level 3 measurements was a non-agency collateralized mortgage obligation (CMO). This asset has underlying collateral which consists of jumbo, interest only, adjustable rate mortgages with a 10 year fixed interest rate and a 30 to 40 year amortization schedule. The vast majority of the mortgages were originated in 2007, are concentrated in California, and are limited documentation loans. This asset was reclassified from a Level 2 to a Level 3 measurement in the fourth quarter of 2008 because significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. As discussed further in Note 3, “Investment Securities” in Notes to Consolidated Financial Statements, no impairment charges were required to be recognized during the year ended December 31, 2010 or 2009.
RESULTS OF OPERATIONS
Net loss was $3,893,000 in 2010, a $9,803,000 increase in profitability compared to the net loss of $13,696,000 in 2009. In 2009, the net loss increased $283,000 compared to our net loss of $13,413,000 reported in 2008.
The ratio of net income (loss) to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2010	2009	2008	2007	2006
Net income (loss) as a percent of:
Average common equity	-29.26%	-64.62%	-34.92%	-13.98%	11.06%
Average total assets	-1.26%	-3.78%	-3.23%	-1.46%	1.20%
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
The Federal Reserve Bank target federal funds rate has remained 0.25%, since December 2008. The current rate environment has had a favorable impact on our net interest margin during 2010 and 2009 which partially offset the adverse impact of declining levels of average interest earning assets and lower yields, as described below.
The following yield analysis shows that the Corporation’s net interest margin increased 34 basis points in 2010 primarily as a result of a 57 basis point decrease in the cost of interest bearing deposits, partially offset by a 12 basis point decrease in yield on earning assets. In 2009, the interest margin decreased 15 basis points as a result of a decrease of 81 basis points in yield on earning assets partially offset by a decrease of 93 basis points in the interest cost of deposits and borrowings.

The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31:

	Yield Analysis of Consolidated Average Assets and Liabilities
	(in thousands)
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets:
Short term investments	$124	$0.1	0.10%	$4,566	$11.4	0.25%	$18,186	$382.3	2.10%
Certificates of deposit	—	—	—	3,386	162.8	4.81%	4,503	219.5	4.87%
Securities: Taxable	15,715	791.0	5.03%	21,963	1,235.9	5.63%	24,714	1,397.0	5.65%
Tax-exempt (1)	6,755	411.9	6.10%	10,747	646.9	6.02%	15,412	912.7	5.92%
Commercial loans (2)(3)	216,858	11,364.9	5.24%	256,848	13,710.3	5.34%	292,103	18,632.6	6.38%
Consumer loans (2)(3)	17,600	996.3	5.66%	20,232	1,217.3	6.02%	21,671	1,620.3	7.48%
Mortgage loans (2)(3)	17,856	836.0	4.68%	20,354	1,136.3	5.58%	22,863	1,488.9	6.51%

Total earning assets and total interest income	274,908	$14,400.2	5.24%	338,096	$18,120.9	5.36%	399,452	$24,653.3	6.17%
Cash and due from banks	31,662			27,798			7,959
All other assets	17,734			16,306			20,869
Allowance for loan losses	(15,239)			(16,897)			(12,751)

Total assets	$309,065			$365,303			$415,529

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOW	$48,946	$77.7	0.16%	$47,496	$91.7	0.19%	$35,845	$87.7	0.24%
Savings	39,104	77.6	0.20%	41,211	115.0	0.28%	38,033	185.9	0.49%
MMDA	32,291	208.2	0.64%	49,160	465.5	0.95%	72,762	1,465.3	2.01%
Time deposits	116,587	2,131.4	1.83%	147,272	3,894.7	2.64%	163,211	5,941.2	3.64%
Short term borrowings	—	—	—	29	1.3	4.48%	273	13.8	5.05%
FHLBI long term advances	16	1.2	7.39%	1,212	64.2	5.30%	8,812	424.5	4.82%

Total interest bearing liabilities and total interest expense	236,944	2,496.1	1.05%	286,380	4,632.4	1.62%	318,936	8,118.4	2.55%

Noninterest bearing deposits	56,520			55,102			55,077
All other liabilities	2,295			2,625			3,104
Shareholders’ equity	13,306			21,196			38,412

Total liabilities and shareholders’ equity	$309,065			$365,303			$415,529

Interest spread			4.19%			3.74%			3.63%

Net interest income-FTE		$11,904.1			$13,488.5			$16,534.9

Net interest margin			4.33%			3.99%			4.14%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments — Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $33,987,000 in 2010, $41,251,000 in 2009 and $27,823,000 in 2008 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $91,000 in 2010, $97,000 in 2009, and $243,000 in 2008.
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

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	(in thousands)
	Year ended December 31, 2010			Year ended December 31, 2009
	compared to			compared to
	Year ended December 31, 2009			Year ended December 31, 2008
	Amount of Increase (Decrease) Due to Change in
			Total Amount			Total Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Short term investments	$(11)	$—	$(11)	$(286)	$(84)	$(370)
Certificates of deposit	(163)	—	(163)	(54)	(2)	(56)
Securities:
Taxable	(352)	(93)	(445)	(156)	(6)	(162)
Tax exempt	(240)	5	(235)	(276)	10	(266)
Loans	(2,433)	(434)	(2,867)	(2,520)	(3,158)	(5,678)

Total interest income	$(3,199)	$(522)	$(3,721)	$(3,292)	$(3,240)	$(6,532)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$(85)	$(223)	$(308)	$(104)	$(963)	$(1,067)
Time deposits	(812)	(952)	(1,764)	(580)	(1,466)	(2,046)
Short term borrowings	(1)	—	(1)	(12)	—	(12)
FHLBI advances	(63)	—	(63)	(366)	6	(360)

Total interest expense	$(961)	$(1,175)	$(2,136)	$(1,062)	$(2,423)	$(3,485)

Net interest income (FTE)	$(2,238)	$653	$(1,585)	$(2,230)	$(817)	$(3,047)
Tax equivalent net interest income decreased $1,585,000 in 2010. The decrease was the result of a $3,721,000 decrease in interest income partially offset by a $2,136,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $63,188,000 during the year and a decrease of 12 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing liabilities of $49,436,000 combined with a decrease in rates paid of 57 basis points.
Tax equivalent loan interest income was $2,867,000 lower in 2010 than the previous year. The decrease was due to a decrease of 17 basis points in the rate of interest earned on loans combined with a decrease in average balances of $45,120,000 in 2010. In addition, the elevated level and percentage of nonperforming loans relative to performing loans during 2010 continued to negatively impact loan interest income. In 2009, tax equivalent loan interest was $5,678,000 lower than 2008 due to a decrease of 106 basis points in the rate of interest earned on loans combined with a decrease in average balances of $39,202,000 in 2009. The Bank’s net interest income may also be adversely impacted by the Bank’s inability to support loan growth due to declines in its capital.
Income on taxable securities decreased $445,000 in 2010 due to a decrease in average balances of $6,248,000 combined with a decrease of 60 basis points in yield. Tax equivalent income on tax-exempt bonds decreased $235,000 in 2010 due to a decrease of $3,992,000 in average balances partially offset by an increase of 8 basis points in yield. Interest income on short term investments decreased $14,000 due to a decrease of $4,442,000 in average balances and a decrease in yield of 15 basis points. Interest income on purchased certificates decreased $163,000 due to the Corporation selling the purchased certificates in fourth quarter of 2009.
The interest cost for NOW, savings and MMDA accounts decreased $308,000 because the interest rate paid was 19 basis points lower and average balances decreased $17,526,000. Interest on time deposits decreased $1,764,000 as a result of a decrease in average balances of $30,685,000 combined with a decrease in interest rate of 81 basis points. Interest incurred on outstanding FHLBI advances decreased $63,000 as a result of the Bank’s long-term advances maturing in January 2010 .
During 2010, net interest margin (tax equivalent basis) rose from 3.99% reported at December 31, 2009 to 4.33% for the year ended December 31, 2010.
In 2009, tax equivalent net interest income had decreased $3,047,000. The decrease was the result of a $3,485,000 decrease in interest expense and a $6,532,000 decrease in interest income. The decrease in interest income is attributable to a decrease in average earning assets of $61,356,000 during the year and a decrease of 81 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in interest bearing funds of $32,556,000 combined with a decrease in rates paid of 93 basis points.

The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2010	2009	2008
As a percent of average earning assets:
Loans	91.78%	87.98%	84.27%
Securities	8.18%	9.67%	10.05%
Certificates of deposit	—	1.00%	1.13%
Short term investments	0.04%	1.35%	4.55%

Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	43.78%	40.78%	36.71%
Time deposits	42.41%	43.55%	40.86%
Short term borrowing	—	0.01%	0.07%
FHLBI advances	0.01%	0.36%	2.21%

Average interest bearing liabilities	86.20%	84.70%	79.85%

Earning asset ratio	88.95%	92.55%	96.13%
Free-funds ratio	13.80%	15.30%	20.15%
Provision for Loan Losses
The provision for loan losses decreased to $5,975,000 in 2010 compared to $15,847,000 in 2009 and $14,855,000 in 2008. At year end, the ratio of the allowance for loan loss to loans was 5.92%, compared to 6.81% in 2009 and 4.47% in 2008. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.
Noninterest Income
Noninterest income represented 20.0% of total revenue in 2010, 17.4% 2009, and 0.4% in 2008. Noninterest income includes service charges and other fee income, trust income, gain (loss) on available for sale securities and other miscellaneous income.
Total service charges and other fee income totaled $2,954,000 in 2010, compared to $3,224,000 in 2009 and $2,957,000 in 2008. In 2010 there was a decrease of $270,000 (8.4%) from 2009 due to lower non sufficient fund fees resulting from the impact of Regulation E on the Bank’s overdraft protection services which became effective August 2010, lower service charges on deposit accounts and lower commercial and consumer loan service charges and late fees. These unfavorable variances were partially offset by higher ATM network income. In 2009 there was an increase of $267,000 (9.0%) from 2008 due to higher nonsufficient fund fees relating to the Bank’s implementation of an overdraft protection program in May 2009, higher ATM network income, and lower service charge reversals. These favorable variances were partially offset by lower service charges on deposit accounts and lower mortgage fee income.
Trust income was $239,000 in 2010 compared to $336,000 in 2009 and $375,000 in 2008. In 2010 there was a $97,000 (29.0%) decrease compared to 2009 resulting from fewer average assets under management and the erosion of customer accounts. In 2009 there was a decrease of $39,000 (10.3%) compared to 2008 due to lower asset values and a greater percentage of investment allocations held in fixed income products.
Gain on sale of securities totaled $329,000 in 2010 due to management’s decision to restructure its mortgage-backed securities portfolio (i.e., by limiting exposure to FNMA and FHLMC and purchasing GNMA bonds) and improve risk-based capital weightings, while recognizing gains. Gain on sale of securities totaled $199,000 in 2009 from management’s decision to sell twenty five municipal securities based on an evaluation of the issuers’ credit ratings. Gain also resulted from sale of the purchased brokered certificates in 2009 based on management’s action to realize immediate gains caused by the favorable interest rate environment. In 2008, impairment losses totaling $3,237,000 were recognized on the Corporation’s Freddie Mac and Fannie Mae preferred stock and a non- government agency CMO security.
Noninterest Expense
Noninterest expense totaled $13,146,000, $15,939,000, and $14,979,000 in 2010, 2009, and 2008, respectively. The decrease of $2,793,000 in 2010 is due to reductions in salaries and benefits, FDIC assessment fees, professional fees, loan and collection expenses and net losses on sale/write-downs of ORE property. The increase in 2009 compared to 2008 resulted from an increase in FDIC assessments, insurance expense, and net losses on sale/write-down of ORE property. Due to the continued challenges of the current economic environment, management continues to be focused on initiatives to reduce and contain noninterest expense.
The most significant component of noninterest expense is salaries and employee benefits. In 2010, salaries and employee benefits decreased $1,432,000 (21.9%) to $5,100,000 from $6,532,000 in 2009. This was primarily due to decreases in salaries of $892,000 (17.1%), contract labor of $39,000 (18.5%), group medical insurance of $73,000 (28.2%) and elimination of an employer pension contribution which totaled $302,000 in 2009. These decreases were the result of fewer employees in 2010 compared to 2009 and the Bank’s continued efforts to reduce noninterest expenses, including wage concessions by salaried personnel. In 2009, salaries and employee benefits decreased $256,000 (3.8%) from in 2008. The decrease resulted from reduced salary expense of $245,000 (4.5%) and reduced group medical insurance costs of $68,000 (20.8%) partially offset by an increase in contracted payroll of $169,000, which was elevated due to the Bank’s need for additional temporary help in the commercial loan workout area.
Occupancy expense decreased $90,000 (7.9%) in 2010 due to lower building services, utilities, depreciation expense, and reduced holding costs related to the Bank’s former Lake Chemung branch facility sold in October 2010, partially offset by higher repair and maintenance costs. In 2009, occupancy expense decreased $55,000 (4.6%) in 2009 due to lower building services, repairs and maintenance and reduced depreciation resulting in part from closure of the Lake Chemung branch in May 2009 partially offset by higher utilities and property taxes.

Equipment expense decreased $44,000 (11.6%) in 2010 primarily due to lower depreciation expense. Depreciation expense is lower due to certain branch and operation center equipment becoming fully depreciated during 2010. Equipment expense decreased $89,000 (18.8%) in 2009 due primarily to lower equipment maintenance charges, other equipment expense and depreciation expense.
Professional and service fees decreased $232,000 (11.3%) in 2010 due to lower legal fees, audit and accounting fees, and consulting fees partially offset by higher network fees. The decrease in legal fees correlates with the decreased volume of nonperforming loans and reduced legal assistance with regulatory issues and recapitalization efforts in 2010 compared to 2009. Accounting and auditing fees decreased due to negotiated fee and scope reductions for the 2010 engagement, primarily reflecting financial reform legislation passed in 2010 which permanently exempts certain small non accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act. Network fees were higher in 2010 due to a credit recognized in the first half of 2009 for switching vendors. Professional and service fees decreased $206,000 (9.1%) in 2009 primarily due to lower accounting, consulting and legal fees, partially offset by higher OCC assessments.
Computer service fees decreased $9,000 (1.8%) in 2010 compared to 2009. Computer service fees decreased $35,000 (6.9%) in 2009 compared to 2008 due to lower costs for our on-line bill pay, trust department software, and internal monitoring and testing of our firewall security.
FDIC assessment fees decreased by $210,000 (12.8%) in 2010 compared to 2009 due to the industry-wide special assessment fee (costing the Bank $173,000) assessed in June 2009 to restore reserve balance in the FDIC’s Deposit Insurance Fund and the lower deposit levels maintained by the Bank during 2010. FDIC assessment fees increased $1,039,000 (173.2%) in 2009 compared to 2008 due to an increase in FDIC rates and the aforementioned special assessment fee of $173,000 Due to the Bank’s undercapitalized regulatory classification and increased risk profile determined pursuant to a regulatory examination completed in July 2009, the Bank’s FDIC assessment rate was increased retroactive to March 2009, further contributing to the higher 2009 expense. The elevated assessment rate was effective throughout 2010.
As a FDIC insured institution, we are required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s current risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations. Deposit insurance assessments currently range from 0.07% to 0.78% of average domestic deposits, depending on an institution’s risk classification and other factors. Effective beginning April 1, 2011, banks will be charged FDIC insurance premiums based on net assets (defined as the quarter to date average daily total assets less the quarter to date average daily Tier 1 capital) rather than based on average domestic deposits. Initial base assessment rates will vary from 0.05% to 0.35% of net assets and may be adjusted between negative 0.025% and positive .010% for an unsecured debt adjustment and a brokered deposit adjustment. Assuming that we remain in the same risk category, we expect that this new FDIC assessment system will result in a decline in our 2011 deposit insurance premiums.
Insurance expense increased $172,000 (33.7%) in 2010 compared to 2009 and increased $435,000 (586.0%) in 2009 compared to 2008. The increases reflect the Bank’s regulatory and financial risk profile and the timing of the Corporation’s insurance renewal period. In addition, the elevated premium expense continues to reflect an increase in the known and perceived risk, overall instability and economic uncertainty of the community banking industry.
Computer software amortization expense decreased $13,000 (5.0%) in 2010 compared to 2009 and $18,000 (6.3%) in 2009 compared to 2008.
Printing and supplies decreased $37,000 (19.9%) in 2010 compared to 2009 and decreased $92,000 (33.3%) in 2009 compared to 2008 due to savings realized from outsourcing of our statement printing to a third party in early 2009 and improved control of inventory levels at all locations.
Director fees decreased $10,000 (13.2%) in 2010 compared to 2009 and decreased $146,000 (66.4%) in 2009 compared to 2008 due to a reduction in the number of directors and an overall reduction in the level of director compensation.
Loan collection and foreclosed property expenses primarily include collection costs related to nonperforming or delinquent loans, including costs incurred protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, and carrying costs related to other real estate owned. Total expense decreased $409,000 (37.2%) in 2010 compared to 2009 and decreased $6,000 (0.5%) in 2009 from 2008. The decrease is primarily due to reduced loan collection expenses incurred on fewer new problems loans identified in 2010, partially offset by increased appraisal and OREO related expenses associated with the continued management of the problem loan portfolio and an elevated level of OREO throughout 2010.
Net loss on the sale/write-down of ORE decreased $448,000 (54.2%) in 2010 compared to 2009. This was primarily due to valuation write-downs on 23 OREO properties, partially offset by net gains realized on the sale of 22 properties. Net loss on the sale/write-down of OREO increased $556,000 in 2009 compared to 2008. This was primarily due to net losses incurred on sale of 17 commercial properties in 2009 and fair value adjustments (i.e., write-downs) to commercial properties totaling $1,083,000, reflecting the challenges faced by the Bank related to the deterioration and instability of the local real estate market at that time.
Other expense decreased $30,000 (3.9%) in 2010 compared to 2009 due to continued efforts by management to control overhead and reduce inefficiencies. Expense reductions in 2010 included postage, marketing, education, business development, and meals and entertainment. These favorable variances were partially offset by elevated losses associated with debit card fraud. Other expense decreased $140,000 (14.8%) in 2009 compared to 2008, also resulting from management’s efforts to control and decrease expenses in advertising, business development, charitable contributions, education and membership and dues expense.

Federal Income Tax Expense (Benefit)
Income tax expense (benefit) was $57,263, $(1,085,000) and $(127,000) in 2010, 2009 and 2008, respectively. We recorded a valuation allowance of $1,569,905, $4,120,000 and $4,750,000 in 2010, 2009 and 2008, respectively, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. The 2009 income tax benefit increased $958,000 from 2008 due to recognition of a $1,694,000 tax benefit resulting from tax legislation which provided for a refund of taxes paid in prior years, partially offset by tax expense related to an additional valuation allowance on previously recorded deferred tax assets. The effective tax rate was 1.49%, 7.34% and 0.9% in 2010, 2009 and 2008, respectively. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.
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
Valuation of Investment Securities
See Notes 1(b) and 20 in Notes to Consolidated Financial Statements for a discussion of our policies for valuing investment securities. Other-than-temporary impairment (OTTI) analyses are conducted on a quarterly basis or more frequently if a potential loss-triggering event occurs. Our evaluation considers various qualitative and quantitative factors regarding each investment category, including if investment securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time a security has been in a loss position, the size of the loss position and other meaningful information. In addition, with respect to our non-government agency CMO security, management regularly completes a cash flow analysis with the assistance of a third party specialist. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8. Financial Statements and Supplementary Data.

BDO USA, LLP Accountants and Consultants	99 Monroe Avenue N.W., Suite 800
Grand Rapids, Michigan 49503-2654
Telephone: (616) 774-7000
Fax: (616) 776-3680
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
FNBH Bancorp, Inc.
Howell, Michigan
We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, LLP
Grand Rapids, Michigan
April 15, 2011

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$40,376,267	$36,942,636
Short term investments	196,159	101,029

Total cash and cash equivalents	40,572,426	37,043,665
Investment securities:
Investment securities available for sale, at fair value	27,269,670	22,705,612
FHLBI and FRB stock, at cost	901,350	994,950

Total investment securities	28,171,020	23,700,562
Loans held for investment:
Commercial	203,025,518	235,937,243
Consumer	16,641,544	18,777,849
Real estate mortgage	16,271,284	19,330,658

Total loans held for investment	235,938,346	274,045,750
Less allowance for loan losses	(13,970,170)	(18,665,173)

Net loans held for investment	221,968,176	255,380,577
Premises and equipment, net	7,692,185	8,091,463
Other real estate owned, held for sale	4,294,212	3,777,119
Facilities held for sale, net	—	60,453
Deferred tax assets, net	—	—
Accrued interest and other assets	2,642,511	4,336,526

Total assets	$305,340,530	$332,390,365

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$62,294,189	$65,643,739
NOW	52,018,941	50,642,881
Savings and money market	75,226,475	72,297,919
Time deposits	100,382,011	121,200,201
Brokered certificates of deposit	3,358,573	5,410,951

Total deposits	293,280,189	315,195,691
Other borrowings	—	413,970
Accrued interest, taxes, and other liabilities	1,926,543	2,404,440

Total liabilities	295,206,732	318,014,101
Shareholders’ Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, no par value. Authorized 7,000,000 shares at December 31, 2010 and 2009; 3,165,392 shares issued and outstanding at December 31, 2010 and 3,149,850 shares issued and outstanding at December 31, 2009	6,935,140	6,738,128
Retained earnings	2,747,615	6,641,060
Deferred directors’ compensation	708,372	885,919
Accumulated other comprehensive income (loss), net	(257,329)	111,157

Total shareholders’ equity	10,133,798	14,376,264

Total liabilities and shareholders’ equity	$305,340,530	$332,390,365

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$13,153,069	$16,009,172	$21,662,130
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	770,493	1,205,935	1,276,017
Obligations of states and political subdivisions	282,384	446,827	644,588
Other securities	20,484	29,984	120,935
Interest on certificates of deposit	—	162,812	219,489
Interest on short term investments	487	14,813	384,077

Total interest and dividend income	14,226,917	17,869,543	24,307,236

Interest expense:
Interest on deposits	2,494,914	4,566,956	7,680,058
Interest on other borrowings	1,174	65,399	438,307

Total interest expense	2,496,088	4,632,355	8,118,365

Net interest income	11,730,829	13,237,188	16,188,871
Provision for loan losses	5,975,000	15,846,853	14,854,900

Net interest income (deficiency) after provision for loan losses	5,755,829	(2,609,665)	1,333,971

Noninterest income:
Service charges and other fee income	2,954,457	3,223,857	2,957,150
Trust income	238,602	336,258	374,886
Gain (loss) on securities	329,110	198,651	(3,236,635)
Other	32,138	9,129	8,694

Total noninterest income	3,554,307	3,767,895	104,095

Noninterest expense:
Salaries and employee benefits	5,100,377	6,532,037	6,788,477
Net occupancy expense	1,048,165	1,138,208	1,192,987
Equipment expense	338,412	382,701	471,309
Professional and service fees	1,826,368	2,058,513	2,264,882
Loan collection and foreclosed property expenses	689,826	1,099,083	1,104,654
Computer service fees	455,663	464,224	498,878
Computer software amortization expense	254,582	267,852	285,911
FDIC assessment fees	1,428,838	1,639,183	600,058
Insurance	681,299	509,486	74,273
Printing and supplies	147,437	184,058	275,840
Director fees	64,025	73,742	219,357
Net loss on sale/writedown of OREO and repossessions	378,893	827,324	271,166
Other	732,433	762,270	930,790

Total noninterest expense	13,146,318	15,938,681	14,978,582

Loss before federal income tax	(3,836,182)	(14,780,451)	(13,540,516)
Federal income tax expense (benefit)	57,263	(1,084,568)	(127,276)

Net loss	$(3,893,445)	$(13,695,883)	$(13,413,240)

Per share statistics:
Basic and diluted EPS	$(1.22)	$(4.32)	$(4.33)
Dividends	$—	$—	$0.16
Basic and diluted average shares outstanding	3,193,101	3,167,918	3,096,332
See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
December 31, 2010, 2009, and 2008

				Accumulated
			Deferred	Other
	Common	Retained	Directors’	Comprehensive
	Stock	Earnings	Compensation	Income (Loss)	Total
Balances at December 31, 2007	$6,141,835	$33,545,396	$859,609	$80,342	$40,627,182
Earned portion of long term incentive plan, net	139,652				139,652
Issued 1,356 shares for employee stock purchase plan	10,367				10,367
Issued 57,556 shares for a stock subscription	259,000				259,000
Issued 2,242 shares for current directors’ fees	17,196				17,196
Issued 712 shares for deferred directors’ fees	15,108		(15,108)		—
Directors’ deferred compensation (7,287 stock units)			57,832		57,832
Comprehensive income:
Net loss		(13,413,240)			(13,413,240)
Change in unrealized gain on investment securities available for sale, net of tax effect				(2,572,071)	(2,572,071)
Less reclassification adjustment for other-than-temporary impairment charge on securities included in net loss, net of tax effect				2,887,364	2,887,364

Total comprehensive loss					(13,097,947)
Cash dividends ($0.16 per share)		(488,180)			(488,180)

Balances at December 31, 2008	6,583,158	19,643,976	902,333	395,635	27,525,102
Cumulative effect of change in accounting principle, adoption of ASC Topic 320, net of tax		692,967		(692,967)	—
Earned portion of long term incentive plan, net	88,155				88,155
Issued 4,609 shares for employee stock purchase plan	4,992				4,992
Issued 26,410 shares for current directors’ fees	45,409				45,409
Issued 823 shares for deferred directors’ fees	16,414		(16,414)		—
Comprehensive income:
Net loss		(13,695,883)			(13,695,883)
Change in unrealized gain on investment securities available for sale, net of tax effect				510,303	510,303
Less reclassification adjustment for realized securities net gain included in net loss, net of tax effect				(101,814)	(101,814)

Total comprehensive loss					(13,287,394)

Balances at December 31, 2009	6,738,128	6,641,060	885,919	111,157	14,376,264
Earned portion of long term incentive plan, net	16,105				16,105
Issued 7,454 shares for employee stock purchase plan	3,360				3,360
Issued 8,088 shares for deferred directors’ fees	177,547		(177,547)		—
Comprehensive income:
Net loss		(3,893,445)			(3,893,445)
Change in unrealized gain on investment securities available for sale, net of tax effect				(39,376)	(39,376)
Less reclassification adjustment for realized securities net gain included in net loss, net of tax effect				(329,110)	(329,110)

Total comprehensive loss					(4,261,931)

Balances at December 31, 2010	$6,935,140	$2,747,615	$708,372	$(257,329)	$10,133,798

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,893,445)	$(13,695,883)	$(13,413,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,975,000	15,846,853	14,854,900
Depreciation and amortization	740,323	842,194	906,363
Deferred income tax expense (benefit)	57,263	(966,107)	(1,508,577)
Net amortization on investment securities	27,159	13,749	26,725
Earned portion of long-term incentive plan, net	16,105	88,155	139,652
Shares issued for current and variable directors’ compensation	—	45,409	17,196
Shares earned for deferred directors’ compensation	—	—	57,832
Proceeds from the sale of property held for sale	120,712	—	—
Gain on sale of property held for sale	(60,259)	—	—
(Gain) loss on sale/disposal of equipment	30,236	24,190	(3,972)
(Gain) loss on available for sale securities	(329,110)	(101,814)	3,236,635
Gain on sale of brokered certificates of deposit	—	(96,837)	—
Loss on the sale of other real estate owned, held for sale	395,730	843,412	264,226
Decrease (increase) in accrued interest income and other assets	1,459,300	3,067,500	6,349,621
Decrease in accrued interest, taxes, and other liabilities	(477,897)	(412,624)	(280,536)

Net cash provided by operating activities	4,061,117	5,498,197	10,646,825

Cash flows from investing activities:
Purchases of available for sale securities	(16,338,460)	—	(16,507,770)
Purchases of held to maturity securities	—	—	(1,574,840)
Proceeds from sales of available for sale securities	4,850,055	5,404,554	—
Proceeds from maturities and at-par calls of available for sale securities	2,275,000	10,230,000	7,890,000
Proceeds from mortgage-backed securities paydowns-available for sale	4,525,550	3,887,393	1,218,672
Proceeds from maturities and calls of held to maturity securities	—	—	2,305,000
Proceeds from sale of brokered certificates of deposit	—	3,432,837	—
Proceeds from FHLBI repurchase of stock	93,600	—	—
Proceeds from sale of equipment	—	—	15,000
Purchases of certificates of deposit	—	—	(1,373,000)
Maturity of certificates of deposit	—	983,000	1,079,000
Proceeds from sale of other real estate owned, held for sale	4,641,815	2,596,559	2,100,236
Net decrease in loans	21,882,763	25,912,626	17,069,279
Capital expenditures	(136,567)	(171,812)	(173,872)

Net cash provided by investing activities	21,793,756	52,275,157	12,047,705

Cash flows from financing activities:
Net decrease in deposits	(21,915,502)	(34,331,392)	(30,051,413)
Repayment of FHLBI advances	(413,970)	(10,383,307)	(354,913)
Proceeds from FHLBI advances	—	2,000,000	—
Proceeds from issuance of short term debt	—	—	1,445,000
Repayment of short term debt	—	(100,000)	(1,345,000)
Dividends paid	—	—	(488,180)
Shares issued for stock subscription	—	—	259,000
Shares issued for employee stock purchase plan	3,360	4,992	10,367

Net cash used in financing activities	(22,326,112)	(42,809,707)	(30,525,139)

Net increase (decrease) in cash and cash equivalents	3,528,761	14,963,647	(7,830,609)
Cash and cash equivalents at beginning of year	37,043,665	22,080,018	29,910,627

Cash and cash equivalents at end of year	$40,572,426	$37,043,665	$22,080,018

Supplemental disclosures:
Interest paid	$2,651,036	$4,976,605	$8,662,730
Federal income taxes (refunded) paid	(1,693,691)	(2,119,770)	(559,000)
Transfer of held to maturity securities to available for sale securities, at amortized cost	—	—	14,639,423
Loans transferred to other real estate	5,554,638	4,538,646	3,519,827
Loans charged off	11,882,572	11,929,963	12,105,101
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
(a)	Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and short-term securities (securities with maturities equal to or less than 90 days and federal funds sold). Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.
(b)	Brokered Certificates of Deposit
Brokered certificates of deposit are purchased periodically from other financial institutions in denominations that are fully insured by the FDIC. These investments are carried at cost, are not marketable, and are subject to penalty for early withdrawal.
(c)	Investment Securities
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
Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security.
(d)	Loans
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
Interest on loans is accrued daily based on the outstanding principal balance. In general the accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient for each loan class. However, loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due if, in management’s opinion, the borrower is unable to meet payment obligations as they become due or as required by regulatory provisions. All interest accrued but not received for all loans placed on nonaccrual is reversed from interest income. Payments on such loans are generally applied to the principal balance until qualifying to be returned to accrual status. A nonaccrual loan may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible. Delinquency status for all commercial and installment loans is based on the actual number of days past due as required by the contractual terms of the loan agreement.
Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of yield generally over the contractual life of the related loan. Net unamortized deferred loan fees amounted to $202,000 and $244,000 at December 31, 2010 and 2009, respectively.
(e)	Allowance for Loan Losses and Credit Commitments
Some loans will not be repaid in full. Therefore, an allowance for loan losses is established based on management’s periodic evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, nonperforming loan levels, the composition of the loan portfolio, and management’s evaluation of the collectability of specific loans, which includes analysis of the value of the underlying collateral. This overall evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, although management evaluates the adequacy of the allowance for loan losses based on information known to management at a given time, various regulatory agencies, based on the timing of their normal examination process, may require future additions to the allowance for loan losses.
The allowance consists of specific and general components. The specific component relates to loans that are classified as nonaccrual or renegotiated. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors.
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
(g)	Other Real Estate Owned
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

(h)	Transfer of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2010, 2009 and 2008.
(i)	Premises and Equipment
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
(j)	Advertising Costs
Advertising costs are generally expensed as incurred and approximated $27,000, $53,000 and $89,000 in 2010, 2009 and 2008, respectively.
(k)	Federal Income Taxes
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
A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not that is to be realized. Realization of the Corporation’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2010 and 2009, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded valuation allowances of $10,440,318 and $8,870,413, respectively.
In preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management reviews and evaluates the status of tax positions. There were no unrecognized tax benefits during 2010 or 2009. Interest or penalties related to unrecognized tax benefits would be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2006.
(l)	Stock-Based Compensation
At December 31, 2010 and 2009, the Corporation had two stock-based compensation plans, which are described more fully in Notes 13 and 14.
(m)	Common Stock Repurchases
The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. No common stock repurchases were made by the Corporation during 2010, 2009, or 2008.
(n)	Statements of Cash Flows
For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.
(o)	Comprehensive Income
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
(p)	Earnings Per Share
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

(q)	Reclassifications

Certain reclassifications in the prior years’ financial statements have been made to conform to the current year presentation.

(r)	Operating Segment
While the Corporation monitors revenue streams of the various products and services offered, the Corporation manages its business on the basis of one operating segment, banking, in accordance with the qualitative and quantitative criteria established by ASC Topic 280, Segment Reporting.
(2) Regulatory Matters and Going Concern
Regulatory Action
Since June 30, 2009 the Bank has been undercapitalized by regulatory standards. Effective September 24, 2009, the Bank has been subject to the terms of a Consent Order agreement with the Office of the Comptroller of the Currency (“OCC”). The Consent Order requires management and the board of directors to take certain actions to improve the financial condition of the Bank, including achieving and maintaining minimum leverage and total risk-based capital ratios of at least 8.5% and 11%, respectively, by January 22, 2010. To date, the Corporation has not received any written commitments for the investment of additional capital. The Consent Order also required the Bank to submit to the OCC a capital plan and capital restoration plan (collectively, the “Plan”). The OCC determined that the Plan submitted by the Bank was not acceptable, principally due to the inability to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital, based on information provided in the Plan. As noted in management’s recovery plan (discussed below), management and the board of directors continue to pursue capital raising efforts and intend to resubmit a revised Plan to the OCC, once more definitive plans for new capital have been finalized. In addition to these capital directives, the Consent Order also required certain asset quality and loan administration improvements, among other matters, for which management believes it has made substantive progress through various initiatives detailed in its recovery plan. The Consent Order was filed as an exhibit to the 2009 annual report on Form 10-K as Exhibit 10.10 and the OCC has made a copy of the Consent Order available on their website at www.occ.gov.
As a result of its failure to submit an acceptable capital plan to the OCC within the permitted time, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is now treated as if it were “significantly undercapitalized”. (See Note 17 for actual regulatory capital ratios at December 31, 2010). As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, 1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, 2) prohibitions on the acceptance of employee benefit plan deposits, and 3) restrictions on interest rates paid on deposits.
In addition to the above regulatory actions and restrictions imposed on the Bank, the Federal Reserve has imposed restrictions on the Corporation to effect its support of the Bank. Specifically, the Corporation must receive approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions on the Corporation by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.
Despite management and the board of director’s intentions that successful execution of the recovery plan and completion of a sufficient capital raise will satisfy both the asset quality requirements and the capital directives of the Consent Order, no assurance of such result can be provided. Moreover, even if all components of management’s recovery plan are implemented, there is no certainty of the Bank’s profitability in 2011 or that the recovery plan will be successful in maintaining the Bank or the Corporation as a going concern.
Further, no assurance can be provided whether or when the Bank will be in full compliance with the Consent Order or whether or when the Consent Order will be lifted or terminated. Even if lifted or terminated, the Bank may still be subject to a memorandum of understanding or other agreements with regulators that restrict activities or that continue to impose greater capital requirements. The requirements and restrictions of the Consent Order are legally enforceable and the Corporation’s or Bank’s failure to comply with such requirements and restrictions may subject the Corporation and the Bank to additional regulatory restrictions, including: the imposition of civil monetary penalties; the termination of insurance of deposits; the appointment of a conservator or receiver for the Bank; the issuance of directives to increase capital or enter into a strategic transaction with a third party, whether by merger or otherwise; and the enforcement of such actions through injunctions or restraining orders.
Going Concern
The consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business, At present, the Bank is not in full compliance with certain requirements of the Consent Order. Failure to meet the existing requirements under the Consent Order exposes the Bank to additional restrictions and regulatory actions, including the possibility of regulatory receivership.
In light of the Bank’s noncompliance with the Consent Order and its stressed financial condition, management believes that it is reasonable that further regulatory enforcement action may occur. In addition, management does not anticipate a significant near-term or dramatic recovery in the Michigan economy or local real estate market. As a result, the current economic challenges will continue to impact the Bank’s overall performance and profitability in 2011. In response, management continues to pursue the initiatives identified in its recovery plan to mitigate the impact of these regulatory and economic challenges facing the Bank.
Although management has developed a recovery plan intended to sustain the Bank, there is still uncertainty as to the plan’s ultimate effectiveness, the Bank’s ability to meet existing regulatory requirements, and the potential impact of future regulatory action against the Bank, which raises substantial doubt about the Corporation’s ability to continue as a going concern. The ability of the Corporation to continue as a going concern is dependent upon many factors, including regulatory action, the ability to raise sufficient additional capital, and the ability of management to achieve the objectives in its recovery plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Recovery Plan
As previously discussed, management and the board of directors have been aggressively pursuing all available alternatives to improve the Bank’s capital ratios, including raising capital, reducing assets, and cutting expenses, as part of a recovery plan that was initiated in late 2008 and subsequently intensified during 2009 and 2010. The recovery plan was designed to improve the Bank’s financial health by completing a significant recapitalization, aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes.
The most important objective of the recovery plan is to restore the Bank’s capital to a level sufficient to comply with the OCC’s capital directive in the Consent Order and provide sufficient capital resources and liquidity to meet commitments and business needs. Based on the Bank’s financial condition, asset quality levels, and capital ratios at December 31, 2010, management estimates that the Bank needs to raise a minimum of $16.5 million of additional equity to comply with the Consent Order. Accordingly, management has met and continues to meet with potential accredited investors, private equity funds, and investment banking firms to participate in and/or assist with raising the additional equity believed necessary to sufficiently recapitalize the Bank.
While the Corporation’s common stock is traded in the public markets, the size of the institution and other factors are likely to limit our ability to access the public capital markets. As such, the Corporation’s alternatives for additional capital are somewhat limited. Continued market uncertainty, market volatility, and general skepticism toward financial institutions as investment opportunities will likely serve to only further increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise capital on acceptable terms is likely to have a materially adverse effect on our business, financial condition and results of operations.
In addition to recapitalization, other key elements of management’s recovery plan include, but are not limited to:
•	Aggressively managing the Bank’s existing loan portfolio to minimize further credit losses and to maximize recoveries;
•	Shrinking the Bank’s balance sheet through limited new loan originations; payoff and restructuring of existing loans; and, runoff of non core deposits; and
•	Lowering operating costs to align with a restructured and smaller banking operation.
Throughout 2010 and into 2011, management believes it made and continues to make significant progress on various initiatives that will contribute to the efforts of the recovery plan, including:
•	Reduced nonperforming assets to $35.2 at December 31, 2010 from $47.5 million at December 31, 2009.

•	Reduced loans to $235.9 million at December 31, 2010 from $274.0 million at December 31, 2009. Importantly, the Bank’s concentration in troubled commercial real estate and land development loans decreased from $91.3 million at December 31, 2009 to $55.0 million at December 31, 2010.

•	Maintained an allowance for loan losses as a percentage of total loans of 5.92% at December 31, 2010, compared to 6.81% at December 31, 2009, combined with an increased coverage ratio for the allowance as a percentage of nonperforming loans of 45.27% at December 31, 2010 compared to 42.69% at December 31, 2009.

•	Improved the Bank’s on balance sheet liquidity position with cash and cash equivalents totaling $40.6 million at December 31, 2010, compared to $37.0 million at December 31, 2009, or 13.3% compared to 11.1% of total assets at each respective year-end. Also, increased the Bank’s investment portfolio by $4.5 million from year-end 2009 to 2010.

•	Reduced the Bank’s loan-to-deposit ratio to 80.4% at December 31, 2010, compared to 86.9% at December 31, 2009.

•	Achieved a 49 basis point reduction in the Bank’s average cost of funds through non renewal of high cost certificates of deposit and competitive core deposit rates, without experiencing core deposit runoff.

•	Reduced the provision for loan loss expense to $6.0 million in 2010 from $15.8 million in 2009 based on favorable results from loan work-out efforts initiated in 2009 and 2010, continuation of diligent and robust loan review practices which reduced uncertainty in the portfolio, a decreased velocity of new problem loans, and signs of stabilization in local economic conditions, including less depreciation in local real estate values.

•	Reduced compensation and benefits expense by $1.4 million from 2009 to 2010 through staffing reductions effected in 2009 and continued in 2010 and salaried personnel wage concessions.

•	Recognized gain of $329,000 on sale of investments in December 2010 as a result of portfolio restructuring and divesting from certain government agency securities.

•	The Bank’s 2011 budget places continued emphasis on revenue enhancements, expense reductions and operational efficiencies.

○	Planned revenue enhancements include investment of excess on-balance cash into low-risk, liquid securities; further market reductions to deposit interest rates; origination and sale of commercial loans under the federal government’s SBA loan guarantee program; and affiliation with an established residential mortgage origination company to generate additional income.

○	Planned expense reductions include adjustments to staffing and compensation levels within select departments, controlled monitoring and reduction of costs related to management of problem loans and other real estate, and further reduction of other discretionary costs.
In evaluating alternatives to effect other cost savings and expense reductions, management is committed to ensuring that only reasonably priced and appropriate resources are utilized to operate the Bank in a manner consistent with safe and sound banking practices.
Management makes no assurances that these efforts or results will improve the Bank’s financial condition and further deterioration of the Bank’s capital position is possible. Any further declines in the Bank’s capital levels may likely result in more severe regulatory enforcement action by either the OCC or the FDIC.
(3) Investment Securities
Investment securities available for sale consist of the following at December 31:

		Unrealized
2010	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$6,309,076	$94,982	$(117,722)	$6,286,336
U.S. agency securities	—	—	—	—
Mortgage-backed/CMO securities	21,169,123	206,063	(439,412)	20,935,774
Preferred stock securities	48,800	9,560	(10,800)	47,560

Total	$27,526,999	$310,605	$(567,934)	$27,269,670

		Unrealized
2009	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$7,088,573	$126,321	$(59,093)	$7,155,801
U.S. agency securities	1,504,100	26,547	(3,178)	1,527,469
Mortgage-backed/CMO securities	13,895,720	606,611	(566,789)	13,935,542
Preferred stock securities	48,800	38,000	—	86,800

Total	$22,537,193	$797,479	$(629,060)	$22,705,612

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI) based on guidance included in ASC Topic 320, Investments — Debt and Equity Instruments. This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before the recovery of the security’s amortized cost basis. If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other non-credit factors is recognized in other comprehensive income.
Management’s review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the year ended December 31, 2010.
With respect to the Corporation’s non-government agency CMO security, the only security in a continuous loss position for 12 months or more at December 31, 2010 and 2009, management’s OTTI review also includes a quarterly cash flow analysis completed with the assistance of a third party specialist. The analysis considers assumptions regarding voluntary prepayment speeds, default rates, and loss severity using the CMO’s original yield as the discount rate. At December 31, 2010 and 2009, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participation discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no other-than-temporary impairment had been incurred.
At December 31, 2010 and 2009, the unrealized (non-credit) loss on the CMO security was determined to be $380,011 and $566,789, respectively, using the valuation methodology, inputs and assumptions as described above.
Through March 31, 2009, management had recognized cumulative OTTI charges of $1,338,938 on the non-government agency CMO security discussed above. On April 1, 2009, the Corporation adopted newly issued guidance under ASC 320 and reversed $1,049,951 ($692,967 net of tax) of the non-credit portion of the cumulative OTTI charge, based on management’s intent not to sell this CMO security before recovery and the likelihood that the Corporation will not have to sell this security before recovery of its cost basis. The adoption of ASC 320 was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income as of April 1, 2009.

The following is a summary of the gross unrealized losses and fair value of securities at December 31, 2010 and 2009, by length of time that individual securities in each category have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
2010	Losses	Value	Losses	Value	Losses	Value
Obligations of state and political subdivisions	$(117,722)	$2,692,003	$—	$—	$(117,722)	$2,692,003
Mortgage-backed/CMO securities	(59,401)	6,955,344	(380,011)	2,591,514	(439,412)	9,546,858
Preferred stock securities	(10,800)	22,400	—	—	(10,800)	22,400

Total	$(187,923)	$9,669,747	$(380,011)	$2,591,514	$(567,934)	$12,261,261

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
2009	Losses	Value	Losses	Value	Losses	Value
Obligations of state and political subdivisions	$(59,093)	$2,885,936	$—	$—	$(59,093)	$2,885,936
U.S. agency securities	(3,178)	495,650	—	—	(3,178)	495,650
Mortgage-backed/CMO securities	—	—	(566,789)	2,734,709	(566,789)	2,734,709

Total	$(62,271)	$3,381,586	$(566,789)	$2,734,709	$(629,060)	$6,116,295

The amortized cost and fair value of investment securities at December 31, 2010 and 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mature in one year or less	$—	$—	$1,395,800	$1,428,773
Mature after one year through five years	715,954	735,290	225,000	239,281
Mature after five years through ten years	2,646,610	2,701,070	1,800,094	1,843,489
Mature after ten years	2,995,312	2,897,536	5,220,579	5,258,527

	6,357,876	6,333,896	8,641,473	8,770,070
Mortgage-backed serurites/CMO	21,169,123	20,935,774	13,895,720	13,935,542

Totals	$27,526,999	$27,269,670	$22,537,193	$22,705,612

Proceeds from at-par calls on securities totaled $1,075,000, $8,525,000 and $3,000,000 in 2010, 2009 and 2008, respectively.
The amortized cost and fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of shareholders’ equity at December 31, 2010 and 2009 are as follows:

	2010		2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
State of Michigan	$4,733,899	$4,707,610	$4,742,851	$4,791,474
Investment securities, with an amortized cost of approximately $16,847,000 at December 31, 2010 and $12,241,000 at December 31, 2009, were pledged as collateral for available borrowings on a line-of-credit at the Federal Home Loan Bank of Indianapolis to secure public deposits and for other purposes as required or permitted by law.
The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $857,100 and $950,700 at December 31, 2010 and 2009. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2010 and 2009, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed, by the issuer. In November 2010 the FHLBI initiated a repurchase of $96,300 of its stock from the Bank at cost, resulting in no gain or loss to the Bank.

(4) Loans
Year-end loans consisted of the following:

	December 31,
	2010	2009
Commercial	$16,195,595	$20,013,918
Commercial real estate	174,647,944	199,482,887
Consumer real estate	39,513,107	47,325,292
Consumer and Other	5,783,631	7,467,887

Subtotal	236,140,277	274,289,984
Unearned income	(201,931)	(244,234)

Total Loans	$235,938,346	$274,045,750

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1 — 4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $85,000 and $128,000 at December 31, 2010 and 2009, respectively.
Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.2 million, $30.1 million and $34.7 million at December 31, 2010, 2009 and 2008, respectively.
Effective February 16, 2010, the Bank’s ability to sell mortgage loans to and service mortgage loans for the Federal Home Loan Mortgage Corporation (Freddie Mac) was discontinued. As a result, the Bank’s $24.3 million mortgage loan servicing portfolio was transferred to another Freddie Mac servicing provider on February 26, 2010. No gain or loss was incurred upon transfer of the Bank’s servicing portfolio as all previously capitalized mortgage servicing rights had been fully amortized at December 31, 2009. Amounts previously capitalized for mortgage servicing rights and the related amortization expense incurred in 2009 and 2008 were not material.
(5) Allowance for Loan Losses and Credit Quality of Loans
The Company separates its loan portfolio into segments to perform the calculation and analysis of the allowance for loan losses. The four segments analyzed are Commercial, Commercial Real Estate, Consumer Real Estate, and Consumer and Other. The Commercial segment includes loans to finance commercial and industrial businesses that are not secured by real estate. The Commercial Real Estate segment includes: i) construction real estate loans to finance construction and land development and/or loans secured by vacant land and ii) commercial real estate loans secured by non-farm, non-residential real estate which are further classified as either owner occupied or non-owner occupied based on the underlying collateral type. The Consumer Real Estate segment includes all loans that are secured by 1 — 4 family residential real estate properties, including first mortgages on residential properties and home equity loans and lines of credit that are secured by first or second liens on residential properties. The Consumer and Other segment includes all loans not included in any other segment. These are primarily loans to consumers for household, family, and other personal expenditures, such as autos, boats, and recreational vehicles.

Activity in the allowance for loan losses by portfolio segment was as follows:

	December 31,
	2010	2009
Allowance for loan losses:
Balance, beginning of year	$18,665,173	$14,122,291
Provision for loan losses	5,975,000	15,862,853
Charge offs:
Commercial	465,031	1,599,274
Commercial real estate	9,922,700	7,461,447
Consumer real estate	1,263,213	2,425,101
Consumer and other	231,628	444,141

Total charge offs	11,882,572	11,929,963

Recoveries:
Commercial	128,949	123,090
Commercial real estate	883,066	297,025
Consumer real estate	28,865	55,381
Consumer and other	171,689	134,496

Total recoveries	1,212,569	609,992

Net charge offs	10,670,003	11,319,971

Balance at December 31,	13,970,170	18,665,173

Reserve for unfunded credit commitments:
Balance, beginning of year	300,000	316,000
Additions (reductions) to reserve charged (credited) to operations	—	(16,000)

Balance at December 31,	300,000	300,000

Total allowance for loan losses and reserve for unfunded credit commitments	$14,270,170	$18,965,173

Allowance for loan losses and loan balances by portfolio segment as of December 31, 2010 was:

		Commercial Real	Consumer Real	Consumer
	Commercial	Estate	Estate	and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$462,000	$5,776,000	$297,000	$—	$6,535,000
Collectively evaluated for impairment	587,233	4,779,428	1,915,618	152,891	7,435,170

Total allowance for loan losses	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170

Loan balances:
Individually evaluated for impairment	$1,379,512	$27,427,229	$1,396,122	$403,632	$30,606,495
Collectively evaluated for impairment	14,816,083	147,220,715	38,116,985	5,379,999	205,533,782

Total loans	$16,195,595	$174,647,944	$39,513,107	$5,783,631	$236,140,277

Each period the provision for loan losses, as reported in the consolidated statement of operations, results from the combination of an estimate by management of the loan losses that occurred during the period and the ongoing adjustment of prior estimates of losses incurred in prior periods. To serve as a basis for making this provision and as part of management’s on-going monitoring of the credit quality of the portfolio, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogenous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific relationships.
The Bank utilizes an internal loan grading system to assign a risk grade to all commercial loans. This grading system is similar to those employed by banking regulators. Grades 1 through 5 are considered “pass” credits and grades 6 through 9 are considered “watch” credits and are subject to greater scrutiny. Those loans graded 7 and higher are considered substandard and are evaluated for impairment if reported as nonaccrual and are greater than $250,000 or part of an aggregate relationship exceeding $250,000. All commercial loans are graded at inception and reviewed, and if appropriate, re-graded at various intervals thereafter. Additionally, our commercial loan portfolio and assigned risk grades are periodically subjected to review by external loan reviewers and banking regulators. Certain of the key factors considered in assigning loan grades, include: cash flows, operating performance, financial condition, collateral, industry condition, management, and the strength, liquidity and willingness of guarantors’ support.

A description of the general characteristics of each risk grade follows:
•	Rating 1 (Minimal) — Loans in this category are generally to persons or entities of unquestioned financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin.

•	Rating 2 (Modest) — These are loans generally to persons or entities with strong financial condition and above-average liquidity who have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally-generated cash flow covers current maturities of long-term debt more than adequately.

•	RATING 3 (Average) — These are loans generally with average cash flow and ratios compared to peers. Usually RMA comparisons show where companies fall in the performance spectrum. Companies have consistent performance for 3 or more years.

•	RATING 4 (Acceptable) — These are loans generally to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

•	RATING 5 (Acceptable — Monitor) — These loans are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information or weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where near term potential for improvement in financial capacity appears limited.

•	RATING 6 (Special Mention - OAEM) — Loans in this class generally have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. These potential weaknesses may result in a deterioration of the repayment of the loan and increase the credit risk. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Special mention credits may include a borrower that pays the Bank on a timely basis (occasional 30 day delinquent) and may be experiencing temporary cash flow deficiencies.

•	RATING 7 (Substandard) — These loans are generally inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans. Substandard credits may include a borrower that pays consistently past due, has significant cash flow shortages and may have a collateral shortfall that requires a specific reserve.

•	RATING 8 (Doubtful) — This risk rating class has all of the weaknesses inherent in the substandard rating but with the added characteristic that the weaknesses make collection in full or liquidation, on the basis of currently known existing facts, condition, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full within a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status, must be non-accrual status and have a defined work-out strategy.

This is a transitional risk rating class while collateral value and other factors are assessed. Loans will remain in this class for the assessment period, but in no event for more than 1 year. If there is no improvement in the Bank’s position during that time, or if collateral value is determined sooner, a charge-off will be taken to best reflect known asset collateral value.

•	RATING 9 (Loss) — Loans in this risk rating have a portion of the loan that is deemed to be uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification means the asset has absolutely no recovery or salvage value. The Bank will take the loss in the period in which the related loan becomes uncollectible.
The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.
Our internal loan grading system is applied to the consumer portion of our loan portfolio which is not designated as commercial purpose upon certain triggering events (e.g., delinquency, bankruptcy, restructuring, etc.). The primary risk element for these residential real estate and consumer loans is the timeliness of borrowers’ scheduled payments. We rely primarily on our internal reporting system to monitor past due loans and have internal policies and procedures to pursue collection and protect our collateral interests in order to mitigate losses.
Classification of loans as nonperforming further identifies loans where the accrual of interest has been discontinued, loans whose terms have been renegotiated to less than market rates due to a serious weakening of the borrower’s financial condition, and loans that are past due 90 days or more and still accruing interest.

The following tables summarize credit risk grades and nonperforming loans at December 31, 2010 and 2009.
Commercial and Commercial Real Estate credit risk exposure:

			Commerical Real Estate
			Construction, Land Development,
	Commercial		Other Land		Owner Occupied		Non Owner Occupied
Risk Grade	2010	2009	2010	2009	2010	2009	2010	2009
Not Rated	$—	$447,338	$90,962	$197,127	$59,510	$67,363	$—	$—
1	915,371	1,311,364	—	—	—	—	—	—
2	508,717	223,836	—	—	—	141,370	—	—
3	2,515,293	1,424,407	1,470,334	1,520,436	2,135,613	1,722,417	843,228	1,743,404
4	3,098,230	5,842,226	1,173,686	3,492,315	14,786,199	16,655,110	22,255,054	27,184,075
5	4,627,881	5,425,130	5,317,013	2,148,454	30,193,755	23,394,989	41,308,900	36,281,532
6	1,837,269	474,184	1,865,608	4,211,605	6,790,306	6,056,623	14,083,914	17,407,074
7	2,692,834	4,865,433	9,724,302	17,548,762	9,349,673	18,039,767	13,199,887	21,670,464

Total	$16,195,595	$20,013,918	$19,641,905	$29,118,699	$63,315,056	$66,077,639	$91,690,983	$104,286,549

Performing	$13,897,127	$17,427,626	$10,994,656	$13,381,875	$57,069,363	$58,282,820	$82,662,548	$92,279,340
Nonperforming	2,298,468	2,586,292	8,647,249	15,736,824	6,245,693	7,794,819	9,028,435	12,007,209

Total	$16,195,595	$20,013,918	$19,641,905	$29,118,699	$63,315,056	$66,077,639	$91,690,983	$104,286,549

Consumer Real Estate credit risk exposure:

	Consumer Real Estate
			Home Equity and Home Equity
	Mortgage - Residential		Lines of Credit
Risk Grade	2010	2009	2010	2009
Not Rated	$13,922,512	$17,789,127	$11,100,114	$12,869,536
1	—	—	—	—
2	—	—	—	—
3	124,712	—	229,224	299,333
4	1,626,400	1,761,544	372,813	1,068,038
5	2,020,913	1,396,482	1,490,532	1,421,704
6	1,464,136	1,181,662	820,453	891,098
7	5,387,222	7,590,040	954,076	1,056,728

Total	$24,545,895	$29,718,855	$14,967,212	$17,606,437

Performing	$20,698,059	$25,216,321	$14,219,988	$16,563,395
Nonperforming	3,847,836	4,502,534	747,224	1,043,042

Total	$24,545,895	$29,718,855	$14,967,212	$17,606,437

Consumer and Other credit risk exposure:

	Consumer and Other
Risk Grade	2010	2009
Not Rated	$4,429,637	$5,892,068
1	—	—
2	—	—
3	662,640	1,006,316
4	282,613	502,095
5	161,696	38,591
6	—	—
7	247,045	28,817

Total	$5,783,631	$7,467,887

Performing	$5,740,341	$7,414,638
Nonperforming	43,290	53,249

Total	$5,783,631	$7,467,887

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. An aging analysis of past due loans segregated by class of loans as of December 31, 2010 follows:

							Loans
							90+ days
	Loans Past Due				Loans not	Total	Past Due
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans	and Accruing
Commercial	$572,949	$—	$530,616	$1,103,565	$15,092,030	$16,195,595	$—
Commercial real estate:
Construction, land development, and other land	—	—	6,091,118	6,091,118	13,550,787	19,641,905	—
Owner occupied	181,565	—	2,672,341	2,853,906	60,461,150	63,315,056	—
Nonowner occupied	—	—	2,032,497	2,032,497	89,658,486	91,690,983	—
Consumer real estate:
Mortgage — Residential	139,271	40,000	1,271,004	1,450,275	23,095,620	24,545,895
Home equity and home equity							—
lines of credit	256,360	104,330	506,813	867,503	14,099,709	14,967,212	—
Consumer and Other	54,131	—	1,631	55,762	5,727,869	5,783,631	—

Total	$1,204,276	$144,330	$13,106,020	$14,454,626	$221,685,651	$236,140,277	$—

Loans are placed on nonaccrual when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual upon becoming ninety days past due, however, loans may be placed on nonaccrual regardless of whether or not they are past due. All cash received on nonaccrual loans is applied to the principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The following is a summary of nonaccrual loans at December 31, 2010 and 2009:

	2010	2009
Commercial	$2,298,468	$2,586,292
Commercial real estate:
Construction, land development, and other land	8,647,249	15,736,824
Owner occupied	6,245,693	7,794,819
Nonowner occupied	9,028,435	12,007,209
Consumer real estate:
Mortgage — Residential	3,847,836	4,502,534
Home equity and home equity lines of credit	747,224	1,043,042
Consumer and Other	43,290	53,249

Total	$30,858,195	$43,723,969

Total nonperforming loans, as previously detailed, inclusive of nonaccrual loans and loans past due greater than ninety days and still accruing interest, at December 31, totaled:

	2010	2009
Nonaccrual loans	$30,858,195	$43,723,969
Loans 90 days or more past due and still accruing interest	—	—

Total nonperforming loans	$30,858,195	$43,723,969

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. If these loans had continued to accrue interest in accordance with their original terms, approximately $1,399,000 and $2,392,000 of interest income would have been recognized in 2010 and 2009, respectively.
The Bank had $12,519,000 and $14,044,000 of troubled-debt restructured loans at December 31, 2010 and 2009, respectively, of which $5,655,000 and $10,018,000 are included in nonaccrual loans and the remainder were performing in compliance with their modified terms.
For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Impaired loans and related allowance allocations by class of loans at December 31 were as follows:

		Unpaid
	Recorded	Principal	Related	Average
2010	Investment	Balance	Allowance	Balance
With no related allowance recorded:
Commercial	$551,143	$580,023	$—	$693,352
Commercial real estate:
Construction, land development, and other land	1,487,350	4,417,929	—	2,376,456
Owner occupied	3,217,843	3,438,668	—	1,740,262
Non owner occupied	1,671,186	1,698,476	—	2,377,437
Consumer real estate:
Mortgage — Residential	301,205	304,251	—	60,241
Home equity and home equity lines of credit	403,632	489,982	—	80,726
Consumer and other	—	—	—	—

	7,632,359	10,929,329	—	7,328,474

With an allowance recorded:
Commercial	828,369	861,986	462,000	1,065,747
Commercial real estate:
Construction, land development, and other land	6,706,756	8,262,532	1,085,000	9,269,626
Owner occupied	4,606,999	5,070,441	1,394,000	4,954,620
Non owner occupied	9,737,095	10,473,268	3,297,000	7,838,019
Consumer real estate:
Mortgage — Residential	1,094,917	1,100,483	297,000	218,983
Home equity and home equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—

	22,974,136	25,768,710	6,535,000	23,346,995
Total:
Commercial	1,379,512	1,442,009	462,000	1,759,099
Commercial real estate:
Construction, land development, and other land	8,194,106	12,680,461	1,085,000	11,646,082
Owner occupied	7,824,842	8,509,109	1,394,000	6,694,882
Non owner occupied	11,408,281	12,171,744	3,297,000	10,215,456
Consumer real estate:
Mortgage — Residential	1,396,122	1,404,734	297,000	279,224
Home equity and home equity lines of credit	403,632	489,982	—	80,726
Consumer and other	—	—	—	—

Total	$30,606,495	$36,698,039	$6,535,000	$30,675,469

The recorded investment in impaired loans at December 31 follows:

	2009	2008
Impaired loans with no allocated allowance	$11,096,720	$5,375,840
Impaired loans with an allocated allowance	30,351,906	22,491,550

Total impaired loans	$41,448,626	$27,867,390

Amount of allowance for loan losses allocated	$7,439,000	$4,289,000

Avergage investment in impaired loans	$36,100,000	$27,100,000

Interest recognized under the cash basis as income on impaired loans during 2010 and 2009, while the loans were impaired, was not significant.

(6) Premises and Equipment
A summary of premises and equipment, and related accumulated depreciation and amortization, at December 31, 2010 and 2009 follows:

	2010	2009
Land and land improvements	$2,849,972	$2,874,212
Premises	9,934,571	9,894,218
Furniture and equipment	3,830,190	4,032,879

	16,614,733	16,801,309
Less accumulated depreciation and amortization	(8,922,548)	(8,709,846)

Premises and equipment, net	$7,692,185	$8,091,463

(7) Other Real Estate Owned
At December 31, 2010, the Bank owned 28 foreclosed properties with a carrying value of $4,294,212. As of December 31, 2009, the Bank owned 20 foreclosed properties with a carrying value of $3,777,119. During 2010, net loss incurred on sale/write-down of other real estate totaled $395,730 and included $612,752 of valuation write-downs taken subsequent to property acquisitions and $217,022 of net gain recognized upon sale of other real estate. The net loss on sale/write-down of other real estate is included in noninterest expense.
(8) Time Certificates of Deposit
At December 31, 2010, the scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year were:

Year of maturity:
2012	$21,003,254
2013	1,736,541
2014	6,482,809
2015	994,515
2016 and thereafter	25,761

Total	$30,242,880

Included in time deposits are certificates of deposit and brokered certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2010 and 2009 are as follows:

	2010	2009
Three months or less	$9,161,055	$18,484,354
Three through six months	5,754,819	3,369,267
Six through twelve months	11,477,451	14,052,837
Over twelve months	8,757,547	10,024,712

Total	$35,150,872	$45,931,170

Interest expense attributable to the above deposits amounted to approximately $780,000, $1,386,000, and $2,541,000 in 2010, 2009, and 2008, respectively.
(9) Other Borrowings
At December 31, 2009, other borrowings totaled $413,970 and represented term advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) secured by unencumbered qualified mortgage and home equity loans. The term advances were repaid by the Bank in January 2010. The Bank had no outstanding term advances from the FHLBI at December 31, 2010.
The Bank also maintains a line-of-credit with the FHLBI which provides maximum borrowing capacity of $13,900,000 as of December 31, 2010. The line is secured by unencumbered qualified mortgage and home equity loans with outstanding balances of $20,290,000 and unencumbered investment securities with a fair value of $6,487,000. No advances were drawn on the line-of-credit during 2010 and no amounts were outstanding on the line at December 31, 2010.
In addition, the Bank maintains a line-of-credit at the Federal Reserve discount window secured by specific pledges of eligible commercial loans totaling $28,200,000. At December 31, 2010, the lendable collateral value of such loans totaled $16,846,000. No advances were made on the line-of-credit during 2010 or outstanding on the line at December 31, 2010.
Due to the Bank’s condition, borrowing availability under these lines-of-credit is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.
Interest expense on FHLBI advances approximated $2,000, $64,000, and $425,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

(10) Federal Income Taxes
Federal income tax expense (benefit) consists of:

	2010	2009	2008
Current	$—	$(2,050,675)	$(1,635,853)
Deferred	57,263	966,107	1,508,577

Total federal income tax expense (benefit)	$57,263	$(1,084,568)	$(127,276)

Federal income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2010	2009	2008
Computed “expected” tax expense (benefit)	$(1,304,302)	$(5,025,353)	$(4,603,775)
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(119,235)	(179,149)	(253,841)
Change in valuation allowance	1,482,413	4,120,413	4,750,000
Other, net	(1,613)	(479)	(19,660)

Total federal income tax expense (benefit)	$57,263	$(1,084,568)	$(127,276)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,243,706	$3,888,065
Net operating loss carryforward	6,209,007	3,183,570
Other-than-temporary impairment on securities available for sale	743,472	743,472
Premises and equipment	350,880	330,517
Deferred directors’ fees	240,846	301,212
Reserve for Other Real Estate Owned	408,462	300,863
Supplemental retirement plan	157,133	208,870
Unrealized loss on securites available for sale	87,492	—
Other	110,247	96,540

Total gross deferred tax assets	10,551,245	9,053,109
Deferred tax liabilities:
Deferred loan fees	(41,230)	(57,815)
Unrealized gain on securites available for sale	—	(57,262)
Other	(69,697)	(67,619)

Total gross deferred tax liabilities	(110,927)	(182,696)

Net deferred tax asset before valuation allowance	10,440,318	8,870,413
Valuation allowance	(10,440,318)	(8,870,413)

Net deferred tax asset	$—	$—

Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowances are required at December 31, 2010 and 2009, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.
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
At December 31, 2010, the Corporation had a net operating loss carryforward of approximately $18,282,000 that expires beginning in 2028 if not previously utilized.
(11) Related Party Transactions
Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2010 and 2009. Deposits from such individuals and their related interests totaled approximately $0.7 million at December 31, 2010 and $1.4 million at December 31, 2009. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

Loans to related parties are summarized below for the periods indicated:

	2010	2009
Balance at beginning of year	$1,618,638	$3,499,732
New loans and related parties	288,787	477,339
Loan repayments	(301,933)	(32,320)
Loans no longer related-party	(1,015,201)	(2,326,113)

Balance at end of year	$590,291	$1,618,638

(12) Leases
The Bank has a noncancelable operating lease that provides for renewal options. Future minimum lease payments under the noncancelable lease as of December 31, 2010, are as follows:

Year ending December 31:
2011	$71,876
2012	61,376
2013	29,875
2014	29,876
2015	9,959

Total lease payments	$202,962

Rental expense charged to operations in 2010, 2009 and 2008 amounted to approximately $64,000, $55,000 and $55,000, respectively, including amounts paid under short term, cancelable leases.
(13) Retirement Plan
The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Effective January 1, 2010, the Bank eliminated all employer contributions to the plan. During 2009, contributions were equal to 3% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. The plan expense for the Bank in 2010, 2009 and 2008 was $0, $302,000 and $333,000, respectively.
(14) Long Term Incentive Plan
Under its Long-Term Incentive Plan (the “Plan”) the Corporation had the authority to grant stock options and restricted stock as compensation to key employees. The Corporation’s authority to grant awards expired April 22, 2008. The Corporation did not award any stock options under the Plan. The restricted stock awards made have a five year vesting period. The awards are recorded at fair market value on the grant date and are amortized into salary expense over the vesting period.
A summary of the activity under the Plan for the year ended December 31, 2010 is presented below:

		Weighted-
		Average Grant
Restricted Stock Awards	Shares	Date Fair Value
Outstanding at January 1,	2,033	$17.47
Granted	—	—
Vested	(823)	19.57
Forfeited	—	—

Outstanding at December 31,	1,210	$16.03

The total fair value of awards granted during the year ended December 31, 2008 was $177,000. The total fair value of the awards vested during the years ended December 31, 2010, 2009 and 2008 was $16,105, $88,155, and $139,632, respectively. As of December 31, 2010, there was $19,000 of total unrecognized compensation cost related to non-vested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.
(15) Directors’ Stock Fee Plan
Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. Nonemployee directors may elect to participate in this plan in lieu of all or a portion of fees payable to them as directors (“plan fees”). The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2010, 2009 and 2008 amounted to $0, $45,000, and $75,000, respectively. No payments were made under the variable plan in 2010, 2009, and 2008 due to net losses incurred by the Corporation in 2010, 2009, and 2008. No payments are anticipated at this time under the variable component in 2011.
Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2010, there were approximately 27,500 shares earned and available for distribution in the fixed-fee deferred stock accounts.
Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2010, there were approximately 5,800 shares earned and available for distribution in the variable-fee deferred stock accounts.
(16) Employees’ Stock Purchase Plan
The Employees’ Stock Purchase Plan allowed eligible employees to purchase shares of common stock of the Corporation at a price less than market price under Section 423 of the Internal Revenue Code of 1986 as amended. Eligible employees must have been continuously employed for one year, must work at least 20 hours per week, and must work at least five months in a calendar year. The purchase price for each share of stock is 95% of the fair market value of a share of stock determined by the previous three month average stock price. The Employees’ Stock Purchase Plan expired September 30, 2010.
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
Financial instruments whose contract amounts represent credit risk at December 31, 2010 and 2009 are as follows:

	2010	2009
Consumer	$7,802,257	$8,749,623
Commercial construction	478,621	321,507
Commercial	9,906,129	12,080,918

Total credit commitments	$18,187,007	$21,152,048

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
As of December 31, 2010 and 2009, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $92,000 and $200,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2010 and 2009, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.
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
The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2010 and 2009:

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$13,632,000	5.58%	$19,530,000	8%	$24,412,000	10%
FNBH Bancorp	13,580,000	5.56%	19,530,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,442,000	4.28%	9,765,000	4%	14,647,000	6%
FNBH Bancorp	10,390,000	4.26%	9,765,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,442,000	3.50%	11,919,000	4%	14,898,000	5%
FNBH Bancorp	10,390,000	3.49%	11,919,000	4%	N/A	N/A

As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$17,934,000	6.46%	$22,195,000	8%	$27,743,000	10%
FNBH Bancorp	17,924,000	6.46%	22,195,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	14,275,000	5.15%	11,097,000	4%	16,646,000	6%
FNBH Bancorp	14,265,000	5.14%	11,097,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	14,275,000	4.25%	13,435,000	4%	16,794,000	5%
FNBH Bancorp	14,265,000	4.25%	13,435,000	4%	N/A	N/A
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
On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Order”) with the OCC. Pursuant to the Order, the Bank must achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. Throughout 2010, we continued to work with financial and legal advisors to pursue various transactions that would result in additional capital to the Bank, including ongoing negotiations with several potential investors. To date, although we have not received any firm commitments for new capital, we continue to negotiate the terms of an investment in the Corporation with interested investors.
In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2. The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized.
At December 31, 2010 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2010, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC.
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
(19) Net Income per Common Share
Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the years ended December 31, 2010, 2009 and 2008, the unvested restricted shares were not included in determining both basic and diluted earnings per share for the respective periods.
The following table presents basic and diluted net income per share:

	2010	2009	2008
Weighted average basic shares outstanding	3,193,101	3,167,918	3,096,332
Effect of dilutive restricted stock	—	—	—

Weighted average diluted shares outstanding	3,193,101	3,167,918	3,096,332

Net loss	$(3,893,445)	$(13,695,883)	$(13,413,240)
Basic net loss per share	$(1.22)	$(4.32)	$(4.33)
Diluted net loss per share	$(1.22)	$(4.32)	$(4.33)

Participating securities excluded from diluted calculation	1,210	2,033	8,327
(20) Contingent Liabilities
The Corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Corporation’s financial position or results of operations.
(21) Fair Value Measurements
ASC Topic 820 defines fair value and establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”. The three levels of inputs that may be used to measure fair value are as follows:
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
Fair value of assets measured on a recurring basis:
Fair Value Measurement at December 31, 2010

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$27,269,670	$—	$24,678,156	$2,591,514
Fair Value Measurement at December 31, 2009

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$22,705,612	$—	$19,970,903	$2,734,709
The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

	2010	2009
	Fair Value Measurement	Fair Value Measurement
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
Fair value of CMO, beginning of year(1)	$2,734,709	$2,772,678
Total gains (losses) realized/unrealized:
Included in earnings(2)	—	—
Included in other comprehensive income (2)	186,778	483,162
Purchases, issuances, and other settlements	(329,973)	(521,131)
Transfers into Level 3	—	—

Fair value of CMO, end of year	$2,591,514	$2,734,709

Total amount of losses for the year included in earnings attributable to the change in unrealized losses relating to assets still held at end of year	$—	$—

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).
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
Fair value of assets on a non-recurring basis:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$24,071,495	$—	$—	$24,071,495
Other real estate owned	$4,294,212	$—	$—	$4,294,212

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$34,009,626	$—	$—	$34,009,626
Other real estate owned	$3,777,119	$—	$—	$3,777,119

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.
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

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$40,572,000	$40,572,000	$37,044,000	$37,044,000
Investment and mortgage-backed securities	27,270,000	27,270,000	22,706,000	22,706,000
FHLBI and FRB stock	901,000	901,000	995,000	995,000
Loans, net	221,968,000	222,025,000	255,381,000	254,923,000
Accrued interest income	834,000	834,000	1,008,000	1,008,000
Financial liabilities:
Deposits:
Demand	$62,294,000	$62,294,000	$65,644,000	$65,644,000
NOW	52,019,000	52,089,000	50,643,000	50,643,000
Savings and money market accounts	75,226,000	75,276,000	72,298,000	72,298,000
Time deposits	100,382,000	100,647,000	121,200,000	121,011,000
Brokered certificates	3,359,000	3,463,000	5,411,000	5,516,000
Other borrowings	—	—	414,000	414,000
Accrued interest expense	204,000	204,000	359,000	359,000
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
(23) Dividend Restrictions
On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may not declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, there is no ability to pay dividends at December 31, 2010, without the prior approval of the OCC.
(24) Condensed Financial Information — Parent Company Only
The condensed balance sheets at December 31, 2010 and 2009, and the condensed statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, of FNBH Bancorp, Inc. follow:
Condensed Balance Sheets

	December 31
	2010	2009
Assets:
Cash	$1,000	$1,000
Investment in subsidiaries:
First National Bank in Howell	10,185,904	14,385,904
H.B. Realty Co.	1,000	1,000

Total assets	$10,187,904	$14,387,904

Liabilities and Shareholders’ Equity:
Other liabilities	$54,106	$11,640
Shareholders’ equity	10,133,798	14,376,264

Total liabilities and shareholders’ equity	$10,187,904	$14,387,904

Condensed Statements of Operations

	Year ended December 31
	2010	2009	2008
Operating income:
Dividends from subsidiaries	$—	$—	$—

Total operating income	—	—	—

Operating expenses:
Interest expense-other borrowings	—	1,252	13,771
Administrative and other expenses	61,931	92,954	119,874

Total operating expenses	61,931	94,206	133,645

Income (loss) before equity in undistributed net income (loss) of subsidiaries	(61,931)	(94,206)	(133,645)
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	(3,831,514)	(13,601,677)	(13,279,595)

Net loss	$(3,893,445)	$(13,695,883)	$(13,413,240)

Condensed Statements of Cash Flows

	Year ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,893,445)	$(13,695,883)	$(13,413,240)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Decrease in other assets	—	19,190	10,809
Increase in other liabilities	42,466	6,263	4,595
Change in long term incentive plan and deferred compensation	(177,547)	97,118	214,680
Equity in undistributed net income of subsidiaries (net loss of subsidiaries and dividends declared from subsidiaries)	3,831,514	13,601,677	13,279,595

Net cash provided by operating activities	(197,012)	28,365	96,439

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Common stock issued	197,012	41,438	269,367
Proceeds from issuance of short-term debt	—	—	445,000
Repayment of short-term debt	—	(100,000)	(345,000)
Dividends paid	—	—	(488,180)

Net cash used in financing activities	197,012	(58,562)	(118,813)

Net increase (decrease) in cash	—	(30,197)	(22,374)
Cash at beginning of year	1,000	31,197	53,571

Cash at end of year	$1,000	$1,000	$31,197

(25) Quarterly Financial Data — Unaudited
The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2010
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$3,733,788	$3,562,865	$3,475,686	$3,454,578
Net interest income	3,023,800	2,903,993	2,861,674	2,941,362
Provision for loan losses	1,200,000	1,200,000	1,200,000	2,375,000
Income (loss) before federal income taxes	(681,460)	(854,803)	(751,118)	(1,548,801)
Net loss	(620,144)	(915,345)	(681,759)	(1,676,197)

Basic and diluted net loss per share	$(0.19)	$(0.29)	$(0.21)	$(0.52)
Cash dividends per share	$—	$—	$—	$—

	Quarters ended in 2009
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$4,930,887	$4,637,143	$4,349,342	$3,952,171
Net interest income	3,560,957	3,366,840	3,245,764	3,063,627
Provision for loan losses	1,200,000	11,696,853	1,750,000	1,200,000
Loss before federal income taxes	(630,865)	(11,608,527)	(1,431,205)	(1,109,854)
Net income (loss)	(630,865)	(12,076,013)	(1,431,205)	442,200

Basic and diluted net income (loss) per share	$(0.20)	$(3.82)	$(0.45)	$0.14
Cash dividends per share	$—	$—	$—	$—
(26) Impact of New Accounting Standards
New Accounting Standards
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2009-16, Accounting for Transfers of Financial Assets. This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this standard on January 1, 2010 had no impact on our results of operations or financial position.
The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of the applicable portions of this standard on January 1, 2010 did not have a significant impact on our quarterly disclosures. For those additional disclosures required for fiscal years beginning after December 15, 2010, we anticipate first including those disclosures in our Form 10-Q for the quarter ending March 31, 2011.

The FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.
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
Many of these provisions are not yet effective and are subject to implementation by various regulatory agencies. As a result, the actual impact this new law will have on the Bank’s business is not yet known. However, this law and any other changes to laws applicable to the financial industry may impact the profitability of the Bank’s business activities or change certain of its business practices and may expose the Corporation and the Bank to additional costs, including increased compliance costs, and require the investment of significant management attention and resources. As a result, this law may negatively affect the business and future financial performance of the Corporation and the Bank.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
1. Evaluation of Disclosure Controls and Procedures. With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2010, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.
2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.
During the fourth quarter ended December 31, 2010, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

This report by management over the Corporation’s internal control over financial reporting was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to applicable SEC rules. As a result, no such attestation report has been performed or is included in this report.

/s/ Ronald L. Long Ronald L. Long	/s/ Mark J. Huber Mark J. Huber
President & Chief Executive Officer	Chief Financial Officer

Item 9B.	Other Information.
None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors
The information set forth under the captions “Information About Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the Commission relating to the June 23, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.
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
Corporate Governance
The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the June 23, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation.
The information set forth under the captions “Executive Compensation” and “Director Compensation in our definitive proxy statement, to be filed with the Commission relating to the June 23, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information set forth under the caption “Ownership of Common Stock” in the Corporation’s definitive proxy statement, to be filed with the Commission relating to the June 23, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.
The following information is provided under Item 201(d):

Number of securities remaining
	Number of securities to be	Weighted - average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan Category	warrants, and rights	warrants, and rights	column (a))
	(a )	(b )	(c )
Equity compensation plans approved by shareholders	0	0	16,053 (1)
Equity compensation plans not approved by shareholders	None	None	None

(1)	Available under the Compensation Plan for Nonemployee Directors

Item 13.	Certain Relationships, Related Transactions and Director Independence.
The information set forth under the captions “Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the June 23, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information set forth under the caption “Disclosure of Fees Paid to Our Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the Commission relating to the June 23, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 15, 2011.
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

	Signature	Date

Philip C. Utter, Chairman of the Board	/s/ Philip C. Utter	April 15, 2011

Stanley B. Dickson, Jr., Vice Chairman of the Board	/s/ Stanley B. Dickson, Jr.	April 15, 2011

Barbara Draper, Director	/s/ Barbara Draper	April 15, 2011

Ronald L. Long, Director	/s/ Ronald L. Long	April 15 2011

Timothy H. Corrigan, Director	/s/ Timothy H. Corrigan	April 15, 2011

R. Michael Yost, Director	/s/ R. Michael Yost	April 15, 2011

EXHIBIT INDEX
     The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

(23.1)	Consent of BDO USA, LLP

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).
The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Amendment to the Corporation’s Articles of Incorporation to Authorize the Issuance of Preferred Shares	Appendix A of Proxy Statement dated December 31, 2008

(3.4)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Exhibit 3.4 to Form 10-K filed March 30, 2010

(3.5)	Bylaws of the Registrant	Exhibit 3.2 of Form 10

(4)	Form of Registrant’s Stock Certificate	Exhibit 4 of Form 10

Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement dated March 17, 1998

(10.3)	Second Amended and Restated Compensation Plan for Nonemployee Directors*	Exhibit 10.2 to Form 8-K dated October 16, 2008

(10.4)	FNBH Bancorp Inc. Employees’ Stock Purchase Plan as amended January 20, 2005*	Exhibit 10 to Form 10-K dated March 7, 2006

(10.5)	Management Continuity Agreement for Nancy Morgan *	Exhibit 10.1 to Form 8-K dated March 3, 2008

(10.6)	Management Continuity Agreement for Ronald L. Long*	Exhibit 10.1 to Form 8-K dated May 6, 2008

(10.7)	Agreement by and between First National Bank in Howell (Howell, Michigan) and The Comptroller of the Currency, dated October 16, 2008 (superseded by Stipulation and Consent to the Issuance of a Consent Order included at Exhibit 10.10)	Exhibit 10.1 to Form 8-K dated October 16, 2008

(10.8)	Separation Agreement and Release of All Claims between First National Bank in Howell and Janice B. Trouba *	Exhibit 10.1 to Form 10-Q filed August 14, 2009

Exhibit
Number		Original Filing Form and Date
(10.8)	Stipulation and Consent to the Issuance of a Consent Order, dated September 24, 2009	Exhibit 10.10 to Form 10-K filed March 30, 2010

(21)	Subsidiaries of the Registrant	Exhibit 21 to From 10-K filed March 30, 2010

*	Represents a compensation plan