Form 10-Q
period 2011-03-31
FNBH BANCORP INC
filed 2011-05-16
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,171,523 shares of the Corporation’s Common Stock (no par value) were outstanding as of April 30, 2011.

TABLE OF CONTENTS

Page
Number
Part I Financial Information (unaudited)
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1
Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	2
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three
months ended March 31, 2011 and 2010	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	4
Notes to Interim Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

Part II. Other Information
Item 1A Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	28

Signatures	29

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2011; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

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

•         the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and

•         implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive.  The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risk our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
Assets	2011	2010
Cash and due from banks	$18,414,764	$40,376,267
Short term investments	196,388	196,159
Total cash and cash equivalents	18,611,152	40,572,426

Investment securities:
Investment securities available for sale, at fair value	42,288,433	27,269,670
FHLBI and FRB stock, at cost	901,350	901,350
Total investment securities	43,189,783	28,171,020

Loans held for investment:
Commercial	199,992,047	203,025,518
Consumer	16,042,891	16,641,544
Real estate mortgage	15,851,269	16,271,284
Total loans held for investment	231,886,207	235,938,346
Less allowance for loan losses	(13,734,387)	(13,970,170)
Net loans held for investment	218,151,820	221,968,176
Premises and equipment, net	7,705,568	7,692,185
Other real estate owned, held for sale	3,518,667	4,294,212
Accrued interest and other assets	2,356,105	2,642,511
Total assets	$293,533,095	$305,340,530

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$75,070,847	$62,294,189
NOW	28,064,897	52,018,941
Savings and money market	77,103,747	75,226,475
Time deposits	98,007,532	100,382,011
Brokered certificates of deposit	3,363,014	3,358,573
Total deposits	281,610,037	293,280,189
Accrued interest, taxes, and other liabilities	1,930,318	1,926,543
Total liabilities	283,540,355	295,206,732

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares
issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at March 31, 2011 and December 31, 2010; 3,171,523 shares issued and outstanding at March 31,
2011 and 3,165,392 shares issued and outstanding at December 31, 2010	7,070,181	6,935,140
Retained earnings	2,524,857	2,747,615
Deferred directors' compensation	577,111	708,372
Accumulated other comprehensive income (loss)	(179,409)	(257,329)
Total shareholders' equity	9,992,740	10,133,798
Total liabilities and shareholders' equity	$293,533,095	$305,340,530

See notes to interim consolidated financial statements (unaudited)

FNBH Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2011	2010
Interest and dividend income:
Interest and fees on loans	$2,964,246	$3,445,008
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	193,445	210,621
Obligations of states and political subdivisions	63,764	73,277
Other securities	5,715	4,793
Interest on short term investments	323	89
Total interest and dividend income	3,227,493	3,733,788
Interest expense:
Interest on deposits	451,003	708,814
Interest on other borrowings	-	1,174
Total interest expense	451,003	709,988
Net interest income	2,776,490	3,023,800
Provision for loan losses	799,998	1,200,000
Net interest income after provision for loan losses	1,976,492	1,823,800
Noninterest income:
Service charges and other fee income	627,006	774,273
Trust income	53,511	71,571
Other	31,402	1,447
Total noninterest income	711,919	847,291
Noninterest expense:
Salaries and employee benefits	1,212,190	1,399,247
Net occupancy expense	270,973	284,374
Equipment expense	78,922	90,150
Professional and service fees	350,552	390,381
Loan collection and foreclosed property expenses	152,524	266,425
Computer service fees	112,641	117,101
Computer software amortization expense	59,952	66,044
FDIC assessment fees	325,167	356,361
Insurance	147,440	161,278
Printing and supplies	29,633	34,797
Director fees	19,187	16,950
Net loss on sale/writedown of OREO and repossessions	25,155	31,250
Other	126,833	138,193
Total noninterest expense	2,911,169	3,352,551
Loss before federal income taxes	(222,758)	(681,460)
Federal income tax expense (benefit)	-	(61,316)
Net loss	$(222,758)	$(620,144)
Per share statistics:
Basic and Diluted EPS	$(0.07)	$(0.19)
Basic and diluted average shares outstanding	3,197,620	3,189,393

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	4,764				4,764
Issued 2,334 shares for employee stock purchase plan	840				840
Issued 8,088 shares for deferred directors' fees	177,547		(177,547)		-
Comprehensive loss:
Net loss		(620,144)			(620,144)
Change in unrealized gain on investment
securities available for sale, net of tax effect				119,024	119,024
Total comprehensive loss					(501,120)
Balances at March 31, 2010	$6,921,279	$6,020,916	$708,372	$230,181	$13,880,748

Balances at January 1, 2011	$6,935,140	$2,747,615	$708,372	$(257,329)	$10,133,798
Earned portion of long term incentive plan	3,780				3,780
Issued 6,131 shares for deferred directors' fees	131,261		(131,261)		-
Comprehensive loss:
Net loss		(222,758)			(222,758)
Change in unrealized gain on investment
securities available for sale, net of tax effect				77,920	77,920
Total comprehensive loss					(144,838)
Balances at March 31, 2011	$7,070,181	$2,524,857	$577,111	$(179,409)	$9,992,740

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2011	2010
Cash flows from operating activities:
Net loss	$(222,758)	$(620,144)
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	799,998	1,200,000
Depreciation and amortization	169,719	194,653
Deferred income tax (benefit) expense	-	(61,316)
Net amortization on investment securities	79,728	2,966
Earned portion of long term incentive plan	3,780	4,764
Loss on the sale of other real estate owned, held for sale	25,155	47,223
Decrease in accrued interest income and other assets	226,454	(445,019)
Decrease in accrued interest, taxes, and other liabilities	3,775	(277,466)
Net cash provided by operating activities	1,085,851	45,661
Cash flows from investing activities:
Purchases of available for sale securities	(16,085,664)	-
Proceeds from mortgage-backed securities paydowns-available for sale	1,065,093	1,082,815
Net decrease in loans	3,016,358	5,618,754
Proceeds from sale of other real estate owned, held for sale	750,390	161,409
Capital expenditures	(123,150)	-
Net cash provided by (used in) investing activities	(11,376,973)	6,862,978
Cash flows from financing activities:
Net decrease in deposits	(11,670,152)	(17,584,823)
Payments on FHLBI note	-	(413,970)
Shares issued for employee stock purchase plan	-	840
Net cash used in financing activities	(11,670,152)	(17,997,953)
Net increase in cash and cash equivalents	(21,961,274)	(11,089,314)
Cash and cash equivalents at beginning of year	40,572,426	37,043,665
Cash and cash equivalents at end of period	$18,611,152	$25,954,351
Supplemental disclosures:
Interest paid	$478,376	$777,384
Loans transferred to other real estate	-	2,710,251
Loans charged off	1,328,949	4,646,153

See notes to interim consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.   In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2010 Annual Report contained in the Corporation’s report on Form 10-K filing.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

The consolidated financial statements included in this Form 10-Q have been prepared assuming our wholly-owned subsidiary bank, First National Bank in Howell (the Bank), continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

2. Financial Condition and Management’s Plan

In light of the Bank’s continued losses, insufficient capital position at March 31, 2011 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversight of the Bank.  In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability.  In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank.  However, even if successful, implementation of all components of management’s plan is not expected to produce profitable results in 2011 and may not be successful in maintaining the Bank or the Corporation as a going concern.  Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2010 Annual Report within the Corporation’s Form 10-K filing.

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

3. Investment Securities

Investment securities available for sale consist of the following:

	March 31, 2011
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Obligations of state and political subdivisions	$ 6,306,567	$ 90,854	$ (113,555)	$ 6,283,866
U.S. agency securities	5,990,000	-	-	5,990,000
Mortgage-backed/CMO securities	30,122,475	222,318	(469,026)	29,875,767
Preferred stock securities (1)	48,800	90,000	-	138,800
Total securities	$ 42,467,842	$ 403,172	$ (582,581)	$ 42,288,433

	December 31, 2010
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$ 6,309,076	$ 94,982	$ (117,722)	$ 6,286,336
Mortgage-backed/CMO securities	21,169,123	206,063	(439,412)	20,935,774
Preferred stock securities (1)	48,800	9,560	(10,800)	47,560
Total securities	$ 27,526,999	$ 310,605	$ (567,934)	$ 27,269,670

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

Management’s review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the three months ended March 31, 2011.

With respect to the Corporation’s non-government agency CMO security, the only security in a continuous loss position for 12 months or more at March 31, 2011 and December 31, 2010,  management’s OTTI review also includes a quarterly cash flow analysis completed with the assistance of a third party specialist.  The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.  At March 31, 2011, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

March 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Obligations of state and
political subdivisions	$ (113,555)	$ 3,022,823	$ -	$ -	$ (113,555)	$ 3,022,823
Mortgage-backed/CMO
securities	(77,812)	10,504,921	(391,214)	2,508,887	(469,026)	13,013,808
Total available for sale	$ (191,367)	$ 13,527,744	$ (391,214)	$ 2,508,887	$ (582,581)	$ 16,036,631

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Obligations of state and
political subdivisions	$ (117,722)	$ 2,692,003	$ -	$ -	$ (117,722)	$ 2,692,003
Mortgage-backed/CMO
securities	(59,401)	6,955,344	(380,011)	2,591,514	(439,412)	9,546,858
Preferred stock securities	(10,800)	22,400	-	-	(10,800)	22,400
Total available for sale	$ (187,923)	$ 9,669,747	$ (380,011)	$ 2,591,514	$ (567,934)	$ 12,261,261

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at March 31, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$ -	$ -	$ -	$ -
Due after one year through five years	5,000,055	5,027,652	715,954	735,290
Due after five years through ten years	4,351,562	4,392,715	2,646,610	2,701,070
Due after ten years	2,993,750	2,992,299	2,995,312	2,897,536
	12,345,367	12,412,666	6,357,876	6,333,896
Mortgage-backed/CMO securities	30,122,475	29,875,767	21,169,123	20,935,774
Totals	$ 42,467,842	$ 42,288,433	$ 27,526,999	$ 27,269,670

Investment securities, with an amortized cost of approximately $34,945,000 at March 31, 2011 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $22,245,000 of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank.  At December 31, 2010, the amortized cost of pledged investment securities totaled $16,847,000 of which $6,557,000 was designated as collateral for borrowings at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $857,100 at March 31, 2011 and December 31, 2010. The Bank’s investment in FRB stock, which totaled $44,250 at March 31, 2011 and December 31, 2010, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Loans

Portfolio loans consist of the following:

	March 31, 2011	December 31, 2010
Commerical	$ 15,799,001	$ 16,195,595
Commercial real estate:
Construction, land development, and other land	19,253,110	19,641,905
Owner occupied	62,771,001	63,315,056
Nonowner occupied	90,413,553	91,690,983
Consumer real estate:
Mortgage - Residential	24,250,587	24,545,895
Home equity and home equity lines of credit	14,108,524	14,967,212
Consumer and Other	5,493,167	5,783,631
Subtotal	232,088,943	236,140,277
Unearned income	(202,736)	(201,931)
Total Loans	$ 231,886,207	$ 235,938,346

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet.  In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral.  Loans also include the reclassification of demand deposit overdrafts, which amounted to $103,000 at March 31, 2011, and $85,000 at December 31, 2010, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.9 million at March 31, 2011 and $4.2 million at December 31, 2010.

5. Allowance for Loan Losses and Credit Quality of Loans

The Corporation separates its loan portfolio into segments to perform the calculation and analysis of the allowance for loan losses.  The four segments analyzed are Commercial, Commercial Real Estate, Consumer Real Estate, and Consumer and Other.  The Commercial segment includes loans to finance commercial and industrial businesses that are not secured by real estate.  The Commercial Real Estate segment includes: i) construction real estate loans to finance construction and land development and/or loans secured by vacant land and ii) commercial real estate loans secured by non-farm, non-residential real estate which are further classified as either owner occupied or non-owner occupied based on the underlying collateral type.    The Consumer Real Estate segment includes all loans that are secured by 1 – 4 family residential real estate properties, including first mortgages on residential properties and home equity loans and lines of credit that are secured by first or second liens on residential properties.  The Consumer and Other segment includes all loans not included in any other segment.  These are primarily loans to consumers for household, family, and other personal expenditures, such as autos, boats, and recreational vehicles.

Activity in the allowance for loan losses by portfolio segment is a follows:

	For the Three Months Ended March 31, 2011
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$ 1,049,233	$ 10,555,428	$ 2,212,618	$ 152,891	$ 13,970,170
Charge offs	(224,352)	(551,253)	(506,105)	(47,239)	(1,328,949)
Recoveries	34,527	205,342	25,374	27,925	293,168
Provision	284,637	153,080	312,740	49,541	799,998
Ending balance	$ 1,144,045	$ 10,362,597	$ 2,044,627	$ 183,118	$ 13,734,387

	For the Three Months Ended March 31, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$ 965,255	$ 15,554,706	$ 1,915,944	$ 229,268	$ 18,665,173
Charge offs	(256,377)	(4,017,806)	(264,512)	(107,458)	(4,646,153)
Recoveries	17,773	507,036	8,418	48,036	581,263
Provision	272,688	609,798	266,348	51,166	1,200,000
Ending balance	$ 999,339	$ 12,653,734	$ 1,926,198	$ 221,012	$ 15,800,283

The following table presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

March 31, 2011
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$ 447,000	$ 6,071,000	$ 482,000	$ -	$ 7,000,000
Collectively evaluated for impairment	697,045	4,291,597	1,562,627	183,118	6,734,387
Total allowance for loan losses	$ 1,144,045	$ 10,362,597	$ 2,044,627	$ 183,118	$ 13,734,387

Loan balances:
Individually evaluated for impairment	$ 1,161,009	$ 25,581,380	$ 2,088,933	$ -	$ 28,831,322
Collectively evaluated for impairment	14,637,992	146,856,284	36,270,178	5,493,167	203,257,621
Total loans	$ 15,799,001	$ 72,437,664	$ 38,359,111	$ 5,493,167	$ 232,088,943

December 31, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and other	Total
Allowance for loan losses:
Individually evaluated for impairment	$ 462,000	$ 5,776,000	$ 297,000	$ -	$ 6,535,000
Collectively evaluated for impairment	587,233	4,779,428	1,915,618	152,891	7,435,170
Total allowance for loan losses	$ 1,049,233	$ 10,555,428	$ 2,212,618	$ 152,891	$ 13,970,170

Loan balances:
Individually evaluated for impairment	$ 1,379,512	$ 27,427,229	$ 1,396,122	$ 403,632	$ 30,606,495
Collectively evaluated for impairment	14,816,083	147,220,715	38,116,985	5,379,999	205,533,782
Total Loans	$ 16,195,595	$ 174,647,944	$ 39,513,107	$ 5,783,631	$ 236,140,277

Management’s on-going monitoring of the credit quality of the portfolio relies on an extensive credit risk monitoring process that considers several factors including:  current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogenous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific relationships.

Our internal loan grading system assigns a risk grade to all commercial loans.  This grading system is similar to those employed by banking regulators.  Grades 1 through 5 are considered “pass” credits and grades 6 through 9 are considered “watch” credits and are subject to greater scrutiny.  Those loans graded 7 and higher are considered substandard and are evaluated for impairment if reported as nonaccrual and are greater than $250,000 or part of an aggregate relationship exceeding $250,000.  All commercial loans are graded at inception and reviewed, and if appropriate, re-graded at various intervals thereafter.  Additionally, our commercial loan portfolio and assigned risk grades are periodically subjected to review by external loan reviewers and banking regulators.  Certain of the key factors considered in assigning loan grades, include: cash flows, operating performance, financial condition, collateral, industry condition, management, and the strength, liquidity and willingness of guarantors’ support.

A description of the general characteristics of each risk grade follows:

•         RATING 1 (Minimal) - Loans in this category are generally to persons or entities of unquestioned financial strength, a highly liquid financial position, with collateral that is liquid and well margined.  These borrowers have performed without question on past obligations, and the Bank expects their performance to continue.  Internally generated cash flow covers current maturities on long-term debt by a substantial margin.

•         RATING 2 (Modest) – These loans generally to persons or entities with strong financial condition and above-average liquidity who have previously satisfactorily handled their obligations with the Bank.  Collateral securing the Bank’s debt is margined in accordance with policy guidelines.  Internally-generated cash flow covers current maturities on long-term debt more than adequately.

•         RATING 3 (Average) – These are loans generally with average cash flow and ratios compared to peers.  Usually RMA comparisons show where companies fall in the performance spectrum.  Companies have consistent performance for 3 or more years.

•         RATING 4 (Acceptable) – These are loans generally to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category.  These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future.  Overall, these loans are basically sound.

•         RATING 5 (Acceptable – Monitor) - These loans are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition.  Other characteristics of borrowers in this class include inadequate credit information or weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where near term potential for improvement in financial capacity appears limited.

•         RATING 6 (Special Mention - OAEM) - Loans in this class generally have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. These potential weaknesses may result in a deterioration of the repayment of the loan and increase the credit risk. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Special mention credits may include a borrower that pays the Bank on a timely basis (occasional 30 day delinquent) and may be experiencing temporary cash flow deficiencies.

•         RATING 7 (Substandard) - These loans are generally inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans. Substandard credits may include a borrower that pays consistently past due, has significant cash flow shortages and may have a collateral shortfall that requires a specific reserve.

•         RATING 8 (Doubtful) - This risk rating class has all of the weaknesses inherent in the substandard rating but with the added characteristic that the weaknesses make collection in full or liquidation, on the basis of currently known existing facts, condition, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full within a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status, must be non-accrual status and have a defined work-out strategy.

This is a transitional risk rating class while collateral value and other factors are assessed. Loans will remain in this class for the assessment period, but in no event for more than 1 year. If there is no improvement in the Bank’s position during that time, or if collateral value is determined sooner, a charge-off will be taken to best reflect known asset collateral value.

•         RATING 9 (Loss) - Loans in this risk rating have a portion of the loan that is deemed to be uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification means the asset has absolutely no recovery or salvage value. The Bank will take the loss in the period in which the related loan becomes uncollectible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above.  These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The internal loan grading system is applied to our consumer loan portfolio upon certain triggering events (e.g., delinquency, bankruptcy, restructuring, etc.).  The primary risk element for these residential real estate and consumer loans is the timeliness of borrowers’ scheduled payments.  We rely primarily on our internal reporting system to monitor past due loans and have internal policies and procedures to pursue collection and protect our collateral interests in order to mitigate losses.

Our monitoring of credit quality is further denoted by classification of loans as nonperforming, which reflects loans where the accrual of interest has been discontinued, loans whose terms have been renegotiated to less than market rates due to a serious weakening of the borrower’s financial condition, and loans that are past due 90 days or more and still accruing interest.

The following table summarizes credit risk grades and nonperforming loans by class of loans at March 31, 2011.

		Commerical Real Estate			Consumer Real Estate
Risk Grade	Commercial	Construction, Land Development, Other Land	Owner Occupied	Non Owner Occupied	Mortgage - Residential	Home equity and Home equity Lines of Credit	Consumer and Other
Not Rated	$ -	$ 91,605	$ 57,454	$ -	$ 13,437,400	$ 10,864,489	$ 4,198,596
1	900,882	-	-	-	-	-	-
2	491,768	-	550,401	-	-	-	-
3	3,292,012	1,459,909	2,300,460	1,038,671	123,857	216,755	662,640
4	3,204,271	1,158,188	15,703,080	24,825,597	1,593,789	288,346	217,818
5	4,098,760	5,299,201	27,695,475	42,855,010	2,217,551	1,654,865	156,902
6	1,383,069	2,096,921	5,463,935	9,764,082	1,596,131	230,445	-
7	2,428,239	9,147,286	11,000,196	11,930,193	5,281,859	853,624	257,211
Total	$ 15,799,001	$ 19,253,110	$ 62,771,001	$ 90,413,553	$ 24,250,587	$ 14,108,524	$ 5,493,167

Performing	$ 14,051,199	$ 10,485,371	$ 56,134,553	$ 80,375,583	$ 20,293,957	$ 13,499,871	$ 5,443,025
Nonperforming	1,747,802	8,767,739	6,636,448	10,037,970	3,956,630	608,653	50,142
Total	$ 15,799,001	$ 19,253,110	$ 62,771,001	$ 90,413,553	$ 24,250,587	$ 14,108,524	$ 5,493,167

The following table summarizes credit risk grades and nonperforming loans by class of loans at December 31, 2010.

		Commerical Real Estate			Consumer Real Estate
Risk Grade	Commercial	Construction, Land Development, Other Land	Owner Occupied	Non Owner Occupied	Mortgage - Residential	Home equity and Home equity Lines of Credit	Consumer and Other
Not Rated	$ -	$ 90,962	$ 59,510	$ -	$ 13,922,512	$ 11,100,114	$ 4,429,637
1	915,371	-	-	-	-	-	-
2	508,717	-	-	-	-	-	-
3	2,515,293	1,470,334	2,135,613	843,228	124,712	229,224	662,640
4	3,098,230	1,173,686	14,786,199	22,255,054	1,626,400	372,813	282,613
5	4,627,881	5,317,013	30,193,755	41,308,900	2,020,913	1,490,532	161,696
6	1,837,269	1,865,608	6,790,306	14,083,914	1,464,136	820,453	-
7	2,692,834	9,724,302	9,349,673	13,199,887	5,387,222	954,076	247,045
Total	$ 16,195,595	$ 19,641,905	$ 63,315,056	$ 91,690,983	$ 24,545,895	$ 14,967,212	$ 5,783,631

Performing	$ 13,897,127	$ 10,994,656	$ 57,069,363	$ 82,662,548	$ 20,698,059	$ 14,219,988	$ 5,740,341
Nonperforming	2,298,468	8,647,249	6,245,693	9,028,435	3,847,836	747,224	43,290
Total	$ 16,195,595	$ 19,641,905	$ 63,315,056	$ 91,690,983	$ 24,545,895	$ 14,967,212	$ 5,783,631

Loans are considered past due when contractually required principal or interest has not been received.  The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of past due loans segregated by class of loans as of March 31, 2011 follows:

							Loans 90+
	Loans Past Due				Loans not	Total	days Past Due
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans	and Accruing
Commercial	$ 107,822	$ -	$ 497,157	$ 604,979	$ 15,194,022	$ 15,799,001	$ -
Commercial real estate:
Construction, land development,
and other land	471,081	311,084	5,463,350	6,245,515	13,007,595	19,253,110	-
Owner occupied	1,049,785	440,641	2,154,659	3,645,085	59,125,916	62,771,001	-
Nonowner occupied	167,932	106,006	2,471,799	2,745,737	87,667,816	90,413,553	-
Consumer real estate:
Mortgage - Residential	547,532	-	711,221	1,258,753	22,991,834	24,250,587
Home equity and home equity							-
lines of credit	319,860	-	385,304	705,164	13,403,360	14,108,524	-
Consumer and Other	40,859	9,226	1,531	51,616	5,441,551	5,493,167	-
Total	$ 2,704,871	$ 866,957	$11,685,021	$15,256,849	$216,832,094	$232,088,943	$ -

An aging analysis of past due loans segregated by class of loans as of December 31, 2010 follows:

							Loans 90+
	Loans Past Due				Loans not	Total	days Past Due
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans	and Accruing
Commercial	$ 572,949	$ -	$ 530,616	$ 1,103,565	$ 15,092,030	$ 16,195,595	$ -
Commercial real estate:
Construction, land development,
and other land	-	-	6,091,118	6,091,118	13,550,787	19,641,905	-
Owner occupied	181,565	-	2,672,341	2,853,906	60,461,150	63,315,056	-
Nonowner occupied	-	-	2,032,497	2,032,497	89,658,486	91,690,983	-
Consumer real estate:
Mortgage - Residential	139,271	40,000	1,271,004	1,450,275	23,095,620	24,545,895
Home equity and home equity							-
lines of credit	256,360	104,330	506,813	867,503	14,099,709	14,967,212	-
Consumer and Other	54,131	-	1,631	55,762	5,727,869	5,783,631	-
Total	$1,204,276	$144,330	$13,106,020	$14,454,626	$221,685,651	$236,140,277	$ -

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	March 31, 2011	December 31, 2010
Commercial	$ 1,747,802	$ 2,298,468
Commercial real estate:
Construction, land development, and other land	8,767,739	8,647,249
Owner occupied	6,636,448	6,245,693
Nonowner occupied	10,037,970	9,028,435
Consumer real estate:
Mortgage - Residential	3,956,630	3,847,836
Home equity and home equity lines of credit	608,653	747,224
Consumer and Other	50,142	43,290
Total	$ 31,805,384	$ 30,858,195

The Bank had $7,753,000 and $12,519,000 of troubled‑debt restructured ("TDRs") loans at March 31, 2011 and December 31, 2010, of which $7,053,000 and $5,655,000 are included in nonaccrual loans, respectively.  Troubled-debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained repayment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.  The decrease in TDRs during the first quarter of 2011 primarily resulted from the reclassification of certain credits out of TDR status due to meeting appropriate performance criteria.

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Impaired loans and related allowance allocations by class of loans at March 31, 2011 were as follows:

	Recorded	Unpaid Principal	Related	Average
	Investment	Balance	Allowance	Balance
With no related allowance recorded:
Commercial	$ 369,158	$ 401,407	$ -	$ 405,221
Commercial real estate:
Construction, land development, and other land	1,492,601	3,324,027	-	1,512,790
Owner occupied	1,177,467	1,287,406	-	1,190,777
Non owner occupied	1,846,209	2,032,768	-	1,853,812
Consumer real estate:
Mortgage - Residential	591,456	604,169	-	596,853
Home equity and home equity lines of credit	24,706	25,148	-	25,466
Consumer and Other	-	-	-	-
	5,501,597	7,674,925	-	5,584,919
With an allowance recorded:
Commercial	791,851	835,382	447,000	804,552
Commercial real estate:
Construction, land development, and other land	6,446,666	8,311,641	1,146,000	6,466,625
Owner occupied	5,307,583	5,797,268	1,665,000	5,339,897
Non owner occupied	9,310,854	10,095,692	3,260,000	9,505,936
Consumer real estate:
Mortgage - Residential	981,789	1,001,392	320,000	992,335
Home equity and home equity lines of credit	490,982	580,929	162,000	480,682
Consumer and Other	-	-	-	-
	23,329,725	26,622,304	7,000,000	23,590,027
Total:
Commercial	1,161,009	1,236,789	447,000	1,209,773
Commercial real estate:
Construction, land development, and other land	7,939,267	11,635,668	1,146,000	7,979,415
Owner occupied	6,485,050	7,084,674	1,665,000	6,530,674
Non owner occupied	11,157,063	12,128,460	3,260,000	11,359,748
Consumer real estate:
Mortgage - Residential	1,573,245	1,605,561	320,000	1,589,188
Home equity and home equity lines of credit	515,688	606,077	162,000	506,148
Consumer and Other	-	-	-	-
Total	$ 28,831,322	$ 34,297,229	$ 7,000,000	$ 29,174,946

Impaired loans and related allowance allocations by class of loans at December 31, 2010 were as follows:

	Recorded	Unpaid Principal	Related	Average
	Investment	Balance	Allowance	Balance
With no related allowance recorded:
Commercial	$ 551,143	$ 580,023	$ -	$ 693,352
Commercial real estate:
Construction, land development, and other land	1,487,350	4,417,929	-	2,376,456
Owner occupied	3,217,843	3,438,668	-	1,740,262
Non owner occupied	1,671,186	1,698,476	-	2,377,437
Consumer real estate:
Mortgage - Residential	301,205	304,251	-	60,241
Home equity and home equity lines of credit	403,632	489,982	-	80,726
Consumer and Other	-	-	-	-
	7,632,359	10,929,329	-	7,328,474
With an allowance recorded:
Commercial	828,369	861,986	462,000	1,065,747
Commercial real estate:
Construction, land development, and other land	6,706,756	8,262,532	1,085,000	9,269,626
Owner occupied	4,606,999	5,070,441	1,394,000	4,954,620
Non owner occupied	9,737,095	10,473,268	3,297,000	7,838,019
Consumer real estate:
Mortgage - Residential	1,094,917	1,100,483	297,000	218,983
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	22,974,136	25,768,710	6,535,000	23,346,995
Total:
Commercial	1,379,512	1,442,009	462,000	1,759,099
Commercial real estate:
Construction, land development, and other land	8,194,106	12,680,461	1,085,000	11,646,082
Owner occupied	7,824,842	8,509,109	1,394,000	6,694,882
Non owner occupied	11,408,281	12,171,744	3,297,000	10,215,456
Consumer real estate:
Mortgage - Residential	1,396,122	1,404,734	297,000	279,224
Home equity and home equity lines of credit	403,632	489,982	-	80,726
Consumer and Other	-	-	-	-
Total	$ 30,606,495	$ 36,698,039	$ 6,535,000	$ 30,675,469

6. Fair Value Measurements

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

Fair value of assets measured on a recurring basis:

	Fair Value Measurements at March 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$ 6,283,866	$ -	$ 6,283,866	$ -
U.S. agency securities	5,990,000	-	5,990,000	-
Mortgage-backed/CMO securities	29,875,767	-	27,366,880	2,508,887
Preferred stock securities	138,800	-	138,800	-
Total investment securities available for sale	$ 42,288,433	$ -	$ 39,779,546	$ 2,508,887

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$ 6,286,336	$ -	$ 6,286,336	$ -
Mortgage-backed/CMO securities	20,935,774		18,344,260	2,591,514
Preferred stock securities	47,560	-	47,560	-
Total investment securities available for sale	$ 27,269,670	$ -	$ 24,678,156	$ 2,591,514

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the three months ended March 31, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Fair value of CMO, beginning of period(1)	$ 2,591,514
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income(2)	(11,203)
Purchases, issuances, and other settlements	(71,424)
Transfers into Level 3(3)	-
Fair value of CMO, March 31, 2011	$ 2,508,887

Total amount of losses for the period included in earnings attributable to the
change in unrealized losses relating to assets still held at March 31, 2011	$ -

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a nonrecurring basis:

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

Fair value on a nonrecurring basis is as follows:

Fair Value Measurements at March 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$ 21,831,322	$ -	$ -	$ 21,831,322
Other real estate owned	3,518,667	-	-	3,518,667

Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$ 24,071,495	$ -	$ -	$ 24,071,495
Other real estate owned	4,294,212	-	-	4,294,212

(1)        Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

7.  Fair Value of Financial Instruments

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

FHLBI and FRB stock – It is not practicable to determine the fair value of the FHLB and FRB stock due to restrictions placed on transferability.

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

Accrued interest expense – The carrying amount of accrued interest payable is a reasonable estimate of fair value.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$ 18,611,000	$ 18,611,000	$ 40,572,000	$ 40,572,000
Investments and mortgage-backed securities	42,288,000	42,288,000	27,270,000	27,270,000
FHLBI and FRB stock	901,000	NA	901,000	NA
Loans, net	218,152,000	218,458,000	221,968,000	222,025,000
Accrued interest income	903,000	903,000	834,000	834,000
Financial assets:
Deposits
Demand	$ 75,071,000	$ 75,071,000	$ 62,294,000	$ 62,294,000
NOW	28,065,000	28,071,000	52,019,000	52,089,000
Savings and money market accounts	77,104,000	77,128,000	75,226,000	75,276,000
Time deposits	98,008,000	98,321,000	100,382,000	100,647,000
Brokered certificates	3,363,000	3,435,000	3,359,000	3,463,000
Accrued interest expense	177,000	177,000	204,000	204,000

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

8. Net Income (Loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation.  The Corporation follows guidance included in ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities.  This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security.  In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.  Due to our net loss for the three months ended March 31, 2011 and 2010, the unvested restricted shares were not included in determining both basic and diluted earnings per share for the respective periods.

The following table presents basic and diluted earnings per share:

	First Quarter
	2011	2010
Weighted average common shares outstanding	3,197,620	3,189,393
Weighted average unvested restricted stock outstanding	-	-
Weighted average basic and diluted common shares outstanding	3,197,620	3,189,393

Net loss available to common shareholders	$ (222,758)	$ (620,144)
Basic and diluted net loss per share	$ (0.07)	$ (0.19)

9. Long Term Incentive Plan

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

A summary of the activity under the Plan for the three months ended March 31, 2011 and 2010 is presented below:

	2011		2010
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Restricted Stock Awards	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	1,210	$ 16.03	2,033	$ 17.47
Granted	-	-	-	-
Vested	(197)	19.15	(230)	20.72
Forfeited	-	-	-	-
Outstanding at March 31,	1,013	$ 15.42	1,803	$ 17.05

The total fair value of the awards vested during the three months ended March 31, 2011 and 2010 was $3,780 and $4,764, respectively.  As of March 31, 2011, there was $15,628 of total unrecognized compensation cost related to nonvested stock awards under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

10. Income Taxes

The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.  The Corporation recorded a deferred tax valuation allowance against the tax benefit related to the respective losses incurred during the quarters ended March 2011 and 2010 due to the uncertainty of future taxable income necessary to realize the recorded net deferred tax asset.  In the first quarter of 2010, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The decrease in the recorded valuation allowance resulted from an increase in the deferred tax lialiblty related to appreciation in the available for sale investment portfolio.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary.  The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2011 and 2010, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

Since June 30, 2009 the Bank has been undercapitalized by regulatory standards.  Effective September 24, 2009, the Bank has been subject to the terms of a Consent Order agreement with the Office of the Comptroller of the Currency (“OCC”).     Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  To date, the Bank has failed to meet these required minimum ratios and is currently out of compliance with these required minimum capital ratios as well as other requirements of the Consent Order.  In light of the Bank’s noncompliance with the Consent Order, continued losses, deficient capital position and the uncertainty regarding the ability to raise additional equity capital, management believes it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC.  See also the “Capital” section of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area.  The Corporation has in general experienced a slowing economy in Michigan since 2007.  In particular, Michigan’s unemployment rate at March 2011, although improved from 2010 levels, remains above the national average and among the worst for all states.  Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County.  Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions.  The continued economic difficulties in Michigan have had and may continue to have adverse consequences as described below in “Loans and Asset Quality”.

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

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank.  The extent of such regulatory action may threaten the Bank’s ability to continue operating as a going concern.  Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

As fully described in Note 2, “Regulatory Matters and Going Concern”, of the consolidated financial statements included in the 2010 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives identified in its recovery plan to address the current challenges facing the Bank.  The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment.  Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory oversight or enforcement action.  Any further declines in the Bank’s capital levels may result in more severe regulatory oversight or enforcement action by either the OCC or FDIC, including the possibility of regulatory receivership.

It is against this backdrop that we discuss our financial condition and results of operations for the three months ended March 31, 2011 as compared to earlier periods.

(in thousands except per share data)
Earnings	First Quarter
	2011	2010
Net loss	$ (223)	$ (620)
Basic and diluted net loss per share	$ (0.07)	$ (0.19)

Net loss for the three months ended March 31, 2011 decreased by $397,000 compared to the same period last year.  In the first quarter of 2011, the provision for loan loss decreased by $400,000 and noninterest expense decreased by $441,000.  Partially offsetting these favorable variances were lower net interest income of $247,000 and lower noninterest income of $135,000.

	(in thousands)
Net Interest Income	First Quarter
	2011	2010
Interest and dividend income	$ 3,227	$ 3,734
Interest expense	451	710
Net Interest Income	$ 2,776	$ 3,024

The following table shows an analysis of net interest margin for the three months ended March 31:

INTEREST YIELDS AND COSTS

(in thousands)

	For the three months ended March 31,
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$196	$0.2	0.44%	$101	$0.1	0.05%
Securities: Taxable	25,293	199.2	3.15%	16,007	215.4	5.38%
Tax-exempt (1)	6,303	94.4	5.99%	7,087	107.4	6.06%
Commercial loans (2)(3)	201,728	2,579.7	5.12%	231,142	2,957.3	5.12%
Consumer loans (2)(3)	16,161	219.3	5.50%	18,339	261.0	5.77%
Mortgage loans (2)(3)	16,048	174.3	4.35%	19,006	238.7	5.02%
Total earning assets and total interest income	265,729	3,267.1	4.92%	291,682	3,779.9	5.19%
Cash and due from banks	35,791			27,050
All other assets	13,819			17,786
Allowance for loan losses	(14,099)			(18,067)
Total Assets	$301,240			$318,451
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$29,430	$2.5	0.03%	$49,264	$25.8	0.21%
Savings	40,157	12.9	0.13%	38,819	19.0	0.20%
MMDA	36,868	58.6	0.64%	34,379	59.4	0.70%
Time	103,551	377.0	1.48%	122,765	604.6	2.00%
FHLBI advances	-	-	-	64	1.2	7.29%
Total interest bearing liabilities and
total interest expense	210,006	451.0	0.87%	245,291	710.0	1.17%
Non-interest bearing deposits	78,921			56,453
All other liabilities	2,128			2,343
Shareholders' Equity	10,185			14,364
Total Liabilities and Shareholders' Equity	$301,240			$318,451
Interest spread			4.05%			4.02%
Net interest income-FTE		$2,816.1			$3,069.9
Net interest margin			4.23%			4.20%

(1)       Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.

(2)       For purposes of the computation above, average non-accruing loans of $30,818,000 in 2011 and $40,543,000 in 2010 are included in the average daily loan balance.

(3)       Interest on loans includes origination fees totaling $27,000 in 2011 and $15,000 in 2010.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $513,000 (13.6%) in the first quarter of 2011 compared to the first quarter of 2010.  This was due to a decrease in average earning assets of $25,953,000 (8.9%) combined with a decrease in the yield on average earning assets of 27 basis points.

The average balance of securities increased $8,502,000 (36.8%) in the first quarter of 2011 compared to the same period in 2010.  This increase was due to $34,424,000 of investment security purchases made from September 2010 through March 2011 as the Bank gradually invested its excess on-balance liquidity into interest earning assets.  These purchases were partially offset by $6,634,000 of securities being called, matured, sold or paid down and the sale of $4,850,000 securities in December 2010. The yield on average security balances decreased 33 basis points in the first quarter of 2011 compared to 2010.  First quarter 2011 investment yields were impacted by the sales of higher yielding securities in December 2010 and the comparatively lower yields of new securities acquired in the current rate environment.

Loan average balances decreased $34,550,000 (12.9%) combined with a 7 basis point decrease in yield in the first quarter of 2011 compared to the same period last year. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $29,414,000 (12.7%) in the first three months of 2011 compared to 2010, while the yield remained the same.  Commercial loans have continued to decrease due to receipt of scheduled payments, charge offs and decreased loan origination activities.  It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods.  In addition, the renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

Loan yields in 2011 continue to be negatively impacted by the elevated level of nonperforming loans.  Management expects the average balance of nonperforming loans to continue to remain high in 2011, adversely impacting net interest income.  Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial balances and yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the first quarter of 2011 decreased $258,000 (36.4%) compared to the first quarter of 2010.  This was the result of lower cost of funds due to lower interest rates paid on deposits of 30 basis points combined with lower average deposit balances of $35,221,000 (14.4%).

The Bank had no outstanding borrowed funds at March 31, 2011 and 2010, respectively.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $60.9 million at March 31, 2011 or about 20.7% of total assets. This compares to $67.8 million or about 22.2% of total assets at year end 2010.  Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s liquid assets at March 31, 2011, investment securities with a fair value of approximately $35,006,000 were pledged to secure borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, public deposits and for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank.  Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market.  Management also attempts to offer a wide variety of products to meet the needs of its customers.  The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $36,000,000 at March 31, 2011 and $35,000,000 at December 31, 2010.  The Bank had $3.4 million of brokered deposits at March 31, 2011.  Due to the Bank’s capital classification as “undercapitalized” at March 31, 2011, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”).  See “Capital” section of this Management’s Discussion and Analysis for further details.

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At March 31, 2011, the Bank had a $28,000,000 line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral.  The Bank also had an $18,000,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral.  At March 31, 2011, the Bank had no borrowings outstanding against these lines of credit.

Although the Bank has established these lines of credit, because of its undercapitalized status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) and approval by the FHLBI and Federal Reserve.  Consequently, full borrowing availability under these existing lines may be restricted at the lender’s discretion and terms may be limited or restricted.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of March 31, 2011:

	(in thousands)
	0-3	4-12	1-5	5+
Interest Rate Sensitivity	Months	Months	Years	Years	Total
Assets:
Loans	$109,726	$59,202	$61,736	$1,222	$231,886
Securities	1,703	5,648	27,592	8,247	43,190
Short term investments	196	-	-	-	196
Total rate sensitive assets	$111,625	$64,850	$89,328	$9,469	$275,272
Liabilities:
NOW, Savings & MMDA	$35,246	$-	$-	$69,923	$105,169
Time deposits	19,371	53,332	28,641	26	101,370
Total rate sensitive liabilities	$54,617	$53,332	$28,641	$69,949	$206,539
Rate sensitivity GAP and ratios:
GAP for period	$57,008	$11,518	$60,687	$(60,480)
Cumulative gap	57,008	68,526	129,213	68,733

Cumulative rate sensitive ratio	2.04	1.63	1.95	1.33
December 31, 2010 rate sensitive ratio	1.55	1.50	1.83	1.14

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 163% asset sensitive as of March 31, 2011.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices.  Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin.  This modeling indicates that a 100 basis point gradual decrease in interest rates would decrease net interest income by approximately 1.07% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 0.69% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans

	(in thousands)
	First Quarter
Provision for Loan Losses	2011	2010
Total	$ 800	$ 1,200

The provision for loan losses for the first quarter of 2011 was $800,000 compared to $1,200,000 for the first quarter of 2010.  The reduction in provision expense was primarily associated with reduced charge offs, a decrease in nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio relative to the conditions faced by the Bank one year ago.

Loan charge offs totaled $1,329,000 for the first quarter 2011 compared to $1,550,000 and $4,646,000 for the quarters ended December 31, 2010 and March 31, 2010, respectively.  Charge offs incurred during the first quarter of 2011 were the lowest level experienced by the Bank since the first quarter of 2008.  The charge offs for each period have largely been driven by declines in the value of real estate securing our loans.  In recent quarters, however, the velocity of the value decline has been slowing, thereby translating into a decline in charge offs.  There were no loans transferred to other real estate during the quarter ended March 31, 2011 compared to $20,000 and $2,710,000 transferred to ORE during the quarters ended December 31, 2010 and March 31, 2010, respectively.

In recent quarters we have experienced a decline in the pace of commercial loans migrating to lower loan risk grades, which receive higher allocations in our allowance for loan loss analysis.  We have also experienced an improvement in the quality of some credits resulting in improved loan grades and lower reserve allocations.  Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $800,000 for the first three months of 2011 and the level of the allowance for loan losses of $13,734,000 at March 31, 2011.

Loans and Asset Quality

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	March 31, 2011		December 31, 2010
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$24,251	10.5%	$24,546	10.4%
Residential home equity/other junior liens	14,109	6.1%	14,967	6.4%
Construction, land development and other land loans	19,253	8.3%	19,641	8.3%
Multifamily residential properties	2,344	1.0%	2,364	1.0%
Owner-occupied nonfarm, nonresidential properties	62,771	27.0%	63,315	26.8%
Other nonfarm, nonresidential properties	88,069	38.0%	89,327	37.8%
Commercial	15,799	6.8%	16,196	6.9%
Consumer	4,273	1.8%	4,499	1.9%
Other	1,220	0.5%	1,285	0.5%
Total gross loans	232,089	100.0%	236,140	100.0%
Net unearned fees	(203)		(202)
Total loans	$231,886		$235,938

At March 31, 2011, total loans decreased $4,051,000 (1.7%) from December 31, 2010. During the first three months of 2011, loans secured by construction, land development and other land loans decreased $388,000 (2.0%), loans secured by nonresidential properties (owner occupied and nonowner occupied) decreased $1,802,000 (1.2%) and commercial loans decreased $397,000 (2.4%), and loans secured by consumer real estate decreased $1,153,000 (2.9%).

In general, the decrease in all portfolio segments was primarily attributable to the receipt of scheduled payments which has served to reduce the Bank’s asset size and facilitate management of our regulatory capital ratios, while reducing concentrations in higher stress real estate secured loans.  In addition, charge offs totaling $1,329,000, taken primarily on impaired loans with previously established specific reserves, contributed to the $4,051,000 decrease in loans.  These factors, coupled with limited demand for new loans by credit worthy borrowers, have curbed net portfolio growth.

The future size of the loan portfolio is dependent on a number of economic, competitive, and regulatory factors faced by the Bank.  In light of the economic and regulatory challenges currently impacting the Bank, we anticipate continued and managed shrinkage of the loan portfolio in subsequent quarters of 2011.  Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our operating results.

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

	(in thousands)
	March 31,	December 31,	March 31,
	2011	2010	2010
Nonaccrual loans	$ 31,805	$ 30,858	$ 38,725
90 days or more past due and still accruing	-	-	-
Total nonperforming loans	31,805	30,858	38,725
Other real estate owned	3,519	4,294	6,279
Total nonperforming assets	$ 35,324	$ 35,152	$ 45,004

Nonperforming loans as a percent of total loans	13.72%	13.08%	14.80%
Allowance for loan losses as a percent of nonperforming loans	43.18%	45.27%	40.80%
Nonperforming assets as a percent of total loans and other real estate	15.01%	14.63%	16.80%

Nonperforming loans at March 31, 2011 increased $947,000 from December 31, 2010 and decreased $6,920,000 from $38,725,000 reported at March 31, 2010.  The decrease from March 31, 2010 results from the combination of charge offs recorded on collateral dependent loans, the upgrade of certain loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the migration of loans to other real estate owned, and continued payments received from borrowers, which in aggregate, exceeded newly identified nonperforming loans.  The net increase of $947,000 in nonperforming loans during the first quarter of 2011 primarily resulted from the transfer of a commercial real estate loan relationship to nonaccrual status based on projected cash flow weaknesses, despite all loans in the relationship paying current at March 31, 2011.

Nonperforming loans as a percentage of total loans were 13.72% at March 31, 2011 compared to 13.08% at December 31, 2010, and 14.80% at March 31, 2010.  Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of March 31, 2011, approximately $17,842,000 (56.1%) of nonperforming loans are making scheduled payments on their loans.  Management closely monitors each of these performing nonperforming loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories.  All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

At March 31, 2011, impaired loans totaled approximately $28,831,000 representing specifically identified loans in nonaccrual status, other than homogeneous smaller commercial, residential, and consumer loans, and included $4,877,000 of commercial troubled debt restructurings.  Specific reserves assigned to impaired loans at March 31, 2011 aggregated to $7,000,000.  Impaired loans without specific reserve allocations totaled $5,502,000, indicating that the loans are well collateralized at this time.

Total troubled debt restructured loans totaled $7,753,000 at March 31, 2011, of which $7,053,000 were included in nonaccrual loans and $2,468,000 were nonperforming commercial real estate restructurings.  Troubled-debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained repayment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2011 was $13,734,000, a decrease of $236,000 compared to $13,970,000 at December 31, 2010.  The allowance for loan losses represented 5.92% of gross loans at March 31, 2011 and December 31, 2010 and provided a coverage ratio to nonperforming loans of 43.2% and 45.3% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses.  When all of these factors were considered, management determined that the $800,000 provision for the first three months of 2011 and the $13,734,000 allowance as of March 31, 2011 were appropriate.

Given the significant portion of our loans that are secured by real estate, our portfolio continues to be sensitive to the weakened economic conditions in Southeast Michigan and the Bank’s market area, and is especially impacted by depressed real estate values.  In response, each quarter our portfolio management practices continue to analyze and quantify risk within all segments of our portfolio to ensure effective problem loan identification procedures.  Our practice is to obtain updated appraisals on criticized loans secured by real estate and apply appropriate discounting practices based on perceived declines in market value.

Although updated appraisals received during more recent quarters indicated that property values for collateral on our impaired loans continue to be depressed, the appraisals did not reflect the extent of value erosion relative to that experienced in prior quarters.  At present, the weak Michigan economy and historically high unemployment levels continue to delay signs of economic recovery in our market area.  Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves well above normal levels.

If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters.  Due to the uncertainty of future economic conditions and the decline in real estate values, the provision for loan losses for the balance of 2011 may continue to be impacted by the Bank’s concentration in real estate secured loans and stabilization in the overall economy.  While we have considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as nonaccrual or renegotiated.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors used to reflect changes in the portfolio’s collectability not captured by historical loss data.

The methodology for measuring the appropriate level of allowance and related provision for loan losses relies on several key elements, which include specific allowances for loans considered impaired, general allowances for non-impaired commercial loans based on our internal loan grading system, and general allocations based on historical trends for homogeneous loan groups with similar risk characteristics.

The general allowance allocated to non-impaired commercial loans was based on the internal risk grade of such loans and their assigned portfolio segment, as primarily determined based on underlying collateral; and, if real estate secured, the type of real estate.

Each risk grade within a portfolio is assigned a loss allocation factor.  The higher a risk grade, the greater the assigned loss allocation percentage.  Accordingly, changes in the risk grades of loans affect the amount of the allowance allocation.

Our loss factors are determined based on our actual loss history by loan grade and adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the portfolio at the analysis date.  We use a rolling 24 month charge off history as the base for our computation which is weighted to give emphasis to more recent quarters.

Groups of homogeneous loans, such as residential real estate loans, home equity and home equity lines of credit, and consumer loans receive allowance allocations based on loan type, primarily determined based on historical loss experience rather than by risk grade.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change.  While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at March 31, 2011, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

	(in thousands)
	First Quarter
Noninterest Income	2011	2010
Total	$ 712	$ 847

Noninterest income includes service charges and other fee income, trust income, gain on sale of loans, and other miscellaneous income.

Service charges and other fee income totaled $627,000 in the first quarter of 2011, compared to $774,000 in the same quarter of 2010.  The  decrease of $147,000 (19.0%) from 2010 was due to lower nonsufficient fund fees resulting from the impact of Regulation E on the Bank’s overdraft protection services which became effective in August 2010, lower consumer loan late fees, lower service charges on sold mortgages, lower mortgage application fees and lower merchant discount fees. These unfavorable variances were partially offset by higher ATM network income.

Trust income was $54,000 in the first quarter of 2011 compared to $72,000 in the same quarter of 2010.  The decrease of $18,000 (25.2%) from 2010 resulted from fewer assets under management.

In the first quarter of 2011 the Bank recognized gains of $31,000 on the sale of the government guaranteed portions of two SBA loans.

	(in thousands)
	First Quarter
Noninterest Expense	2011	2010
Total	$ 2,911	$ 3,353

Noninterest expense totaled $2,911,000 in the first quarter of 2011 compared to $3,353,000 for the same quarter of 2010.  The decrease of $441,000 (13.2%) from the same prior year period resulted from reductions in salaries and benefits, FDIC assessment fees, professional fees, loan and collection expenses and insurance expense. Due to the challenging economic environment, management continues its focus on initiatives to reduce and contain noninterest expense.

The most significant component of noninterest expense is salaries and employee benefits. In the first quarter of 2011, salaries and employee benefits decreased $187,000 (13.4%) to $1,212,000, from $1,399,000 in 2010.  This was primarily due to decreases in salaries of $169,000 (14.4%), contracted payroll of $28,000 (67.8%), and FICA taxes of $13,000 (15.0%).  The decrease in salary and wage expense resulted from leaner staffing levels and a vacant management position relative to the same period in 2010.  Contracted payroll was lower in 2011 due to reduced commercial loan workout staffing levels coupled with a reduction in the number and velocity of newly identified higher stress, problem credits relative to the first quarter of 2010.

Occupancy expense decreased $13,000 (4.7%) in the first quarter of 2011 due to lower repairs and maintenance costs, lower property taxes and lower depreciation, partially offset by higher utility costs. Repairs and maintenance expense was elevated in the first quarter of 2010 due one-time signage and drive-in repairs.

Equipment expense decreased $11,000 (12.5%) in the first quarter of 2011 due to lower depreciation and equipment maintenance, partially offset by higher equipment rental expense.  Depreciation expense decreased from 2010 as certain equipment at the Branches and Operations Center became fully depreciated.  Equipment maintenance expense was lower due to the timing, extent and nature of maintenance costs incurred in the first quarter of 2011 compared to 2010. Higher equipment rental expense was reported in the first quarter of 2011 due to rental of certain components of the new phone system which was installed during 2010.

Professional and service fees decreased $40,000 (10.2%) in the first quarter of 2011 primarily due to lower legal expenses and auditing fees.  The decrease in legal fees correlates with the decreased volume of nonperforming loans and reduced legal assistance required on regulatory issues compared to the same period in 2010.  Audit and accounting fees for the first quarter of 2010 exceeded the same period in 2011 due to fee adjustments related to financial reform legislation and reduced audit scopes not recognized until later in 2010.  In addition, 2011 accounting and audit fees were also reduced for lower than anticipated fees related to 2010 services, adjusted in the first quarter of 2011.

FDIC assessment fees decreased $31,000 (8.8%) in the first quarter of 2011 compared to the same quarter of 2010 due to a lower assessment base (deposit levels) for the respective periods and termination of the FDIC’s Transaction Account Guarantee Program effective December 31, 2010 in which the Bank previously participated and incurred additional deposit insurance fees.

As a FDIC insured institution, we are required to pay deposit insurance premium assessments to the FDIC.  Under the FDIC’s current risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.  Deposit insurance assessments currently range from 0.07% to 0.78% of average domestic deposits, depending on an institution’s risk classification and other factors.  Effective beginning April 1, 2011, banks are charged FDIC insurance premiums based on net assets (defined as the quarter to date average daily total assets less the quarter to date average daily Tier 1 capital) rather than based on average domestic deposits.  Initial base assessment rates will vary from 0.05% to 0.35% of net assets and may be adjusted between negative 0.025% and positive .010% for an unsecured debt adjustment and a brokered deposit adjustment.  Assuming that we remain in the same risk category, we expect that this new FDIC assessment system will result in a decline in our deposit insurance premium.

Insurance expense decreased $14,000 (8.6%) in the first quarter of 2011 compared to the same quarter of 2010. The decrease reflects cost savings realized from the September 2010 and March 2011 re-write and placement of the Corporation’s insurance policies with different carriers to enhance coverages and reduce premiums.

Loan collection and foreclosed property expenses primarily includes collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, and carrying costs related to other real estate.  Total expense decreased $114,000 (42.8%) in the first quarter of 2011 compared to the same quarter of 2010.  The decrease is primarily due to fewer new problem loans identified in 2011 and a decrease in the volume of other real estate owned during the first quarter of 2011 relative to the same period in 2010.

During the first quarter of 2011, net loss on the sale/write-down of ORE totaled $25,000 and included net loss on the sale of ORE properties of $7,000 and valuation write-downs of $18,000.

Other expense decreased $11,000 (8.2%) in the first quarter of 2011 compared to the same quarter of 2010 due to reductions in postage, marketing, community contributions, and other losses. These favorable variances were partially offset by higher expenses related to education and the timing of business development expenses incurred in 2011.

	(in thousands)
	First Quarter
Income Tax Expense (Benefit)	2011	2010
Total	$ -	$ (61)

In the first quarter of 2010, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Corporation’s available for sale investment portfolio.  The Corporation also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the three month periods ended March 31, 2011 and 2010 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

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

The Corporation’s and the Bank’s actual capital amounts and ratios are presented as of March 31, 2011 and December 31, 2010 in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
As of March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$ 13,359,000	5.59%	$ 19,127,000	8%	$ 23,908,000	10%
FNBH Bancorp	13,297,000	5.56%	19,127,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,234,000	4.28%	9,653,000	4%	14,345,000	6%
FNBH Bancorp	10,172,000	4.25%	9,563,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,234,000	3.40%	12,050,000	4%	15,062,000	5%
FNBH Bancorp	10,172,000	3.38%	12,050,000	4%	N/A	N/A

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$ 13,632,000	5.58%	$ 19,530,000	8%	$ 24,412,000	10%
FNBH Bancorp	13,580,000	5.56%	19,530,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,442,000	4.28%	9,765,000	4%	14,647,000	6%
FNBH Bancorp	10,390,000	4.26%	9,765,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,442,000	3.50%	11,919,000	4%	14,898,000	5%
FNBH Bancorp	10,390,000	3.49%	11,919,000	4%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  At March 31, 2011 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC.  In light of the Bank’s continued losses and capital position at March 31, 2011, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC.

In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2 of the 2010 Annual Report contained in the Corporation’s report on Form 10-K filing.  The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized.  The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to critically undercapitalized.

During 2010 and through the current date, we have worked with financial and legal advisors to pursue various transactions that would provide additional capital to the Bank, including ongoing negotiations with several potential investors.  Although we have not yet received any firm commitments for new capital, we continue to negotiate the terms of a potential investment in the Corporation with interested investors.  However, the Corporation’s alternatives for additional capital are somewhat limited.  The ongoing liquidity concerns in the broader market and the loss of confidence in financial institutions will likely serve to increase our cost of funding and further limit our access to capital.  We may not be able to raise the necessary capital on favorable terms, or at all.  An inability to raise capital would likely have a materially adverse effect on our business, financial condition and results of operations.  Management’s future plans in response to the Bank’s undercapitalized regulatory classification and the need to raise additional capital pursuant to the Consent Order are described more fully in Note 2 of the 2010 Annual Report contained in the Corporation’s report on Form 10-K filing.

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

Pursuant to the results of examinations of the Corporation by the Federal Reserve in January 2011 and November 2009, the Corporation is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. As such, the Federal Reserve has required the Corporation to take action to support the Bank, which principally involves a capital infusion sufficient to satisfy minimum capital ratios imposed on the Bank. In addition, the Corporation must receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock.  Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. Also, the Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors plans to complete a timely recapitalization of the Corporation and provide interim funding, as necessary, should the recapitalization require more time than contemplated.

Critical Accounting Policies

The Corporation maintains critical accounting policies for the valuation of investment securities, the allowance for loan losses, and income taxes.  Refer to Notes 1c, 1e and 1k of the December 31, 2010 Consolidated Financial Statements as included in Form 10-K for additional information on critical accounting policies.

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $92,000 at March 31, 2011 and December 31, 2010, respectively.  These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held on those commitments at March 31, 2011 and December 31, 2010, where there is collateral, was in excess of the committed amount.  A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and have been added to Note 4.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of this standard did not have a significant impact on our quarterly disclosures.

The FASB has issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (April 2011).  This ASU provides guidance for companies when determining whether a loan modification is a trouble debt restructuring.  The ASU also provides additional disclosure requirements.  It is effective for public companies for interim and annual periods beginning on or after June 15, 2011.  The Corporation has not yet completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2010.  For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2011, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)     Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2011 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended March 31, 2011.

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

31.1        Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2        Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/ Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/ Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date:  May 16, 2011