Form 10-Q
period 2011-06-30
FNBH BANCORP INC
filed 2011-08-16
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,171,523 shares of the Corporation’s Common Stock (no par value) were outstanding as of July 31, 2011.

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to achieve or maintain certain regulatory capital standards; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2011; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

FNBH Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$27,691,632	$40,376,267
Short term investments	196,524	196,159
Total cash and cash equivalents	27,888,156	40,572,426

Investment securities:
Investment securities available for sale, at fair value	41,033,144	27,269,670
FHLBI and FRB stock, at cost	779,050	901,350
Total investment securities	41,812,194	28,171,020

Loans held for investment:
Commercial	193,045,176	203,025,518
Consumer	15,482,141	16,641,544
Real estate mortgage	15,293,950	16,271,284
Total loans held for investment	223,821,267	235,938,346
Less allowance for loan losses	(12,650,158)	(13,970,170)
Net loans held for investment	211,171,109	221,968,176
Premises and equipment, net	7,675,905	7,692,185
Other real estate owned, held for sale	2,967,340	4,294,212
Accrued interest and other assets	2,014,250	2,642,511
Total assets	$293,528,954	$305,340,530

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$77,400,567	$62,294,189
NOW	28,571,521	52,018,941
Savings and money market	76,191,484	75,226,475
Time deposits	95,597,089	100,382,011
Brokered certificates of deposit	3,367,454	3,358,573
Total deposits	281,128,115	293,280,189
Accrued interest, taxes, and other liabilities	1,998,358	1,926,543
Total liabilities	283,126,473	295,206,732

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at June 30, 2011 and December 31, 2010; 3,171,523 shares issued and outstanding at June 30, 2011 and 3,165,392 shares issued and outstanding at December 31, 2010	7,072,759	6,935,140
Retained earnings	2,601,778	2,747,615
Deferred directors' compensation	577,111	708,372
Accumulated other comprehensive income (loss)	150,833	(257,329)
Total shareholders' equity	10,402,481	10,133,798
Total liabilities and shareholders' equity	$293,528,954	$305,340,530

See notes to interim consolidated financial statements (unaudited)

FNBH Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$2,939,342	$3,291,285	$5,903,588	$6,736,293
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	275,452	195,740	468,897	406,361
Obligations of states and political subdivisions	67,544	69,681	131,308	142,958
Other securities	6,611	6,016	12,326	10,809
Interest on short term investments	499	143	822	232
Total interest and dividend income	3,289,448	3,562,865	6,516,941	7,296,653
Interest expense:
Interest on deposits	399,554	658,872	850,557	1,367,686
Interest on other borrowings	-	-	-	1,174
Total interest expense	399,554	658,872	850,557	1,368,860
Net interest income	2,889,894	2,903,993	5,666,384	5,927,793
Provision for loan losses	800,002	1,200,000	1,600,000	2,400,000
Net interest income after provision for loan losses	2,089,892	1,703,993	4,066,384	3,527,793
Noninterest income:
Service charges and other fee income	672,076	780,621	1,299,082	1,554,894
Trust income	49,515	57,819	103,026	129,390
Other	559	(1,582)	31,961	(135)
Total noninterest income	722,150	836,858	1,434,069	1,684,149
Noninterest expense:
Salaries and employee benefits	1,170,236	1,306,658	2,382,426	2,705,905
Net occupancy expense	209,140	255,547	480,113	539,921
Equipment expense	101,456	83,583	180,378	173,733
Professional and service fees	402,485	437,324	753,037	827,705
Loan collection and foreclosed property expenses	111,322	164,955	263,846	431,380
Computer service fees	109,242	116,664	221,883	233,765
Computer software amortization expense	59,354	64,284	119,306	130,328
FDIC assessment fees	258,319	360,493	583,486	716,854
Insurance	135,876	182,744	283,316	344,022
Printing and supplies	50,786	38,981	80,419	73,778
Director fees	19,938	16,125	39,125	33,075
Net loss on sale/writedown of OREO and repossessions	16,513	141,513	41,668	172,763
Other	168,156	226,783	294,989	364,976
Total noninterest expense	2,812,823	3,395,654	5,723,992	6,748,205
Loss before federal income taxes	(781)	(854,803)	(223,539)	(1,536,263)
Federal income tax expense (benefit)	(77,702)	60,542	(77,702)	(774)
Net income (loss)	$76,921	$(915,345)	$(145,837)	$(1,535,489)
Per share statistics:
Basic and Diluted EPS	$0.02	$(0.29)	$(0.05)	$(0.48)
Basic and diluted average shares outstanding	3,197,837	3,191,928	3,197,729	3,190,668

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	8,544				8,544
Issued 3,715 shares for employee stock purchase plan	1,620				1,620
Issued 8,088 shares for deferred directors' fees	177,547		(177,547)		-
Comprehensive loss:
Net loss		(1,535,489)			(1,535,489)
Change in unrealized gain on investment securities available for sale, net of tax effect				1,502	1,502
Total comprehensive loss					(1,533,987)
Balances at June 30, 2010	$6,925,839	$5,105,571	$708,372	$112,659	$12,852,441

Balances at January 1, 2011	$6,935,140	$2,747,615	$708,372	$(257,329)	$10,133,798
Earned portion of long term incentive plan	6,358				6,358
Issued 6,131 shares for deferred directors' fees	131,261		(131,261)		-
Comprehensive income:
Net loss		(145,837)			(145,837)
Change in unrealized gain on investment securities available for sale, net of tax effect				408,162	408,162
Total comprehensive income					262,325
Balances at June 30, 2011	$7,072,759	$2,601,778	$577,111	$150,833	$10,402,481

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2011	2010
Cash flows from operating activities:
Net loss	$(145,837)	$(1,535,489)
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	1,600,000	2,400,000
Depreciation and amortization	344,849	379,587
Deferred income tax (benefit) expense	(77,702)	(774)
Net amortization on investment securities	166,321	4,560
Earned portion of long term incentive plan	6,358	8,544
Loss on the disposal of fixed assets	1,574	-
Loss on the sale of other real estate owned, held for sale	43,218	188,737
Decrease in accrued interest income and other assets	507,381	1,571,903
Decrease in accrued interest, taxes, and other liabilities	71,815	(193,698)
Net cash provided by operating activities	2,517,977	2,823,370
Cash flows from investing activities:
Purchases of available for sale securities	(16,085,664)	-
Proceeds from maturities and calls of available for sale securities	250,000	390,000
Proceeds from mortgage-backed securities paydowns-available for sale	2,391,733	2,116,234
Proceeds from repurchse of FHLB stock	122,300	-
Net decrease in loans	9,093,367	13,394,419
Proceeds from sale of other real estate owned, held for sale	1,387,354	841,062
Capital expenditures	(209,263)	(64,348)
Net cash provided by (used in) investing activities	(3,050,173)	16,677,367
Cash flows from financing activities:
Net decrease in deposits	(12,152,074)	(25,684,575)
Payments on FHLBI note	-	(413,970)
Shares issued for employee stock purchase plan	-	1,620
Net cash used in financing activities	(12,152,074)	(26,096,925)
Net decrease in cash and cash equivalents	(12,684,270)	(6,596,188)
Cash and cash equivalents at beginning of year	40,572,426	37,043,665
Cash and cash equivalents at end of period	$27,888,156	$30,447,477
Supplemental disclosures:
Interest paid	$892,648	$1,440,914
Net federal income taxes refunded	-	1,693,691
Loans transferred to other real estate	103,700	3,788,742
Loans charged off	3,457,518	7,929,340

See notes to interim consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.   In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2010 Annual Report contained in the Corporation’s report on Form 10-K filing.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

2. Financial Condition and Management’s Plan
In light of the Bank’s continued losses, insufficient capital position at June 30, 2011 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversight of the Bank.  In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability.  In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank.  However, even if successful, implementation of all components of management’s plan is not expected to produce profitable results in 2011 and may not be successful in maintaining the Bank or the Corporation as a going concern.  Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2010 Annual Report within the Corporation’s Form 10-K filing.

Integral to management’s plan is the restoration of the Bank’s capital to a level sufficient to comply with the Office of the Comptroller of the Currency’s (“OCC”) capital directive and provide sufficient capital resources and liquidity to meet commitments and business needs.  To date, the Bank has not raised the capital necessary to satisfy requirements of the Consent Order.  Management and the Board of Directors continue to work to try to raise the additional equity believed necessary to sufficiently recapitalize the Bank.  Management and the Board of Directors are committed to pursuing all potential alternatives and sources of capital to restore the Bank’s capital levels.  Such alternatives include raising capital from existing shareholders, individuals, institutional capital market investors and private equity funds and the identification of suitors for a sale or merger transaction.  See also the “Capital” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

The Company makes no assurances that its plan or related efforts will improve the Bank’s financial condition and further deterioration of the Bank’s capital position is possible.  The current economic environment in southeast Michigan and local real estate market conditions will continue to impose significant challenges on the Bank and are expected to adversely impact financial results.  Any further declines in the Bank’s capital levels may likely result in more regulatory oversight or enforcement action by either the OCC or the Federal Deposit Insurance Corporation (the “FDIC”).

3. Investment Securities
Investment securities available for sale consist of the following:
	June 30, 2011
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$6,060,573	$128,498	$(30,349)	$6,158,722
U.S. agency securities	5,990,000	63,344	-	6,053,344
Mortgage-backed/CMO securities	28,705,236	428,324	(498,882)	28,634,678
Preferred stock securities (1)	48,800	137,600	-	186,400
Total securities	$40,804,609	$757,766	$(529,231)	$41,033,144

	December 31, 2010
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$6,309,076	$94,982	$(117,722)	$6,286,336
Mortgage-backed/CMO securities	21,169,123	206,063	(439,412)	20,935,774
Preferred stock securities (1)	48,800	9,560	(10,800)	47,560
Total securities	$27,526,999	$310,605	$(567,934)	$27,269,670

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

Management’s review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. Based on management’s review, no impairment charges were required to be recognized during the six months ended June 30, 2011.

With respect to the Corporation’s non-government agency CMO security, the only security in a continuous loss position for 12 months or more at June 30, 2011 and December 31, 2010,  management’s OTTI review also includes a quarterly cash flow analysis completed with the assistance of a third party specialist.  The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.  At June 30, 2011, the estimated fair value of the CMO, based on a combination of Level 2 and Level 3 inputs, including a market participant discount rate, indicated that the related cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Obligations of state and political subdivisions	$(30,349)	$1,323,666	$-	$-	$(30,349)	$1,323,666
Mortgage-backed/CMO securities	$(19,409)	$2,952,742	$(479,473)	$2,308,138	$(498,882)	$5,260,880
Total available for sale	$(49,758)	$4,276,408	$(479,473)	$2,308,138	$(529,231)	$6,584,546

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Obligations of state and political subdivisions	$(117,722)	$2,692,003	$-	$-	$(117,722)	$2,692,003
Mortgage-backed/CMO securities	(59,401)	6,955,344	(380,011)	2,591,514	(439,412)	9,546,858
Preferred stock securities	(10,800)	22,400	-	-	(10,800)	22,400
Total available for sale	$(187,923)	$9,669,747	$(380,011)	$2,591,514	$(567,934)	$12,261,261

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at June 30, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	5,453,496	5,537,571	715,954	735,290
Due after five years through ten years	3,653,765	3,741,769	2,646,610	2,701,070
Due after ten years	2,992,111	3,119,126	2,995,312	2,897,536
	12,099,372	12,398,466	6,357,876	6,333,896
Mortgage-backed/CMO securities	28,705,237	28,634,678	21,169,123	20,935,774
Totals	$40,804,609	$41,033,144	$27,526,999	$27,269,670

Investment securities, with an amortized cost of approximately $32,063,000 at June 30, 2011 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $21,398,000 of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank.  At December 31, 2010, the amortized cost of pledged investment securities totaled $16,847,000 of which $6,557,000 was designated as collateral for borrowings at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $734,800 at June 30, 2011 and $857,100 at December 31, 2010, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at June 30, 2011 and December 31, 2010, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Loans
Portfolio loans consist of the following:

	June 30, 2011	December 31, 2010
Commerical	$13,916,202	$16,195,595
Commercial real estate:
Construction, land development, and other land	18,584,557	19,641,905
Owner occupied	60,907,798	63,315,056
Nonowner occupied	88,684,743	91,690,983
Consumer real estate:
Commercial purpose	10,356,320	11,343,509
Mortgage - Residential	15,661,160	16,772,150
Home equity and home equity lines of credit	10,579,819	11,397,448
Consumer and Other	5,325,963	5,783,631
Subtotal	224,016,562	236,140,277
Unearned income	(195,295)	(201,931)
Total Loans	$223,821,267	$235,938,346

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet.  In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral.  Loans also include the reclassification of demand deposit overdrafts, which amounted to $151,000 at June 30, 2011 and $85,000 at December 31, 2010, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.4 million at June 30, 2011 and $4.2 million at December 31, 2010.

5. Allowance for Loan Losses and Credit Quality of Loans
The Corporation separates its loan portfolio into segments to perform the calculation and analysis of the allowance for loan losses.  The four segments analyzed are Commercial, Commercial Real Estate, Consumer Real Estate, and Consumer and Other.  The Commercial segment includes loans to finance commercial and industrial businesses that are not secured by real estate.  The Commercial Real Estate segment includes: i) construction real estate loans to finance construction and land development and/or loans secured by vacant land and ii) commercial real estate loans secured by non-farm, non-residential real estate which are further classified as either owner occupied or non-owner occupied based on the underlying collateral type.    The Consumer Real Estate segment includes (commercial and non-commercial purpose) loans that are secured by 1 – 4 family residential real estate properties, including first mortgages on residential properties and home equity loans and lines of credit that are secured by first or second liens on residential properties.  The Consumer and Other segment includes all loans not included in any other segment.  These are primarily loans to consumers for household, family, and other personal expenditures, such as autos, boats, and recreational vehicles.

Activity in the allowance for loan losses by portfolio segment is a follows:

	For the Six Months Ended June 30, 2011
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170
Charge offs	(224,929)	(2,096,599)	(1,035,864)	(100,126)	(3,457,518)
Recoveries	122,558	226,684	118,133	70,131	537,506
Provision	(131,499)	488,868	1,221,413	21,218	1,600,000
Ending balance	$815,363	$9,174,381	$2,516,300	$144,114	$12,650,158

	For the Six Months Ended June 30, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$965,255	$15,554,706	$1,915,944	$229,268	$18,665,173
Charge offs	(413,161)	(6,675,681)	(685,531)	(154,967)	(7,929,340)
Recoveries	40,956	560,666	13,474	106,402	721,498
Provision	658,529	1,088,645	625,342	27,484	2,400,000
Ending balance	$1,251,579	$10,528,336	$1,869,229	$208,187	$13,857,331

The following table presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	June 30, 2011
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$436,000	$4,678,000	$879,000	$-	$5,993,000
Collectively evaluated for impairment	379,363	4,496,381	1,637,300	144,114	6,657,158
Total allowance for loan losses	$815,363	$9,174,381	$2,516,300	$144,114	$12,650,158

Loan balances:
Individually evaluated for impairment	$1,028,067	$25,618,141	$2,838,370	$-	$29,484,578
Collectively evaluated for impairment	12,888,135	142,558,957	33,758,929	5,325,963	194,531,984
Total loans	$13,916,202	$168,177,098	$36,597,299	$5,325,963	$224,016,562

	December 31, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and other	Total
Allowance for loan losses:
Individually evaluated for impairment	$462,000	$5,776,000	$297,000	$-	$6,535,000
Collectively evaluated for impairment	587,233	4,779,428	1,915,618	152,891	7,435,170
Total allowance for loan losses	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170

Loan balances:
Individually evaluated for impairment	$1,379,512	$27,427,229	$1,396,122	$403,632	$30,606,495
Collectively evaluated for impairment	14,816,083	147,220,715	38,116,985	5,379,999	205,533,782
Total Loans	$16,195,595	$174,647,944	$39,513,107	$5,783,631	$236,140,277

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

The following table summarizes credit risk grades and nonperforming loans by class of loans at June 30, 2011.

		Commerical Real Estate			Consumer Real Estate
		Construction,					Home equity
		Land					and Home
		Development,	Owner	Non Owner	Commercial	Mortgage -	equity Lines of	Consumer
Risk Grade	Commercial	Other Land	Occupied	Occupied	Purpose	Residential	Credit	and Other
Not Rated	$-	$90,464	$53,384	$-	$-	$13,207,483	$10,257,321	$4,272,981
1	716,945	-	-	-	-	-	-	-
2	252,877	-	536,286	-	-	-	-	-
3	2,021,238	1,195,010	3,597,918	1,027,508	443,968	-	-	510,084
4	3,976,514	1,248,688	13,712,865	24,499,757	1,886,754	-	-	148,789
5	3,302,330	5,530,884	27,596,190	41,085,507	3,759,055	-	-	151,332
6	1,305,292	1,976,762	5,257,256	10,246,558	1,611,067	-	-	-
7	2,341,006	8,542,749	10,153,899	11,825,413	2,655,476	2,453,677	322,498	242,777
Total	$13,916,202	$18,584,557	$60,907,798	$88,684,743	$10,356,320	$15,661,160	$10,579,819	$5,325,963

Performing	$12,446,075	$8,811,787	$54,058,690	$79,001,454	$6,899,817	$14,351,653	$10,353,505	$5,279,718
Nonperforming	1,470,127	9,772,770	6,849,108	9,683,289	3,456,503	1,309,507	226,314	46,245
Total	$13,916,202	$18,584,557	$60,907,798	$88,684,743	$10,356,320	$15,661,160	$10,579,819	$5,325,963

The following table summarizes credit risk grades and nonperforming loans by class of loans at December 31, 2010.

		Commerical Real Estate			Consumer Real Estate
		Construction,					Home equity
		Land					and Home
		Development,	Owner	Non Owner	Commercial	Mortgage -	equity Lines of	Consumer
Risk Grade	Commercial	Other Land	Occupied	Occupied	Purpose	Residential	Credit	and Other
Not Rated	$-	$90,962	$59,510	$-	$-	$13,922,193	$11,100,433	$4,429,637
1	915,371	-	-	-	-	-	-	-
2	508,717	-	-	-	-	-	-	-
3	2,515,293	1,470,334	2,135,613	843,228	353,935	-	-	662,640
4	3,098,230	1,173,686	14,786,199	22,255,054	1,999,213	-	-	282,613
5	4,627,881	5,317,013	30,193,755	41,308,900	3,511,445	-	-	161,696
6	1,837,269	1,865,608	6,790,306	14,083,914	2,284,589	-	-	-
7	2,692,834	9,724,302	9,349,673	13,199,887	3,194,327	2,849,957	297,015	247,045
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Performing	$13,897,127	$10,994,656	$57,069,363	$82,662,548	$8,743,005	$14,965,365	$11,209,677	$5,740,341
Nonperforming	2,298,468	8,647,249	6,245,693	9,028,435	2,600,504	1,806,785	187,771	43,290
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Loans are considered past due when contractually required principal or interest has not been received.  The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of past due loans segregated by class of loans as of June 30, 2011 follows:

							Loans 90+
	Loans Past Due				Loans not	Total	days Past Due
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans	and Accruing
Commercial	$27,310	$278,187	$6,066	$311,563	$13,604,639	$13,916,202	$-
Commercial real estate:
Construction, land development, and other land	142,902	-	5,161,185	5,304,087	13,280,470	18,584,557	-
Owner occupied	186,240	408,628	1,843,746	2,438,614	58,469,184	60,907,798	-
Nonowner occupied	265,108	128,333	2,122,356	2,515,797	86,168,946	88,684,743	-
Consumer real estate:
Commercial purpose	180,182	-	394,960	575,142	9,781,178	10,356,320	-
Mortgage - Residential	-	738,126	72,793	810,919	14,850,241	15,661,160	-
Home equity and home equity lines of credit	218,766	35,210	-	253,976	10,325,843	10,579,819	-
Consumer and Other	48,138	8,173	1,241	57,552	5,268,411	5,325,963	-
Total	$1,068,646	$1,596,657	$9,602,347	$12,267,650	$211,748,912	$224,016,562	$-

An aging analysis of past due loans segregated by class of loans as of December 31, 2010 follows:

							Loans 90+
	Loans Past Due				Loans not	Total	days Past Due
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans	and Accruing
Commercial	$572,949	$-	$530,616	$1,103,565	$15,092,030	$16,195,595	$-
Commercial real estate:
Construction, land development, and other land	-	-	6,091,118	6,091,118	13,550,787	19,641,905	-
Owner occupied	181,565	-	2,672,341	2,853,906	60,461,150	63,315,056	-
Nonowner occupied	-	-	2,032,497	2,032,497	89,658,486	91,690,983	-
Consumer real estate:
Commercial purpose	-	-	1,244,601	1,244,601	10,098,908	11,343,509
Mortgage - Residential	-	179,271	533,216	712,487	16,059,663	16,772,150
Home equity and home equity lines of credit	256,360	104,330	-	360,690	11,036,758	11,397,448	-
Consumer and Other	41,014	13,117	1,631	55,762	5,727,869	5,783,631	-
Total	$1,051,888	$296,718	$13,106,020	$14,454,626	$221,685,651	$236,140,277	$-

Loans are placed on nonaccrual when, in the opinion of management, the collection of additional interest is doubtful.  Loans are generally placed on nonaccrual upon becoming ninety days past due.  However, loans may be placed on nonaccrual regardless of whether or not they are past due.  All cash received on nonaccrual loans is applied to the principal balance.  Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	June 30,	December 31,
	2011	2010
Commercial	$1,470,127	$2,298,468
Commercial real estate:
Construction, land development, and other land	9,772,770	8,647,249
Owner occupied	6,849,108	6,245,693
Nonowner occupied	9,683,289	9,028,435
Consumer real estate:
Commercial purpose	3,456,503	2,600,504
Mortgage - Residential	1,309,507	1,806,785
Home equity and home equity lines of credit	226,314	187,771
Consumer and Other	46,245	43,290
Total	$32,813,863	$30,858,195

The Bank had $11,739,000 and $12,519,000 of troubled-debt restructured (“TDRs”) loans at June 30, 2011 and December 31, 2010, of which $11,275,000 and $7,053,000 are included in nonaccrual loans, respectively.

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Impaired loans and related allowance allocations by class of loans at June 30, 2011 were as follows:

	Recorded	Unpaid Principal	Related	Average
	Investment	Balance	Allowance	Balance
With no related allowance recorded:
Commercial	$256,267	$286,059	$-	$259,611
Commercial real estate:
Construction, land development, and other land	1,583,732	1,750,578	-	1,597,740
Owner occupied	1,474,524	1,854,865	-	1,607,881
Non owner occupied	901,980	963,987	-	912,402
Consumer real estate:
Commercial purpose	541,698	637,070	-	610,851
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	4,758,201	5,492,559	-	4,988,485
With an allowance recorded:
Commercial	771,800	822,499	436,000	784,161
Commercial real estate:
Construction, land development, and other land	7,463,795	11,343,228	1,392,000	7,513,569
Owner occupied	4,296,620	5,235,722	831,000	4,810,096
Non owner occupied	9,897,490	11,439,771	2,455,000	10,389,258
Consumer real estate:
Commercial purpose	2,296,672	2,470,215	879,000	2,310,422
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	24,726,377	31,311,435	5,993,000	25,807,506
Total:
Commercial	1,028,067	1,108,558	436,000	1,043,772
Commercial real estate:
Construction, land development, and other land	9,047,527	13,093,806	1,392,000	9,111,309
Owner occupied	5,771,144	7,090,587	831,000	6,417,977
Non owner occupied	10,799,470	12,403,758	2,455,000	11,301,660
Consumer real estate:
Commercial purpose	2,838,370	3,107,285	879,000	2,921,273
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$29,484,578	$36,803,994	$5,993,000	$30,795,991

Impaired loans and related allowance allocations by class of loans at December 31, 2010 were as follows:

	Recorded	Unpaid Principal	Related	Average
	Investment	Balance	Allowance	Balance
With no related allowance recorded:
Commercial	$551,143	$580,023	$-	$693,352
Commercial real estate:
Construction, land development, and other land	1,487,350	4,417,929	-	2,376,456
Owner occupied	3,217,843	3,438,668	-	1,740,262
Non owner occupied	1,671,186	1,698,476	-	2,377,437
Consumer real estate:
Commercial purpose	704,837	794,233	-	140,967
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	7,632,359	10,929,329	-	7,328,474
With an allowance recorded:
Commercial	828,369	861,986	462,000	1,065,747
Commercial real estate:
Construction, land development, and other land	6,706,756	8,262,532	1,085,000	9,269,626
Owner occupied	4,606,999	5,070,441	1,394,000	4,954,620
Non owner occupied	9,737,095	10,473,268	3,297,000	7,838,019
Consumer real estate:
Commercial purpose	1,094,917	1,100,483	297,000	218,983
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	22,974,136	25,768,710	6,535,000	23,346,995
Total:
Commercial	1,379,512	1,442,009	462,000	1,759,099
Commercial real estate:
Construction, land development, and other land	8,194,106	12,680,461	1,085,000	11,646,082
Owner occupied	7,824,842	8,509,109	1,394,000	6,694,882
Non owner occupied	11,408,281	12,171,744	3,297,000	10,215,456
Consumer real estate:
Commercial purpose	1,799,754	1,894,716	297,000	359,950
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$30,606,495	$36,698,039	$6,535,000	$30,675,469

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

Fair value of assets measured on a recurring basis:
	Fair Value Measurements at June 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$6,158,722	$-	$6,158,722	$-
U.S. agency securities	6,053,344	-	6,053,344	-
Mortgage-backed/CMO securities	28,634,678	-	26,326,540	2,308,138
Preferred stock securities	186,400	-	186,400	-
Total investment securities available for sale	$41,033,144	$-	$38,725,006	$2,308,138

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$6,286,336	$-	$6,286,336	$-
Mortgage-backed/CMO securities	20,935,774	-	18,344,260	2,591,514
Preferred stock securities	47,560	-	47,560	-
Total investment securities available for sale	$27,269,670	$-	$24,678,156	$2,591,514

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the six months ended June 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Fair value of CMO, beginning of period(1)	$2,591,514
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income(2)	(99,462)
Purchases, issuances, and other settlements	(183,914)
Transfers into Level 3(3)	-
Fair value of CMO, June 30, 2011	$2,308,138

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2011	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
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

Fair value on a nonrecurring basis is as follows:
	Fair Value Measurements at June 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$23,491,578	$-	$-	$23,491,578
Other real estate owned	2,967,339	-	-	2,967,339

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$24,071,495	$-	$-	$24,071,495
Other real estate owned	4,294,212	-	-	4,294,212

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$27,888,000	$27,888,000	$40,572,000	$40,572,000
Investments and mortgage-backed securities	41,033,000	41,033,000	27,270,000	27,270,000
FHLBI and FRB stock	779,000	NA	901,000	NA
Loans, net	223,821,000	224,458,000	221,968,000	222,025,000
Accrued interest income	803,000	803,000	834,000	834,000
Financial liabilities:
Deposits
Demand	$77,401,000	$77,401,000	$62,294,000	$62,294,000
NOW	28,572,000	28,176,000	52,019,000	52,089,000
Savings and money market accounts	76,191,000	75,547,000	75,226,000	75,276,000
Time deposits	95,597,000	96,559,000	100,382,000	100,647,000
Brokered certificates	3,367,000	3,482,000	3,359,000	3,463,000
Accrued interest expense	162,000	162,000	204,000	204,000

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

8. Net Income (Loss) per Common Share
Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period.  Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation.  The Corporation follows guidance included in ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities.  This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security.  In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share, as the impact would be anti-dilutive.

The following table presents basic and diluted earnings per share:
	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Weighted average common shares outstanding	3,197,837	3,191,928	3,197,729	3,190,668
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted common shares outstanding	3,197,837	3,191,928	3,197,729	3,190,668

Net income (loss) available to common shareholders	$76,921	$(915,345)	$(145,837)	$(1,535,489)
Basic and diluted net income (loss) per share	$0.02	$(0.29)	$(0.05)	$(0.48)

9. Long Term Incentive Plan
Under the Long Term Incentive Plan (the “Plan”), the Corporation had the authority to grant stock options and restricted stock as compensation to key employees.  Such authority expired April 22, 2008. The Corporation did not award any stock options under the Plan. The restricted shares granted under the Plan have a five-year vesting period. The awards were recorded at fair value on the grant date and are amortized into salary expense over the vesting period.

A summary of the activity under the Plan for the six months ended June 30, 2011 and 2010 is presented below:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Restricted Stock Awards	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	1,210	$16.03	2,033	$17.47
Granted	-	-	-	-
Vested	(348)	18.26	(428)	19.99
Forfeited	-	-	-	-
Outstanding at June 30,	862	$15.14	1,605	$16.80

The total fair value of the awards vested during the three months ended June 30, 2011 and 2010 was $2,578 and $3,780, respectively.  Awards vested during the six months ended June 30, 2011 and 2010 had a total fair value of $6,358 and $8,544, respectively. As of June 30, 2011, there was $13,051 of total unrecognized compensation cost related to nonvested stock awards under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.41 years.

10. Income Taxes
The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

In the second quarter of 2011, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The decrease in the recorded valuation allowance resulted from an increase in the deferred tax liability related to appreciation in the available for sale investment portfolio.  The Corporation recorded a deferred tax valuation allowance against the tax benefit related to the respective pre-tax losses incurred during the three and six month periods ended June 2011 and 2010 due to the uncertainty of future taxable income necessary to realize the recorded net deferred tax asset.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary.  The following is a discussion of the Corporation’s results of operations for the three and six months ended June 30, 2011 and 2010, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

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

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area.  The Corporation has in general experienced a slowing economy in Michigan since 2007.  In particular, Michigan’s unemployment rate at June 2011, although improved from 2010 levels, remains above the national average and among the worst for all states.  Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County.  Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions.  The continued economic difficulties in Michigan have had and may continue to have adverse consequences as described below in “Loans and Asset Quality”.

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

It is against this backdrop that we discuss our financial condition and results of operations for the three and six months ended June 30, 2011 as compared to earlier periods.
	(in thousands except per share data)
Earnings	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net income (loss)	$77	$(915)	$(146)	$(1,535)
Basic and diluted net income (loss) per share	$0.02	$(0.29)	$(0.05)	$(0.48)

Net income (loss) for the three and six months ended June 30, 2011 compared to the same periods last year was positively affected by lower provision for loan losses, lower interest expense due to lower average deposit balances and lower rates, and lower noninterest expense.  These favorable variances were partially offset by lower interest income on loans due to lower average balances, continued high nonaccrual balances, lower loan yields, and lower noninterest income.

Net income for the three months ended June 30, 2011 increased by $992,000 compared to the same period last year.  In the second quarter of 2011, the provision for loan losses decreased by $400,000 and noninterest expense decreased by $583,000 due to lower salaries and employee benefits, FDIC assessment fees, loan collection and foreclosed property expenses, and a decrease in other real estate losses.  Federal income tax benefit increased by $138,000.  Partially offsetting these favorable variances, noninterest income decreased by $115,000.

Net loss for the six months ended June 30, 2011, decreased $1,390,000 compared to the six months ended June 30, 2010.  Provision for loan losses decreased $800,000 and noninterest expense decreased $1,024,000 due to lower salaries and employee benefits, FDIC assessment fees, loan collection and foreclosed property expenses, and lower losses related to other real estate properties.  Federal income tax benefit increased by $77,000.  Partially offsetting these favorable variances, net interest income and noninterest income decreased by $261,000 and $250,000, respectively.

	(in thousands)
Net Interest Income	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Interest and dividend income	$3,290	$3,563	$6,517	$7,297
Interest expense	400	659	851	1,369
Net Interest Income	$2,890	$2,904	$5,666	$5,928

The following tables show an analysis of net interest margin for the three and six months ended June 30:

INTEREST YIELDS AND COSTS
(in thousands)
	For the three months ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$196	$0.1	0.27%	$97	$-	0.12%
Securities: Taxable	36,335	282.1	3.11%	14,923	201.8	5.41%
Tax-exempt (1)	6,060	97.3	6.42%	6,822	102.3	6.00%
Commercial loans (2)(3)	197,764	2,573.1	5.15%	220,682	2,835.3	5.08%
Consumer loans (2)(3)	15,657	207.3	5.31%	17,624	251.2	5.72%
Mortgage loans (2)(3)	15,514	168.4	4.34%	18,376	217.8	4.74%
Total earning assets and total interest income	271,526	3,328.3	4.86%	278,524	3,608.4	5.14%
Cash and due from banks	21,753			29,240
All other assets	13,192			18,045
Allowance for loan losses	(13,601)			(15,723)
Total Assets	$292,870			$310,086
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,617	$1.7	0.02%	$47,625	$23.1	0.19%
Savings	42,090	9.9	0.09%	39,438	18.6	0.19%
MMDA	33,542	50.6	0.60%	30,197	46.9	0.62%
Time	99,822	337.4	0.01	120,299	570.3	1.90%
Total interest bearing liabilities and total interest expense	204,071	399.6	0.79%	237,559	658.9	1.11%
Non-interest bearing deposits	76,368			56,338
All other liabilities	2,093			2,368
Shareholders' Equity	10,338			13,821
Total Liabilities and Shareholders' Equity	$292,870			$310,086
Interest spread			4.07%			4.03%
Net interest income-FTE		$2,928.7			$2,949.5
Net interest margin			4.27%			4.19%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $30,260,000 in 2011 and $36,153,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $19,000 in 2011 and $27,000 in 2010.

INTEREST YIELDS AND COSTS
(in thousands)
	For the six months ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$196	$0.3	0.36%	$99	$-	0.08%
Securities: Taxable	30,844	481.2	3.12%	15,462	417.2	5.40%
Tax-exempt (1)	6,181	191.7	6.20%	6,954	210.2	6.03%
Commercial loans (2)(3)	199,735	5,152.8	5.13%	225,883	5,792.1	5.10%
Consumer loans (2)(3)	15,908	426.6	5.41%	17,980	512.3	5.75%
Mortgage loans (2)(3)	15,780	342.8	4.34%	18,689	456.5	4.89%
Total earning assets and total interest income	268,644	6,595.4	4.89%	285,067	7,388.3	5.16%
Cash and due from banks	28,733			28,151
All other assets	13,504			17,916
Allowance for loan losses	(13,849)			(16,889)
Total Assets	$297,032			$314,245
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$29,021	$4.2	0.03%	$48,440	$49.0	0.20%
Savings	41,129	22.8	0.11%	39,130	37.5	0.19%
MMDA	35,196	109.1	0.63%	32,276	106.3	0.66%
Time	101,676	714.5	1.42%	121,525	1,174.9	1.95%
FHLBI advances	-	-	-	32	1.2	7.29%
Total interest bearing liabilities and total interest expense	207,022	850.6	0.83%	241,403	1,368.9	1.14%
Non-interest bearing deposits	77,638			56,395
All other liabilities	2,110			2,356
Shareholders' Equity	10,262			14,091
Total Liabilities and Shareholders' Equity	$297,032			$314,245
Interest spread			4.06%			4.02%
Net interest income-FTE		$5,744.8			$6,019.4
Net interest margin			4.25%			4.20%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $30,539,000 in 2011 and $38,348,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $46,000 in 2011 and $42,000 in 2010.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $280,000 (7.8%) in the second quarter of 2011 compared to the second quarter of 2010.  This was due to a decrease in average earning assets of $6,998,000 (2.5%) combined with a decrease in the yield on average earning assets of 28 basis points.

The average balance of securities increased $20,650,000 (95.0%) in the second quarter of 2011 compared to the same period in 2010.  This increase was due to $32,424,000 of investment security purchases made from September 2010 through March 2011 as the Bank gradually invested its excess on-balance liquidity into interest earning assets.  The yield on average security balances decreased 201 basis points in the second quarter of 2011 compared to 2010.  Second quarter 2011 investment yields were impacted by the sales of higher yielding securities in December 2010 and the comparatively lower yields of new securities acquired in the current rate environment.

Loan average balances decreased $27,748,000 (10.8%) in the second quarter of 2011 compared to the same period last year while the yield remained the same. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $22,918,000 (10.4%) in the second quarter of 2011 compared to 2010, while the yield increased 7 basis points.  Commercial loans have continued to decrease due to receipt of scheduled payments, charge offs and decreased loan origination activities.  It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods.  In addition, the renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

Loan yields in 2011 continue to be negatively impacted by the elevated level of nonperforming loans. Management expects the average balance of nonperforming loans to continue to remain high in 2011, adversely impacting net interest income. Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial balances and yields. For the first six months of the year, tax equivalent interest income decreased $793,000 (10.7%) from 2010. This was due to a decrease in average earning assets of $16,423,000 (5.8%) combined with a decrease in the yield on average earning assets of 27 basis points.

Securities interest income increased $46,000 and resulted from a $14,609,000 (65.2%) increase in average securities balances, partially offset by a 196 basis point decrease in yield attributable to the comparatively lower yields on securities purchased in the current rate environment, as discussed above.   Loan interest income decreased $839,000 (12.4%) due to lower average balances of $31,130,000 (11.9%) combined with a decrease in the average yield of 3 basis points.

The largest decline in terms of average balances was in commercial loans, which decreased $26,148,000 (11.6%).  Average balances decreased primarily due to charge-offs, receipt of scheduled payments and decreased loan origination activities. Partially offsetting the impact of lower average balances was an increase in yield of 3 basis points in the first six months of 2011 compared to 2010.  The renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the second quarter of 2011 decreased $259,000 (39.4%) compared to the second quarter of 2010.  This was the result of lower interest rates paid on deposits of 32 basis points combined with lower average deposit balances of $33,488,000 (14.1%).

Interest expense on deposits for the first six months of 2011 decreased $517,000 (37.8%) compared to 2010. This resulted from a decrease in the average interest rate paid on deposits of 31 basis points and lower average balances of $34,349,000 (14.2%) in 2011 compared to 2010.

The Bank had no outstanding borrowed funds at June 30, 2011 and 2010, respectively.

Liquidity
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities.  Liquidity risk is the risk of the Corporation being unable to meet current and future financial obligations in a timely manner. To manage liquidity risk the Corporation relies primarily on a large, stable core deposit base and excess on-balance sheet cash positions.  Additionally, the Corporation has access to certain wholesale funding sources (as discussed below) to manage unexpected liquidity needs.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $68.9 million at June 30, 2011 or about 23.5% of total assets. This compares to $67.8 million or about 22.2% of total assets at year end 2010.  Liquidity is important for financial institutions because of the need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s liquid assets at June 30, 2011, investment securities with a fair value of approximately $32,544,000 were pledged to secure borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, public deposits and for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank.  Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market.  Management also attempts to offer a wide variety of products to meet the needs of its customers.  The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $36,000,000 at June 30, 2011 and $35,000,000 at December 31, 2010.  The Bank had $3.4 million of brokered deposits at June 30, 2011.  Due to the Bank’s capital classification as “undercapitalized” at June 30, 2011, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”).  See “Capital” section of this Management’s Discussion and Analysis for further details.

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At June 30, 2011, the Bank had a $27,000,000 line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral.  The Bank also had a $17,000,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral.  At June 30, 2011, the Bank had no borrowings outstanding against these lines of credit.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of June 30, 2011:
	(in thousands)
	0-3	4-12	1-5	5+
Interest Rate Sensitivity	Months	Months	Years	Years	Total
Assets:
Loans	$93,672	$50,818	$78,224	$1,107	$223,821
Securities	4,940	11,070	20,377	5,425	41,812
Short term investments	197	-	-	-	197
Total rate sensitive assets	$98,809	$61,888	$98,601	$6,532	$265,830
Liabilities:
NOW, Savings & MMDA	$33,802	$-	$-	$70,961	$104,763
Time deposits	22,320	45,388	31,230	26	98,964
Total rate sensitive liabilities	$56,122	$45,388	$31,230	$70,987	$203,727
Rate sensitivity GAP and ratios:
GAP for period	$42,687	$16,500	$67,371	$(64,455)
Cumulative gap	42,687	59,187	126,558	62,103

Cumulative rate sensitive ratio	1.76	1.58	1.95	1.30
December 31, 2010 rate sensitive ratio	1.55	1.50	1.83	1.14

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 158% asset sensitive as of June 30, 2011.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices.  Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin.  This modeling indicates that a 100 basis point gradual decrease in interest rates would decrease net interest income by approximately 1.10% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 2.00% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans

	Second Quarter		Year-to-Date
Provision for Loan Losses	2011	2010	2011	2010
Total	$800	$1,200	$1,600	$2,400

The provision for loan losses for the second quarter of 2011 was $800,000 compared to $1,200,000 for the second quarter of 2010.  A provision of $1,600,000 was recorded for the six months ended June 30, 2011 compared to a provision of $2,400,000 during the same period of 2010.  The reduction in provision expense was primarily associated with reduced charge offs, a decrease in nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio relative to the conditions faced by the Bank one year ago.

Loan charge offs totaled $2,129,000 for the second quarter 2011 compared to $1,329,000 and $3,283,000 for the quarters ended March 31, 2011 and June 30, 2010, respectively.  Loan charge offs totaled $3,458,000 for the six months ended June 30, 2011 compared to $7,930,000 during the same period in 2010.  The charge offs for each period have largely been driven by declines in the value of real estate securing our loans.  In recent quarters, however, the velocity of the value decline has been slowing, thereby translating into a decline in charge offs.  Loans transferred to other real estate during the quarter ended June 30, 2011 totaled $104,000 compared to $0 and $1,078,000 transferred to ORE during the quarters ended March 31, 2011 and June 30, 2010, respectively.

In recent quarters we have experienced a decline in the pace of commercial loans migrating to lower loan risk grades, which receive higher allocations in our allowance for loan loss analysis.  We have also experienced an improvement in the quality of some credits resulting in improved loan grades and lower reserve allocations.  Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $1,600,000 for the six months of 2011 and the level of the allowance for loan losses of $12,650,000 at June 30, 2011.

Loans and Asset Quality

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	June 30, 2011		December 31, 2010
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$23,496	10.5%	$24,546	10.4%
Residential home equity/other junior liens	13,101	5.8%	14,967	6.4%
Construction, land development and other land loans	18,585	8.3%	19,641	8.3%
Multifamily residential properties	2,328	1.0%	2,364	1.0%
Owner-occupied nonfarm, nonresidential properties	60,908	27.2%	63,315	26.8%
Other nonfarm, nonresidential properties	86,356	38.6%	89,327	37.8%
Commercial	13,916	6.2%	16,196	6.9%
Consumer	4,283	1.9%	4,499	1.9%
Other	1,043	0.5%	1,285	0.5%
Total gross loans	224,016	100.0%	236,140	100.0%
Net unearned fees	(195)		(202)
Total loans	$223,821		$235,938

At June 30, 2011, total loans decreased $12,124,000 (5.1%) from December 31, 2010. During the six months of 2011, construction, land development and other land loans decreased $1,056,000 (5.4%), loans secured by nonresidential properties (owner occupied and nonowner occupied) decreased $5,378,000 (3.5%), commercial loans decreased $2,280,000 (14.1%), and loans secured by consumer real estate decreased $2,916,000 (7.4%).

In general, the decrease in all portfolio segments was primarily attributable to the receipt of scheduled payments which has served to reduce the Bank’s asset size and facilitate some improvement in our regulatory capital ratios, while reducing concentrations in higher stress real estate secured loans.  In addition, charge offs totaling $3,458,000, taken primarily on impaired loans with previously established specific reserves, contributed to the $12,124,000 decrease in loans.  These factors, coupled with limited demand for new loans by credit worthy borrowers, have curbed net portfolio growth.

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

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
	June 30,	December 31,	June 30,
	2011	2010	2010
Nonaccrual loans	$32,814	$30,858	$33,125
90 days or more past due and still accruing	-	-	202
Total nonperforming loans	32,814	30,858	33,327
Other real estate owned	2,967	4,294	6,536
Total nonperforming assets	$35,781	$35,152	$39,863

Nonperforming loans as a percent of total loans	14.66%	13.08%	13.35%
Allowance for loan losses as a percent of nonperforming loans	38.55%	45.27%	41.58%
Nonperforming assets as a percent of total loans and other real estate	15.78%	14.63%	15.56%

Nonperforming loans at June 30, 2011 increased $1,956,000 from December 31, 2010 and decreased $311,000 from $33,125,000 reported at June 30, 2010.  The decrease from June 30, 2010 results from the combination of charge offs recorded on collateral dependent loans, the upgrade of certain loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the migration of loans to other real estate owned, and continued payments received from borrowers, which in aggregate, exceeded newly identified nonperforming loans.  The net increase of $1,956,000 in nonperforming loans from December 31, 2010 resulted primarily from the transfer of 6 commercial real estate loan relationships totaling approximately $6,950,000 to nonaccrual status based on management’s assessment of projected cash flow weaknesses and known collateral shortfalls.  At June 30, 2011, all but one of these loans totaling $321,000 continues to be current on their scheduled payments.  Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of June 30, 2011, approximately $21,500,000 (65.5%) of nonperforming loans are making scheduled payments on their loans.  Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories.  All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

At June 30, 2011, impaired loans totaled approximately $29,485,000, which included specifically identified loans in nonaccrual status, other than homogeneous smaller commercial, residential, and consumer loans, and $9,244,000 of commercial troubled debt restructurings.  Specific reserves assigned to impaired loans at June 30, 2011 aggregated to $5,993,000.  Impaired loans without specific reserve allocations totaled $4,758,000, indicating that the loans are well collateralized at this time.

Total troubled debt restructured loans totaled $11,739,000 at June 30, 2011, of which $11,275,000 were included in nonaccrual loans and $2,158, 000 were nonperforming commercial real estate restructurings.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2011 was $12,650,000, a decrease of $1,320,000 from December 31, 2010.  The allowance for loan losses represented 5.65% and 5.92% of gross loans at June 30, 2011 and December 31, 2010 and provided a coverage ratio to nonperforming loans of 38.6% and 45.3% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses.  When all of these factors were considered, management determined that the $1,600,000 provision for the six months of 2011 and the $12,650,000 allowance as of June 30, 2011 were appropriate.

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

Although updated appraisals received during more recent quarters indicated that property values for collateral on our impaired loans continue to be depressed, the appraisals did not reflect the extent of value erosion relative to that experienced in prior quarters.  However, at present, the weak Michigan economy and historically high unemployment levels continue to delay signs of economic recovery in our market area.  Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves well above normal levels.

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

Groups of homogeneous noncommercial loans, such as residential real estate loans, home equity and home equity lines of credit, and consumer loans receive allowance allocations based on loan type, primarily determined based on historical loss experience rather than by risk grade.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change.  While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at June 30, 2011, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

	(in thousands)
	Second Quarter		Year-to-Date
Noninterest Income	2011	2010	2011	2010
Total	$722	$837	$1,434	$1,684

Noninterest income which includes service charges and other fee income, trust income, gain (loss) on available for sale securities, gain on sale of loans, and other miscellaneous income, decreased by $115,000 (13.7%) in the second quarter of 2011 compared to the same quarter of 2010.

Service charges and other fee income decreased $109,000 (13.9%) in the second quarter of 2011 compared to the second quarter of 2010 primarily due to lower nonsufficient fund fees resulting from the impact of new regulation on overdraft protection effective August 2010, lower commercial and consumer loan late fees, lower service charges on business checking accounts, and lower merchant discount fees. These unfavorable variances were partially offset by higher ATM network income.

Trust income decreased $8,000 (14.4%) in the second quarter of 2011 compared to the second quarter of 2010.  This was due to market value fluctuations (as fees are market value based), change in composition of investments, and fewer accounts.

For the six months ended June 30, 2011, noninterest income decreased $250,000 (14.8%) compared to the same prior year period.  The decrease resulted from lower service charges of $256,000 and a decrease in trust income of $26,000, each attributable to the respective factors identified above. These unfavorable variances were partially offset by gains on sale of SBA loans of $31,000 in the first quarter of 2011.

	(in thousands)
	Second Quarter		Year-to-Date
Noninterest Expense	2011	2010	2011	2010
Total	$2,813	$3,396	$5,724	$6,748

Noninterest expense decreased $583,000 (17.2%) in the second quarter of 2011 compared to the same quarter in 2010.

The decrease is due to reductions in salaries and benefits, occupancy expense, FDIC assessment fees, professional fees, loan and collection expenses, loss on sale of ORE, NSF check and other losses and insurance expense. Due to the challenging economic environment, management continues to be focused on initiatives to reduce and contain noninterest expense.

The most significant component of noninterest expense is salaries and employee benefits. In the second quarter of 2011, salaries and employee benefits decreased $136,000 (10.4%) from the second quarter of 2010.  This was primarily due to decreases in salaries of $87,000 (8.0%), contracted payroll of $56,000 (86.6%), and FICA taxes of $6,000 (7.6%). The decrease in salary and wage expense resulted from leaner staffing levels and a vacant management position relative to the same period in 2010.  Contract payroll expense was lower due to reduced commercial loan workout staffing levels as a result of a reduction in the number of newly identified, higher stress, problem credits relative to the Bank’s experience in the same prior year period.

Occupancy expense decreased $46,000 (18.2%) in the second quarter of 2011 compared to the same quarter of 2010 primarily due to lower depreciation and building services expense.  Building services expense decreased due to a change in the Bank’s cleaning services vendor and from lower exterior maintenance costs incurred for lawn maintenance services during the current quarter relative to same quarter of 2010.

Equipment expense increased $18,000 (21.4%) in the second quarter of 2011 compared to the same quarter of 2010 due to higher costs incurred for vehicle maintenance and equipment rental expense.  During the second quarter of 2011 the Bank’s courier vehicle required extensive repairs related to transmission work and collision repair.  Higher equipment rental expense resulted from rental of certain components of a new phone system which was installed in 2010.

Professional and service fees decreased $35,000 (8.0%) in the second quarter of 2011 compared to the same quarter in 2010.  The decrease in legal fees correlates with the reduction in the number of newly identified problem credits and fewer foreclosure actions initiated relative to the Bank’s experience in the same prior year period.  Audit and accounting fees decreased from the comparable prior year period due to fee adjustments related to financial reform legislation and reduced audit scopes for which fee adjustments were not recognized until late 2010.  Partially offsetting these favorable expense reductions, other fees increased over the same prior year period due to consulting fees related to the Company’s recapitalization efforts, SBA loan program, and the timing of a benefit plan audit.

Computer service fees decreased $7,000 (6.4%) in the second quarter of 2011 compared to the same quarter of 2010.  This decrease was primarily due to a decrease in cost for trust department software in 2011 compared to 2010.

FDIC assessment fees decreased $102,000 (28.3%) in the second quarter of 2011 compared to the same quarter of 2010 in part due to a decrease in the Bank’s size (i.e., net assets) and the FDIC’s reconfiguration of the assessment system for deposit insurance premiums which became effective April 1, 2011.

As a FDIC insured institution, we are required to pay deposit insurance premium assessments to the FDIC.  Under the FDIC’s former risk-based assessment system for deposit insurance premiums, all insured depository institutions were placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.  Deposit insurance assessments ranged from 0.07% to 0.78% of average domestic deposits, depending on an institution’s risk classification and other factors.

Effective beginning April 1, 2011, banks are charged FDIC insurance premiums based on net assets (defined as the quarter to date average daily total assets less the quarter to date average daily Tier 1 capital) rather than based on average domestic deposits.  Initial base assessment rates vary from 0.05% to 0.35% of net assets and may be adjusted between negative 0.025% and positive .010% for an unsecured debt adjustment and a brokered deposit adjustment.  Assuming that we remain in the same risk category, we expect that this new FDIC assessment system will continue to result in reduced deposit insurance premiums relative to 2010 levels.

Insurance expense decreased $47,000 (25.6%) in the second quarter of 2011 compared to the same quarter of 2010. The decrease is a result of favorable policy renewals and rewrites completed in the first quarter of 2011.

Printing and supplies increased $12,000 (30.3%) in the second quarter of 2011 compared to the same quarter of 2010 due to the timing of purchases.

Loan collection and foreclosed property expenses primarily include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, and carrying costs related to other real estate.  Total expense decreased $54,000 (32.5%) in the second quarter of 2011 compared to the same quarter of 2010.  The decrease in 2011 is primarily due to fewer new problem loans in 2011 and a decrease in the level of other real estate owned during the quarter relative to the comparable quarter of 2010.

For the three months ended June 30, 2011, net loss on the sale/write-down of ORE totaled $17,000 and included $32,000 of valuation write-downs on ORE properties and $15,000 of net gains recorded on sales of ORE properties and repossessed assets.

Other expense decreased $59,000 (25.9%) in the second quarter of 2011 compared to the same quarter of 2010 primarily due to elevated losses on fraudulent checks incurred during June 2010 and reduced marketing expenses in 2011.  These favorable variances were partially offset by higher expense for business development and postage.

For the first six months of 2011, noninterest expense decreased $1,024,000 (15.2%) compared to 2010.

The most significant component of noninterest expense is salaries and employee benefits. In the first half of 2011, salaries and employee benefits decreased $323,000 (12.0%) from the same period in 2010.  This was primarily due to decreases in salaries of $256,000 (11.3%), contract payroll of $85,000 (79.3%), and FICA taxes of $19,000 (11.5%). These decreases were partially offset by an increase of $36,000 (39.5%) in group medical insurance. These decreases were the result of leaner staffing levels in 2011 compared to 2010 as well as not yet filling an upper management position that was vacated in the second half of 2010.  Contract payroll expense was lower due to reduced loan workout staffing levels as a result of a reduction in newly identified, higher stress, problem credits relative to the same prior year period.  Group medical insurance increased due to a greater number of employees electing to participate in the Bank’s medical insurance plan in 2011 compared to 2010 and the general, continued increase in medical insurance costs.

Occupancy expense decreased $60,000 (11.1%) in the first half of 2011 due to lower building services expense, property taxes and depreciation. Building services expense decreased due to selection of a new interior cleaning services vendor and lower exterior maintenance costs for lawn care services compared to same period of 2010.  Lower property tax expense in 2011 reflects general decreases in the assessed and taxable values of the Bank’s facilities relative to 2010.  Depreciation expense has decreased as certain of the Bank’s main office renovation projects have become fully depreciated.

Equipment expense increased $7,000 (3.8%) in the first half of 2011 compared to the same six months of 2010 due to the higher costs for vehicle maintenance and equipment rental expense identified above.   These were partially offset by lower equipment maintenance and depreciation expense.

Professional and service fees decreased $75,000 (9.0%) in the first half of 2011 compared to the same period of 2010.  Expense reductions primarily related to lower legal, auditing, and accounting fees resulting from factors explained above.  These expense decreases were partially offset by increased other fees, also explained above.

Computer service fees decreased $12,000 (5.1%) in the first half of 2011 compared to the same period of 2010.  This decrease was due to a decrease in cost for trust department software in 2011 compared to 2010 as well as reductions in charges from other vendors.

FDIC assessment fees decreased $133,000 (18.6%) in the first half of 2011 compared to the same period of 2010 in part due to a decrease in the Bank’s size (i.e., net assets) and the FDIC’s reconfiguration of the assessment system for deposit insurance premiums which became effective April 1, 2011, as explained above.

Insurance expense decreased $61,000 (17.6%) in the first half of 2011 compared to the same period of 2010. The decrease is a result of favorable policy renewals and rewrites with different and existing carriers completed in the first quarter of 2011.

Printing and supplies increased $7,000 (9.0%) in the first half of 2011 compared to the same period of 2010 due to the timing of purchases.

Director fees increased $6,000 (18.3%) in the first half of 2011 compared to the same period of 2010 due to the timing of scheduled meetings and the addition of a new director to the Bank’s Compliance Committee in late 2010.

Loan collection and foreclosed property expenses primarily includes collection costs related to nonperforming and delinquent loans and other real estate.  Total expense decreased $168,000 (38.8%) in the first half of 2011 compared to the same period of 2010.  The decrease relates to the identification of fewer new problem loans and a decrease in the level of other real estate owned by the Bank in 2011 relative to the same period in 2010.

For the six months ended June 30, 2011, net loss on the sale/write-down of ORE totaled $42,000 and included $50,000 of valuation write-downs on ORE properties and $8,000 of net gains recorded on sales of ORE properties and repossessed assets.

Other expense decreased $70,000 (19.2%) in the first half of 2011 compared to the same period of 2010 primarily due to elevated fraudulent checks losses incurred in June 2010, reduced marketing expenses in 2011, and the timing of community contributions made to date in 2011.  These favorable variances were partially offset by higher expense for business development, postage, and continuing employee education and training costs.

	(in thousands)
	Second Quarter		Year-to-Date
Income Tax Expense (Benefit)	2011	2010	2011	2010
Total	$(78)	$61	$(78)	$(1)

In the second quarter of 2010, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Corporation’s available for sale investment portfolio.  The Corporation also recorded a deferred tax valuation allowance on the tax benefit related to the pre-tax loss recognized during the six month periods ended June 30, 2011 and 2010 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

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
to total assets of 2% or less

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).The Corporation’s and the Bank’s actual capital amounts and ratios are presented as of June 30, 2011 and December 31, 2010 in the following table:

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$13,437,000	5.71%	$18,810,000	8%	$23,512,000	10%
FNBH Bancorp	13,314,000	5.66%	18,810,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,374,000	4.41%	9,405,000	4%	14,107,000	6%
FNBH Bancorp	10,251,000	4.36%	9,405,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,374,000	3.54%	11,715,000	4%	14,644,000	5%
FNBH Bancorp	10,251,000	3.50%	11,715,000	4%	N/A	N/A

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$13,632,000	5.58%	$19,530,000	8%	$24,412,000	10%
FNBH Bancorp	13,580,000	5.56%	19,530,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,442,000	4.28%	9,765,000	4%	14,647,000	6%
FNBH Bancorp	10,390,000	4.26%	9,765,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,442,000	3.50%	11,919,000	4%	14,898,000	5%
FNBH Bancorp	10,390,000	3.49%	11,919,000	4%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  At June 30, 2011 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC.  In addition to these minimum capital requirements, the Consent Order imposes other requirements on the Bank, including the development and pursuit of a strategic plan addressing certain specific factors listed in the Consent Order, improvements to the Bank's liquidity risk management program, improvements to the Bank's loan portfolio management, the reduction of the Bank's concentration in various loan categories, and related matters.  Since the time the Consent Order was entered, the Bank has been actively working to address all requirements of the Consent Order.  The Bank believes it is in material compliance with all of the requirements of the Consent Order other than the minimum capital requirements described above; however, there may be additional, ongoing actions the Bank is required to take in order to be in full compliance with the Consent Order.  While the OCC could take further regulatory enforcement action against the Bank if the OCC believes the Bank is not in compliance with any requirement of the Consent Order, the Bank currently believes that its failure to meet the minimum capital requirements established by the Consent Order is the primary risk factor in determining the likelihood and extent of any further, more severe regulatory enforcement action (such as receivership of the Bank).  In light of the Bank’s continued losses and capital position at June 30, 2011, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital.

In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2 of the 2010 Annual Report contained in the Corporation’s report on Form 10-K filing.  The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized.  The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to significantly undercapitalized to critically undercapitalized.

Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern.  As of June 30, 2011, our nonperforming assets exceed the sum of our capital and allowance for loan losses by over 50%.  As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio.  However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain.  Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan.  If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent.

During 2010 and through the current date, we have worked with financial and legal advisors to pursue various transactions that would provide additional capital to the Bank.  We continue to actively pursue these transactions.  In connection with these efforts, the Corporation has scheduled a special shareholder meeting to be held on Thursday, September 22, 2011.  The purpose of the special meeting is to vote upon a proposal to effect a 1-for-7 reverse stock split of the Corporation's outstanding shares of common stock.  The primary purpose of this reverse stock split is to increase the number of the Corporation’s authorized common stock available for future issuance.  Please refer to the proxy statement we filed with the Securities and Exchange Commission (SEC) on August 10, 2011 for more details regarding the special meeting, the proposed reverse stock split, and how to vote your shares of common stock.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs.  The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation.  Depending on the extent of the future cash needs of the holding company, the timing and success of any capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses.  Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation.  The holding company expenses were approximately $62,000 for 2010 and approximately $76,000 for the first six months of 2011.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the valuation of investment securities, the allowance for loan losses, and income taxes.  Refer to Notes 1c, 1e and 1k of the December 31, 2010 Consolidated Financial Statements as included in Form 10-K for additional information on critical accounting policies.

Contractual Obligations
The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $92,000 at June 30, 2011 and December 31, 2010, respectively.  These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held on those commitments at June 30, 2011 and December 31, 2010, where there is collateral, was in excess of the committed amount.  A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards
In April 2011, the FASB has issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides guidance for creditors when determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring or loan modification constitutes a troubled debt restructuring.  The ASU also provides additional disclosure requirements.  It is effective for public companies for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and have been added to Note 5.

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
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2011, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.
During the quarter ended June 30, 2011 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended June 30, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/ Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/ Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date:  August 15, 2011