Form 10-Q
period 2011-09-30
FNBH BANCORP INC
filed 2011-12-02
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 453,553 shares of the Corporation’s Common Stock (no par value) were outstanding as of October 31, 2011.

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

Part I – Financial Information
Item 1.  Financial Statement
FNBH BANCORP INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$33,665,622	$40,376,267
Short term investments	196,652	196,159
Total cash and cash equivalents	33,862,274	40,572,426

Investment Securities:
Investment securities available for sale, at fair value	45,132,270	27,269,670
FHLBI and FRB stock, at cost	779,050	901,350
Total investment securities	45,911,320	28,171,020

Loans held for investment:
Commercial	186,285,011	203,025,518
Consumer	15,301,915	16,641,544
Real estate mortgage	15,056,261	16,271,284
Total loans held for investment	216,643,187	235,938,346
Less allowance for loan losses	(10,110,063)	(13,970,170)
Net loans held for investment	206,533,124	221,968,176
Premise and equipment, net	7,576,255	7,692,185
Other real estate owned, held for sale	3,407,543	4,294,212
Accrued interest and other assets	1,885,866	2,642,511
Total assets	$299,176,382	$305,340,530

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	87,697,326	62,294,189
NOW	29,094,633	52,018,941
Savings and money market	74,213,235	75,226,475
Time deposits	93,025,401	100,382,011
Brokered certificates of deposit	3,371,976	3,358,573
Total deposits	287,402,571	293,280,189
Other borrowings	32,813	-
Accrued interest, taxes, and other liabilities	1,664,331	1,926,543
Total liabilities	289,099,715	295,206,732

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at September 30, 2011 and December 31, 2010; 453,553 shares issued and outstanding at September 30, 2011 and 452,675 shares issued and outstanding at December 31, 2010	7,075,336	6,935,140
Retained earnings	2,174,097	2,747,615
Deferred directors' compensation	577,111	708,372
Accumulated other comprehensive income (loss)	250,123	(257,329)
Total shareholders' equity	10,076,667	10,133,798
Total liabilities and shareholders' equity	$299,176,382	$305,340,530

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$2,766,270	$3,220,073	$8,669,858	$9,956,366
Interest and dividends on investment securities:
U.S. Tresaury, agency securities and CMOs	272,179	183,903	741,076	590,264
Obligations of states and political subdivisions	60,227	68,063	191,535	211,021
Other securities	5,166	3,555	17,492	14,364
Interest on short term investments	245	92	1,067	324
Total interst and dividend income	3,104,087	3,475,686	9,621,028	10,772,339

Interest expense:
Interest on deposits	374,135	614,012	1,224,692	1,981,698
Interest on other borrowings	-	-	-	1,174
Total interest expense	374,135	614,012	1,224,692	1,982,872
Net interest income	2,729,952	2,861,674	8,396,336	8,789,467
Provision for loan losses	800,000	1,200,000	2,400,000	3,600,000
Net interest income after provision for loan losses	1,929,952	1,661,674	5,996,336	5,189,467
Noninterest income:
Service charges and other fee income	676,418	728,172	1,975,500	2,283,066
Trust income	50,024	57,274	153,050	186,664
Loss on available for sale securities	(75,608)	-	(75,608)	-
Other	40,192	2,496	72,153	2,361
Total noninterest income	691,026	787,942	2,125,095	2,472,091
Noninterest expense:
Salaries and employee benefits	1,231,531	1,223,452	3,613,957	3,929,357
Net occupancy expense	198,442	279,557	678,555	819,478
Equipment expense	85,310	79,447	265,688	253,180
Professional and service fees	421,536	454,647	1,174,573	1,282,352
Loan collection and foreclosed property expenses	112,878	139,120	376,724	570,500
Computer service fees	157,485	109,301	379,368	343,066
Computer software amortization expense	57,226	64,422	176,532	194,750
FDIC assessment fees	259,442	358,099	842,928	1,074,953
Insurance	135,855	182,743	419,171	526,765
Printing and supplies	29,385	33,290	109,804	107,068
Director fees	17,938	15,375	57,063	48,450
Net loss on sale/writedown of OREO and repossessions	235,749	81,687	277,417	254,450
Other	157,032	179,594	452,021	544,570
Total noninterest expense	3,099,809	3,200,734	8,823,801	9,948,939
Loss before federal income taxes	(478,831)	(751,118)	(702,370)	(2,287,381)
Federal income tax benefit	(51,150)	(69,359)	(128,852)	(70,133)
Net loss	$(427,681)	$(681,759)	$(573,518)	$(2,217,248)

Per share statistics:
Basic and diluted EPS	$(0.94)	$(1.49)	$(1.25)	$(4.86)
Basic and diluted average shares outstanding	457,333	456,699	457,308	456,425

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	12,324				12,324
Issued 1,074 shares to employee stock purchase plan	3,360				3,360
Issued 1,158 shares for deferred directors' fees	177,548		(177,548)		-
Comprehensive loss:
Net loss		(2,217,248)			(2,217,248)
Change in unrealized gain on investment securities available for sale, net of tax effect				136,140	136,140
Total comprehensive loss					(2,081,108)
Balances at September 30, 2010	$6,931,360	$4,423,812	$708,371	$247,297	$12,310,840

Balances at January 1, 2011	$6,935,140	$2,747,615	$708,372	$(257,329)	$10,133,798
Earned portion of long term incentive plan	8,935				8,935
Issued 878 shares for deferred directors' fees	131,261		(131,261)		-
Comprehensive loss:
Net loss		(573,518)			(573,518)
Change in unrealized gain on investment securities available for sale, net of tax effect				431,844	431,844
Less reclassification adjustment for other-than-temporary impairment charge on securities included in net loss, net of tax effect				75,608	75,608
Total comprehensive loss					(66,066)
Balances at September 30, 2011	$7,075,336	$2,174,097	$577,111	$250,123	$10,076,667

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(573,518)	$(2,217,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,400,000	3,600,000
Depreciation and amortization	510,606	563,912
Deferred income tax benefit	(128,852)	(70,133)
Net amortization on investment securities	252,535	801
Loss on available for sale securities	75,608	-
Earned portion of long term incentive plan	8,935	12,324
Loss on disposal of fixed assets	2,058	-
Net loss on the sale of other real estate owned and repossessions, held for sale	277,417	254,450
Decrease in accrued interest income and other assets	578,539	1,519,180
Decrease in accrued interest, taxes, and other liabilities	(262,212)	(392,793)
Net cash provided by operating activities	3,141,116	3,270,493
Cash flows from investing activities
Purchases of available for sale securities	(23,635,680)	(4,369,159)
Proceeds from maturities and calls of available for sale securities	2,500,000	890,000
Proceeds from mortgage-backed securities paydowns - available for sale	3,581,241	3,621,570
Proceeds from repurchase of FHLBI stock	122,300	-
Net decrease in loans	11,864,810	17,781,058
Proceeds from sale of other real estate owned and repossessions, held for sale	1,779,494	1,674,287
Capital expenditures	(218,628)	(76,340)
Net cash (used in) provided by investing activities	(4,006,463)	19,521,416
Cash flows from financing activites:
Net decrease in deposits	(5,877,618)	(20,736,854)
Payments on FHLBI note	-	(413,970)
Proceeds from borrowings	32,813	-
Shares issued for employee stock purchase plan	-	3,360
Net cash used in financing activities	(5,844,805)	(21,147,464)
Net (decrease) increase in cash and cash equivalents	(6,710,152)	1,644,445
Cash and cash equivalents at beginning of year	40,572,426	37,043,665
Cash and cash equivalents at end of period	$33,862,274	$38,688,110

Supplemental disclosures:
Interest paid	$1,289,025	$2,077,993
Net federal income taxes refunded	-	1,693,691
Loans transferred to other real estate	1,170,242	5,571,098
Loans charged off	6,955,979	10,332,819

See notes to interim consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.   In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the 2010 Annual Report contained in the Corporation’s report on Form 10-K filing.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

The consolidated financial statements included in this Form 10-Q have been prepared assuming our wholly-owned subsidiary bank, First National Bank in Howell(the Bank), continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

2. Financial Condition and Management’s Plan
In light of the Bank’s continued losses, insufficient capital position at September 30, 2011 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversight of the Bank.  In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability.  In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank.  However, even if successful, implementation of all components of management’s plan is not expected to produce profitable results in 2011 and may not be successful in maintaining the Bank or the Corporation as a going concern.  Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2010 Annual Report within the Corporation’s Form 10-K filing.

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

While the Company is hopeful that its ongoing efforts to raise additional capital will be successful, there are significant hurdles that remain in order for the Company to raise the amount of capital necessary for the Bank to comply with the requirements of the Consent Order. The Company makes no assurances that its plan or related efforts will improve the Bank’s financial condition and further deterioration of the Bank’s capital position is possible.  The current economic environment in southeast Michigan and local real estate market conditions will continue to impose significant challenges on the Bank and are expected to adversely impact financial results.  Any further declines in the Bank’s capital levels may likely result in more regulatory oversight or enforcement action by either the OCC or the Federal Deposit Insurance Corporation (the “FDIC”).

3. Investment Securities
Investment securities available for sale consist of the following:

	September 30, 2011
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$5,808,938	$201,700	$-	$6,010,638
U.S. agency securities	3,990,000	42,766		4,032,766
Mortgage-backed/CMO securities	34,905,557	497,786	(474,477)	34,928,866
Preferred stock securities(1)	48,800	111,200	-	160,000
Total available for sale	$44,753,295	$853,452	$(474,477)	$45,132,270

	December 31, 2010
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$6,309,076	$94,982	$(117,722)	$6,286,336
Mortgage-backed/CMO securities	21,169,123	206,063	(439,412)	20,935,774
Preferred stock securities(1)	48,800	9,560	(10,800)	47,560
Total available for sale	$27,526,999	$310,605	$(567,934)	$27,269,670

(1) Represents preferred stocks issued by Freddie Mac and Fannie Mae

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI) based on guidance included in ASC Topic 320, Investments – Debt and Equity Instruments.  This guidance requires an entity to assess whether it intends to sell, or whether it is more likely than not that it will be required to sell, a security in an unrealized loss position before the recovery of the security’s amortized cost basis.  If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

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

The Company makes a quarterly assessment of other than temporary impairment on its non-agency mortgage backed security primarily based on a quarterly cash flow analysis performed by an independent third-party specialist.  The analysis considers attributes of the security and specific loan level collateral underlying the security.  The estimated fair value of the security's cash flows is calculated by the specialist using an INTEX valuation model, subject to certain assumptions regarding expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs.

At September 30, 2011, the security had a book value of $2,621,000 (89.90% of par); recorded fair value of $2,172,000 (74.50% of par) using an 11.0% discount rate intended to reflect estimated uncertainty and liquidity premiums, after adjustment for estimated credit loss cash flows; and an unrealized loss of $449,000 (15.40% of par).

Certain key attributes of the security or the underlying loans supporting the security include:  a super senior tranche position and a weighted average remaining credit score (based on original FICO) for borrowers of 741.  The primary location of underlying loans was:  70% in California; 4% in Florida; and 2% in Arizona.  The delinquency status of the underlying loans at September 30, 2011 was:  2.27% past due 30-59 days; 1.32% past due 60-89 days; 10.95% past due 90 days or more; 6.24% in process of foreclosure; and 1.85% held as other real estate owned.

Certain key assumptions used to estimate the fair value of the security at September 30, 2011 include:  a forecasted voluntary prepayment rate (CRR) of 9.4%; forecasted default rates on underlying loans of 10.22% for the next 24 months, decreasing to 4.27% by month 37, and decreasing to 0.0% by month 215; and initial loss severity rates of 47.57%, for defaulting loans, decreasing by 2.5% per year beginning in month 13 until reaching a floor of 23.0%.  Remaining credit support provided by other collateral pools of underlying loans within the security approximated 5.82% at September 30, 2011.

At September 30, 2011, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Company concluded that the security’s expected cash flows did not support the amortized cost of the security and other-then-temporary impairment of $75,608 had been incurred.  Consequently, a realized loss of $75,608 representing credit loss impairment was charged against earnings during the three months ended September 30, 2011, as reported in noninterest income.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Mortgage-backed/CMO securities	$(25,589)	$6,721,515	$(448,888)	$2,171,794	$(474,477)	$8,893,309

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Obligations of state and political subdivisions	$(117,722)	$2,692,003	$-	$-	$(117,722)	$2,692,003
Mortgage-backed/CMO securities	(59,401)	6,955,344	(380,011)	2,591,514	(439,412)	9,546,858
Preferred stock securities	(10,800)	22,400	-	-	(10,800)	22,400
Total available for sale	$(187,923)	$9,669,747	$(380,011)	$2,591,514	$(567,934)	$12,261,261

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at September 30, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	3,453,206	3,532,886	715,954	735,290
Due after five years through ten years	3,653,881	3,758,729	2,646,610	2,701,070
Due after ten years	2,740,651	2,911,789	2,995,312	2,897,536
	$9,847,738	$10,203,404	$6,357,876	$6,333,896
Mortgage-backed/CMO securities	34,905,557	34,928,866	21,169,123	20,935,774
Totals	$44,753,295	$45,132,270	$27,526,999	$27,269,670

Investment securities, with an amortized cost of approximately $36,045,000 at September 30, 2011 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $26,194,000 of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank.  At December 31, 2010, the amortized cost of pledged investment securities totaled $16,847,000 of which $6,557,000 was designated as collateral for borrowings at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $734,800 at September 30, 2011 and $857,100 at December 31, 2010, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at September 30, 2011 and December 31, 2010, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Loans
Portfolio loans consist of the following:

	September 30,	December 31,
	2011	2010
Commercial	$15,245,277	$16,195,595
Commercial real estate:
Construction, land development, and other land	14,966,669	19,641,905
Owner occupied	62,330,406	63,315,056
Nonowner occupied	83,859,748	91,690,983
Consumer real estate:
Commercial purpose	9,416,708	11,343,509
Mortgage - Residential	15,507,280	16,772,150
Home equity and home equity lines of credit	10,245,929	11,397,448
Consumer and Other	5,271,660	5,783,631
Subtotal	216,843,677	236,140,277
Unearned income	(200,490)	(201,931)
Total Loans	$216,643,187	$235,938,346

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet.  In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral.  Loans also include the reclassification of demand deposit overdrafts, which amounted to $94,000 at September 30, 2011 and $85,000 at December 31, 2010, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.3 million at September 30, 2011 and $4.2 million at December 31, 2010.

5. Allowance for Loan Losses and Credit Quality of Loans
The Corporation separates its loan portfolio into segments to perform the calculation and analysis of the allowance for loan losses.  The four segments analyzed are Commercial, Commercial Real Estate, Consumer Real Estate, and Consumer and Other.  The Commercial segment includes loans to finance commercial and industrial businesses that are not secured by real estate.  The Commercial Real Estate segment includes: i) construction real estate loans to finance construction and land development and/or loans secured by vacant land and ii) commercial real estate loans secured by non-farm, non-residential real estate which are further classified as either owner occupied or non-owner occupied based on the underlying collateral type.    The Consumer Real Estate segment includes (commercial and non-commercial purpose) loans that are secured by 1 – 4 family residential real estate properties, including first mortgages on residential properties and home equity loans and lines of credit that are secured by first or second liens on residential properties.  The Consumer and Other segment include all loans not included in any other segment.  These are primarily loans to consumers for household, family, and other personal expenditures, such as autos, boats, and recreational vehicles.

Activity in the allowance for loan losses by portfolio segment is a follows:

	For the Three Months Ended September 30, 2011
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total

Allowance for loan losses:
Beginning balance	$815,363	$9,174,381	$2,516,300	$144,114	$12,650,158
Charge offs	(2,082)	(2,773,451)	(699,650)	(23,278)	(3,498,461)
Recoveries	27,014	16,734	76,133	38,485	158,366
Provision	(213,919)	927,827	64,928	21,164	800,000
Ending balance	$626,376	$7,345,491	$1,957,711	$180,485	$10,110,063

	For the Three Months Ended September 30, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total

Allowance for loan losses:
Beginning balance	$1,251,579	$10,528,336	$1,869,229	$208,187	$13,857,331
Charge offs	(38,853)	(2,083,027)	(245,017)	(36,582)	(2,403,479)
Recoveries	33,710	286,452	6,016	35,072	361,250
Provision	(155,071)	1,222,066	184,265	(51,260)	1,200,000
Ending balance	$1,091,365	$9,953,827	$1,814,493	$155,417	$13,015,102

	For the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170
Charge offs	(227,011)	(4,870,050)	(1,735,514)	(123,404)	(6,955,979)
Recoveries	149,572	243,418	194,266	108,616	695,872
Provision	(345,418)	1,416,695	1,286,341	42,382	2,400,000
Ending balance	$626,376	$7,345,491	$1,957,711	$180,485	$10,110,063

	For the Nine Months Ended September 30, 2010
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$965,255	$15,554,706	$1,915,944	$229,268	$18,665,173
Charge offs	(452,014)	(8,758,708)	(930,548)	(191,549)	(10,332,819)
Recoveries	74,666	847,118	19,490	141,474	1,082,748
Provision	503,458	2,310,711	809,607	(23,776)	3,600,000
Ending balance	$1,091,365	$9,953,827	$1,814,493	$155,417	$13,015,102

The following table presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	September 30, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$316,000	$2,303,000	$500,000	$-	$3,119,000
Collectively evaluated for impairment	310,376	5,042,491	1,457,711	180,485	6,991,063
Total allowance for loan losses	$626,376	$7,345,491	$1,957,711	$180,485	$10,110,063

Loan balances:
Individually evaluated for impairment	$1,270,226	$22,424,654	$2,897,478	$-	$26,592,358
Collectively evaluated for impairment	13,975,051	138,732,169	32,272,439	5,271,660	190,251,319
Total Loans	$15,245,277	$161,156,823	$35,169,917	$5,271,660	$216,843,677

	December 31, 2010
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$462,000	$5,776,000	$297,000	$-	$6,535,000
Collectively evaluated for impairment	587,233	4,779,428	1,915,618	152,891	7,435,170
Total allowance for loan losses	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170

Loan balances:
Individually evaluated for impairment	$1,379,512	$27,427,229	$1,396,122	$403,632	$30,606,495
Collectively evaluated for impairment	14,816,083	147,220,715	38,116,985	5,379,999	205,533,782
Total Loans	$16,195,595	$174,647,944	$39,513,107	$5,783,631	$236,140,277

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

Our internal loan grading system assigns a risk grade to all commercial loans.  This grading system is similar to those employed by banking regulators.  Grades 1 through 5 are considered “pass” credits and grade 6 are considered “watch” credits and are subject to greater scrutiny.  Those loans graded 7 and higher are considered substandard and are individually evaluated for impairment if reported as nonaccrual and are greater than $100,000 or part of an aggregate relationship exceeding $100,000.  All commercial loans are graded at inception and reviewed, and if appropriate, re-graded at various intervals thereafter.  Additionally, our commercial loan portfolio and assigned risk grades are periodically subjected to review by external loan reviewers and banking regulators.  Certain of the key factors considered in assigning loan grades include: cash flows, operating performance, financial condition, collateral, industry condition, management, and the strength, liquidity and willingness of guarantors’ support.

A description of the general characteristics of each risk grade follows:

•
RATING 1 (Minimal) - Loans in this category are generally to persons or entities of unquestioned financial strength, a highly liquid financial position, with collateral that is liquid and well margined.  These borrowers have performed without question on past obligations, and the Bank expects their performance to continue.  Internally generated cash flow covers current maturitieson long-term debt by a substantial margin.

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

The internal loan grading system is applied to the residential real estate portion of our consumer loan portfolio upon certain triggering events (e.g., delinquency, bankruptcy, restructuring, etc.).  The primary risk element for these consumer loans is the timeliness of borrowers’ scheduled payments.  We rely primarily on our internal reporting system to monitor past due loans and have internal policies and procedures to pursue collection and protect our collateral interests in order to mitigate losses.

Our monitoring of credit quality is further denoted by classification of loans as nonperforming, which reflects loans where the accrual of interest has been discontinued, loans whose terms have been renegotiated to less than market rates due to a serious weakening of the borrower’s financial condition, and loans that are past due 90 days or more and still accruing interest.

The following table summarizes credit risk grades and nonperforming loans by class of loans:

September 30, 2011
		Commercial Real Estate			Consumer Real Estate
Risk Grade	Commercial	Construction, Land Development, Other Land	Owner Occupied	NonOwner Occupied	Commercial Purpose	Mortgage - Residential	Home equity and Home equity Lines of Credit	Consumer and Other
Not Rated	$37,077	$89,266	$52,666	$-	$-	$12,957,047	$9,747,516	$4,317,932
1	767,837	-	-	-	-	-	-	-
2	246,962	-	521,860	-	-	-	-	-
3	2,512,455	171,700	3,504,249	1,016,141	437,561	-	-	444,510
4	4,519,406	1,230,234	17,252,533	22,747,375	1,846,022	-	-	132,563
5	4,982,433	4,478,011	31,119,924	41,577,725	3,218,600	-	-	149,168
6	245,948	513,557	1,905,156	9,094,681	662,547	-	-	-
7	1,933,159	8,483,901	7,974,018	9,423,826	3,251,978	2,550,233	498,413	227,487
Total	$15,245,277	$14,966,669	$62,330,406	$83,859,748	$9,416,708	$15,507,280	$10,245,929	$5,271,660

Performing	$14,077,524	$6,702,156	$56,851,071	$78,352,909	$6,612,817	$14,168,960	$9,841,010	$5,224,120
Nonperforming	1,167,753	8,264,513	5,479,335	5,506,839	2,803,891	1,338,320	404,919	47,540
Total	$15,245,277	$14,966,669	$62,330,406	$83,859,748	$9,416,708	$15,507,280	$10,245,929	$5,271,660

December 31, 2010
		Commercial Real Estate			Consumer Real Estate
Risk Grade	Commercial	Construction, Land Development, Other Land	Owner Occupied	Non Owner Occupied	Commercial Purpose	Mortgage - Residential	Home equity and Home equity Lines of Credit	Consumer and Other
Not Rated	$-	$90,962	$59,510	$-	$-	$13,922,193	$11,100,433	$4,429,637
1	915,371	-	-	-	-	-	-	-
2	508,717	-	-	-	-	-	-	-
3	2,515,293	1,470,334	2,135,613	843,228	353,935	-	-	662,640
4	3,098,230	1,173,686	14,786,199	22,255,054	1,999,213	-	-	282,613
5	4,627,881	5,317,013	30,193,755	41,308,900	3,511,445	-	-	161,696
6	1,837,269	1,865,608	6,790,306	14,083,914	2,284,589	-	-	-
7	2,692,834	9,724,302	9,349,673	13,199,887	3,194,327	2,849,957	297,015	247,045
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Performing	$13,897,127	$10,994,656	$57,069,363	$82,662,548	$8,743,005	$14,965,365	$11,209,677	$5,740,341
Nonperforming	2,298,468	8,647,249	6,245,693	9,028,435	2,600,504	1,806,785	187,771	43,290
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Loans are considered past due when contractually required principal or interest has not been received.  The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
September 30, 2011	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$86,618	$-	$75,593	$162,211	$15,083,066	$15,245,277	$-
Commercial real estate:
Construction, land development, and other land	-	-	4,993,691	4,993,691	9,972,978	14,966,669	-
Owner occupied	109,682	-	1,773,642	1,883,324	60,447,082	62,330,406	-
Nonowner occupied	165,128	3,275	703,412	871,815	82,987,933	83,859,748	-
Consumer real estate:
Commercial purpose	169,992	79,000	393,545	642,537	8,774,171	9,416,708	-
Mortgage - Residential	68,364	536,675	137,962	743,001	14,764,279	15,507,280	-
Home equity and home equity lines of credit	231,234	217,160	-	448,394	9,797,535	10,245,929	-
Consumer and Other	13,560	6,729	1,895	22,184	5,249,476	5,271,660	-
Total	$844,578	$842,839	$8,079,740	$9,767,157	$207,076,520	$216,843,677	$-

							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
December 31, 2010	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$572,949	$-	$530,616	$1,103,565	$15,092,030	$16,195,595	$-
Commercial real estate:
Construction, land development, and other land	-	-	6,091,118	6,091,118	13,550,787	19,641,905	-
Owner occupied	181,565	-	2,672,341	2,853,906	60,461,150	63,315,056	-
Nonowner occupied	-	-	2,032,497	2,032,497	89,658,486	91,690,983	-
Consumer real estate:
Commercial purpose	-	-	1,244,601	1,244,601	10,098,908	11,343,509	-
Mortgage - Residential	-	179,271	533,216	712,487	16,059,663	16,772,150	-
Home equity and home equity lines of credit	256,360	104,330	-	360,690	11,036,758	11,397,448	-
Consumer and Other	41,014	13,117	1,631	55,762	5,727,869	5,783,631	-
Total	$1,051,888	$296,718	$13,106,020	$14,454,626	$221,685,651	$236,140,277	$-

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	September 30,	December 31,
	2011	2010
Commercial	$1,167,753	$2,298,468
Commercial real estate:
Construction, land development, and other land	8,264,513	8,647,249
Owner occupied	5,479,335	6,245,693
Nonowner occupied	5,506,839	9,028,435
Consumer real estate:
Commercial purpose	2,803,891	2,600,504
Mortgage - Residential	1,338,320	1,806,785
Home equity and home equity lines of credit	404,919	187,771
Consumer and Other	47,540	43,290
Total	$25,013,110	$30,858,195

The following table presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	September 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance:
Commercial	$544,387	$596,788	$316,000	$828,369	$861,986	$462,000
Commercial real estate:
Construction, land development, and other land	4,264,052	7,595,138	951,000	6,706,756	8,262,532	1,085,000
Owner occupied	2,327,406	3,310,092	378,000	4,606,999	5,070,441	1,394,000
Nonowner occupied	5,100,376	7,036,895	974,000	9,737,095	10,473,268	3,297,000
Consumer real estate:
Commercial purpose	2,328,745	3,181,373	500,000	1,094,917	1,100,483	297,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,574,966	21,720,286	3,119,000	22,974,136	25,768,710	6,535,000

Impaired loans without a valuation allowance:
Commercial	715,839	831,555	-	551,143	580,023	-
Commercial real estate:
Construction, land development, and other land	3,779,007	5,652,486	-	1,487,350	4,417,929	-
Owner occupied	4,176,765	5,893,831	-	3,217,843	3,438,668	-
Nonowner occupied	2,777,048	5,952,024	-	1,671,186	1,698,476	-
Consumer real estate:
Commercial purpose	568,733	783,403	-	704,837	794,233	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	12,017,392	19,113,299	-	7,632,359	10,929,329	-

Total:
Commercial	1,270,226	1,428,343	316,000	1,379,512	1,442,009	462,000
Commercial real estate:
Construction, land development, and other land	8,043,059	13,247,624	951,000	8,194,106	12,680,461	1,085,000
Owner occupied	6,504,171	9,203,923	378,000	7,824,842	8,509,109	1,394,000
Nonowner occupied	7,877,424	12,988,919	974,000	11,408,281	12,171,744	3,297,000
Consumer real estate:
Commercial purpose	2,897,478	3,964,776	500,000	1,799,754	1,894,716	297,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$26,592,358	$40,833,585	$3,119,000	$30,606,495	$36,698,039	$6,535,000

The following table presents information pertaining to impaired loans for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average Outstanding Recorded Investment	Interest Income Recognized	Average Outstanding Recorded Investment	Interest Income Recognized
Impaired loans with valuation allowance:
Commercial	$584,472	$-	$595,166	$-
Commercial real estate:
Construction, land development, and other land	4,503,551	-	4,621,780	7,628
Owner occupied	2,947,343	3,507	3,226,797	28,657
Nonowner occupied	5,941,073	8,700	6,297,178	26,607
Consumer real estate:
Commercial purpose	2,817,161	1,625	2,430,674	46,996
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	16,793,600	13,832	17,171,595	109,888

Impaired loans without valuation allowance:
Commercial	685,762	2,408	716,697	6,238
Commercial real estate:
Construction, land development, and other land	4,796,104	-	4,481,365	39,867
Owner occupied	3,721,671	13,759	4,124,274	40,033
Nonowner occupied	4,990,579	12,500	5,142,795	90,266
Consumer real estate:
Commercial purpose	595,173	-	702,712	1,466
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	14,789,289	28,667	15,167,843	177,870

Total:
Commercial	1,270,234	2,408	1,311,863	6,238
Commercial real estate:
Construction, land development, and other land	9,299,655	-	9,103,145	47,495
Owner occupied	6,669,014	17,266	7,351,071	68,690
Nonowner occupied	10,931,652	21,200	11,439,973	116,873
Consumer real estate:
Commercial purpose	3,412,334	1,625	3,133,386	48,462
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$31,582,889	$42,499	$32,339,438	$287,758

Troubled Debt Restructurings

The Corporation may agree to modify the terms of a loan to improve its ability to collect amounts due. The modified terms are intended to enable customers to mitigate the risk of foreclosure by creating a payment structure that provides for continued loan payment requirements based on their current cash flow ability.  Modifications, including renewals, that include concessions by the Bank and result from the debtor’s financial difficulties are considered troubled debt restructurings (TDRs).

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as TDRs.  The Corporation  identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those loans newly identified as impaired during the period.  At September 30, 2011, the Corporation’s recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance methodology and are now impaired as a result of being identified as TDRs under the new guidance was approximately $1,500,000, with a specific valuation allowance of $19,000.

Loan modifications are considered TDRs when the modification includes terms outside of normal lending practices (i.e., concessions) to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics
2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics

3.	Forbearance of principal
4.	Forbearance of accrued interest

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following table summarizes troubled debt restructurings as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial	$1,270,226	$542,708
Commercial real estate:
Construction, land development, and other land	5,746,440	2,210,269
Owner occupied	4,912,489	3,768,230
Nonowner occupied	5,199,303	3,639,478
Consumer real estate:
Commercial purpose	2,156,367	725,574
Mortgage - Residential	1,169,629	1,567,435
Home equity and home equity lines of credit	19,181	33,481
Consumer and Other	36,277	31,873
Total	$20,509,911	$12,519,048

The following table presents information regarding existing loans that were restructured during the three and nine months periods ended September 30, 2011, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Month Period ended September 30, 2011			Loans Restructured in the Nine Month Period ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial	4	$388,887	$388,887	8	$1,019,504	$1,019,504
Commercial real estate:
Construction, land development, and other land	1	508,346	508,346	6	1,895,609	1,895,609
Owner occupied	4	1,067,682	1,067,682	13	2,972,386	2,972,386
Nonowner occupied	1	1,184,105	1,184,105	4	5,220,639	4,782,014
Consumer real estate:
Commercial purpose	2	127,616	127,616	8	993,481	993,481
Mortgage - Residential	-	-	-	5	501,904	406,128
Home equity and home equity lines of credit	-	-	-	1	39,721	19,721
Consumer and Other	-	-	-	2	37,241	37,241
Total	12	$3,276,636	$3,276,636	47	$12,680,485	$12,126,084

During the three months ended September 30, 2011, there were no payment defaults on troubled debt restructurings. For the nine months ended September 30, 2011, the Corporation had one TDR loan with a recorded investment of $447,000 that defaulted within 12 months of its restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following table summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties in the three and nine month periods ended September 30, 2011:

	Loans Restructured in the Three Months Ended September 30, 2011
	Non-Market Interest Rate		Extension of Amortization Period		Non-Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment

Commercial	-	$-	-	$-	4	$388,887
Commercial real estate:
Construction, land development, and other land	-	-	-	-	1	508,346
Owner occupied	-	-	-	-	4	1,067,682
Nonowner occupied	-	-	-	-	1	1,184,105
Consumer real estate:
Commercial purpose	1	37,897	-	-	1	89,719
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	1	$37,897	-	$-	11	$3,238,739

	Loans Restructured in the Nine Months Ended September 30, 2011
	Non-Market Interest Rate		Extension of Amortization Period		Non-Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment

Commercial	1	$85,907	1	$201,190	6	$732,406
Commercial real estate:
Construction, land development, and other land	-	-	-	-	6	1,895,609
Owner occupied	1	468,840	2	582,782	10	1,920,764
Nonowner occupied	1	1,184,105	1	757,814	2	3,278,720
Consumer real estate:
Commercial purpose	-	-	-	-	8	993,481
Mortgage - Residential	1	141,859	-	-	4	360,046
Home equity and home equity lines of credit	-	-	-	-	1	39,721
Consumer and Other	-	-	-	-	2	37,241
Total	4	$1,880,711	4	$1,541,786	39	$9,257,988

During the three and nine month periods ended September 30, 2011, non-market interest rate restructurings included pre-modification recorded investments of $3,068,000 and $8,881,000, respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates.  Under new accounting guidance applicable beginning with the third quarter of 2011 (ASU 2011-02), because these performing loans were graded substandard and the modified rates were not market rates for similar loans, these renewals are considered troubled debt restructurings.

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring basis:

Securities available for sale.  Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models.  Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, municipal bonds and preferred stock securities.  Level 3 securities include private collateralized mortgage obligations.  Refer to Note 3, Investement Securities, for further information regarding the inputs and assumptions used in estimating the fair value of the Corporation's non-investment grade CMO security.

Fair value of assets measured on a recurring basis:

	Fair Value Measurements at September 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$6,010,638	$-	$6,010,638	$-
U.S. agency securities	4,032,766	-	4,032,766	-
Mortgage-backed/CMO securities	34,928,866	-	32,757,072	2,171,794
Preferred Stock securities	160,000	-	160,000	-
Total investment securities available for sale	$45,132,270	$-	$42,960,476	$2,171,794

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$6,286,336	$-	$6,286,336	$-
Mortgage-backed/CMO securities	20,935,774	-	18,344,260	2,591,514
Preferred Stock securities	47,560	-	47,560	-
Total investment securities available for sale	$27,269,670	$-	$24,678,156	$2,591,514

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the nine months ended September 30, 2011 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Fair Value of CMO, beginning of period (1)	$2,591,514
Total gains (losses) realized/unrealized:
Included in earnings (2)	(75,608)
Included in other comprehensive income (loss) (2)	(68,877)
Purchases, issuances, and other settlements	(275,235)
Transfers into Level 3 (3)	-
Fair Value of CMO, September 30, 2011	$2,171,794

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2011	$75,608

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a nonrecurring basis:

Loans.  The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, the Corporation records nonrecurring fair value adjustments to impaired loans.  These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge off.  A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected.  Impairment is typically measured based on the fair value of the underlying collateral which is determined, where possible, using observable market prices derived from appraisals or broker price opinions, which are considered to be Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate.  Since certain assumptions and unobservable inputs are currently used in both techniques, impaired loans are recorded as Level 3 in the fair value hierarchy.

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

Fair value on a nonrecurring basis is as follows:

	Fair Value Measurements at September 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$23,473,358	-	-	23,473,358
Other real estate owned	3,407,543	-	-	3,407,543

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level3)
Impaired loans (1)	$24,071,495	$-	$-	$24,071,495
Other real estate owned	4,294,212	-	-	4,294,212

(1)
Represents carrying value and related write-downs and specific reserves on loans for which fair value is measured using either the appraised value of the underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate, and other unobservable inputs.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$33,862,000	$33,862,000	$40,572,000	$40,572,000
Investments and mortgage-backed securities	45,132,000	45,132,000	27,270,000	27,270,000
FHLBI and FRB stock	779,000	N/A	901,000	N/A
Loans, net	206,533,000	207,490,000	221,968,000	222,025,000
Accured interest income	794,000	794,000	834,000	834,000

Financial liabilites:
Deposits
Demand	$87,697,000	$87,697,000	$62,294,000	$62,294,000
NOW	29,095,000	28,979,000	52,019,000	52,089,000
Savings and money market accounts	74,213,000	74,114,000	75,226,000	75,276,000
Time deposits	93,025,000	94,094,000	100,382,000	100,647,000
Brokered certificates	3,372,000	3,475,000	3,359,000	3,463,000
Other borrowings	33,000	33,000	-	-
Accrued interest expense	140,000	140,000	204,000	204,000

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

8. Net Income (Loss) per Common Share
During the third quarter of 2011, the Corporation announced a 1-for-7 reverse stock split of the Corporation’s outstanding common stock effective after the close of trading on October 3, 2011.  The Corporation’s common stock began trading on a split adjusted basis on the Over-The-Counter Bulletin Board at the opening of trading on October 4, 2011.  All common stock and per share amounts in these unaudited interim consolidated financial statements and notes have been adjusted to reflect the reverse split for all periods presented. See also Note 11.

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

The following table presents basic and diluted earnings per share(1):

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Weighted average common shares outstanding	457,333	456,699	457,308	456,425
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted common shares outstanding	457,333	456,699	457,308	456,425

Net loss available to common shareholders	$(427,681)	$(681,759)	$(573,518)	$(2,217,248)
Basic and diluted net loss per share	$(0.94)	$(1.49)	$(1.25)	$(4.86)

(1)	Per share data and as well as number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

9. Long Term Incentive Plan
Under the Long Term Incentive Plan (the “LTIP”), the Corporation had the authority to grant stock options and restricted stock as compensation to key employees.  Such authority expired April 22, 2008. The Corporation did not award any stock options under the LTIP. The restricted shares granted under the LTIP have a five-year vesting period. The awards were recorded at fair value on the grant date and are amortized into salary expense over the vesting period.

A summary of the activity under the LTIP for the nine months ended September 30, 2011 and 2010 is presented below:

	2011		2010
		Weighted-Average Grant Date		Weighted-Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Restricted Stock Awards (1)
Outstanding at January 1,	173	$112.20	290	$122.28
Granted	-	-	-	-
Vested	(71)	125.18	(89)	138.08
Forfeited	-	-	-	-
Outstanding at September 30,	102	$102.68	201	$115.37

(1)	Per share data and as well as number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

The total fair value of the awards vested during the three months ended September 30, 2011 and 2010 was $2,577 and $3,780, respectively.  Awards vested during the nine months ended September 30, 2011 and 2010 had a total fair value of $8,935 and $12,324, respectively.  As of September 30, 2011, there was $10,473 of total unrecognized compensation cost related to nonvested stock awards under the LTIP.  That cost is expected to be recognized over a weighted-average period of 1.20 years.

10. Income Taxes
The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

In the third quarter of 2011, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The decrease in the recorded valuation allowance resulted from an increase in the deferred tax liability related to appreciation in the available for sale investment portfolio.  The Corporation recorded a deferred tax valuation allowance against the tax benefit related to the respective pre-tax losses incurred during the three and nine month periods ended September 2011 and 2010 due to the uncertainty of future taxable income necessary to realize the recorded net deferred tax asset.

11.  Subsequent Events
On September 22, 2011, at a Special Shareholder Meeting, the shareholders of FNBH Bancorp, Inc. (the Corporation) approved a 1-for-7 reverse stock split of the Corporation’s outstanding common stock.  This reverse stock split became effective as of the close of business on October 3, 2011.  The Corporation’s common stock began trading on a spilt adjusted basis on the Over-The-Counter Bulletin Board at the opening of trading on October 4, 2011.  All share and per share amounts herein reflect the 1-for-7 reverse stock split.  In connection with the reverse stock split, each seven shares of common stock issued and outstanding at the close of trading on the effective date was reclassified into one share of common stock.  No fractional shares of common stock were issued as a result of the reverse split; instead, fractional shares were rounded up to the nearest whole share.  The reverse stock split reduced the number of shares of outstanding common stock from 3,171,523 to 453,553.  There was no change to the number of authorized shares of common stock as a result of the reverse split.

On October 14, 2011, the Corporation adopted a Tax Benefits Preservation Plan (the Plan) designed to protect its ability to utilize its deferred tax assets (such as net operating loss carry forwards) to offset future taxable income and reduce future federal income tax liability.  The Corporation’s ability to use these deferred tax assets would be substantially limited if there were an “ownership change” as defined under federal tax rules.  The Plan is designed to reduce the likelihood that the Corporation will experience an ownership change by discouraging any person who is not already a 5% shareholder from becoming a 5% shareholder of the Corporation (with certain limited exceptions).  As a result of the adoption of the Plan, each shareholder of record on October 14, 2011, received a dividend of one right to purchase certain preferred securities of the Corporation upon the occurrence of certain events for every share of common stock owned by the shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary.  The following is a discussion of the Corporation’s results of operations for the three and nine months ended September 30, 2011 and 2010, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

Since June 30, 2009 the Bank has been undercapitalized by regulatory standards.  Effective September 24, 2009, the Bank has been subject to the terms of a Consent Order agreement with the Office of the Comptroller of the Currency (“OCC”).     Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  To date, the Bank has failed to meet these required minimum ratios and is currently out of compliance with these required minimum capital ratios as well as other requirements of the Consent Order.  In light of the Bank’s noncompliance with the Consent Order, continued losses, deficient capital position and the uncertainty regarding the ability to raise additional equity capital, management believes it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC.  See also the “Capital” and "Regulatory Enforcement Action" sections of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area.  The Corporation has in general experienced a slowing economy in Michigan since 2007.  In particular, Michigan’s unemployment rate at September 2011, although improved from 2010 levels, remains above the national average and among the worst for all states.  Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County.  Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions.  The continued economic difficulties in Michigan have had and may continue to have adverse consequences as described below in “Loans and Asset Quality”.

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

It is against this backdrop that we discuss our financial condition and results of operations for the three and nine months ended September 30, 2011 as compared to earlier periods.

	(in thousands except per share data)
Earnings	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net loss	$(428)	$(682)	$(574)	$(2,217)
Basic and diluted net income (loss) per share (1)	$(0.94)	$(1.49)	$(1.25)	$(4.86)

(1)	Per share data is adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

Net loss for the three and nine months ended September 30, 2011 compared to the same periods last year was positively affected by lower provision for loan losses, lower interest expense due to lower average deposit balances and lower rates, and lower noninterest expense.  These favorable variances were partially offset by lower interest income on loans due to lower average balances, continued high nonaccrual balances, lower loan yields, and lower noninterest income.

Net loss for the three months ended September 30, 2011 decreased by $254,000 compared to the same period last year.  In the third quarter of 2011, the provision for loan losses decreased by $400,000 and noninterest expense decreased by $101,000.  Partially offsetting these favorable variances, noninterest income decreased by $97,000.  In addition, federal income tax benefit decreased by $18,000.

Net loss for the nine months ended September 30, 2011, decreased $1,643,000 compared to the nine months ended September 30, 2010.  Provision for loan losses decreased $1,200,000 and noninterest expense decreased $1,125,000.  Federal income tax benefit increased by $59,000.  Partially offsetting these favorable variances, net interest income and noninterest income decreased by $393,000 and $347,000, respectively.

	(in thousands)
Net Interest Income	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Interest and dividend income	$3,104	$3,476	$9,621	$10,772
Interest expense	374	614	1,225	1,983
Net Interest Income	$2,730	$2,862	$8,396	$8,789

The following tables show an analysis of net interest margin for the three and nine months ended September 30:

INTEREST YIELDS AND COSTS
(in thousands)
	For the three months ended September 30,
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$197	$0.1	0.26%	$99	$-	0.12%
Securites: Taxable	35,539	277.4	3.12%	14,024	187.5	5.35%
Tax-exempt (1)	5,932	89.5	6.04%	6,692	100.0	5.98%
Commercial loans (2)(3)	191,309	2,418.1	4.95%	211,195	2,780.8	5.15%
Consumer loans (2)(3)	15,343	199.9	5.17%	17,373	245.0	5.60%
Real estate loans (2)(3)	15,196	157.2	4.14%	17,513	204.1	4.66%
Total earnings and total interest income	263,516	3,142.2	4.69%	266,896	3,517.4	5.18%
Cash and due from banks	39,377			38,991
All other assets	12,790			18,143
Allowance for loan losses	(12,634)			(14,047)
Total Assets	$303,049			$309,983
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,508	$1.9	0.03%	$50,311	$15.0	0.12%
Savings	42,598	10.9	0.10%	39,062	19.6	0.20%
MMDA	35,259	54.6	0.61%	32,854	51.4	0.62%
Time	97,536	306.7	1.25%	116,019	528.0	1.81%
Short term borrowings	22	-	-	-	-	-
Total interest bearing liabilities and total
interest expense	203,923	374.1	0.73%	238,246	614.0	1.02%
Non-interest bearing deposits	86,618			56,632
All other liabilities	1,961			2,254
Shareholders' Equity	10,547			12,851
Total Liabilities and Shareholders' Equity	$303,049			$309,983
Interest spread			3.96%			4.16%
Net interest income - FTE		$2,768.1			$2,903.4
Net interest margin			4.12%			4.27%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $29,280,000 in 2011 and $30,542,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $17,000 in 2011 and $19,000 in 2010.

INTEREST YIELDS AND COSTS
(in thousands)

	For the nine months ended September 30,
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$197	$0.5	0.32%	$99	$0.1	0.10%
Securites: Taxable	32,426	758.6	3.12%	14,977	604.6	5.38%
Tax-exempt (1)	6,097	281.1	6.15%	6,866	309.7	6.02%
Commercial loans (2)(3)	196,896	7,570.9	5.07%	220,933	8,573.4	5.12%
Consumer loans (2)(3)	15,717	626.5	5.33%	17,775	757.3	5.70%
Real estate loans (2)(3)	15,583	500.0	4.28%	18,293	660.6	4.82%
Total earnings and total interest income	266,916	9,737.6	4.82%	278,943	10,905.7	5.17%
Cash and due from banks	32,320			31,804
All other assets	13,263			17,993
Allowance for loan losses	(13,439)			(15,931)
Total Assets	$299,060			$312,809
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,848	$6.1	0.03%	$49,070	$64.0	0.17%
Savings	41,624	33.6	0.11%	39,108	57.1	0.20%
MMDA	35,217	163.8	0.62%	32,471	157.7	0.65%
Time	100,282	1,021.2	1.36%	119,669	1,702.9	1.90%
Short term borrowings	7	-	-	-	-	-
FHLBI advances	-	-	-	21	1.2	7.29%
Total interest bearing liabilities and total
interest expense	205,978	1,224.7	0.79%	240,339	1,982.9	1.10%
Non-interest bearing deposits	80,664			56,475
All other liabilities	2,060			2,322
Shareholders' Equity	10,358			13,673
Total Liabilities and Shareholders' Equity	$299,060			$312,809
Interest spread			4.03%			4.07%
Net interest income - FTE		$8,512.9			$8,922.8
Net interest margin			4.21%			4.22%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $30,586,000 in 2011 and $35,746,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $63,000 in 2011 and $61,000 in 2010.

Interest Earning Assets/Interest Income
On a tax equivalent basis, interest income decreased $375,000 (10.7%) in the third quarter of 2011 compared to the third quarter of 2010.  This was due to a decrease in average earning assets of $3,380,000 (1.3%) combined with a decrease in the yield on average earning assets of 49 basis points.

The average balance of securities increased $20,755,000 (100.2%) in the third quarter of 2011 compared to the same period in 2010.  This increase was due to $39,974,000 of investment security purchasesmade from September 2010 through September 2011 as the Bank gradually invested its excess on-balance liquidity into interest earning assets.  The yield on average security balances decreased 201 basis points in the third quarter of 2011 compared to 2010.  Third quarter 2011 investment yields were impacted by the sales of higher yielding securities in December 2010 and the comparatively lower yields of new securities acquired in the current rate environment.

Loan average balances decreased $24,233,000 (9.8%) in the third quarter of 2011 compared to the same period last year while the average yield decreased 24 basis points. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $19,886,000 (9.4%) in the third quarter of 2011 compared to 2010 while the average yield decreased 20 basis points.  Commercial loans have continued to decrease due to receipt of scheduled payments, charge offs and decreased loan originations.  It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods.  In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

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

For the first nine months of the year, tax equivalent interest income decreased $1,168,000 (10.7%) from 2010. This was due to a decrease in average earning assets of $12,027,000 (4.3%) combined with a decrease in the yield on average earning assets of 35 basis points.

Securities interest income increased $125,000 and resulted from a $16,680,000 (76.4%) increase in average securities balances, partially offset by a 198 basis point decrease in yield attributable to the comparatively lower yields on securities purchased in the current rate environment, as discussed above.   Loan interest income decreased $1,294,000 (13.0%) due to lower average balances of $28,805,000 (11.2%) combined with a decrease in the average yield of 11 basis points.

The largest decline in terms of average balances was in commercial loans, which decreased $24,037,000 (10.9%) combined with a decrease in yield of 5 basis points in the first nine months of 2011 compared to 2010.  Average balances decreased primarily due to charge-offs, receipt of scheduled payments and decreased loan originations.  As noted above, the renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the third quarter of 2011 decreased $240,000 (39.1%) compared to the third quarter of 2010.  This was the result of lower interest rates paid on deposits of 29 basis points combined with lower average deposit balances of $34,345,000 (14.4%).

Interest expense on deposits for the first nine months of 2011 decreased $757,000 (38.2%) compared to 2010. This resulted from a decrease in the average interest rate paid on deposits of 31 basis points and lower average balances of $34,347,000 (14.3%) in 2011 compared to 2010.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $79.0 million at September 30, 2011 or about 26.4% of total assets. This compares to $67.8 million or about 22.2% of total assets at year end 2010.  Liquidity is important for financial institutions because of the need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s liquid assets at September 30, 2011, investment securities with a fair value of approximately $36,661,000 were pledged to secure borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis (“FHLBI”), public deposits and for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank.  Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market.  Management also attempts to offer a wide variety of products to meet the needs of its customers.  The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $35,000,000 at September 30, 2011 and December 31, 2010, respectively.  The Bank had $3.4 million of brokered deposits at September 30, 2011.  Due to the Bank’s capital classification as “undercapitalized” at September 30, 2011, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”).  See “Capital” section of this Management’s Discussion and Analysis for further details.

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At September 30, 2011, the Bank had a $31,000,000 line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral.  The Bank also had a $15,000,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral.  At September 30, 2011, the Bank had no borrowings outstanding against these lines of credit.

Although the Bank has established these lines of credit, because of its undercapitalized status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) and approval by the FHLBI and Federal Reserve, respectively.  Consequently, full borrowing availability under these existing lines may be restricted at the respective lender’s discretion and terms may be limited or restricted.  However, in the event the Bank would need additional funding and be unable to access either line of credit facility, management could act to remove the pledge of investment securities presently securing a portion of the FHLBI line of credit, thereby allowing such securities to be liquidated to provide further liquidity.

If necessary, the Bank could also satisfy unexpected liquidity needs through liquidation of unpledged securities and/or repurchase agreements which would allow it to borrow from a broker, pledging investment securities as collateral.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of September 30, 2011:

	(in thousands)
	0-3	4-12	1-5	5+
Interest Rate Sensitivity	Months	Months	Months	Months	Total
Assets:
Loans	$87,570	$50,797	$77,244	$1,032	$216,643
Securities	3,495	12,235	25,007	5,174	45,911
Short term investments	197	-	-	-	197
Total rate sensitive assets	$91,262	$63,032	$102,251	$6,206	$262,751

Liabilities:
NOW, Savings & MMDA	$31,756	$-	$-	$71,552	$103,308.0
Time Deposits	17,154	49,283	29,934	26	96,397
Total rate sensitive liabilities	$48,910	$49,283	$29,934	$71,578	$199,705

Rate sensitivity GAP and ratios:
GAP for period	$42,352	$13,749	$72,317	$(65,372)
Cumulative GAP	42,352	56,101	128,418	63,046

Cumulative rate sensitive ratio	1.87	1.57	2.00	1.32
December 31, 2010 rate sensitive ratio	1.55	1.50	1.83	1.14

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 157% asset sensitive as of September 30, 2011.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices.  Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin.  This modeling indicates that a 100 basis point gradual decrease in interest rates would decrease net interest income by approximately 1.10% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 4.00% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans
	(in thousands)
	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Provision for Loan Losses	$800	$1,200	$2,400	$3,600

The provision for loan losses for the third quarter of 2011 was $800,000 compared to $1,200,000 for the third quarter of 2010.  A provision of $2,400,000 was recorded for the nine months ended September 30, 2011 compared to a provision of $3,600,000 during the same period of 2010.  The reduction in provision expense was primarily associated with a trending decrease in current and newly identified levels of nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio relative to the conditions faced by the Bank one year ago.

Loan charge offs totaled $3,498,000 for the third quarter 2011 compared to $2,129,000 and $2,404,000 for the quarters ended June 30, 2011 and September 30, 2010, respectively.  Loan charge offs totaled $6,956,000 for the nine months ended September 30, 2011 compared to $10,333,000 during the same period in 2010.  Although third quarter 2011 charge offs were elevated at $3,498,000 relative to recent prior quarters, approximately $2,878,000 related to previously established specific reserves carried at June 30, 2011 on nine different borrower relationships.  Partial charge offs were recognized on these loans in the current quarter given their collateral dependent nature in light of the borrowers’ inability to support reliable future cash flow projections.  As experienced this quarter, the charge offs for each period have resulted largely from declines in the value of real estate securing our loans.  In recent quarters, however, the velocity of the value decline has been slowing.  Loans transferred to other real estate during the quarter ended September 30, 2011 totaled $1,067,000 compared to $104,000 and $1,782,000 transferred to ORE during the quarters ended June 30, 2011 and September 30, 2010, respectively.

In recent quarters we have also experienced a decline in the pace of commercial loans migrating to lower loan risk grades, which receive higher allocations in our allowance for loan loss analysis.  We have also experienced an improvement in the quality of some credits resulting in improved loan grades and lower reserve allocations.  Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $2,400,000 for the nine months of 2011 and the level of the allowance for loan losses of $10,110,000 at September 30, 2011.

Loans and Asset Quality

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	September 30, 2011		December 31, 2010
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$22,436	10.4%	$24,546	10.4%
Residential home equity/other junior liens	12,734	5.9%	14,967	6.4%
Construction, land development and other land loans	14,967	6.9%	19,641	8.3%
Multifamily residential properties	2,314	1.1%	2,364	1.0%
Owner-occupied nonfarm, nonresidential properties	62,330	28.7%	63,315	26.8%
Other nonfarm, nonresidential properties	81,545	37.6%	89,327	37.8%
Commercial	15,245	7.0%	16,196	6.9%
Consumer	4,361	2.0%	4,499	1.9%
Other	911	0.4%	1,285	0.5%
Total gross loans	216,843	100.0%	236,140	100.0%
Net unearned fees	(200)		(202)
Total loans	$216,643		$235,938

At September 30, 2011, total loans decreased $19,295,000 (8.2%) from December 31, 2010. During the nine months of 2011, construction, land development and other land loans decreased $4,674,000 (23.8%), loans secured by nonresidential properties (owner occupied and nonowner occupied) decreased $8,767,000 (5.7%), commercial loans decreased $951,000 (5.9%), and loans secured by consumer real estate decreased $4,343,000 (11.0%).

In general, the decrease in all portfolio segments was primarily attributable to the receipt of scheduled payments which has served to reduce the Bank’s asset size and facilitate some improvement in our regulatory capital ratios.  In addition, charge offs totaling $6,956,000, taken primarily on impaired loans with previously established specific reserves, contributed to the $19,295,000 decrease in loans.  These factors, coupled with limited demand for new loans by credit worthy borrowers, have curbed net portfolio growth.

The future size of the loan portfolio is dependent on a number of economic, competitive, and regulatory factors faced by the Bank.  In light of the economic and regulatory challenges currently impacting the Bank, we anticipate continued and managed shrinkage of the loan portfolio in the fourth quarter of 2011.  Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired primarily through foreclosure and is actively managed through the time of disposition to minimize loss.  Troubled debt restructured loans (“TDRs”) that are not past due are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
	September 30,	December 31,	September 30,
	2011	2010	2010
Nonaccrual loans	$25,013	$30,858	$28,872
90 days or more past due and still accruing	-	-	75
Total nonperforming loans	25,013	30,858	28,947
Other real estate owned	3,408	4,294	7,419
Total nonperforming assets	$28,421	$35,152	$36,366

Nonperforming loans as a percent of total loans	11.55%	13.08%	11.99%
Allowance for loan losses as a percent of nonperforming loans	40.42%	45.27%	45.00%
Nonperforming assets as a percent of total loans and other real estate	12.92%	14.63%	14.61%

Nonperforming loans at September 30, 2011 decreased $5,845,000 from December 31, 2010 and $3,934,000 from September 30, 2010.  The decrease from December 31, 2010 results from the combination of approximately $6,214,000 of charge offs recognized primarily on collateral dependent loans, the upgrade of approximately $3,910,000 of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the transfer of approximately $1,170,000 of loans to other real estate owned, and approximately $3,176,000 of continued payments received from borrowers, which in aggregate, exceeded approximately $8,625,000 of newly identified nonperforming loans.  Included in the $8.6 million of newly identified nonaccrual loans are 6 commercial real estate loan relationships totaling approximately $6,300,000 at September 30, 2011 which were transferred to nonaccrual status in the first and second quarters of 2011 based on management’s assessment of projected cash flow weaknesses and known collateral shortfalls.  At September 30, 2011, all but one of these loans totaling $321,000 continues to be current on their scheduled payments.  Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of September 30, 2011, approximately $15,397,000 (61.6%) of nonperforming loans are making scheduled payments on their loans.  Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories.  All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

At September 30, 2011, impaired loans totaled approximately $26,592,000, of which $14,575,000 were assigned specific reserves of $3,119,000.  Impaired loans without specific reserve allocations totaled $12,017,000, indicating that the loans are well collateralized at this time.  A loan is considered impaired when it is probable that that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”).  Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Of the impaired loans reported at September 30, 2011, $22,123,000 are on nonaccrual status, based on management’s assessment using criteria discussed above.  All cash received on nonaccrual loans is applied to principal balance.  Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonable assured.  Interest income is recognized on TDRs pursuant to the criteria noted below.

The following table summarizes the troubled debt restructuring component of impaired loans at:

	(in thousands)
	September 30, 2011			December 31, 2010
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$4,902	$12,104	$17,006	$6,660	$3,365	$10,025
Past due 30-89 days	-	286	286	204	-	204
Past due 90 days or more	-	3,218	3,218	-	2,290	2,290
Total troubled debt restructurings	$4,902	$15,608	$20,510	$6,864	$5,655	$12,519

Troubled debt restructured loans accrue interest if the borrow complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2011 was $10,110,000, a decrease of $3,860,000 from December 31, 2010.  The allowance for loan losses represented 4.67% and 5.92% of gross loans at September 30, 2011 and December 31, 2010 and provided a coverage ratio to nonperforming loans of 40.4% and 45.3% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses.  When all of these factors were considered, management determined that the $2,400,000 provision for the nine months of 2011 and the $10,110,000 allowance as of September 30, 2011 were appropriate.

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

Although updated appraisals received during more recent quarters indicated that property values for collateral on our impaired loans continue to be depressed, the appraisals did not reflect the extent of value erosion relative to that experienced in prior quarters.  However, at present, the weak Michigan economy and historically high unemployment levels continue to delay signs of economic recovery in our market area.  Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves above normal levels.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change.  While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at September 30, 2011, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

	(in thousands)
	Third Quarter		Year-to-Date
Noninterest Income	2011	2010	2011	2010
Total	$691	$788	$2,125	$2,472

Noninterest income which includes service charges and other fee income, trust income, gain (loss) on available for sale securities, gain on sale of loans, and other miscellaneous income, decreased by $97,000 (12.3%) in the third quarter of 2011 compared to the same quarter of 2010.

Service charges and other fee income decreased $52,000 (7.1%) in the third quarter of 2011 compared to the third quarter of 2010 primarily due to lower nonsufficient fund fees resulting from the impact of new regulation on overdraft protection effective August 2010, lower commercial loan late fees, lower service charges on business checking accounts, and lower merchant discount fees.  These unfavorable variances were partially offset by higher ATM network income and higher check printing fees.  In addition, securities loss of $76,000 was recognized during the third quarter of 2011 for the other-than-temporary impairment of a non-government agency CMO security.

Trust income decreased $7,000 (12.7%) in the third quarter of 2011 compared to the third quarter of 2010.  This was due to overall dismal market performance and adverse value fluctuations (as fees are market value based) and fewer customer accounts.

For the nine months ended September 30, 2011, noninterest income decreased $347,000 (14.0%) compared to the same prior year period.  The decrease resulted from lower service charges of $308,000 and a decrease in trust income of $34,000, each primarily attributable to the respective factors identified above.  In addition, 2011 service charge income was further reduced by lower consumer loan late fees and the lack of mortgage servicing income and mortgage application fees.  Noninterest income included an impairment charge of $76,000 incurred on a CMO investment security, as mentioned above. These unfavorable variances were partially offset by gains on sale of SBA loans totaling $71,000 during the nine months ended September 30, 2011.

	(in thousands)
	Third Quarter		Year-to-Date
Noninterest Expense	2011	2010	2011	2010
Total	$3,100	$3,201	$8,824	$9,949

Noninterest expense decreased $101,000 (3.2%) in the third quarter of 2011 compared to the same quarter in 2010.  For the first nine months of 2011, noninterest expense decreased $1,125,000 (11.3%) compared to 2010.  Due to the challenging economic environment, management continues to be focused on initiatives to reduce and contain noninterest expense.

The most significant component of our noninterest expense is salaries and employee benefits. In the third quarter of 2011, salaries and employee benefits increased $8,000 (0.7%) from the third quarter of 2010.  This was primarily due to increases in group medical insurance of $19,000 (41.5%) and contract payroll of $10,000 (30.5%).  These increases were partially offset by a $17,000 (1.6%) decrease in salary and wage expense.  Group medical insurance increased due to greater employee participation in the Bank’s medical insurance plan and an overall increase in medical insurance premium costs in 2011 compared to 2010.  Contract payroll expense increased due to the nature and timing of commercial loan workout efforts performed by contract labor during the quarter.  Salary and wage expense decreased due to overall leaner staffing levels relative to the same period in 2010.

In the first nine months of 2011, salaries and employee benefits decreased $315,000 (8.0%) from the same period in 2010.  This was primarily due to decreases in salaries of $273,000 (8.2%), contract payroll of $75,000 (54.0%) and FICA taxes of $19,000 (8.1%). These decreases were partially offset by an increase of $56,000 (40.2%) in group medical insurance. The decrease in salaries and wages and FICA tax expense resulted from leaner staffing levels in 2011 compared to 2010, primarily related to an upper management position vacant since late July 2010.  Contract payroll expense was lower due to reduced loan workout staffing needs and fewer newly identified, higher stress, problem credits relative to the same prior year period.  Group medical insurance increased due to reasons identified above.

For the three and nine month periods ended September 30, 2011 occupancy expense decreased $81,000 (29.0%) and $141,000 (17.2%), respectively, compared to the same prior year periods.  The decrease related to lower expenses for repairs and maintenance, building services, property taxes, and depreciation.  Repairs and maintenance decreased due to fewer and less costly required projects undertaken in 2011 compared to 2010.  Building services expense decreased due to a change in the Bank’s janitorial service and lower costs incurred for normal exterior maintenance at the Bank’s facilities.  Decreased property taxes reflect decreases in the assessed and taxable values of the Bank’s facilities effective in 2011.  Depreciation expense is lower in 2011 compared to expense levels incurred during the same prior year periods due to certain building components becoming fully depreciated.

Equipment expense increased by $6,000 (7.4%) and $13,000 (4.9%) for the three and nine month periods ended September 30, 2011, respectively, compared to 2010.  Elevated expense in 2011 resulted from higher rental expense for components of a new phone system installed in 2010 and extensive vehicle maintenance and repairs on the Bank’s courier vehicle, partially offset by lower depreciation expense.

Professional and service fees decreased by $33,000 (7.3%) and $108,000 (8.4%) on both a comparative quarterly and year-to-date basis, respectively, relative to 2010.   Legal fees decreased due to fewer newly identified problem credits and foreclosure actions initiated in 2011 relative to the Bank’s experience in the same prior year periods.  Audit and accounting fees decreased due to fee adjustments related to financial reform legislation and reduced audit scopes for which fee adjustments were not recognized until late 2010.  Other fees decreased in 2011 primarily due to retainer fees paid to an investment banking advisor in 2010 related to the Bank’s recapitalization efforts.  Partially offsetting these favorable variances was an increase in network fees.

Computer service fees increased by $48,000 (44.1%) and $36,000 (10.6%) on both a comparative quarterly and year-to-date basis primarily due to one-time expenses incurred in the third quarter of 2011 for the early termination of a software contract and related data conversion fees as the Bank upgrades to an enhanced on-line bill pay application in the fourth quarter of 2011.

FDIC deposit insurance expense declined $99,000 (27.6%) and $232,000 (21.6%) on both a comparative quarterly and year-to-date basis, respectively, relative to 2010, principally resulting from a new rate structure implemented by the FDIC beginning April 1, 2011 and a modest decrease in the Bank’s net asset size.

Insurance expense decreased $47,000 (25.7%) and $108,000 (20.4%) for the three and nine months ended September 30, 2011, respectively, compared to 2010.  The decrease resulted from favorable policy renewals and rewrites with new and existing carriers completed in the first quarter of 2011.

Loan collection and foreclosed property expenses decreased $26,000 (18.9%) and $194,000 (34.0%) on both a comparative quarterly and year-to-date basis, respectively, relative to 2010.  These expenses include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate.  The decrease primarily resulted from fewer newly identified problem loans and a decrease in the level of other real estate properties owned by the Bank during 2011.

Net loss on sale/write down of ORE and repossessions primarily represents the loss on sale or additional write downs on these assets subsequent to the transfer of the asset from the loan portfolio.  Both the quarterly and year-to-date losses on ORE and repossessions of $236,000 and $277,000, respectively, increased over the same prior year periods.  Year-to-date 2011 valuation write downs totaled $308,000, of which $258,000 resulted from third quarter adjustments based on current appraisals, pending offers, and/or interest from potential buyers.  Net gain on ORE sales totaled $31,000 for the nine months ended September 30, 2011.

Other expense decreased $23,000 (12.6%) and $93,000 (17.0%) for the three and nine month periods, respectively, compared to 2010.  The decrease primarily related to elevated losses incurred on fraudulent checks in June 2010 and lower Michigan use tax expense in 2011.  Partially offsetting these decreases, advertising expense and business development expense were elevated in the current quarter and nine month period, respectively.

	(in thousands)
	Third Quarter		Year-to-Date
Income Tax Expense (Benefit)	2011	2010	2011	2010
Total	$(51)	$(69)	$(129)	$(70)

In the third quarter of 2011, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.  The decrease in the recorded valuation allowance resulted from an increase in the deferred tax liability related to appreciation in the available for sale investment portfolio.  Due to the uncertainty of generating future taxable income necessary to realize the recorded net deferred tax asset, the Corporation has recorded a deferred tax valuation allowance against the tax benefit related to the respective pre-tax losses incurred during the three and nine month periods ended September 2011 and 2010.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that the federal regulatory agencies adopt regulations defining five capital tiers for banks:

	Total	Tier 1
	Risk-Based	Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized			A ratio of tangible equity to
total assets of 2% or less

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

The Corporation’s and the Bank’s actual capital amounts and ratios are presented as of September 30, 2011 and December 31, 2010 in the following table:

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)Bank	$13,015,000	5.60%	$18,594,000	8.00%	$23,243,000	10.00%
FNBH Bancorp	12,888,000	5.53%	18,649,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,017,000	4.31%	9,297,000	4.00%	13,946,000	6.00%
FNBH Bancorp	9,881,000	4.24%	9,325,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,017,000	3.31%	12,122,000	4.00%	15,152,000	5.00%
FNBH Bancorp	9,881,000	3.26%	12,122,000	4.00%	N/A	N/A

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)Bank	$13,632,000	5.58%	$19,530,000	8.00%	$24,412,000	10.00%
FNBH Bancorp	13,580,000	5.56%	19,530,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,442,000	4.28%	9,765,000	4.00%	14,647,000	6.00%
FNBH Bancorp	10,390,000	4.26%	9,765,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,442,000	3.50%	11,919,000	4.00%	14,898,000	5.00%
FNBH Bancorp	10,390,000	3.49%	11,919,000	4.00%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010.  At September 30, 2011 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC.  In light of the Bank’s continued losses and capital position at September 30, 2011, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital.

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

Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern.  Although improved from June 30, 2011, our nonperforming assets exceed the sum of our capital and allowance for loan losses by approximately 41.2%.  As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio.  However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain.  Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan.  If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent.

During 2010 and through the current date, we have worked with financial and legal advisors to pursue various transactions that would provide additional capital to the Bank.  We continue to actively pursue these transactions.

However, the Corporation’s alternatives for additional capital are somewhat limited.  The ongoing liquidity concerns in the broader market and the loss of confidence in financial institutions will likely serve to increase our cost of funding and further limit our access to capital.  We may not be able to raise the necessary capital on favorable terms, or at all.  While the Company is hopeful that its ongoing efforts to raise additional capital will be successful, there are significant hurdles that remain in order for the Company to raise the amount of capital necessary for the Bank to comply with the requirements of the Consent Order.  An inability to raise capital would likely have a materially adverse effect on our business, financial condition and results of operations.  Management’s future plans in response to the Bank’s undercapitalized regulatory classification and the need to raise additional capital pursuant to the Consent Order are described more fully in Note 2 of the 2010 Annual Report contained in the Corporation’s report on Form 10-K filing.

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

Pursuant to the results of recent examinations of the Corporation by the Federal Reserve, the Corporation is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. As such, the Federal Reserve has required the Corporation to take action to support the Bank, which principally involves a capital infusion sufficient to satisfy minimum capital ratios imposed on the Bank. In addition, the Corporation must receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock.  Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs.  The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation.  Depending on the extent of the future cash needs of the holding company, the timing and success of any capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses.  Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation.  The holding company incurred pre-tax expenses totaling approximately $147,000 through September 30, 2011 and approximately $62,000 for calendar year 2010.

Regulatory Enforcement Action

As discussed above, the Bank is subject to a Consent Order issued by the OCC on September 24, 2009 that requires the Bank to raise capital in order to achieve certain minimum capital ratios.  See "Capital" above for more information regarding these capital requirements and the Bank's current failure to meet the capital requirements of the Consent Order.

In addition to the minimum capital ratios, the Consent Order imposes several other requirements on the Bank.  The Bank has taken a number of actions to address such other requirements (many of which were underway well before the Consent Order was issued), including:

•	the Board of Directors of the Bank appointed a Compliance Committee to ensure the Bank's compliance with the Consent Order and periodically report on such compliance efforts to the OCC;

•
the Bank adopted a written strategic plan that included, among other things, the specific requirements set forth in Consent Order, and the Bank has taken ongoing actions to monitor the Bank's performance relative to the strategic plan;

•
the Bank enhanced its liquidity risk management program via improved procedures for cash flow forecasting, monitoring and reporting, development of a contingency funding plan and increased its borrowing availability under lines of credit secured by certain pledged loans and investments;

•
the Bank has implemented numerous policies and procedures intended to improve asset quality levels within the loan portfolio, including:  identifying, monitoring, and reporting of problem loans via application of a comprehensive risk grade assessment system; development of specific workout strategies on all significant impaired loans; attempted restructuring of certain problem credits to mitigate the extent of potential future loss by the Bank; and, overall improvements to underwriting policies and credit structuring practices;

•	the Bank engaged an independent third-party loan review specialist to assess the Bank's ability to effectively assign appropriate risk grades and identify problem loans;

•
the Bank engaged an independent third-party to validate the Bank's allowance for loan loss methodology to ensure it conforms with regulatory guidance and accounting principles generally accepted in the United States of America, including an evaluation of the key assumptions used in the loan loss analysis;

•	the Bank enhanced its policies and procedures for obtaining appraisals on property securing loans made by the Bank;

•	the Bank implemented a practice of developing a written action plan for each parcel of other real estate owned;

•	the Bank has taken ongoing actions in an effort to reduce the Bank's concentration in commercial real estate (CRE) loans and construction and development (C&D) loans;

•	the Bank has taken ongoing actions to improve many aspects of its credit and loan policies and programs; and

•	the Bank enhanced its program designed to maintain an adequate allowance for loan and lease losses (ALLL).

While the Bank believes it has made significant progress in its efforts to comply with all requirements of the Consent Order other than the minimum capital requirements, the OCC continues to cite technical deficiencies and noncompliance with respect to each of the requirements of the Consent Order.  As such, additional, ongoing actions by the Bank are required in order to be in full compliance with the Consent Order as ultimately determined by the OCC.  While the OCC could take further and immediate regulatory enforcement action against the Bank if the OCC believes the Bank is not in compliance with any requirement of the Consent Order, the Bank currently believes its failure to meet the minimum capital requirements established by the Consent Order is the primary risk factor in determining the likelihood and extent of any further, more severe regulatory enforcement action (such as receivership of the Bank).

Recent Developments

On September 22, 2011, at a special shareholder meeting, the shareholders of the Company approved a 1-for-7 reverse stock split of the Corporation's outstanding shares of common stock.  This reverse stock split was implemented on October 3, 2011.  The primary purpose of the reverse stock split was to increase the number of the Corporation’s authorized common stock available for future issuance.  Please refer to the proxy statement the Corporation filed with the Securities and Exchange Commission (SEC) on August 10, 2011 for more details regarding the reverse stock split.

The Corporation's efforts to raise capital (as described in "Capital" above) may trigger an ownership change of the Corporation that would negatively affect the Corporation's ability to utilize its net operating loss carry forwards and other deferred tax assets in the future.  If such an ownership change were to occur, the Corporation may incur higher than anticipated tax expense, which would reduce future net income.  The Corporation is seeking to structure its capital raise in a manner that would avoid any such ownership change.  In addition, on October 14, 2011, the Corporation entered into a Tax Benefits Preservation Plan as a further protection against an ownership change that would adversely affect the Corporation's future ability to use its deferred tax assets.  The plan adopted by the Corporation is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes that may be subject to limitations under the federal tax laws regarding a change in their ownership.  In accordance with the plan, shares held by any person who acquires, without the approval of the Corporation's Board of Directors and excluding certain investors specified in the plan, beneficial ownership of 4.9% or more of the Corporation's outstanding common stock could be subject to significant dilution.  There is no guarantee, however, that the plan will prevent the occurrence of an ownership change for purposes of the federal tax laws.  Please refer to the Current Report on Form 8-K filed by the Corporation with the SEC on October 18, 2011 and the Registration Statement on Form 8-A filed on October 14, 2011 for more information regarding this plan.

Critical Accounting Policies
The Corporation maintains critical accounting policies for the valuation of investment securities, the allowance for loan losses, and income taxes.  Refer to Notes 1c, 1e and 1k of the December 31, 2010 Consolidated Financial Statements as included in Form 10-K for additional information on critical accounting policies.

Contractual Obligations
The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $92,000 at September 30, 2011 and December 31, 2010, respectively.  These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held on those commitments at September 30, 2011 and December 31, 2010, where there is collateral, was in excess of the committed amount.  A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards
In June 2011, the FASB has issued ASU 2011-05, Comprehensive Income (Topic 220); Presentation of Comprehensive Income.  This ASU amends accounting standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Corporation is currently evaluating both presentation approaches permitted by the ASU for the reporting of comprehensive income.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides guidance for creditors when determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring or loan modification constitutes a troubled debt restructuring.  The ASU also provides additional disclosure requirements.  This new guidance became effective for the quarter ended September 30, 2011, and applies retrospectively to restructurings occurring since January 1, 2011.  Refer to Note 5, Allowance for Loan Losses and Credit Quality of Loans, for disclosures related to this ASU.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010 and have been added to Note 5.

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

Recent Legislative Developments
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Uncertainty remains as to the ultimate impact of the new law, which could have a material adverse impact either on the financial services industry as a whole or on the Corporation’s and Bank’s business, results of operations and financial condition.  This new federal law contains a number of provisions that could affect the Corporation and the Bank.  For example, the law:

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

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.
With the participation of management, the Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2011, have concluded that, as of such date, the Corporation’s disclosure controls and procedures were effective.

(b)
Changes in Internal Control Over Financial Reporting.
During the quarter ended September 30, 2011 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended September 30, 2011.

Item 6.  Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/ Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/ Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date: December 2, 2011