Form 10-Q/A
period 2011-06-30
FNBH BANCORP INC
filed 2012-03-23
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

TABLE OF CONTENTS

Page
Number

Disclaimer Regarding Forward-Looking Statements	iii

Explanatory Note	iv

Part I Financial Information (unaudited)

ii

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

iii

FNBH Bancorp, Inc.

Quarterly Report on Form 10-Q/A for the period ended June 30, 2011

EXPLANATORY NOTE

FNBH Bancorp, Inc. is filing this Amendment No. 2 (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, which Form 10-Q was originally filed with the Securities and Exchange Commission (SEC) on August 16, 2011 (but deemed filed on August 15, 2011 pursuant to SEC Rule 12b-25), as amended by an Amendment No. 1 filed with the SEC on August 26, 2011. This Amendment is being filed to amend and restate the Corporation’s unaudited consolidated financial statements and other information as of and for the three and six months ended June 30, 2011 to make certain adjustments with respect to the provision and allowance for loan losses and to accelerate the timing of certain loan charge offs and loan transfers to other real estate owned.

In January 2012 and subsequent to the filing of the Corporation’s Quarterly Report on Form 10-Q, after consultation with its regulatory examiners, the Corporation’s wholly-owned bank subsidiary, First National Bank in Howell (“the Bank”), determined to restate its June and September 2011 Call Reports to reflect an additional $3.0 million provision expense in the allowance for loan losses, recognize an additional $2.6 million of loan charge offs, and record the transfer of a $0.95 million loan to other real estate owned, effective June 30, 2011, based on findings from an examination initiated in June 2011. The related loan charge offs and transfer to other real estate were originally recognized by the Bank during the quarter ended September 30, 2011. Our previously issued consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2011, as originally filed with the SEC, should no longer be relied upon.

A detailed summary of the financial statement restatement is provided in Note 11 of the unaudited consolidated financial statements included within this Amendment.

The information in this Amendment not only revises the unaudited consolidated financial statements that were included in the originally filed Form 10-Q for the three and six months ended June 30, 2011, but also amends other information in that Form 10-Q affected by the revisions described above. Therefore this Amendment should be read together with the originally filed Form 10-Q. Furthermore, except as may be expressly stated in this Amendment, the information in this Amendment is as of June 30, 2011 and does not reflect events occurring after the filing of the originally filed Form 10-Q or update information or disclosures contained in the originally filed Form 10-Q that were not affected by the revisions described above. Accordingly, this Amendment also should be read in conjunction with the Corporation’s subsequent filings of financial information related to its financial position and results of operations as information in any subsequent filings may update or supersede certain information contained in this Amendment.

The following items of the originally filed Form 10-Q for the three and six months ended June 30, 2011 have been revised:

Part I – Financial Information

Item 1 – Financial Statements (unaudited)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, updated certifications by the Corporation’s principal executive officer and principal financial officer are filed herewith as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 to this Amendment.

The Corporation has not amended, and does not intend to amend, any of its other previously filed reports except for its September 30, 2011 Quarterly Report on Form 10-Q originally filed with the SEC on December 2, 2011 to reflect the cumulative effect of the June 30, 2011 restatement adjustments described above.

iv

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,
	2011	December 31,
	(Restated)	2010
Assets
Cash and due from banks	$27,691,632	$40,376,267
Short term investments	196,524	196,159
Total cash and cash equivalents	27,888,156	40,572,426

Investment securities:
Investment securities available for sale, at fair value	41,033,144	27,269,670
FHLBI and FRB stock, at cost	779,050	901,350
Total investment securities	41,812,194	28,171,020

Loans held for investment:
Commercial	189,497,594	203,025,518
Consumer	15,482,141	16,641,544
Real estate mortgage	15,293,950	16,271,284
Total loans held for investment	220,273,685	235,938,346
Less allowance for loan losses	(13,054,118)	(13,970,170)
Net loans held for investment	207,219,567	221,968,176
Premises and equipment, net	7,675,905	7,692,185
Other real estate owned, held for sale	3,918,882	4,294,212
Accrued interest and other assets	2,014,250	2,642,511
Total assets	$290,528,954	$305,340,530

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$77,400,567	$62,294,189
NOW	28,571,521	52,018,941
Savings and money market	76,191,484	75,226,475
Time deposits	95,597,089	100,382,011
Brokered certificates of deposit	3,367,454	3,358,573
Total deposits	281,128,115	293,280,189
Accrued interest, taxes, and other liabilities	1,998,358	1,926,543
Total liabilities	283,126,473	295,206,732

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares
issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at June 30, 2011 and December 31, 2010; 3,171,523 shares issued and outstanding at June 30,
2011 and 3,165,392 shares issued and outstanding at December 31, 2010	7,072,759	6,935,140
Retained earnings (deficit)	(398,222)	2,747,615
Deferred directors' compensation	577,111	708,372
Accumulated other comprehensive income (loss)	150,833	(257,329)
Total shareholders' equity	7,402,481	10,133,798
Total liabilities and shareholders' equity	$290,528,954	$305,340,530

See notes to interim consolidated financial statements (unaudited)

FNBH Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended June 30		Six months ended June 30
	2011		2011
	(Restated)	2010	(Restated)	2010
Interest and dividend income:
Interest and fees on loans	$2,939,342	$3,291,285	$5,903,588	$6,736,293
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	275,452	195,740	468,897	406,361
Obligations of states and political subdivisions	67,544	69,681	131,308	142,958
Other securities	6,611	6,016	12,326	10,809
Interest on short term investments	499	143	822	232
Total interest and dividend income	3,289,448	3,562,865	6,516,941	7,296,653
Interest expense:
Interest on deposits	399,554	658,872	850,557	1,367,686
Interest on other borrowings	-	-	-	1,174
Total interest expense	399,554	658,872	850,557	1,368,860
Net interest income	2,889,894	2,903,993	5,666,384	5,927,793
Provision for loan losses	3,800,002	1,200,000	4,600,000	2,400,000
Net interest income (deficiency) after provision for loan losses	(910,108)	1,703,993	1,066,384	3,527,793
Noninterest income:
Service charges and other fee income	672,076	780,621	1,299,082	1,554,894
Trust income	49,515	57,819	103,026	129,390
Other	559	(1,582)	31,961	(135)
Total noninterest income	722,150	836,858	1,434,069	1,684,149
Noninterest expense:
Salaries and employee benefits	1,170,236	1,306,658	2,382,426	2,705,905
Net occupancy expense	209,140	255,547	480,113	539,921
Equipment expense	101,456	83,583	180,378	173,733
Professional and service fees	402,485	437,324	753,037	827,705
Loan collection and foreclosed property expenses	111,322	164,955	263,846	431,380
Computer service fees	109,242	116,664	221,883	233,765
Computer software amortization expense	59,354	64,284	119,306	130,328
FDIC assessment fees	258,319	360,493	583,486	716,854
Insurance	135,876	182,744	283,316	344,022
Printing and supplies	50,786	38,981	80,419	73,778
Director fees	19,938	16,125	39,125	33,075
Net loss on sale/writedown of OREO and repossessions	16,513	141,513	41,668	172,763
Other	168,156	226,783	294,989	364,976
Total noninterest expense	2,812,823	3,395,654	5,723,992	6,748,205
Loss before federal income taxes	(3,000,781)	(854,803)	(3,223,539)	(1,536,263)
Federal income tax expense (benefit)	(77,702)	60,542	(77,702)	(774)
Net loss	$(2,923,079)	$(915,345)	$(3,145,837)	$(1,535,489)
Per share statistics:
Basic and Diluted EPS	$(0.91)	$(0.29)	$(0.98)	$(0.48)
Basic and diluted average shares outstanding	3,197,837	3,191,928	3,197,729	3,190,668

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Common Stock	Retained Earnings (Deficit) (Restated)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total (Restated)
Balances at January 1, 2010	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	8,544				8,544
Issued 3,715 shares for employee stock purchase plan	1,620				1,620
Issued 8,088 shares for deferred directors' fees	177,547		(177,547)		-
Comprehensive loss:
Net loss		(1,535,489)			(1,535,489)
Change in unrealized gain on investment securities available for sale, net of tax effect				1,502	1,502
Total comprehensive loss					(1,533,987)
Balances at June 30, 2010	$6,925,839	$5,105,571	$708,372	$112,659	$12,852,441

Balances at January 1, 2011	$6,935,140	$2,747,615	$708,372	$(257,329)	$10,133,798
Earned portion of long term incentive plan	6,358				6,358
Issued 6,131 shares for deferred directors' fees	131,261		(131,261)		-
Comprehensive loss:
Net loss		(3,145,837)			(3,145,837)
Change in unrealized gain on investment securities available for sale, net of tax effect				408,162	408,162
Total comprehensive loss					(2,737,675)
Balances at June 30, 2011	$7,072,759	$(398,222)	$577,111	$150,833	$7,402,481

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2011
	(Restated)	2010
Cash flows from operating activities:
Net loss	$(3,145,837)	$(1,535,489)
Adjustments to reconcile net loss to net cash provided by operating activites:
Provision for loan losses	4,600,000	2,400,000
Depreciation and amortization	344,849	379,587
Deferred income tax (benefit) expense	(77,702)	(774)
Net amortization on investment securities	166,321	4,560
Earned portion of long term incentive plan	6,358	8,544
Loss on the disposal of fixed assets	1,574	-
Loss on the sale of other real estate owned, held for sale	43,218	188,737
Decrease in accrued interest income and other assets	507,381	1,571,903
Decrease in accrued interest, taxes, and other liabilities	71,815	(193,698)
Net cash provided by operating activities	2,517,977	2,823,370
Cash flows from investing activities:
Purchases of available for sale securities	(16,085,664)	-
Proceeds from maturities and calls of available for sale securities	250,000	390,000
Proceeds from mortgage-backed securities paydowns-available for sale	2,391,733	2,116,234
Proceeds from repurchse of FHLB stock	122,300	-
Net decrease in loans	9,093,367	13,394,419
Proceeds from sale of other real estate owned, held for sale	1,387,354	841,062
Capital expenditures	(209,263)	(64,348)
Net cash provided by (used in) investing activities	(3,050,173)	16,677,367
Cash flows from financing activities:
Net decrease in deposits	(12,152,074)	(25,684,575)
Payments on FHLBI note	-	(413,970)
Shares issued for employee stock purchase plan	-	1,620
Net cash used in financing activities	(12,152,074)	(26,096,925)
Net decrease in cash and cash equivalents	(12,684,270)	(6,596,188)
Cash and cash equivalents at beginning of year	40,572,426	37,043,665
Cash and cash equivalents at end of period	$27,888,156	$30,447,477
Supplemental disclosures:
Interest paid	$892,648	$1,440,914
Net federal income taxes refunded	-	1,693,691
Loans transferred to other real estate	1,055,242	3,788,742
Loans charged off	6,053,558	7,929,340

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

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Obligations of state and political subdivisions	$(30,349)	$1,323,666	$-	$-	$(30,349)	$1,323,666
Mortgage-backed/CMO securities	(19,409)	2,952,742	(479,473)	2,308,138	(498,882)	5,260,880
Total available for sale	$(49,758)	$4,276,408	$(479,473)	$2,308,138	$(529,231)	$6,584,546

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Obligations of state and political subdivisions	$(117,722)	$2,692,003	$-	$-	$(117,722)	$2,692,003
Mortgage-backed/CMO securities	(59,401)	6,955,344	(380,011)	2,591,514	(439,412)	9,546,858
Preferred stock securities	(10,800)	22,400	-	-	(10,800)	22,400
Total available for sale	$(187,923)	$9,669,747	$(380,011)	$2,591,514	$(567,934)	$12,261,261

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

4. Loans

Portfolio loans consist of the following:

	June 30, 2011
	(Restated)	December 31, 2010
Commerical	$13,916,202	$16,195,595
Commercial real estate:
Construction, land development, and other land	18,029,066	19,641,905
Owner occupied	60,635,667	63,315,056
Nonowner occupied	86,436,916	91,690,983
Consumer real estate:
Commercial purpose	9,884,187	11,343,509
Mortgage - Residential	15,661,160	16,772,150
Home equity and home equity lines of credit	10,579,819	11,397,448
Consumer and Other	5,325,963	5,783,631
Subtotal	220,468,980	236,140,277
Unearned income	(195,295)	(201,931)
Total Loans	$220,273,685	$235,938,346

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

Activity in the allowance for loan losses by portfolio segment is a follows:

	For the Three Months Ended June 30, 2011 (Restated)
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$1,144,045	$10,362,597	$2,044,627	$183,118	$13,734,387
Charge offs	(577)	(3,669,253)	(1,001,892)	(52,887)	(4,724,609)
Recoveries	88,031	21,342	92,759	42,206	244,338
Provision	(260,206)	3,115,790	972,741	(28,323)	3,800,002
Ending balance	$971,293	$9,830,476	$2,108,235	$144,114	$13,054,118

	For the Six Months Ended June 30, 2011 (Restated)
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170
Charge offs	(224,929)	(4,220,506)	(1,507,997)	(100,126)	(6,053,558)
Recoveries	122,558	226,684	118,133	70,131	537,506
Provision	24,431	3,268,870	1,285,481	21,218	4,600,000
Ending balance	$971,293	$9,830,476	$2,108,235	$144,114	$13,054,118

	For the Three Months Ended June 30, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$999,339	$12,653,734	$1,926,198	$221,012	$15,800,283
Charge offs	(156,784)	(2,657,875)	(421,019)	(47,509)	(3,283,187)
Recoveries	23,183	53,630	5,056	58,366	140,235
Provision	385,841	478,847	358,994	(23,682)	1,200,000
Ending balance	$1,251,579	$10,528,336	$1,869,229	$208,187	$13,857,331

	For the Six Months Ended June 30, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Beginning balance	$965,255	$15,554,706	$1,915,944	$229,268	$18,665,173
Charge offs	(413,161)	(6,675,681)	(685,531)	(154,967)	(7,929,340)
Recoveries	40,956	560,666	13,474	106,402	721,498
Provision	658,529	1,088,645	625,342	27,484	2,400,000
Ending balance	$1,251,579	$10,528,336	$1,869,229	$208,187	$13,857,331

The following table presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	June 30, 2011 (Restated)
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$436,000	$2,355,376	$371,000	$-	$3,162,376
Collectively evaluated for impairment	535,293	7,475,100	1,737,235	144,114	9,891,742
Total allowance for loan losses	$971,293	$9,830,476	$2,108,235	$144,114	$13,054,118

Loan balances:
Individually evaluated for impairment	$1,028,067	$22,542,692	$2,366,237	$-	$25,936,996
Collectively evaluated for impairment	12,888,135	142,558,957	33,758,929	5,325,963	194,531,984
Total loans	$13,916,202	$165,101,649	$36,125,166	$5,325,963	$220,468,980

	December 31, 2010
		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and other	Total
Allowance for loan losses:
Individually evaluated for impairment	$462,000	$5,776,000	$297,000	$-	$6,535,000
Collectively evaluated for impairment	587,233	4,779,428	1,915,618	152,891	7,435,170
Total allowance for loan losses	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170

Loan balances:
Individually evaluated for impairment	$1,379,512	$27,427,229	$1,396,122	$403,632	$30,606,495
Collectively evaluated for impairment	14,816,083	147,220,715	38,116,985	5,379,999	205,533,782
Total Loans	$16,195,595	$174,647,944	$39,513,107	$5,783,631	$236,140,277

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

Our internal loan grading system assigns a risk grade to all commercial loans. This grading system is similar to those employed by banking regulators. Grades 1 through 5 are considered “pass” credits and grades 6 through 9 are considered “watch” credits and are subject to greater scrutiny. Those loans graded 7 and higher are considered substandard and are evaluated for impairment if reported as nonaccrual and are greater than $250,000 or part of an aggregate relationship exceeding $250,000. All commercial loans are graded at inception and reviewed, and if appropriate, re-graded at various intervals thereafter. Additionally, our commercial loan portfolio and assigned risk grades are periodically subjected to review by external loan reviewers and banking regulators. Certain key factors considered in assigning loan grades, include: cash flows, operating performance, financial condition, collateral, industry condition, management, and the strength, liquidity and willingness of guarantors’ support.

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

The following table summarizes credit risk grades and nonperforming loans by class of loans at June 30, 2011(Restated).

		Commerical Real Estate			Consumer Real Estate
		Construction,					Home equity
		Land					and Home
		Development,		Non Owner	Commercial	Mortgage -	equity Lines of	Consumer
Risk Grade	Commercial	Other Land	Owner Occupied	Occupied	Purpose	Residential	Credit	and Other
Not Rated	$-	$90,464	$53,384	$-	$-	$13,207,483	$10,257,321	$4,272,981
1	716,945	-	-	-	-	-	-	-
2	252,877	-	536,286	-	-	-	-	-
3	2,021,238	1,195,010	3,597,918	1,027,508	443,968	-	-	510,084
4	3,976,514	1,248,688	13,712,865	24,499,757	1,886,754	-	-	148,789
5	3,302,330	5,530,884	27,596,190	41,085,507	3,759,055	-	-	151,332
6	1,153,567	1,976,762	5,257,256	7,663,950	1,611,067	-	-	-
7	2,492,731	7,987,258	9,881,768	12,160,194	2,183,343	2,453,677	322,498	242,777
Total	$13,916,202	$18,029,066	$60,635,667	$86,436,916	$9,884,187	$15,661,160	$10,579,819	$5,325,963

Performing	$12,446,075	$8,811,787	$54,058,690	$79,001,454	$6,899,817	$14,351,653	$10,353,505	$5,279,718
Nonperforming	1,470,127	9,217,279	6,576,977	7,435,462	2,984,370	1,309,507	226,314	46,245
Total	$13,916,202	$18,029,066	$60,635,667	$86,436,916	$9,884,187	$15,661,160	$10,579,819	$5,325,963

The following table summarizes credit risk grades and nonperforming loans by class of loans at December 31, 2010.

		Commerical Real Estate			Consumer Real Estate
		Construction,					Home equity
		Land					and Home
		Development,	Owner	Non Owner	Commercial	Mortgage -	equity Lines of	Consumer
Risk Grade	Commercial	Other Land	Occupied	Occupied	Purpose	Residential	Credit	and Other
Not Rated	$-	$90,962	$59,510	$-	$-	$13,922,193	$11,100,433	$4,429,637
1	915,371	-	-	-	-	-	-	-
2	508,717	-	-	-	-	-	-	-
3	2,515,293	1,470,334	2,135,613	843,228	353,935	-	-	662,640
4	3,098,230	1,173,686	14,786,199	22,255,054	1,999,213	-	-	282,613
5	4,627,881	5,317,013	30,193,755	41,308,900	3,511,445	-	-	161,696
6	1,837,269	1,865,608	6,790,306	14,083,914	2,284,589	-	-	-
7	2,692,834	9,724,302	9,349,673	13,199,887	3,194,327	2,849,957	297,015	247,045
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Performing	$13,897,127	$10,994,656	$57,069,363	$82,662,548	$8,743,005	$14,965,365	$11,209,677	$5,740,341
Nonperforming	2,298,468	8,647,249	6,245,693	9,028,435	2,600,504	1,806,785	187,771	43,290
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of past due loans segregated by class of loans as of June 30, 2011 (Restated):

							Loans 90+
	Loans Past Due				Loans not	Total	days Past Due
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans	and Accruing
Commercial	$27,310	$278,187	$6,066	$311,563	$13,604,639	$13,916,202	$-
Commercial real estate:
Construction, land development, and other land	142,902	-	5,161,185	5,304,087	12,724,979	18,029,066	-
Owner occupied	186,240	408,628	1,843,746	2,438,614	58,197,053	60,635,667	-
Nonowner occupied	265,108	128,333	1,048,924	1,442,365	84,994,551	86,436,916	-
Consumer real estate:
Commercial purpose	180,182	-	394,960	575,142	9,309,045	9,884,187	-
Mortgage - Residential	-	738,126	72,793	810,919	14,850,241	15,661,160	-
Home equity and home equity lines of credit	218,766	35,210	-	253,976	10,325,843	10,579,819	-
Consumer and Other	48,138	8,173	1,241	57,552	5,268,411	5,325,963	-
Total	$1,068,646	$1,596,657	$8,528,915	$11,194,218	$209,274,762	$220,468,980	$-

An aging analysis of past due loans segregated by class of loans as of December 31, 2010:

							Loans 90+
	Loans Past Due				Loans not	Total	days Past Due
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans	and Accruing
Commercial	$572,949	$-	$530,616	$1,103,565	$15,092,030	$16,195,595	$-
Commercial real estate:
Construction, land development, and other land	-	-	6,091,118	6,091,118	13,550,787	19,641,905	-
Owner occupied	181,565	-	2,672,341	2,853,906	60,461,150	63,315,056	-
Nonowner occupied	-	-	2,032,497	2,032,497	89,658,486	91,690,983	-
Consumer real estate:
Commercial purpose	-	-	1,244,601	1,244,601	10,098,908	11,343,509
Mortgage - Residential	-	179,271	533,216	712,487	16,059,663	16,772,150
Home equity and home equity							-
lines of credit	256,360	104,330	-	360,690	11,036,758	11,397,448	-
Consumer and Other	41,014	13,117	1,631	55,762	5,727,869	5,783,631	-
Total	$1,051,888	$296,718	$13,106,020	$14,454,626	$221,685,651	$236,140,277	$-

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	June 30,
	2011	December 31,
	(Restated)	2010
Commercial	$1,470,127	$2,298,468
Commercial real estate:
Construction, land development, and other land	9,217,279	8,647,249
Owner occupied	6,576,977	6,245,693
Nonowner occupied	7,435,462	9,028,435
Consumer real estate:
Commercial purpose	2,984,370	2,600,504
Mortgage - Residential	1,309,507	1,806,785
Home equity and home equity lines of credit	226,314	187,771
Consumer and Other	46,245	43,290
Total	$29,266,281	$30,858,195

The Bank had $14,810,000 and $12,519,000 of troubled-debt restructured (“TDRs”) loans at June 30, 2011 and December 31, 2010, of which $13,998,000 and $7,053,000 are included in nonaccrual loans, respectively.

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Impaired loans and related allowance allocations by class of loans at June 30, 2011 (Restated) were as follows:

	Recorded	Unpaid Principal	Related	Average
	Investment	Balance	Allowance	Balance
With no related allowance recorded:
Commercial	$256,267	$286,059	$-	$332,416
Commercial real estate:
Construction, land development, and other land	2,388,384	2,982,774	-	1,555,265
Owner occupied	1,474,524	1,854,865	-	1,463,285
Non owner occupied	901,980	963,987	-	1,383,107
Consumer real estate:
Commercial purpose	541,698	637,070	-	616,586
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	5,562,853	6,724,755	-	5,350,659
With an allowance recorded:
Commercial	771,800	822,499	436,000	794,356
Commercial real estate:
Construction, land development, and other land	6,103,652	10,111,032	678,000	7,087,455
Owner occupied	4,024,489	5,235,722	545,000	5,009,545
Non owner occupied	7,649,663	11,439,771	1,132,376	9,935,247
Consumer real estate:
Commercial purpose	1,824,539	2,470,215	371,000	1,889,126
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	20,374,143	30,079,239	3,162,376	24,715,729
Total:
Commercial	1,028,067	1,108,558	436,000	1,126,772
Commercial real estate:
Construction, land development, and other land	8,492,036	13,093,806	678,000	8,642,720
Owner occupied	5,499,013	7,090,587	545,000	6,472,830
Non owner occupied	8,551,643	12,403,758	1,132,376	11,318,354
Consumer real estate:
Commercial purpose	2,366,237	3,107,285	371,000	2,505,712
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$25,936,996	$36,803,994	$3,162,376	$30,066,388

Impaired loans and related allowance allocations by class of loans at December 31, 2010 were as follows:

	Recorded	Unpaid Principal	Related	Average
	Investment	Balance	Allowance	Balance
With no related allowance recorded:
Commercial	$551,143	$580,023	$-	$693,352
Commercial real estate:
Construction, land development, and other land	1,487,350	4,417,929	-	2,376,456
Owner occupied	3,217,843	3,438,668	-	1,740,262
Non owner occupied	1,671,186	1,698,476	-	2,377,437
Consumer real estate:
Commercial purpose	704,837	794,233	-	140,967
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	7,632,359	10,929,329	-	7,328,474
With an allowance recorded:
Commercial	828,369	861,986	462,000	1,065,747
Commercial real estate:
Construction, land development, and other land	6,706,756	8,262,532	1,085,000	9,269,626
Owner occupied	4,606,999	5,070,441	1,394,000	4,954,620
Non owner occupied	9,737,095	10,473,268	3,297,000	7,838,019
Consumer real estate:
Commercial purpose	1,094,917	1,100,483	297,000	218,983
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
	22,974,136	25,768,710	6,535,000	23,346,995
Total:
Commercial	1,379,512	1,442,009	462,000	1,759,099
Commercial real estate:
Construction, land development, and other land	8,194,106	12,680,461	1,085,000	11,646,082
Owner occupied	7,824,842	8,509,109	1,394,000	6,694,882
Non owner occupied	11,408,281	12,171,744	3,297,000	10,215,456
Consumer real estate:
Commercial purpose	1,799,754	1,894,716	297,000	359,950
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$30,606,495	$36,698,039	$6,535,000	$30,675,469

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

Fair value on a nonrecurring basis is as follows:

	Fair Value Measurements at June 30, 2011 (Restated)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$22,774,620	$-	$-	$22,774,620
Other real estate owned	3,918,882	-	-	3,918,882

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$24,071,495	$-	$-	$24,071,495
Other real estate owned	4,294,212	-	-	4,294,212

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2011
	(Restated)		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$27,888,000	$27,888,000	$40,572,000	$40,572,000
Investments and mortgage-backed securities	41,033,000	41,033,000	27,270,000	27,270,000
FHLBI and FRB stock	779,000	NA	901,000	NA
Loans, net	207,220,000	211,404,000	221,968,000	222,025,000
Accrued interest income	803,000	803,000	834,000	834,000
Financial liabilities:
Deposits
Demand	$77,401,000	$77,401,000	$62,294,000	$62,294,000
NOW	28,572,000	28,176,000	52,019,000	52,089,000
Savings and money market accounts	76,191,000	75,547,000	75,226,000	75,276,000
Time deposits	95,597,000	96,559,000	100,382,000	100,647,000
Brokered certificates	3,367,000	3,482,000	3,359,000	3,463,000
Accrued interest expense	162,000	162,000	204,000	204,000

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

The following table presents basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	2011		2011
	(Restated)	2010	(Restated)	2010
Weighted average common shares outstanding	3,197,837	3,191,928	3,197,729	3,190,668
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted common shares outstanding	3,197,837	3,191,928	3,197,729	3,190,668

Net loss available to common shareholders	$(2,923,079)	$(915,345)	$(3,145,837)	$(1,535,489)
Basic and diluted net loss per share	$(0.91)	$(0.29)	$(0.98)	$(0.48)

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

A summary of the activity under the Plan for the six months ended June 30, 2011 and 2010 is presented below:

	2011		2010
		Weighted- Average		Weighted- Average
		Grant Date		Grant Date
Restricted Stock Awards	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	1,210	$16.03	2,033	$17.47
Granted	-	-	-	-
Vested	(348)	18.26	(428)	19.99
Forfeited	-	-	-	-
Outstanding at June 30,	862	$15.14	1,605	$16.80

The total fair value of the awards vested during the three months ended June 30, 2011 and 2010 was $2,578 and $3,780, respectively. Awards vested during the six months ended June 30, 2011 and 2010 had a total a fair value of $6,358 and $8,544, respectively. As of June 30, 2011, there was $13,051 of total unrecognized compensation cost related to nonvested stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 1.41 years.

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

11. Restatement

Subsequent to filing the Corporation’s June 30, 2011 Quarterly Report on Form 10-Q, management determined that the previously reported unaudited consolidated financial statements required adjustments to the loan loss provision and the allowance for loan losses (“ALLL”) to conform with the Bank’s revised June and September 2011 Call Reports. In assessing the adequacy of the Bank’s allowance for loan losses, management takes into consideration a number of factors, including current economic conditions and prior loan loss experience. This assessment is inherently subjective. Based on input from the Bank’s federal regulators, a reassessment of certain of these factors was performed and the determination was made to increase the ALLL as of June 30, 2011 by increasing the provision for loan losses by an additional $3,000,000.

In addition, based on management’s reassessment of the effects of events and information providing additional evidence about conditions that existed at June 30, 2011 for certain impaired commercial real estate loans, it was determined that portions of such loans were uncollectible and required approximately $2,600,000 of charge offs effective at June 30, 2011. These charge offs were taken primarily against specific reserves that were established prior to June 30, 2011. The restatement also included the transfer of an approximate $950,000 loan to other real estate owned based on management’s determination that the Bank exercised effective control of the underlying collateral at June 30, 2011. Except for the additional $3,000,000 provision expense to increase the ALLL at June 30, 2011, management had previously reported these events (the charge offs and the loan transfer to other real estate) during the quarter ended September 30, 2011.

The impact of the restatement on the consolidated financial statements for the three and six months ended June 30, 2011 is summarized below:

Effect of Restatement
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Previously			As Previously
	Reported	Change	As Restated	Reported	Change	As Restated
Consolidated Statement of Operations
Provision for loan losses	$800,002	$3,000,000	$3,800,002	$1,600,000	$3,000,000	$4,600,000
Net income (loss)	76,921	(3,000,000)	(2,923,079)	(145,837)	(3,000,000)	(3,145,837)
Earnings (loss) per share:
Basic and diluted	0.02	(0.93)	(0.91)	(0.05)	(0.93)	(0.98)

	As of June 30, 2011
	As Previously
Consolidated Balance Sheet	Reported	Change	As Restated
Commercial loans	$193,045,176	$(3,547,582)	$189,497,594
Allowance for loan losses	(12,650,158)	(403,960)	(13,054,118)
Net loans held for investment	211,171,109	(3,951,542)	207,219,567
Other real estate owned, held for sale	2,967,340	951,542	3,918,882
Total assets	293,528,954	(3,000,000)	290,528,954
Retained earnings (deficit)	2,601,778	(3,000,000)	(398,222)
Total shareholders' equity	10,402,481	(3,000,000)	7,402,481

	Six Months Ended June 30, 2011
	As Previously
Consolidated Statement of Cash Flows	Reported	Change	As Restated
Supplemental disclosures:
Loans transferred to other real estate	$103,700	$951,542	$1,055,242
Loans charged off	3,457,518	2,596,040	6,053,558

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

	(in thousands except per share data)
Earnings	Second Quarter		Year-to-Date
	2011		2011
	(Restated)	2010	(Restated)	2010
Net loss	$(2,923)	$(915)	$(3,146)	$(1,535)
Basic and diluted net loss per share	$(0.91)	$(0.29)	$(0.98)	$(0.48)

Net loss for the three and six months ended June 30, 2011 compared to the same periods last year was positively affected by lower interest expense due to lower average deposit balances and lower rates, and lower noninterest expense. These favorable variances were offset by higher provision for loan losses, lower interest income on loans due to lower average balances, continued high nonaccrual balances, lower loan yields, and lower noninterest income.

Net loss for the three months ended June 30, 2011 increased by $2,008,000 compared to the same period last year. In the second quarter of 2011, the provision for loan losses increased by $2,600,000 and noninterest expense decreased by $583,000 due to lower salaries and employee benefits, FDIC assessment fees, loan collection and foreclosed property expenses, and a decrease in other real estate losses. Federal income tax benefit increased by $138,000. Partially offsetting these favorable variances, noninterest income decreased by $115,000.

Net loss for the six months ended June 30, 2011, increased $1,610,000 compared to the six months ended June 30, 2010. Provision for loan losses increased $2,200,000, net interest income and noninterest income decreased by $261,000 and $250,000, respectively. Partially offsetting these unfavorable variances, noninterest expense decreased $1,024,000 due to lower salaries and employee benefits, FDIC assessment fees, loan collection and foreclosed property expenses, and lower losses related to other real estate properties. Federal income tax benefit increased by $77,000.

	(in thousands)
Net Interest Income	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Interest and dividend income	$3,290	$3,563	$6,517	$7,297
Interest expense	400	659	851	1,369
Net Interest Income	$2,890	$2,904	$5,666	$5,928

The following tables show an analysis of net interest margin for the three and six months ended June 30:

INTEREST YIELDS AND COSTS

(in thousands)

	For the three months ended June 30,
	2011
	(Restated)			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$196	$0.1	0.27%	$97	$-	0.12%
Securities: Taxable	36,335	282.1	3.11%	14,923	201.8	5.41%
Tax-exempt (1)	6,060	97.3	6.42%	6,822	102.3	6.00%
Commercial loans (2)(3)	197,725	2,573.1	5.15%	220,682	2,835.3	5.08%
Consumer loans (2)(3)	15,657	207.3	5.31%	17,624	251.2	5.72%
Mortgage loans (2)(3)	15,514	168.4	4.34%	18,376	217.8	4.74%
Total earning assets and total interest income	271,487	3,328.3	4.86%	278,524	3,608.4	5.14%
Cash and due from banks	21,753			29,240
All other assets	13,202			18,045
Allowance for loan losses	(13,605)			(15,723)
Total Assets	$292,837			$310,086
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,617	$1.7	0.02%	$47,625	$23.1	0.19%
Savings	42,090	9.9	0.09%	39,438	18.6	0.19%
MMDA	33,542	50.6	0.60%	30,197	46.9	0.62%
Time	99,822	337.4	0.01	120,299	570.3	1.90%
Total interest bearing liabilities and
total interest expense	204,071	399.6	0.79%	237,559	658.9	1.11%
Non-interest bearing deposits	76,368			56,338
All other liabilities	2,093			2,368
Shareholders' Equity	10,305			13,821
Total Liabilities and Shareholders' Equity	$292,837			$310,086
Interest spread			4.07%			4.03%
Net interest income-FTE		$2,928.7			$2,949.5
Net interest margin			4.27%			4.19%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $30,477,000 in 2011 and $36,153,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $19,000 in 2011 and $27,000 in 2010.

INTEREST YIELDS AND COSTS

(in thousands)

	For the six months ended June 30,
	2011
	(Restated)			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$196	$0.3	0.36%	$99	$-	0.08%
Securities: Taxable	30,844	481.2	3.12%	15,462	417.2	5.40%
Tax-exempt (1)	6,181	191.7	6.20%	6,954	210.2	6.03%
Commercial loans (2)(3)	199,715	5,152.8	5.13%	225,883	5,792.1	5.10%
Consumer loans (2)(3)	15,908	426.6	5.41%	17,980	512.3	5.75%
Mortgage loans (2)(3)	15,780	342.8	4.34%	18,689	456.5	4.89%
Total earning assets and total interest income	268,624	6,595.4	4.89%	285,067	7,388.3	5.16%
Cash and due from banks	28,733			28,151
All other assets	13,509			17,916
Allowance for loan losses	(13,851)			(16,889)
Total Assets	$297,015			$314,245
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$29,021	$4.2	0.03%	$48,440	$49.0	0.20%
Savings	41,129	22.8	0.11%	39,130	37.5	0.19%
MMDA	35,196	109.1	0.63%	32,276	106.3	0.66%
Time	101,676	714.5	1.42%	121,525	1,174.9	1.95%
FHLBI advances	-	-	-	32	1.2	7.29%
Total interest bearing liabilities and total interest expense	207,022	850.6	0.83%	241,403	1,368.9	1.14%
Non-interest bearing deposits	77,638			56,395
All other liabilities	2,110			2,356
Shareholders' Equity	10,245			14,091
Total Liabilities and Shareholders' Equity	$297,015			$314,245
Interest spread			4.06%			4.02%
Net interest income-FTE		$5,744.8			$6,019.4
Net interest margin			4.25%			4.20%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $30,648,000 in 2011 and $38,348,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $46,000 in 2011 and $42,000 in 2010.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $280,000 (7.8%) in the second quarter of 2011 compared to the second quarter of 2010. This was due to a decrease in average earning assets of $7,037,000 (2.5%) combined with a decrease in the yield on average earning assets of 28 basis points.

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

Loan average balances decreased $27,787,000 (10.8%) in the second quarter of 2011 compared to the same period last year while the yield remained the same. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $22,957,000 (10.4%) in the second quarter of 2011 compared to 2010, while the yield increased 7 basis points. Commercial loans have continued to decrease due to charge offs, receipt of scheduled payments, and decreased loan origination activities. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

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

For the first six months of the year, tax equivalent interest income decreased $793,000 (10.7%) from 2010. This was due to a decrease in average earning assets of $16,443,000 (5.8%) combined with a decrease in the yield on average earning assets of 27 basis points.

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

The largest decline in terms of average balances was in commercial loans, which decreased $26,168,000 (11.6%). Average balances decreased primarily due to charge-offs, receipt of scheduled payments and decreased loan origination activities. Partially offsetting the impact of lower average balances was an increase in yield of 3 basis points in the first six months of 2011 compared to 2010. The renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $68.9 million at June 30, 2011 or about 23.7% of total assets. This compares to $67.8 million or about 22.2% of total assets at year end 2010. Liquidity is important for financial institutions because of the need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of June 30, 2011 (Restated):

	(in thousands)
	0-3	4-12	1-5	5+
Interest Rate Sensitivity (Restated)	Months	Months	Years	Years	Total
Assets:
Loans	$90,125	$50,818	$78,224	$1,107	$220,274
Securities	4,940	11,070	20,377	5,425	41,812
Short term investments	197	-	-	-	197
Total rate sensitive assets	$95,262	$61,888	$98,601	$6,532	$262,283
Liabilities:
NOW, Savings & MMDA	$33,802	$-	$-	$70,961	$104,763
Time deposits	22,320	45,388	31,230	26	98,964
Total rate sensitive liabilities	$56,122	$45,388	$31,230	$70,987	$203,727
Rate sensitivity GAP and ratios:
GAP for period	$39,140	$16,500	$67,371	$(64,455)
Cumulative gap	39,140	55,640	123,011	58,556

Cumulative rate sensitive ratio	1.70	1.55	1.93	1.29
December 31, 2010 rate sensitive ratio	1.55	1.50	1.83	1.14

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 155% asset sensitive as of June 30, 2011.

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

Loans

	(in thousands)
	Second Quarter		Year-to-Date
	2011		2011
Provision for Loan Losses	(Restated)	2010	(Restated)	2010
Total	$3,800	$1,200	$4,600	$2,400

The provision for loan losses for the second quarter of 2011 was $3,800,000 compared to $1,200,000 for the second quarter of 2010. A provision of $4,600,000 was recorded for the six months ended June 30, 2011 compared to a provision of $2,400,000 during the same period of 2010. The increased provision expense recorded in the second quarter of 2011 reflects continued economic stress in the Bank's market areas as well as relatively elevated levels of historical loan loss experience by the Bank.

Loan charge offs totaled $4,725,000 for the second quarter 2011 compared to $1,329,000 and $3,283,000 for the quarters ended March 31, 2011 and June 30, 2010, respectively. Loan charge offs totaled $6,054,000 for the six months ended June 30, 2011 compared to $7,930,000 during the same period in 2010. The relatively higher level of charge offs incurred in the current three month period resulted from management’s reassessment of the effects of events and information that provided additional evidence about conditions that existed at June 30, 2011 related to certain impaired commercial real estate loans. As a result, management determined that $2,600,000 of charge offs originally reported by the Corporation in the quarter ended September 30, 2011 required restatement as charge offs effective June 30, 2011 against previously established specific reserves. The charge offs for all current and prior periods have largely resulted from declines in the value of real estate securing our loans. In recent quarters, however, the velocity of decline in real estate values has slowed and may portend a decrease in future charge offs as the Bank’s higher risk commercial real estate portfolio continues to shrink. Loans transferred to other real estate during the quarter ended June 30, 2011 totaled $1,055,000 compared to $0 and $1,078,000 during the quarters ended March 31, 2011 and June 30, 2010, respectively.

In recent quarters we have experienced a decline in the pace of commercial loans migrating to lower loan risk grades, which receive higher allocations in our allowance for loan loss analysis. We have also experienced an improvement in the quality of some credits resulting in improved loan grades and lower reserve allocations. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $4,600,000 for the six months of 2011 and the level of the allowance for loan losses of $13,054,000 at June 30, 2011.

Loans and Asset Quality

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	June 30, 2011
	(Restated)		December 31, 2010
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$23,024	10.4%	$24,546	10.4%
Residential home equity/other junior liens	13,101	5.9%	14,967	6.4%
Construction, land development and other land loans	18,030	8.2%	19,641	8.3%
Multifamily residential properties	2,328	1.1%	2,364	1.0%
Owner-occupied nonfarm, nonresidential properties	60,636	27.5%	63,315	26.8%
Other nonfarm, nonresidential properties	84,108	38.2%	89,327	37.8%
Commercial	13,916	6.3%	16,196	6.9%
Consumer	4,283	1.9%	4,499	1.9%
Other	1,043	0.5%	1,285	0.5%
Total gross loans	220,469	100.0%	236,140	100.0%
Net unearned fees	(195)		(202)
Total loans	$220,274		$235,938

At June 30, 2011, total loans decreased $15,671,000 (6.6%) from December 31, 2010. During the six months of 2011, construction, land development and other land loans decreased $1,611,000 (8.2%), loans secured by nonresidential properties (owner occupied and nonowner occupied) decreased $7,898,000 (5.2%), commercial loans decreased $2,280,000 (14.1%), and loans secured by consumer real estate decreased $3,388,000 (8.6%).

In general, the decrease in all portfolio segments was primarily attributable to the receipt of scheduled payments which has served to reduce the Bank’s asset size and facilitate some improvement in our regulatory capital ratios, while reducing concentrations in higher stress real estate secured loans. In addition, charge offs totaling $6,054,000, taken primarily on impaired loans with previously established specific reserves, contributed to the $15,671,000 decrease in loans. These factors, coupled with limited demand for new loans by credit worthy borrowers, have curbed net portfolio growth.

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

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
	June 30,
	2011	December 31,	June 30,
	(Restated)	2010	2010
Nonaccrual loans	$29,266	$30,858	$33,125
90 days or more past due and still accruing	-	-	202
Total nonperforming loans	29,266	30,858	33,327
Other real estate owned	3,919	4,294	6,536
Total nonperforming assets	$33,185	$35,152	$39,863

Nonperforming loans as a percent of total loans	13.29%	13.08%	13.35%
Allowance for loan losses as a percent of nonperforming loans	44.60%	45.27%	41.58%
Nonperforming assets as a percent of total loans and other real estate	14.80%	14.63%	15.56%

Nonperforming loans at June 30, 2011 decreased $1,592,000 from December 31, 2010 and decreased $4,061,000 from $33,327,000 reported at June 30, 2010. The decrease from June 30, 2010 results from the combination of charge offs recorded on collateral dependent loans, the upgrade of certain loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the migration of loans to other real estate owned, and continued payments received from borrowers, which in aggregate, exceeded newly identified nonperforming loans. The net decrease of $1,592,000 in nonperforming loans from December 31, 2010 resulted primarily from charge offs and transfers to other real estate of approximately $7,696,000 and $1,055,000, respectively. During the first six months of 2011 approximately $10,253,000 of loans, comprised predominately of commercial real estate loans, were transferred into nonaccrual status based on management’s evaluation of projected cash flow weaknesses and known collateral shortfalls. In addition, approximately $835,000 of nonperforming loans were returned to accrual status and upgraded based on demonstrated, sustained performance criteria and approximately $2,259,000 of continued payments and/or payoffs were received on nonperforming loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of June 30, 2011, approximately $19,026,000 (65.0%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

At June 30, 2011, impaired loans totaled approximately $25,937,000, which included specifically identified loans in nonaccrual status, other than homogeneous smaller commercial, residential, and consumer loans, and $11,966,000 of commercial troubled debt restructurings. Specific reserves assigned to impaired loans at June 30, 2011 aggregated to $3,162,000. Impaired loans without specific reserve allocations totaled $5,563,000, indicating that the loans are well collateralized at this time.

Total troubled debt restructured loans totaled $14,810,000 at June 30, 2011, of which $13,998,000 were included in nonaccrual loans.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2011 was $13,054,000, a decrease of $916,000 from December 31, 2010. The allowance for loan losses represented 5.93% and 5.92% of gross loans at June 30, 2011 and December 31, 2010 and provided a coverage ratio to nonperforming loans of 44.6% and 45.3% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $4,600,000 provision for the six months of 2011 and the $13,054,000 allowance as of June 30, 2011 were appropriate.

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

As of June 30, 2011	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
(Restated)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$10,404,000	4.48%	$18,567,000	8%	$23,209,000	10%
FNBH Bancorp	10,281,000	4.43%	18,567,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,374,000	3.18%	9,283,000	4%	13,925,000	6%
FNBH Bancorp	7,251,000	3.12%	9,283,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,374,000	2.52%	11,713,000	4%	14,642,000	5%
FNBH Bancorp	7,251,000	2.48%	11,713,000	4%	N/A	N/A

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$13,632,000	5.58%	$19,530,000	8%	$24,412,000	10%
FNBH Bancorp	13,580,000	5.56%	19,530,000	8%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,442,000	4.28%	9,765,000	4%	14,647,000	6%
FNBH Bancorp	10,390,000	4.26%	9,765,000	4%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,442,000	3.50%	11,919,000	4%	14,898,000	5%
FNBH Bancorp	10,390,000	3.49%	11,919,000	4%	N/A	N/A

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

In connection with the restatement of the consolidated financial statements described in this Amendment, a reevaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) was performed by management under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on that reevaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s controls and procedures were not effective as of June 30, 2011 due to the estimation of the allowance for loan losses and the timely recognition of loan charge offs and other real estate at that date. The objectives of such evaluation and the Corporation’s disclosure controls and procedures are to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Although the Bank evaluates the adequacy of the allowance for loan losses based on specific information known to management at a given time, bank regulators, based on the timing of their normal examination process and their independent judgment, may require additions to the allowance for loan losses. In addition, it is extremely difficult to precisely estimate and measure the amount of losses that may be inherent in the loan portfolio at a point in time. Management attempts to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the modeling process and related assumptions used within the existing allowance for loan loss methodology will successfully identify all losses inherent in the portfolio. Despite these factors and limitations, based on regulatory input and an internal reexamination, management reassessed certain factors and assumptions employed in the allowance for loan losses estimation and determined the need for additional provision expense to increase the allowance for loan losses as of June 30, 2011. Management also reassessed the effects of events and information subsequently known to management that provided additional evidence about conditions existing at June 30, 2011 related to the timing and recognition of charge offs on certain loans and the foreclosure on collateral securing an impaired loan. As a result, management determined the need to restate certain charge offs and a loan transfer to other real estate as of June 30, 2011, rather than during the quarter ended September 30, 2011 as previously reported.

Whenever a public company revises previously issued financial statements, the facts and circumstances of such a restatement must also be evaluated in the context of internal control over financial reporting. Generally, a restatement is viewed as a strong indicator of a material weakness in internal control over financial reporting. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected in a timely basis by the company’s management.

As such, management has determined that the restatement resulted in the identification of a material weakness in internal control at June 30, 2011. The material weakness is currently in the process of being remediated and is expected to be fully remediated in early 2012. Such remediation will entail full incorporation of all regulatory imposed requirements in the computations and internal control processes related to the estimation of the allowance for loan loss and the evaluation and accounting for impaired loans. To address the aforementioned material weakness, management’s remediation plan relies primarily on the recent hiring of an experienced Chief Credit Officer, which filled a position previously vacant for nearly 15 months. The Chief Credit Officer will be responsible for the overall management and implementation of effective processes and procedures designed to ensure: i) the allowance for loan losses methodology and calculation adhere to applicable accounting guidance and regulatory policy; ii) that impaired loans are identified timely and appropriately measured for loss recognition; and iii) revaluations of credit and/or collateral are performed timely.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/ Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/ Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date: March 23, 2012

