Form 10-Q/A
period 2011-09-30
FNBH BANCORP INC
filed 2012-03-23
CIK 943119

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

iii

FNBH Bancorp, Inc.

Quarterly Report on Form 10-Q/A for the period ended September 30, 2011

EXPLANATORY NOTE

FNBH Bancorp, Inc. is filing this Amendment No. 1 (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended September 30, 2011, which Form 10-Q was originally filed with the Securities and Exchange Commission (SEC) on December 2, 2011. This Amendment is being filed to amend and restate the Corporation’s unaudited consolidated financial statements and other information as of and for the three and nine months ended September 30, 2011 to reflect the cumulative effect of adjustments made to the provision and allowance for loan losses and the timing of certain loan charge offs and loan transfers to other real estate owned, which required restatement of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.

In January 2012 and subsequent to the December 2, 2011 filing of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, after consultation with its regulatory examiners, the Corporation’s wholly-owned bank subsidiary, First National Bank in Howell (“the Bank”), determined to restate its June and September 2011 Call Reports to reflect an additional $3.0 million provision expense in the allowance for loan losses, recognize an additional $2.6 million of loan charge offs, and record the transfer of a $0.95 million loan to other real estate owned, effective June 30, 2011, based on findings from an examination initiated in June 2011. The related loan charge offs and transfer to other real estate were originally recognized by the Bank during the quarter ended September 30, 2011. Our previously issued consolidated financial statements included in the Form 10-Q for the quarter ended September 30, 2011, as originally filed with the SEC, should no longer be relied upon.

A detailed summary of the financial statement restatement is provided in Note 12 of the unaudited consolidated financial statements included within this Amendment.

The information in this Amendment not only revises the unaudited consolidated financial statements that were included in the originally filed Form 10-Q for the three and nine months ended September 30, 2011, but also amends other information in that Form 10-Q affected by the revisions described above. Therefore this Amendment should be read together with the originally filed Form 10-Q. Furthermore, except as expressly stated in this Amendment, the information in this Amendment is as of September 30, 2011 and does not reflect events occurring after the filing of the originally filed Form 10-Q or update information or disclosures contained in the originally filed Form 10-Q that were not affected by the revisions described above. Accordingly, this Amendment also should be read in conjunction with the Corporation’s subsequent filings of financial information related to its financial position and results of operations as information in any subsequent filings may update or supersede certain information contained in this Amendment.

The following items of the originally filed Form 10-Q for the three and nine months ended September 30, 2011 have been revised:

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

The Corporation has not amended, and does not intend to amend, any of its other previously filed reports except for its June 30, 2011 Quarterly Report on Form 10-Q originally filed with the SEC on August 16, 2011 (but deemed filed on August 15, 2011 pursuant to Rule 12b-25), as amended by an Amendment No. 1 filed with the SEC on August 26, 2011, to reflect the adjustments described above.

iv

Part I – Financial Information

Item 1. Financial Statement

FNBH BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30,
	2011	December 31,
	(Restated)	2010
Assets
Cash and due from banks	$33,665,622	$40,376,267
Short term investments	196,652	196,159
Total cash and cash equivalents	33,862,274	40,572,426

Investment Securities:
Investment securities available for sale, at fair value	45,132,270	27,269,670
FHLBI and FRB stock, at cost	779,050	901,350
Total investment securities	45,911,320	28,171,020

Loans held for investment:
Commercial	186,285,011	203,025,518
Consumer	15,301,915	16,641,544
Real estate mortgage	15,056,261	16,271,284
Total loans held for investment	216,643,187	235,938,346
Less allowance for loan losses	(13,110,063)	(13,970,170)
Net loans held for investment	203,533,124	221,968,176
Premise and equipment, net	7,576,255	7,692,185
Other real estate owned, held for sale	3,407,543	4,294,212
Accrued interest and other assets	1,885,866	2,642,511
Total assets	$296,176,382	$305,340,530

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	87,697,326	62,294,189
NOW	29,094,633	52,018,941
Savings and money market	74,213,235	75,226,475
Time deposits	93,025,401	100,382,011
Brokered certificates of deposit	3,371,976	3,358,573
Total deposits	287,402,571	293,280,189
Other borrowings	32,813	-
Accrued interest, taxes, and other liabilities	1,664,331	1,926,543
Total liabilities	289,099,715	295,206,732

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at September 30, 2011 and December 31, 2010; 453,553 shares issued and outstanding at September 30, 2011 and 452,675 shares issued and outstanding at December 31, 2010	7,075,336	6,935,140
Retained earnings (deficit)	(825,903)	2,747,615
Deferred directors' compensation	577,111	708,372
Accumulated other comprehensive income (loss)	250,123	(257,329)
Total shareholders' equity	7,076,667	10,133,798
Total liabilities and shareholders' equity	$296,176,382	$305,340,530

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30		Nine months ended September 30
			2011
	2011	2010	(Restated)	2010
Interest and dividend income:
Interest and fees on loans	$2,766,270	$3,220,073	$8,669,858	$9,956,366
Interest and dividends on investment securities:
U.S. Tresaury, agency securities and CMOs	272,179	183,903	741,076	590,264
Obligations of states and political subdivisions	60,227	68,063	191,535	211,021
Other securities	5,166	3,555	17,492	14,364
Interest on short term investments	245	92	1,067	324
Total interst and dividend income	3,104,087	3,475,686	9,621,028	10,772,339

Interest expense:
Interest on deposits	374,135	614,012	1,224,692	1,981,698
Interest on other borrowings	-	-	-	1,174
Total interest expense	374,135	614,012	1,224,692	1,982,872
Net interest income	2,729,952	2,861,674	8,396,336	8,789,467
Provision for loan losses	800,000	1,200,000	5,400,000	3,600,000
Net interest income after provision for loan losses	1,929,952	1,661,674	2,996,336	5,189,467
Noninterest income:
Service charges and other fee income	676,418	728,172	1,975,500	2,283,066
Trust income	50,024	57,274	153,050	186,664
Loss on available for sale securities	(75,608)	-	(75,608)	-
Other	40,192	2,496	72,153	2,361
Total noninterest income	691,026	787,942	2,125,095	2,472,091
Noninterest expense:
Salaries and employee benefits	1,231,531	1,223,452	3,613,957	3,929,357
Net occupancy expense	198,442	279,557	678,555	819,478
Equipment expense	85,310	79,447	265,688	253,180
Professional and service fees	421,536	454,647	1,174,573	1,282,352
Loan collection and foreclosed property expenses	112,878	139,120	376,724	570,500
Computer service fees	157,485	109,301	379,368	343,066
Computer software amortization expense	57,226	64,422	176,532	194,750
FDIC assessment fees	259,442	358,099	842,928	1,074,953
Insurance	135,855	182,743	419,171	526,765
Printing and supplies	29,385	33,290	109,804	107,068
Director fees	17,938	15,375	57,063	48,450
Net loss on sale/writedown of OREO and repossessions	235,749	81,687	277,417	254,450
Other	157,032	179,594	452,021	544,570
Total noninterest expense	3,099,809	3,200,734	8,823,801	9,948,939
Loss before federal income taxes	(478,831)	(751,118)	(3,702,370)	(2,287,381)
Federal income tax benefit	(51,150)	(69,359)	(128,852)	(70,133)
Net loss	$(427,681)	$(681,759)	$(3,573,518)	$(2,217,248)

Per share statistics:
Basic and diluted EPS	$(0.94)	$(1.49)	$(7.81)	$(4.86)
Basic and diluted average shares outstanding	457,333	456,699	457,308	456,425

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

		Retained	Deferred	Accumulated Other
	Common	Earnings (Deficit)	Directors'	Comprehensive	Total
	Stock	(Restated)	Compensation	Income (Loss)	(Restated)
Balances at January 1, 2010	$6,738,128	$6,641,060	$885,919	$111,157	$14,376,264
Earned portion of long term incentive plan	12,324				12,324
Issued 1,074 shares to employee stock purchase plan	3,360				3,360
Issued 1,158 shares for deferred directors' fees	177,548		(177,548)		-
Comprehensive loss:
Net loss		(2,217,248)			(2,217,248)
Change in unrealized gain on investment securities available for sale, net of tax effect				136,140	136,140
Total comprehensive loss					(2,081,108)
Balances at September 30, 2010	$6,931,360	$4,423,812	$708,371	$247,297	$12,310,840

Balances at January 1, 2011	$6,935,140	$2,747,615	$708,372	$(257,329)	$10,133,798
Earned portion of long term incentive plan	8,935				8,935
Issued 878 shares for deferred directors' fees	131,261		(131,261)		-
Comprehensive loss:
Net loss		(3,573,518)			(3,573,518)
Change in unrealized gain on investment securities available for sale, net of tax effect				431,844	431,844
Less reclassification adjustment for other-than-temporary impairment charge on securities included in net loss, net of tax effect				75,608	75,608
Total comprehensive loss					(3,066,066)
Balances at September 30, 2011	$7,075,336	$(825,903)	$577,111	$250,123	$7,076,667

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
	2011
	(Restated)	2010
Cash flows from operating activities:
Net loss	$(3,573,518)	$(2,217,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,400,000	3,600,000
Depreciation and amortization	510,606	563,912
Deferred income tax benefit	(128,852)	(70,133)
Net amortization on investment securities	252,535	801
Loss on available for sale securities	75,608	-
Earned portion of long term incentive plan	8,935	12,324
Loss on disposal of fixed assets	2,058	-
Net loss on the sale of other real estate owned and repossessions, held for sale	277,417	254,450
Decrease in accrued interest income and other assets	578,539	1,519,180
Decrease in accrued interest, taxes, and other liabilities	(262,212)	(392,793)
Net cash provided by operating activities	3,141,116	3,270,493
Cash flows from investing activities
Purchases of available for sale securities	(23,635,680)	(4,369,159)
Proceeds from maturities and calls of available for sale securities	2,500,000	890,000
Proceeds from mortgage-backed securities paydowns - available for sale	3,581,241	3,621,570
Proceeds from repurchase of FHLBI stock	122,300	-
Net decrease in loans	11,864,810	17,781,058
Proceeds from sale of other real estate owned and repossessions, held for sale	1,779,494	1,674,287
Capital expenditures	(218,628)	(76,340)
Net cash (used in) provided by investing activities	(4,006,463)	19,521,416
Cash flows from financing activites:
Net decrease in deposits	(5,877,618)	(20,736,854)
Payments on FHLBI note	-	(413,970)
Proceeds from borrowings	32,813	-
Shares issued for employee stock purchase plan	-	3,360
Net cash used in financing activities	(5,844,805)	(21,147,464)
Net (decrease) increase in cash and cash equivalents	(6,710,152)	1,644,445
Cash and cash equivalents at beginning of year	40,572,426	37,043,665
Cash and cash equivalents at end of period	$33,862,274	$38,688,110

Supplemental disclosures:
Interest paid	$1,289,025	$2,077,993
Net federal income taxes refunded	-	1,693,691
Loans transferred to other real estate	1,170,242	5,571,098
Loans charged off	6,955,979	10,332,819

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

The Company makes a quarterly assessment of the other than temporary impairment on its non-agency mortgage backed security primarily based on a quarterly cash flow analysis performed by an independent third-party specialist. The analysis considers attributes of the security and specific loan level collateral underlying the security. The estimated fair value of the security’s cash flow is calculated by the specialist using an INTEX valuation model, subject to certain assumptions regarding expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs.

At September 30, 2011, the security had a book value of $2,621,000 (89.90% of par); recorded fair value of $2,172,000 (74.50% of par) using an 11.0% discount rate intended to reflect estimated uncertainty and liquidity premiums, after adjustment for estimated credit loss cash flows; and an unrealized loss of $449,000 (15.40% of par).

Certain key attributes of the security or the underlying loans supporting the security include: a super senior tranche position and a weighted average remaining credit score (based on original FICO) for borrowers of 741. The primary location of the underlying loans was: 70% in California; 4% in Florida; and 2% in Arizona. The delinquency status of the underlying loans at September 30, 2011 was: 2.27% past due 30-59 days; 1.32% past due 60-89 days; 10.95% past due 90 days or more; 6.24% in process of foreclosure; and 1.85% held as other real estate owned.

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

At September 30, 2011, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist’s underlying assumptions regarding Level 2 and Level 3 inputs, the Company concluded that the security’s expected cash flows did not support the amortized cost of the security and other-than-temporary impairment of $75,608 had been incurred. Consequently, a realized loss of $75,608 representing credit loss impairment was charged against earnings during the three months ended September 30, 2011, as reported in noninterest income.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

September 30, 2011
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	losses	Fair Value	losses	Fair Value	losses	Fair Value
Mortgage-backed/CMO securities	$(25,589)	$6,721,515	$(448,888)	$2,171,794	$(474,477)	$8,893,309

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	losses	Fair Value	losses	Fair Value	losses	Fair Value
Obligations of state and political subdivisions	$(117,722)	$2,692,003	$-	$-	$(117,722)	$2,692,003
Mortgage-backed/CMO securities	(59,401)	6,955,344	(380,011)	2,591,514	(439,412)	9,546,858
Preferred stock securities	(10,800)	22,400	-	-	(10,800)	22,400
Total available for sale	$(187,923)	$9,669,747	$(380,011)	$2,591,514	$(567,934)	$12,261,261

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at September 30, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
		Approximate Fair		Approximate Fair
	Amortized Cost	Value	Amortized Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	3,453,206	3,532,886	715,954	735,290
Due after five years through ten years	3,653,881	3,758,729	2,646,610	2,701,070
Due after ten years	2,740,651	2,911,789	2,995,312	2,897,536
	$9,847,738	$10,203,404	$6,357,876	$6,333,896
Mortgage-backed/CMO securities	34,905,557	34,928,866	21,169,123	20,935,774
Totals	$44,753,295	$45,132,270	$27,526,999	$27,269,670

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

Activity in the allowance for loan losses by portfolio segment is a follows:

	For the Three Months Ended September 30, 2011 (Restated)
		Commercial	Consumer Real	Consumer and
	Commercial	Real Estate	Estate	Other	Total
Allowance for loan losses:
Beginning balance	$971,293	$9,830,476	$2,108,235	$144,114	$13,054,118
Charge offs	(2,082)	(649,544)	(227,517)	(23,278)	(902,421)
Recoveries	27,014	16,734	76,133	38,485	158,366
Provision	(270,227)	609,594	389,746	70,887	800,000
Ending balance	$725,998	$9,807,260	$2,346,597	$230,208	$13,110,063

	For the Three Months Ended September 30, 2010
		Commercial	Consumer Real	Consumer and
	Commercial	Real Estate	Estate	Other	Total
Allowance for loan losses:
Beginning balance	$1,251,579	$10,528,336	$1,869,229	$208,187	$13,857,331
Charge offs	(38,853)	(2,083,027)	(245,017)	(36,582)	(2,403,479)
Recoveries	33,710	286,452	6,016	35,072	361,250
Provision	(155,071)	1,222,066	184,265	(51,260)	1,200,000
Ending balance	$1,091,365	$9,953,827	$1,814,493	$155,417	$13,015,102

	For the Nine Months Ended September 30, 2011 (Restated)
		Commercial	Consumer Real	Consumer and
	Commercial	Real Estate	Estate	Other	Total
Allowance for loan losses:
Beginning balance	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170
Charge offs	(227,011)	(4,870,050)	(1,735,514)	(123,404)	(6,955,979)
Recoveries	149,572	243,418	194,266	108,616	695,872
Provision	(245,796)	3,878,464	1,675,227	92,105	5,400,000
Ending balance	$725,998	$9,807,260	$2,346,597	$230,208	$13,110,063

	For the Nine Months Ended September 30, 2010
		Commercial	Consumer Real	Consumer and
	Commercial	Real Estate	Estate	Other	Total
Allowance for loan losses:
Beginning balance	$965,255	$15,554,706	$1,915,944	$229,268	$18,665,173
Charge offs	(452,014)	(8,758,708)	(930,548)	(191,549)	(10,332,819)
Recoveries	74,666	847,118	19,490	141,474	1,082,748
Provision	503,458	2,310,711	809,607	(23,776)	3,600,000
Ending balance	$1,091,365	$9,953,827	$1,814,493	$155,417	$13,015,102

The following table presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	September 30, 2011 (Restated)
		Commercial	Consumer Real	Consumer and
	Commercial	Real Estate	Estate	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$316,000	$2,545,000	$500,000	$-	$3,361,000
Collectively evaluated for impairment	409,998	7,262,260	1,846,597	230,208	9,749,063
Total allowance for loan losses	$725,998	$9,807,260	$2,346,597	$230,208	$13,110,063

Loan balances:
Individually evaluated for impairment	$1,185,201	$23,632,621	$2,859,561	$-	$27,677,383
Collectively evaluated for impairment	14,060,076	137,524,202	32,310,356	5,271,660	189,166,294
Total Loans	$15,245,277	$161,156,823	$35,169,917	$5,271,660	$216,843,677

	December 31, 2010
		Commercial	Consumer Real	Consumer and
	Commercial	Real Estate	Estate	Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$462,000	$5,776,000	$297,000	$-	$6,535,000
Collectively evaluated for impairment	587,233	4,779,428	1,915,618	152,891	7,435,170
Total allowance for loan losses	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170

Loan balances:
Individually evaluated for impairment	$1,379,512	$27,427,229	$1,396,122	$403,632	$30,606,495
Collectively evaluated for impairment	14,816,083	147,220,715	38,116,985	5,379,999	205,533,782
Total Loans	$16,195,595	$174,647,944	$39,513,107	$5,783,631	$236,140,277

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

Our internal loan grading system assigns a risk grade to all commercial loans. This grading system is similar to those employed by banking regulators. Grades 1 through 5 are considered “pass” credits and grade 6 are considered “watch” credits and are subject to greater scrutiny. Those loans graded 7 and higher are considered substandard and are individually evaluated for impairment if reported as nonaccrual and are greater than $100,000 or part of an aggregate relationship exceeding $100,000. All commercial loans are graded at inception and reviewed, and if appropriate, re-graded at various intervals thereafter. Additionally, our commercial loan portfolio and assigned risk grades are periodically subjected to review by external loan reviewers and banking regulators. Certain key factors considered in assigning loan grades include: cash flows, operating performance, financial condition, collateral, industry condition, management, and the strength, liquidity and willingness of guarantors’ support.

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

The internal loan grading system is applied to the residential real estate portion of our consumer loan portfolio upon certain triggering events (e.g., delinquency, bankruptcy, restructuring, etc.). The primary risk element for the residential real estate portion of consumer loans is the timeliness of borrowers’ scheduled payments. We rely primarily on our internal reporting system to monitor past due loans and have internal policies and procedures to pursue collection and protect our collateral interests in order to mitigate losses.

Our monitoring of credit quality is further denoted by classification of loans as nonperforming, which reflects loans where the accrual of interest has been discontinued, loans whose terms have been renegotiated to less than market rates due to a serious weakening of the borrower’s financial condition, and loans that are past due 90 days or more and still accruing interest.

The following table summarizes credit risk grades and nonperforming loans by class of loans:

September 30, 2011 (Restated)
		Commercial Real Estate			Consumer Real Estate
		Construction,					Home equity
		Land					and Home
		Development,	Owner	Nonowner	Commercial	Mortgage -	equity Lines of	Consumer
Risk Grade	Commercial	Other Land	Occupied	Occupied	Purpose	Residential	Credit	and Other
Not Rated	$37,077	$89,266	$52,666	$-	$-	$12,957,047	$9,747,516	$4,317,932
1	767,837	-	-	-	-	-	-	-
2	246,962	-	521,860	-	-	-	-	-
3	2,512,455	171,700	3,504,249	1,016,141	437,561	-	-	444,510
4	4,519,406	1,230,234	17,252,533	22,747,375	1,846,022	-	-	132,563
5	4,194,083	4,961,072	27,954,011	38,322,215	3,218,600	-	-	149,168
6	866,035	257,321	4,359,291	8,780,071	662,547	-	-	-
7	2,101,422	8,257,076	8,685,796	12,993,946	3,251,978	2,550,233	498,413	227,487
Total	$15,245,277	$14,966,669	$62,330,406	$83,859,748	$9,416,708	$15,507,280	$10,245,929	$5,271,660

Performing	$14,077,524	$6,473,439	$56,851,071	$78,352,909	$6,612,817	$14,168,960	$9,841,010	$5,224,120
Nonperforming	1,167,753	8,493,230	5,479,335	5,506,839	2,803,891	1,338,320	404,919	47,540
Total	$15,245,277	$14,966,669	$62,330,406	$83,859,748	$9,416,708	$15,507,280	$10,245,929	$5,271,660

December 31, 2010
		Commercial Real Estate			Consumer Real Estate
		Construction,
		Land					Home equity and
		Development,		Nonowner	Commercial	Mortgage -	Home equity Lines of	Consumer and
Risk Grade	Commercial	Other Land	Owner Occupied	Occupied	Purpose	Residential	Credit	Other
Not Rated	$-	$90,962	$59,510	$-	$-	$13,922,193	$11,100,433	$4,429,637
1	915,371	-	-	-	-	-	-	-
2	508,717	-	-	-	-	-	-	-
3	2,515,293	1,470,334	2,135,613	843,228	353,935	-	-	662,640
4	3,098,230	1,173,686	14,786,199	22,255,054	1,999,213	-	-	282,613
5	4,627,881	5,317,013	30,193,755	41,308,900	3,511,445	-	-	161,696
6	1,837,269	1,865,608	6,790,306	14,083,914	2,284,589	-	-	-
7	2,692,834	9,724,302	9,349,673	13,199,887	3,194,327	2,849,957	297,015	247,045
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Performing	$13,897,127	$10,994,656	$57,069,363	$82,662,548	$8,743,005	$14,965,365	$11,209,677	$5,740,341
Nonperforming	2,298,468	8,647,249	6,245,693	9,028,435	2,600,504	1,806,785	187,771	43,290
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
September 30, 2011	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$86,618	$-	$75,593	$162,211	$15,083,066	$15,245,277	$-
Commercial real estate:
Construction, land development, and other land	-	-	4,993,691	4,993,691	9,972,978	14,966,669	-
Owner occupied	109,682	-	1,773,642	1,883,324	60,447,082	62,330,406	-
Nonowner occupied	165,128	3,275	703,412	871,815	82,987,933	83,859,748	-
Consumer real estate:
Commercial purpose	169,992	79,000	393,545	642,537	8,774,171	9,416,708	-
Mortgage – Residential	68,364	536,675	137,962	743,001	14,764,279	15,507,280	-
Home equity and home equity lines of credit	231,234	217,160	-	448,394	9,797,535	10,245,929	-
Consumer and Other	13,560	6,729	1,895	22,184	5,249,476	5,271,660	-
Total	$844,578	$842,839	$8,079,740	$9,767,157	$207,076,520	$216,843,677	$-

							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
December 31, 2010	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$572,949	$-	$530,616	$1,103,565	$15,092,030	$16,195,595	$-
Commercial real estate:
Construction, land development, and other land	-	-	6,091,118	6,091,118	13,550,787	19,641,905	-
Owner occupied	181,565	-	2,672,341	2,853,906	60,461,150	63,315,056	-
Nonowner occupied	-	-	2,032,497	2,032,497	89,658,486	91,690,983	-
Consumer real estate:
Commercial purpose	-	-	1,244,601	1,244,601	10,098,908	11,343,509	-
Mortgage - Residential	-	179,271	533,216	712,487	16,059,663	16,772,150	-
Home equity and home equity lines of credit	256,360	104,330	-	360,690	11,036,758	11,397,448	-
Consumer and Other	41,014	13,117	1,631	55,762	5,727,869	5,783,631	-
Total	$1,051,888	$296,718	$13,106,020	$14,454,626	$221,685,651	$236,140,277	$-

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	September 30,
	2011	December 31,
	(Restated)	2010
Commercial	$1,167,753	$2,298,468
Commercial real estate:
Construction, land development, and other land	7,781,452	8,647,249
Owner occupied	6,191,113	6,245,693
Nonowner occupied	5,506,839	9,028,435
Consumer real estate:
Commercial purpose	2,803,891	2,600,504
Mortgage - Residential	1,338,320	1,806,785
Home equity and home equity lines of credit	404,919	187,771
Consumer and Other	47,540	43,290
Total	$25,241,827	$30,858,195

The following table presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	September 30, 2011 (Restated)			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with a valuation allowance:
Commercial	$554,387	$596,788	$316,000	$828,369	$861,986	$462,000
Commercial real estate:
Construction, land development, and other land	3,780,992	7,087,754	741,000	6,706,756	8,262,532	1,085,000
Owner occupied	3,039,184	4,021,870	830,000	4,606,999	5,070,441	1,394,000
Nonowner occupied	5,100,376	7,036,895	974,000	9,737,095	10,473,268	3,297,000
Consumer real estate:
Commercial purpose	2,328,745	3,181,373	500,000	1,094,917	1,100,483	297,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,803,684	21,924,680	3,361,000	22,974,136	25,768,710	6,535,000

Impaired loans without a valuation allowance:
Commercial	630,814	831,555	-	551,143	580,023	-
Commercial real estate:
Construction, land development, and other land	3,757,891	5,652,486	-	1,487,350	4,417,929	-
Owner occupied	4,176,765	5,893,831	-	3,217,843	3,438,668	-
Nonowner occupied	3,777,413	6,952,389	-	1,671,186	1,698,476	-
Consumer real estate:
Commercial purpose	530,816	783,403	-	704,837	794,233	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	12,873,699	20,113,664	-	7,632,359	10,929,329	-

Total:
Commercial	1,185,201	1,428,343	316,000	1,379,512	1,442,009	462,000
Commercial real estate:
Construction, land development, and other land	7,538,883	12,740,240	741,000	8,194,106	12,680,461	1,085,000
Owner occupied	7,215,949	9,915,701	830,000	7,824,842	8,509,109	1,394,000
Nonowner occupied	8,877,789	13,989,284	974,000	11,408,281	12,171,744	3,297,000
Consumer real estate:
Commercial purpose	2,859,561	3,964,776	500,000	1,799,754	1,894,716	297,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$27,677,383	$42,038,344	$3,361,000	$30,606,495	$36,698,039	$6,535,000

The following table presents information pertaining to impaired loans for the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	(Restated)		(Restated)
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with valuation allowance:
Commercial	$584,472	$137	$724,395	$196
Commercial real estate:
Construction, land development, and other land	3,852,710	-	6,009,207	-
Owner occupied	3,387,890	3,507	4,468,993	10,527
Nonowner occupied	5,268,300	6,785	8,379,598	23,438
Consumer real estate:
Commercial purpose	2,345,028	1,625	2,041,093	40,092
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	15,438,400	12,054	21,623,286	74,253

Impaired loans without valuation allowance:
Commercial	623,665	2,407	429,499	26,840
Commercial real estate:
Construction, land development, and other land	3,781,377	-	2,297,303	-
Owner occupied	3,862,626	49,550	2,263,065	49,550
Nonowner occupied	3,808,098	27,643	2,191,437	65,064
Consumer real estate:
Commercial purpose	599,443	1,081	610,871	2,051
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	12,675,209	80,681	7,792,175	143,505

Total:
Commercial	1,208,137	2,544	1,153,894	27,036
Commercial real estate:
Construction, land development, and other land	7,634,087	-	8,306,510	-
Owner occupied	7,250,516	53,057	6,732,058	60,077
Nonowner occupied	9,076,398	34,428	10,571,035	88,502
Consumer real estate:
Commercial purpose	2,944,471	2,706	2,651,964	42,143
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$28,113,609	$92,735	$29,415,461	$217,758

Troubled Debt Restructurings

The Corporation may agree to modify the terms of a loan to improve its ability to collect amounts due. The modified terms are intended to enable customers to mitigate the risk of foreclosure by creating a payment structure that provides for continued loan payment requirements based on their current cash flow ability. Modifications, including renewals that include concessions by the Bank and result from the debtor’s financial difficulties are considered troubled debt restructurings (TDRs).

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as TDRs. The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those loans newly identified as impaired during the period. At September 30, 2011, the Corporation’s recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance methodology and are now impaired as a result of being identified as TDRs under the new guidance was approximately $1,500,000 million, with a specific valuation allowance of $19,000.

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

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any other of their debt

2.	It is likely that the borrower would default on any of their debt if the concession was not granted

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted

4.	The borrower has declared, or is in the process of declaring bankruptcy

5.	The borrower is a going concern (if the entity is a business)

The following table summarizes troubled debt restructurings as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	Outstanding Recorded Investment	Outstanding Recorded Investment
Commercial	$1,270,226	$542,708
Commercial real estate:
Construction, land development, and other land	5,746,440	2,210,269
Owner occupied	4,912,489	3,768,230
Nonowner occupied	5,199,303	3,639,478
Consumer real estate:
Commercial purpose	2,156,367	725,574
Mortgage - Residential	1,169,629	1,567,435
Home equity and home equity lines of credit	19,181	33,481
Consumer and Other	36,277	31,873
Total	$20,509,912	$12,519,048

The following table presents information regarding existing loans that were restructured during the three and nine month periods ended September 30, 2011, resulting in the loan being classified as a trouble debt restructuring:

	Loans Restructured in the Three Month Period ended September 30, 2011			Loans Restructured in the Nine Month Period ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial	4	$388,887	$388,887	8	$1,019,504	$1,019,504
Commercial real estate:
Construction, land development, and other land	1	508,346	508,346	6	1,895,609	1,895,609
Owner occupied	4	1,067,682	1,067,682	13	2,972,386	2,972,386
Nonowner occupied	1	1,184,105	1,184,105	4	5,220,639	4,782,014
Consumer real estate:
Commercial purpose	2	127,616	127,616	8	993,481	993,481
Mortgage - Residential	-	-	-	5	501,904	406,128
Home equity and home equity lines of credit	-	-	-	1	39,721	19,721
Consumer and Other	-	-	-	2	37,241	37,241
Total	12	$3,276,636	$3,276,636	47	$12,680,485	$12,126,084

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, municipal bonds and preferred stock securities. Level 3 securities include private collateralized mortgage obligations. Refer to Note 3, Investment Securities, for further information regarding the inputs and assumptions used in estimating the fair value of the Corporation’s non-investment grade CMO security.

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

Fair value on a nonrecurring basis is as follows (restated):

	Fair Value Measurements at September 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$24,316,383	-	-	24,316,383
Other real estate owned	3,407,543	-	-	3,407,543

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$24,071,495	$-	$-	$24,071,495
Other real estate owned	4,294,212	-	-	4,294,212

(1)	Represents carrying value and related write-downs and specific reserves on loans for which fair value is measured using either the appraised value of the underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate, and other unobservable inputs.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2011
	(Restated)		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$33,862,000	$33,862,000	$40,572,000	$40,572,000
Investments and mortgage-backed securities	45,132,000	45,132,000	27,270,000	27,270,000
FHLBI and FRB stock	779,000	N/A	901,000	N/A
Loans, net	203,533,000	204,490,000	221,968,000	222,025,000
Accured interest income	794,000	794,000	834,000	834,000

Financial liabilites:
Deposits
Demand	$87,697,000	$87,697,000	$62,294,000	$62,294,000
NOW	29,095,000	28,979,000	52,019,000	52,089,000
Savings and money market accounts	74,213,000	74,114,000	75,226,000	75,276,000
Time deposits	93,025,000	94,094,000	100,382,000	100,647,000
Brokered certificates	3,372,000	3,475,000	3,359,000	3,463,000
Other borrowings	33,000	33,000	-	-
Accrued interest expense	140,000	140,000	204,000	204,000

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

The following table presents basic and diluted earnings per share (1):

	Third Quarter		Year-to-Date
			(Restated)
	2011	2010	2011	2010
Weighted average common shares outstanding	457,333	456,699	457,308	456,425
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted common shares outstanding	457,333	456,699	457,308	456,425

Net loss available to common shareholders	$(427,681)	$(681,759)	$(3,573,518)	$(2,217,248)
Basic and diluted net loss per share	$(0.94)	$(1.49)	$(7.81)	$(4.86)

(1)	Per share data and as well as number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

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

A summary of the activity under the LTIP for the nine months ended September 30, 2011 and 2010 is presented below:

	2011		2010
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Restricted Stock Awards (1)	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	173	$112.20	290	$122.28
Granted	-	-	-	-
Vested	(71)	125.18	(89)	138.08
Forfeited	-	-	-	-
Outstanding at September 30,	102	$102.68	201	$115.37

(1)	Per share data and as well as number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

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

12. Restatement

Subsequent to filing the Corporation’s September 30, 2011 Quarterly Report on Form 10-Q, management determined that the previously reported unaudited consolidated financial statements for the quarters ended June 30, 2011 and September 30, 2011 required adjustments to the loan loss provision and the allowance for loan losses (“ALLL”) to conform with the Bank’s revised June and September 2011 Call Reports. In assessing the adequacy of the Bank’s allowance for loan losses, management takes into consideration a number of factors, including current economic conditions and prior loan loss experience. This assessment is inherently subjective. Based on input from the Bank’s federal regulators, a reassessment of certain of these factors was performed and the determination was made to increase the ALLL as of June 30, 2011 by increasing the provision for loan losses by an additional $3,000,000.

In addition, based on management’s reassessment of the effects of events and information providing additional evidence about conditions that existed at June 30, 2011 for certain impaired commercial real estate loans, it was determined that portions of such loans were uncollectible and required approximately $2,600,000 of charge offs effective at June 30, 2011. These charge offs were taken primarily against specific reserves that were established prior to June 30, 2011. The restatement also included the transfer of an approximate $950,000 loan to other real estate owned based on management’s determination that the Bank exercised effective control of the underlying collateral at June 30, 2011. Except for the additional $3,000,000 provision expense to increase the ALLL at June 30, 2011, management had previously reported these events (the charge offs and the loan transfer to other real estate) during the quarter ended September 30, 2011. The consolidated financial statements for the three and nine months ended September 30, 2011 are restated to reflect the cumulative effect of the June 30, 2011 adjustments described above. The impact of the restatement is summarized below:

Effect of Restatement
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Previously Reported	Change	As Restated	As Previously Reported	Change	As Restated
Consolidated Statement of Operations
Provision for loan losses	$800,000	$-	$800,000	$2,400,000	$3,000,000	$5,400,000
Net income (loss)	(427,681)	-	(427,681)	(573,518)	(3,000,000)	(3,573,518)
Earnings (loss) per share:
Basic and diluted	(0.94)	-	(0.94)	(1.25)	(6.56)	(7.81)

	As of September 30, 2011
Consolidated Balance Sheet	As Previously Reported	Change	As Restated
Commercial loans	$186,285,011	$-	$186,285,011
Allowance for loan losses	(10,110,063)	(3,000,000)	(13,110,063)
Net loans held for investment	206,533,124	(3,000,000)	203,533,124
Other real estate owned, held for sale	3,407,543	-	3,407,543
Total assets	299,176,382	(3,000,000)	296,176,382
Retained earnings (deficit)	2,174,097	(3,000,000)	(825,903)
Total shareholders’ equity	10,076,667	(3,000,000)	7,076,667

	Nine Months Ended September 30, 2011
Consolidated Statement of Cash Flows	As Previously Reported	Change	As Restated
Supplemental disclosures:
Loans transferred to other real estate	$1,170,242	$-	$1,170,242
Loans charged off	6,955,979	-	6,955,979

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

Since June 30, 2009 the Bank has been undercapitalized by regulatory standards. Effective September 24, 2009, the Bank has been subject to the terms of a Consent Order agreement with the Office of the Comptroller of the Currency (“OCC”). Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. To date, the Bank has failed to meet these required minimum ratios and is currently out of compliance with these required minimum capital ratios as well as other requirements of the Consent Order. In light of the Bank’s noncompliance with the Consent Order, continued losses, deficient capital position and the uncertainty regarding the ability to raise additional equity capital, management believes it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC. See also the “Capital” and “Regulatory Enforcement Action” sections of this Management’s Discussion and Analysis for further details.

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

	(in thousands except per share data)
Earnings	Third Quarter		Year-to-Date
			(Restated)
	2011	2010	2011	2010
Net loss	$(428)	$(682)	$(3,574)	$(2,217)
Basic and diluted net loss per share (1)	$(0.94)	$(1.49)	$(7.81)	$(4.86)

(1)	Per share data is adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

Net loss for the three months ended September 30, 2011 decreased by $254,000 compared to the same period last year. In the third quarter of 2011, the provision for loan losses decreased by $400,000 and noninterest expense decreased by $101,000. Partially offsetting these favorable variances, noninterest income decreased by $97,000. In addition, federal income tax benefit decreased by $18,000.

Net loss for the nine months ended September 30, 2011, increased $1,357,000 compared to the nine months ended September 30, 2010. Provision for loan losses increased $1,800,000 and noninterest expense decreased $1,125,000. Federal income tax benefit increased by $59,000. Partially offsetting these favorable variances, net interest income and noninterest income decreased by $393,000 and $347,000, respectively.

	(in thousands)
Net Interest Income	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Interest and dividend income	$3,104	$3,476	$9,621	$10,772
Interest expense	374	614	1,225	1,983
Net Interest Income	$2,730	$2,862	$8,396	$8,789

The following tables show an analysis of net interest margin for the three and nine months ended September 30:

INTEREST YIELDS AND COSTS

(in thousands)

	For the three months ended September 30,
	(Restated) 2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$197	$0.1	0.26%	$99	$-	0.12%
Securites: Taxable	35,539	277.4	3.12%	14,024	187.5	5.35%
Tax-exempt (1)	5,932	89.5	6.04%	6,692	100.0	5.98%
Commercial loans (2)(3)	187,842	2,418.1	5.04%	211,195	2,780.8	5.15%
Consumer loans (2)(3)	15,343	199.9	5.17%	17,373	245.0	5.60%
Real estate loans (2)(3)	15,196	157.2	4.14%	17,513	204.1	4.66%
Total earnings and total interest income	260,049	3,142.2	4.75%	266,896	3,517.4	5.18%
Cash and due from banks	39,377			38,991
All other assets	13,731			18,143
Allowance for loan losses	(13,108)			(14,047)
Total Assets	$300,049			$309,983
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,508	$1.9	0.03%	$50,311	$15.0	0.12%
Savings	42,598	10.9	0.10%	39,062	19.6	0.20%
MMDA	35,259	54.6	0.61%	32,854	51.4	0.62%
Time	97,536	306.7	1.25%	116,019	528.0	1.81%
Short term borrowings	22	-	-	-	-	-
Total interest bearing liabilities and total interest expense	203,923	374.1	0.73%	238,246	614.0	1.02%
Non-interest bearing deposits	86,618			56,632
All other liabilities	1,961			2,254
Shareholders' Equity	7,547			12,851
Total Liabilities and Shareholders' Equity	$300,049			$309,983
Interest spread			4.02%			4.16%
Net interest income - FTE		$2,768.1			$2,903.4
Net interest margin			4.18%			4.27%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $26,956,000 in 2011 and $30,542,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $17,000 in 2011 and $19,000 in 2010.

INTEREST YIELDS AND COSTS

(in thousands)

	For the nine months ended September 30,
	(Restated)
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$197	$0.5	0.32%	$99	$0.1	0.10%
Securites: Taxable	32,426	758.6	3.12%	14,977	604.6	5.38%
Tax-exempt (1)	6,097	281.1	6.15%	6,866	309.7	6.02%
Commercial loans (2)(3)	195,715	7,570.9	5.10%	220,933	8,573.4	5.12%
Consumer loans (2)(3)	15,717	626.5	5.33%	17,775	757.3	5.70%
Real estate loans (2)(3)	15,583	500.0	4.28%	18,293	660.6	4.82%
Total earnings and total interest income	265,735	9,737.6	4.85%	278,943	10,905.7	5.17%
Cash and due from banks	32,320			31,804
All other assets	13,584			17,993
Allowance for loan losses	(13,601)			(15,931)
Total Assets	$298,038			$312,809
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,848	$6.1	0.03%	$49,070	$64.0	0.17%
Savings	41,624	33.6	0.11%	39,108	57.1	0.20%
MMDA	35,217	163.8	0.62%	32,471	157.7	0.65%
Time	100,282	1,021.2	1.36%	119,669	1,702.9	1.90%
Short term borrowings	7	-	-	-	-	-
FHLBI advances	-	-	-	21	1.2	7.29%
Total interest bearing liabilities and total interest expense	205,978	1,224.7	0.79%	240,339	1,982.9	1.10%
Non-interest bearing deposits	80,664			56,475
All other liabilities	2,060			2,322
Shareholders' Equity	9,336			13,673
Total Liabilities and Shareholders' Equity	$298,038			$312,809
Interest spread			4.06%			4.07%
Net interest income - FTE		$8,512.9			$8,922.8
Net interest margin			4.23%			4.22%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $29,417,000 in 2011 and $35,746,000 in 2010 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $63,000 in 2011 and $61,000 in 2010.

Interest Earning Assets/Interest Income (Restated)

On a tax equivalent basis, interest income decreased $375,000 (10.7%) in the third quarter of 2011 compared to the third quarter of 2010. This was due to a decrease in average earning assets of $6,847,000 (2.6%) combined with a decrease in the yield on average earning assets of 43 basis points.

The average balance of securities increased $20,755,000 (100.2%) in the third quarter of 2011 compared to the same period in 2010. This increase was due to $39,974,000 of investment security purchases made from September 2010 through September 2011 as the Bank gradually invested its excess on-balance liquidity into interest earning assets. The yield on average security balances decreased 201 basis points in the third quarter of 2011 compared to 2010. Third quarter 2011 investment yields were impacted by the sales of higher yielding securities in December 2010 and the comparatively lower yields of new securities acquired in the current rate environment.

Loan average balances decreased $27,700,000 (11.3%) in the third quarter of 2011 compared to the same period last year and the average yield decreased 17 basis points. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $23,352,000 (11.1%) in the third quarter of 2011 compared to 2010 while the average yield decreased 11 basis points. Commercial loans have continued to decrease due to receipt of scheduled payments, charge offs and decreased loan originations. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

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

For the first nine months of the year, tax equivalent interest income decreased $1,168,000 (10.7%) from 2010. This was due to a decrease in average earning assets of $13,208,000 (4.7%) combined with a decrease in the yield on average earning assets of 32 basis points.

Securities interest income increased $125,000 and resulted from a $16,680,000 (76.4%) increase in average securities balances, partially offset by a 198 basis point decrease in yield attributable to the comparatively lower yields on securities purchased in the current rate environment, as discussed above. Loan interest income decreased $1,294,000 (13.0%) due to lower average balances of $29,987,000 (11.7%) combined with a decrease in the average yield of 8 basis points.

The largest decline in terms of average balances was in commercial loans, which decreased $25,218,000 (11.4%) combined with a decrease in yield of 2 basis points in the first nine months of 2011 compared to 2010. Average balances decreased primarily due to receipt of scheduled payments, charge-offs and decreased loan originations. As noted above, the renewal of maturing loans in the current lower rate environment has exerted downward pressure on average loan portfolio yields.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $79.0 million at September 30, 2011 or about 26.7% of total assets. This compares to $67.8 million or about 22.2% of total assets at year end 2010. Liquidity is important for financial institutions because of the need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

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

Loans

	(in thousands)
	Third Quarter		Year-to-Date
			(Restated)
	2011	2010	2011	2010
Provision for Loan Losses	$800	$1,200	$5,400	$3,600

The year to date 2011 provision for loan loss expense of $5,400,000 exceeds the $3,600,000 expense recognized in the same nine month period of 2010 and primarily reflects continued economic stress in the Bank's market areas as well as relatively elevated levels of historical loan loss experience by the Bank. As a result of management’s reassessment of the allowance for loan losses as of June 30, 2011, it was determined that an additional $3,000,000 of provision expense was required at June 30, 2011 to fund the allowance for loan losses at an adequate level. The provision for loan losses for the third quarter of 2011 was $800,000 compared to $1,200,000 reported in the third quarter of 2010. The reduced current period provision expense correlates with a trending decrease in current and newly identified nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago.

Year to date 2011 loan charge offs totaled $6,956,000 and included $4,725,000 of charge offs recognized in the quarter ended June 30, 2011 based on management’s reassessment of the effects of events and information that provided additional evidence about conditions that existed at June 30, 2011 related to certain impaired commercial real estate loans. As a result of management’s reassessment and evaluation, it was determined that approximately $2,600,000 of charge offs originally reported in the quarter ended September 30, 2011 required restatement to June 30, 2011. The restated charge offs were taken against previously established specific reserves at June 30, 2011. After giving effect to the June 30, 2011 restatement, current period charge offs for the three months ended September 30, 2011 totaled $902,000 compared to $4,725,000 and $2,404,000 for the quarters ended June 30, 2011 and September 30, 2010, respectively.

A significant portion of the charge offs recognized in 2011 continued to relate to collateral dependent loans resulting from declines in the value of real estate securing our loans and management’s determination of the borrowers’ inability to support future cash flow projections. However, in more recent quarters, the rate of decline in real estate values has slowed and may portend a decrease in future charge offs as the Bank’s higher risk commercial real estate portfolio continues to shrink.

Loans transferred to other real estate during the quarter ended September 30, 2011 totaled $115,000 compared to $1,055,000 and $1,782,000 transferred to ORE during the quarters ended June 30, 2011 and September 30, 2010, respectively.

In recent quarters we have also experienced a decline in the pace of commercial loans migrating to lower loan risk grades, which receive higher allocations in our allowance for loan loss analysis. We have also experienced an improvement in the quality of some credits resulting in improved loan grades and lower reserve allocations. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $5,400,000 for the nine months of 2011 and the level of the allowance for loan losses of $13,110,000 at September 30, 2011.

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

In general, the decrease in all portfolio segments was primarily attributable to the receipt of scheduled payments. In addition, charge offs totaling $6,956,000, taken primarily on impaired loans with previously established specific reserves, contributed to the $19,295,000 decrease in loans. These factors, coupled with limited demand for new loans by credit worthy borrowers, have curbed net portfolio growth.

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

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
	September 30,	December 31,	September 30,
	2011	2010	2010
Nonaccrual loans	$25,242	$30,858	$28,872
90 days or more past due and still accruing	-	-	75
Total nonperforming loans	25,242	30,858	28,947
Other real estate owned	3,408	4,294	7,419
Total nonperforming assets	$28,650	$35,152	$36,366

Nonperforming loans as a percent of total loans	11.65%	13.08%	11.99%
Allowance for loan losses as a percent of nonperforming loans	51.94%	45.27%	45.00%
Nonperforming assets as a percent of total loans and other real estate	13.02%	14.63%	14.61%

Nonperforming loans at September 30, 2011 decreased $5,616,000 from December 31, 2010 and $3,630,000 from September 30, 2010. The decrease from December 31, 2010 results from the combination of approximately $8,282,000 of charge offs recognized primarily on collateral dependent loans, the upgrade of approximately $4,393,000 of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the transfer of approximately $1,170,000 of loans to other real estate owned, and approximately $3,176,000 of continued payments received from borrowers, which in aggregate, exceeded approximately $11,405,000 of newly identified nonperforming loans which were comprised principally of commercial real estate loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of September 30, 2011, approximately $15,626,000 (61.9%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

At September 30, 2011, impaired loans totaled approximately $27,677,000, of which $14,804,000 were assigned specific reserves of $3,361,000. Impaired loans without specific reserve allocations totaled $12,873,000, indicating that the loans are well collateralized at this time. A loan is considered impaired when it is probable that that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Of the impaired loans reported at September 30, 2011, $22,352,000 are on nonaccrual status, based on management’s assessment using criteria discussed above. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonable assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

Allowance for Loan Losses

The allowance for loan losses at September 30, 2011 was $13,110,000, a decrease of $860,000 from December 31, 2010. The allowance for loan losses represented 6.05% and 5.92% of gross loans at September 30, 2011 and December 31, 2010 and provided a coverage ratio to nonperforming loans of 51.9% and 45.3% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $5,400,000 provision for the nine months of 2011 and the $13,110,000 allowance as of September 30, 2011 were appropriate.

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

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table:

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of September 30, 2011 (Restated)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$10,015,000	4.37%	$18,354,000	8.00%	$22,943,000	10.00%
FNBH Bancorp	9,888,000	4.28%	18,354,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,017,000	3.06%	9,177,000	4.00%	13,766,000	6.00%
FNBH Bancorp	6,827,000	2.98%	9,177,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,017,000	2.34%	12,002,000	4.00%	15,002,000	5.00%
FNBH Bancorp	6,827,000	2.28%	12,002,000	4.00%	N/A	N/A

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$13,632,000	5.58%	$19,530,000	8.00%	$24,412,000	10.00%
FNBH Bancorp	13,580,000	5.56%	19,530,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,442,000	4.28%	9,765,000	4.00%	14,647,000	6.00%
FNBH Bancorp	10,390,000	4.26%	9,765,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,442,000	3.50%	11,919,000	4.00%	14,898,000	5.00%
FNBH Bancorp	10,390,000	3.49%	11,919,000	4.00%	N/A	N/A

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

Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern. Although improved from June 30, 2011, our nonperforming assets exceed the sum of our capital and allowance for loan losses by approximately 43.7%. As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent.

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

In connection with the restatement of the consolidated financial statements described in this Amendment, a reevaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) was performed by management under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on that reevaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s controls and procedures were not effective as of September 30, 2011 due to the estimation of the allowance for loan losses and the timely recognition of loan charge offs and other real estate at that date. The objectives of such evaluation and the Corporation’s disclosure controls and procedures are to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Although the Bank evaluates the adequacy of the allowance for loan losses based on specific information known to management at a given time, bank regulators, based on the timing of their normal examination process and their independent judgment, may require additions to the allowance for loan losses. In addition, it is extremely difficult to precisely estimate and measure the amount of losses that may be inherent in the loan portfolio at a point in time. Management attempts to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the modeling process and related assumptions used within the existing allowance for loan loss methodology will successfully identify all losses inherent in the portfolio. Despite these factors and limitations, based on regulatory input and an internal reexamination, management reassessed certain factors and assumptions employed in the allowance for loan losses estimation and determined the need for additional provision expense to increase the allowance for loan losses at June 30, 2011. Management also reassessed the effects of events and information subsequently known to management that provided additional evidence about conditions existing at June 30, 2011 related to the timing and recognition of charge offs on certain loans and the foreclosure on collateral securing an impaired loan. As a result, management determined the need to restate certain charge offs and a loan transfer to other real estate as of June 30, 2011, rather than during the quarter ended September 30, 2011 as previously reported.

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

As such, management has determined that the restatement resulted in the identification of a material weakness in internal control at September 30, 2011. The material weakness is currently in the process of being remediated and is expected to be fully remediated in early 2012. Such remediation will entail full incorporation of all regulatory imposed requirements in the computations and internal control processes related to the estimation of the allowance for loan loss and the evaluation and accounting for impaired loans. To address the aforementioned material weakness, management’s remediation plan relies primarily on the recent hiring of an experienced Chief Credit Officer, which filled a position previously vacant for nearly 15 months. The Chief Credit Officer will be responsible for the overall management and implementation of effective processes and procedures designed to ensure: i) the allowance for loan losses methodology and calculation adhere to applicable accounting guidance and regulatory policy; ii) that impaired loans are identified timely and appropriately measured for loss recognition; and iii) revaluations of credit and/or collateral are performed timely.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended September 30, 2011.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

