Form 10-K
period 2011-12-31
FNBH BANCORP INC
filed 2012-04-16
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 0-25752

FNBH BANCORP, INC.

(Exact name of Registrant as specified in its charter)

MICHIGAN	No. 38-2869722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Grand River, Howell, Michigan	48843
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (517) 546-3150

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value	Preferred Stock Purchase Rights
(Title of Class)	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2011, was $1,268,609.

The number of outstanding shares of common stock (no par value) as of March 30, 2012 was 454,327.

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012, are incorporated by reference into Part III of this report.

Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to achieve or maintain certain regulatory capital standards; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2012; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to successfully raise new equity capital and/or our ability to implement our capital restoration and recovery plan;
•	our ability to continue as a going concern in light of the uncertainty regarding the extent and timing of possible future regulatory enforcement action against the Bank;
•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
•	our ability to comply with the various requirements imposed by the regulatory Consent Order against the Bank;
•	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
•	the ability of our Bank to attain and maintain certain regulatory capital standards;
•	limitations on our ability to access and rely on wholesale funding sources;
•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and
•	implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A below, include all known risk our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

The Bank was originally organized in 1934 as a national banking association. As of December 31, 2011, the Bank had approximately 85 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. FNBH does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.

On November 26, 1997, H.B. Realty Co., a subsidiary of FNBH, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, night depository, safe deposit box, telephone banking, Internet banking, and online bill pay. The Bank maintains correspondent relationships with major banks, pursuant to which the Bank engages in the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis (“FHLBI”) where it makes short term investments and where it has a line of credit of $29,000,000 of which no amounts were outstanding as of year-end. The Bank also has a relationship with the Federal Reserve Bank of Chicago, the Fed Discount Window, where it has a line of credit of $14,453,000 of which no amounts were outstanding at year-end. Each of the lines is collateralized by specific pledged loans and/or investment securities. Due to the Bank’s condition, borrowing availability under the lines is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.

The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2011 and 2010, the Bank’s certificates of deposit of $100,000 or more constituted approximately 12% of total deposit liabilities. The Bank’s deposits are primarily from its service areas, and the Bank does not traditionally seek or encourage large deposits from outside the area.

FNBH’s cash revenues are primarily limited to dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 72% and 74% of total revenues for the years ended December 31, 2011 and 2010, respectively. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 8% of total revenues in 2011 and 6% of total revenues in 2010. Revenues were also generated from deposit service charges and other financial service fees.

The Bank provides loans secured by real estate, consumer and commercial loans to customers in its market. As of December 31, 2011, 91% of outstanding loans were secured by real estate of which 75% were secured by nonfarm nonresidential properties, construction and land development loans. The Bank’s loan portfolio is comprised of 65% fixed rate and 35% variable rate loans. Most of these loans, approximately 72%, mature within five years. Loans with fixed rates totaling approximately $9,800,000 (or about 4.7% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Fifty-two percent of the Bank’s interest-bearing deposits are in NOW, savings, and MMDAs, all of which are variable rate products. As of December 31, 2011, certificates of deposits totaled approximately $95,000,000 with $70,000,000 maturing within a year, and the majority of the balance maturing within a five year period.

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

As described in more detail below, the Corporation’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities was 143% and 150% asset sensitive at December 31, 2011 and 2010, respectively. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below for discussion and table.

The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. The Bank has affiliated with a third party to provide residential mortgage loans to Bank customers, which is expected to result in additional income to the Bank. Those residential real estate mortgage loan requests that do not meet the third party provider’s criteria will be reviewed by the Bank for approval and, if approved, will be retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.

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

Bank Competition

The Bank has eight offices within the five communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, the Bank’s principal competitors are Fifth Third Bank, PNC Bank National, JP Morgan Chase, Citizens Bank, Comerica Bank, and Bank of America. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2011, the Bank holds approximately 13.9% of local deposits, compared to approximately 13.5% by Fifth Third Bank, approximately 12.6% held by JP Morgan Chase, approximately 12.3% held by PNC Bank National, approximately 10.5% held by Citizens Bank, approximately 9.4% held by Comerica Bank, and approximately 7.7% held by TCF National Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, Fifth Third Bank maintains five branch offices, JP Morgan Chase operates six branch offices, PNC Bank National operates six branch offices, Citizens Bank has five branch offices, Comerica Bank has three branch offices, and TCF National Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.

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

Condition of Corporation

The following table sets forth certain information regarding the condition of the Corporation:

	Balances as of December 31,
	(in thousands)
	2011	2010	2009	2008	2007
Total Assets	$292,080	$305,341	$332,390	$388,783	$432,894
Loans	208,844	235,938	274,046	315,817	347,876
Securities	33,104	28,171	23,701	42,516	38,632
Noninterest-Bearing Deposits	83,506	62,294	65,644	56,405	56,506
Interest-Bearing Deposits	200,147	230,986	249,552	293,122	323,072
Total Deposits	283,653	293,280	315,196	349,527	379,578
Shareholders' Equity	6,609	10,134	14,376	27,525	40,627

Throughout 2011, the Bank operated eight branch facilities: one in downtown Howell, one in a grocery store located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2011, loans decreased due to lower loan demand by credit worthy borrowers, reflecting current local economic conditions, and a focus on reducing the Bank’s size to manage regulatory capital ratios. Deposits in 2011 were also lower due to continued increased competition for deposits in our local markets. Shareholders’ equity has decreased primarily due to net losses of $3,573,000 and $3,893,000 in 2011 and 2010, respectively.

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

Regulatory Developments

Emergency Economic Stabilization Act of 2008. On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA enables the federal government, under terms and conditions developed by the Secretary of the United States Department of the Treasury (“UST”), to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. The EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the UST is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections.

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

Financial Stability Plan. On February 10, 2009, the UST announced the Financial Stability Plan (“FSP”), which is a comprehensive set of measures, intended to shore up the U.S. financial system and earmarks the balance of the unused funds originally authorized under EESA. The major elements of the FSP include: (a) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (b) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage-asset-backed securities issuances, (c) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (d) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements: provide access to low-cost refinancing for responsible homeowners suffering from falling home prices; a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes; and support for low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

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

Although a number of the regulations required by the Dodd-Frank Act have been issued, many of the new requirements have not yet been implemented and will likely be subject to implementing regulations over the course of several years. As these provisions continue to be implemented, we expect they may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs. At this time, it is difficult to access the full impact of the Dodd-Frank Act on our business.

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

Pursuant to the results of recent examinations of FNBH by the Federal Reserve, FNBH continues to be considered a troubled institution due to the critically deficient condition of its subsidiary Bank. As such, the Federal Reserve has required FNBH to take action to support the Bank, which principally involves a capital infusion sufficient to satisfy minimum capital ratios imposed on the Bank. In addition, FNBH must receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on FNBH by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

As a result of the Bank’s current inability to pay dividends, FNBH has an insufficient level of resources and cash flows to meet operational liquidity needs. Also, the Bank is prohibited from paying expenses on behalf of FNBH. To resolve FNBH’s liquidity and the deficient capital levels at FNBH and the Bank, the Corporation’s board of directors plans to complete a timely recapitalization of the Corporation and has provided interim funding, as necessary, until such time as the recapitalization is completed or other funding is obtained by FNBH.

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

In addition and subject to certain exceptions, the Change in the Bank Control Act (“Control Act”) and regulations promulgated thereunder by the Federal Reserve, requires any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the acquisition.

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

Dividends. FNBH is an entity separate and distinct from the Bank. The primary source of FNBH’s revenues are dividends paid by the Bank. Thus, FNBH’s ability to pay dividends to its shareholders is limited by statutory restrictions on the Bank’s ability to pay dividends as described below. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies. Similar enforcement powers over the Bank are possessed by the OCC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends by FNBH for an insured bank which fails to meet specified capital levels. Due to the current financial condition of the Bank, FNBH is currently prohibited from paying any dividends on its common stock without prior approval from the Federal Reserve. FNBH does not foresee being able to pay dividends in the near future.

In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as FNBH, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. FNBH’s Articles of Incorporation were amended in February 2009 to authorize the issuance of up to 30,000 shares of preferred stock, with no par value. In October 2011, FNBH designated 10,000 of these shares of preferred stock as Series A Junior Participating Preferred Stock in connection with its Tax Benefits Preservation Plan, as described below. As of March 30, 2012, no preferred shares, including the Series A Preferred Shares, have been issued.

Federal Securities Regulation. FNBH’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, FNBH is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. FNBH’s securities are not listed for trading on any national or regional securities exchange.

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

Historically, assessment rates for deposit insurance premiums have been largely based on the risk category of the institution and the amount of its deposits. However, the Dodd-Frank Act passed in 2010 required the FDIC to establish rules setting insurance premium assessments based on an institution’s total assets minus its tangible equity instead of deposits. On February 7, 2011, the FDIC adopted a final rule under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, the initial base assessment rate for institutions in Risk Category I (generally, well-capitalized institutions with a CAMELS composite rating of 1 or 2) is set at an annual rate of between 5 and 9 basis points. The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 14, 23, and 35 basis points, respectively, and the initial base assessment rates for institutions with at least $10 billion in assets and certain “highly complex institutions” is set at an annual rate of between 5 and 35 basis points. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt. In addition, the rates are subject to a new depository institution debt adjustment, which is meant to offset the benefit received by institutions that issue long-term, unsecured liabilities when those liabilities are held by other insured depository institutions. However, institutions may exclude from the unsecured debt amount used in calculating the depository institution debt adjustment an amount equal to no more than 3% of their Tier 1 capital. Total base assessment rates after adjustments, other than the depository institution debt adjustment, range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, 30 to 45 basis points for Risk Category IV, and 2.5 to 45 basis points for institutions with at least $10 billion in assets and certain “highly complex institutions.”

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

In addition, during 2010 and 2009, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program (TAGP), which required us to pay an additional assessment to the FDIC. Under the TAGP, funds in noninterest bearing transaction accounts, in interest bearing transaction accounts with an interest rate of 0.25% or less (after June 30, 2010), and in Interest on Lawyers Trust Accounts (IOLTA) had a temporary unlimited guarantee from the FDIC. This temporary coverage expired December 31, 2010. The Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only noninterest bearing transaction accounts. This coverage applies to all insured depository institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured institution.

FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Currently on an annualized basis, FICO assessments are 0.070% of deposits.

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

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Federal regulations define these capital categories as follows:

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

The Bank is subject to a Consent Order imposed by the OCC on September 24, 2009. Among other things, the Consent Order requires the Bank to maintain capital ratios higher than the minimum ratios set forth above. The Consent Order requires the Bank to maintain a minimum Total Risk-Based Capital Ratio of at least 11% and a Leverage Ratio of at least 8.5%. The Bank is not currently in compliance with the minimum capital ratios imposed by the Consent Order. Specifically, at December 31, 2011, the Bank’s Total Risk-Based Capital Ratio was 4.49% and the Bank’s Leverage Ratio was 2.44%.

At December 31, 2011, certain of the Bank’s ratios are classified as “significantly undercapitalized” according to the table set forth above. In addition, because the capital restoration plan the Bank submitted to the OCC was not accepted by the OCC, the Bank is currently categorized as "significantly undercapitalized."

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent Banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. The Bank is subject to many of these restrictions pursuant to the Consent Order entered on September 24, 2009 and as a result of the OCC's rejection of the capital restoration plan submitted by the Bank pursuant to the requirements of the Consent Order.

Dividends. Under federal law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock to FNBH. The Bank may not pay dividends except out of undivided net profits then on hand after deducting its losses and bad debts. In addition, the Bank is required by federal law to obtain the prior approval of the OCC for the declaration or payment of a dividend, if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus.

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

Due to these requirements and based upon current conditions, the Bank cannot pay a dividend to FNBH without the prior approval of the OCC.

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

Item 1A. Risk Factors.

Significant uncertainty regarding the impact of possible further regulatory enforcement action against the Bank threatens our ability to continue as a going concern. As described elsewhere in this Form 10-K, the Bank is subject to a Consent Order imposed by the Office of the Comptroller of the Currency (OCC) that requires management to take a number of actions, including increasing and maintaining the Bank's capital levels at amounts in excess of the Bank's current capital levels. The Bank has failed to increase its capital levels as required by the Consent Order. As of the date of this Form 10-K, the Corporation has not entered into any definitive agreement regarding the raising of additional capital or a potential sale of the Corporation or the Bank, and it is not certain whether the Corporation will ultimately be able to enter into any such agreement. The Bank’s current capital levels along with this failure to comply with the Consent Order result in the Bank being "significantly undercapitalized" for purposes of the federal regulators' Prompt Corrective Action (PCA) powers and may result in additional regulatory enforcement action. If we are unable to successfully raise capital or sell the Bank and if our financial condition otherwise fails to improve significantly, additional regulatory enforcement action against the Bank may result. Consequently, management believes that these matters raise substantial doubt about the Corporation’s ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Corporation.  The consolidated financial statements included in this Form 10-K have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for management’s discussion of our financial condition at December 31, 2011.

The Corporation has failed to satisfy the terms of the Consent Order regarding the restoration of capital at the Bank, which could lead to the Bank being placed into receivership. Since June 30, 2009, the Bank has been undercapitalized by regulatory capital standards. As a result, the Bank was required to submit a capital restoration plan to the OCC to demonstrate how the Bank will improve its capital position such that it meets the minimum capital requirements imposed by the OCC. The Bank submitted a capital restoration plan to the OCC in September 2009, which as explained below, was not deemed acceptable by the OCC. As the sole shareholder of the Bank, the Corporation was required to guarantee the Bank's compliance with such plan until such time that the Bank becomes adequately capitalized on average during each of four consecutive calendar quarters. The Corporation's guarantee was secured by a pledge of the Corporation's assets.

By letter dated October 28, 2009, the OCC notified the Bank that its Capital Restoration Plan and Capital Plan (collectively, the “Plan”) were not acceptable due to an inability to determine that the Plan was realistic and the uncertainty surrounding whether it would succeed in restoring the Bank’s capital. The OCC also noted that the Plan failed to identify specific, reliable sources of additional capital and lacked a detailed strategy for a proposed sale of problem loans. Consequently, the Corporation remains responsible for preparation and submission of a revised capital restoration plan that is acceptable to the OCC. As a result of the Bank’s current capital levels and its failure to submit an acceptable capital plan within an acceptable time, for purposes of Prompt Correction Action, the Bank is “significantly undercapitalized” by regulatory standards. While the Bank intends to submit a revised Plan to the OCC once more definitive plans for new capital have been finalized, the Bank does not believe any Plan will be deemed acceptable to the OCC unless it contains a firm commitment by one or more investors to make the additional capital contributions necessary for the Bank to meet its minimum capital ratios or to otherwise acquire the Bank. The Bank’s classification as “significantly undercapitalized” results in a number of additional restrictions on its operations as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Bank's ability to comply with the capital restoration plan will be very challenging. Although the Corporation is actively pursuing additional investment from potential investors, to date, the Corporation has not obtained any additional capital funding. As described above and under "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital" below, the Corporation's ability to raise additional capital is significantly restricted by several factors, and there is a meaningful possibility the Corporation will not be successful in raising additional capital. In addition, the Corporation's management believes the likelihood of a third party acquiring the Corporation or the Bank is relatively low. As a result, the Bank may not be able to comply with the capital restoration plan submitted to the OCC.

If the Bank and the Corporation are unable to resubmit and comply with a revised capital restoration plan that is acceptable to the OCC, it is likely the OCC would take increasingly severe actions against the Bank which could lead to the Bank being placed into receivership by federal regulators. In such a scenario, it is unlikely the holders of the Corporation's common stock would realize any value for their common stock.

The Bank's current capital may not be sufficient to absorb future losses from the Bank’s operations, including an increase in its allowance for loan losses. The Bank maintains capital as a means of absorbing losses resulting from the Bank's operations. The Bank has incurred significant losses in each of the last five years, which losses have significantly depleted the Bank's capital and resulted in the Bank being considered "significantly undercapitalized" pursuant to regulatory capital standards. A continuing decline in the collectibility of the Bank's loans, a continuing decline in the value of the collateral supporting those loans, or both, may require the Bank to increase its allowance for loan losses, which would further deplete existing capital. Due to the depressed economic conditions and real estate values in the areas where the Bank operates, the Bank may continue to incur operating losses in the near-term, including through 2012. The Bank's current capital may be insufficient to absorb future operating losses and, unless the Bank is successful in raising additional capital or taking other steps to meaningfully reduce the risk in its loan portfolio, this lack of capital is likely to have a material adverse effect on the Corporation's business, results of operations, and financial condition and, in extreme circumstances, could result in the insolvency and liquidation of the Bank.

Significantly higher FDIC deposit insurance premiums and restrictions related to our deposit base as a result of the Bank’s current financial condition could, individually or collectively, result in material adverse effects on the Corporation's financial condition. The amount of FDIC deposit insurance premiums required to be paid by financial institutions depends in part on the institution's risk rating and capital position. As a result of the Bank's current capital position, the assessment rate to be paid by the Bank for FDIC deposit insurance has increased significantly. These higher assessment rates charged against the Bank are expected to continue into 2012.

In addition, as a result of the Bank's failure to meet minimum capital requirements, it is prohibited from accepting, renewing, or rolling over any brokered deposits, and the effective yield on deposits solicited by the Bank cannot be more than 75 basis points over national market yields for comparable size and maturity deposits. These restrictions could serve to limit the Bank's flexibility should conditions deteriorate or in the event of unexpected problems with the Bank's liquidity position.

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

As of December 31, 2011, approximately 86% of the Bank’s loan portfolio is commercial purpose loans. Of these commercial purpose loans, approximately 87% are loans secured by commercial real estate, primarily including owner occupied and nonowner occupied properties, construction and land development properties, and single family home construction. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater than that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.

In addition, federal regulators periodically review our allowance for loan losses and, if warranted, may require us to increase our provision for loan losses or recognize additional loan charge offs. Any increase in our allowance for loan losses or loan charge offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

As a community bank, our financial condition is dependent, in part, on the general economic condition of the communities we serve. Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions. A continued economic slowdown could have many adverse consequences, including the following: loan delinquencies may increase, problem assets and foreclosures may increase, demand for our products and services may decline, and collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. In particular from 2007 through 2011, our level of nonperforming loans, net loan charge offs, loan delinquencies and provision for loan losses has remained elevated from prom pre-2007 historical levels.

Additionally, during the last four years the overall capital and credit markets experienced unprecedented levels of volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the prolonged U.S. recession, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. In addition, unemployment reached historically high levels and is expected to remain elevated for some time. In particular, according to data published by the federal Bureau of Labor Statistics, Michigan’s unemployment rate in December 2011 was 9.3%, improved from 11.7% in December 2010, but still among the worst of all states.

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

Current market developments, particularly in real estate markets, may adversely affect our industry, business and results of operations. Dramatic declines in the commercial and residential real estate markets in recent years, as evidenced by falling prices and increasing foreclosures, and elevated unemployment levels, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of these conditions, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

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

We have reported material weaknesses in our internal control over financial reporting and if additional material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As disclosed in Item 9A "Controls and Procedures" below, in January 2012 management determined that restatements of the Corporation's unaudited consolidated financial statements for each of the quarters ended June 30, 2011 and September 30, 2011 resulted in the identification of material weaknesses at June 30, 2011 and September 30, 2011. Consequently, due to the timing of this determination, it was also concluded that a material weakness also existed at December 31, 2011. Although management has initiated a remediation plan to address the material weakness, as disclosed below, there can be no assurances that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

Difficult market conditions have adversely affected our industry. Dramatic declines in the commercial and residential real estate markets in recent years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. This has also resulted in the write-downs of asset-backed securities and other securities and loans. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Market volatility may adversely impact our business. Market disruption and volatility, if excessive, may cause us to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system. Beginning in the fourth quarter of 2008 and continuing into 2011, the federal government has enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See Item 1 “Regulatory Developments” above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation of worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

It is possible that a successful capital raise initiative could trigger an ownership change that will negatively affect our ability to utilize net operating loss carryforwards and other deferred tax assets in the future. As of December 31, 2011, we had federal net operating loss carryforwards of approximately $23,800,000, and such amount may continue to increase in the future. Under federal tax law, our ability to utilize these carryforwards and other deferred tax assets is limited if we are deemed to experience a change of ownership. This would result in our loss of the benefit of these deferred tax assets. The capital raise transaction contemplated by our Capital Plan could cause a change of ownership under these rules, which would materially limit our ability to utilize these significant deferred tax assets. In October 2011, the Corporation entered into a Tax Benefits Preservation Plan to protect against such an ownership change that would adversely affect the Corporation’s future ability to use its deferred tax assets. However, despite the plan’s intent to limit the extent of potential ownership change resulting from any capital raise, there is no guarantee that the plan will prevent the occurrence of an ownership change for purposes of federal tax laws.

The trading price of our common stock may be subject to continued significant fluctuations and volatility. The market price of our common stock could be subject to significant fluctuations due to, among other things:

▪	announcements regarding significant transactions in which we may engage, including the capital raise initiative included in our Capital Plan;
▪	market assessments regarding such transactions, including the timing, terms, and likelihood of success of our capital raise initiatives;
▪	operating results that vary from the expectations of management, securities analysts, and investors, including with respect to further loan losses we may incur;
▪	changes or perceived changes in our operations or business prospects;
▪	legislative or regulatory changes affecting our industry generally or our businesses and operations;
▪	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Michigan, and the pace of any such stabilization and recovery;
▪	the operating and share price performance of companies that investors consider to be comparable to us; and
▪	other changes in global financial markets, economies, and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general and our common stock in particular, have experienced significant volatility over approximately the past four years, and continue to experience significant price and volume volatility. As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could continue to adversely impact the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank operates from eight facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Corporation are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 4299 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan; 8080 Challis Road, Brighton, Michigan; 760 South Grand Avenue, Fowlerville, Michigan; 10700 Highland Road, Hartland, Michigan; and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive-up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for 5 years with two 5 year renewal options, expiring September 2022. The average lease payment over the remaining life of the lease is $4,000 monthly.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Additional Item – Executive Officers of Registrant

Executive officers of the Corporation are appointed annually by the Board of Directors. There are no family relationships among these officers and/or the directors of the Corporation, or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The Corporation’s executive officers as of March 30, 2012 are as follows:

Ronald L. Long  (Age 52), President, Chief Executive Officer, since May 12, 2008; Senior Vice President and Senior Business Development Officer, Independent Bank from October 2007 through January 2008; President and Chief Executive Officer, Independent Bank East Michigan from 1993 through September 2007.

Mark J. Huber (Age 43), Senior Vice President, Chief Financial Officer, since June 4, 2009; Senior Manager, specializing in financial institutions, with Plante & Moran, PLLC from 1993 –2009.

Gerald Moyer (Age 58), Senior Vice President, Commercial Loan Officer since April 13, 2009, Chief Work Out Officer August 16, 2008 – April 12, 2009, Vice President, Commercial Loan Officer April 21, 2008 – August 15, 2008.   Vice President and Senior Relationship Manager, Private Financial Group, with Huntington National Bank from June 2001 – March 2008.

Daniel J. Wollschlager (Age 61), Senior Vice President, Chief Credit Officer, since October 27, 2011; Executive Vice President, Senior Lending Officer and Director, the State Bank from October 2008 to October 2011; Chief Executive Officer and Chief Credit Officer and Director, Main Street Bank from September 2009 to October 2011; Principal, BBK, LTD., from September 2004 to September 2007; Executive Vice President, Corporate Special Assets Manager, National City Bank (Cleveland OH) from 2002-2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is not an established trading market for the Corporation’s common stock. Information regarding its market price can be obtained on the Internet at nasdaq.com, symbol “FNHM”. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. From January 1, 2010, through December 31, 2011, there were, so far as the Corporation’s management knows, a total of 33,843 shares of the Corporation’s common stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. High and low closing prices of our common stock for each quarter for the year ended December 31, 2011 and 2010 are set forth below. No dividends were declared on common stock during 2011 and 2010. Effective October 3, 2011, the Corporation affected a 1-for-7 reverse stock split, as reflected at the open of trading on the following day. All prior share amounts have been restated to reflect this split. To the knowledge of management, the last sale of common stock occurred on March 28, 2012 at a price of $0.35 per share.

	2011			2010
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$2.94	$1.47	$-	$7.28	$0.42	$-
Second Quarter	$2.80	$1.12	$-	$7.07	$2.59	$-
Third Quarter	$3.57	$1.26	$-	$5.60	$1.96	$-
Fourth Quarter	$3.50	$0.20	$-	$4.55	$1.75	$-

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

The Corporation did not repurchase any of its stock during the fourth quarter of 2011, nor has the Corporation’s Board adopted or approved a stock repurchase program.

Item 6. Selected Financial Data.

SUMMARY FINANCIAL DATA
(in thousands, except per share data)
	2011	2010	2009	2008	2007
Statement of Operations Data:
Interest income	$12,692	$14,227	$17,870	$24,307	$30,173
Interest expense	1,571	2,496	4,632	8,118	11,884
Net interest income	11,121	11,731	13,238	16,189	18,289
Provision for loan losses	6,200	5,975	15,847	14,855	14,030
Noninterest income (1)	2,922	3,225	3,569	3,341	3,755
Gain (loss) on available for sale securities (1)	337	329	199	(3,237)	(548)
Noninterest expense (2)	11,753	13,146	15,939	14,979	13,493
Loss on sale/writedown of commercial loans held for sale (2)	-	-	-	-	4,312
Loss before federal income taxes	(3,573)	(3,836)	(14,780)	(13,541)	(10,339)
Net loss	(3,573)	(3,893)	(13,696)	(13,414)	(6,556)
Per Share Data(3):
Basic and diluted net loss per share	$(7.81)	$(8.53)	$(30.23)	$(30.31)	$(14.91)
Dividends paid	-	-	-	1.12	5.88
Weighted average basic and diluted shares outstanding	457,318	456,633	453,025	442,333	439,247
Balance Sheet Data:
Total assets	$292,080	$305,341	$332,390	$388,783	$432,894
Loans, gross	208,844	235,938	274,046	315,817	347,876
Allowance for loan losses	12,690	13,970	18,665	14,122	10,314
Deposits	283,653	293,280	315,196	349,527	379,578
Shareholders' equity	6,609	10,134	14,376	27,525	40,627
Ratios:
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Average equity to average asset ratio	2.96%	4.31%	5.80%	9.24%	10.47%

(1)	Included in noninterest income in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Income” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	Included in noninterest expense in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Expense” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(3)	Per share data and number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

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

However, due to certain of the Bank’s regulatory capital ratios declining below minimum standards and its failure to date to submit an acceptable plan to the OCC, the Bank is “significantly undercapitalized” for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (2) prohibitions on the acceptance of employee benefit plan deposits, and (3) restrictions on interest rates paid on deposits. At December 31, 2011, the Bank’s capital ratios continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2011 and the uncertainty of completing a sufficient recapitalization as of the current date, it is reasonable to anticipate further regulatory enforcement action by the OCC.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 9.0%, although improved from recent highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

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

Due to the conditions and events discussed above and elsewhere in this Form 10-K, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the ability of the Bank to continue operating as a going concern. Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern. Although improved from December 31, 2010, our nonperforming assets exceed the sum of our capital and allowance for loan losses by approximately 33.16% at December 31, 2011. As described elsewhere in this Form 10-K, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, and is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent. Notwithstanding the above, the consolidated financial statements included in this Form 10-K have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

As noted below and fully described in management’s recovery plan included in Note 2 to the consolidated financial statements, management has undertaken various initiatives to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy or results may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory enforcement action.

In response to these regulatory challenges, difficult market conditions and significant losses incurred since 2007 that have depleted a substantial portion our capital, we have taken steps or initiated actions in an attempt to restore our capital levels and improve our operations, including:

•	On February 19, 2009, we held a special shareholders’ meeting at which our shareholders approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. Additionally, at the annual meeting on May 28, 2009 our shareholders approved a 2,800,000 increase in the number of authorized shares of common stock. We requested the authorization to issue preferred shares and additional shares of common stock in order to be able to raise additional capital required by our current capital position and the Consent Order imposed by the OCC.

•	In September 2009, we prepared a Capital Plan followed by a Confidential Offering Memorandum in November 2009 for the offering and sale of shares of our preferred stock. Although the Capital Plan was deemed unacceptable by the OCC for purposes of its PCA enforcement powers, we continue to work to raise the necessary capital. Throughout 2010 and 2011, we continued to work with financial and legal advisors to pursue various transactions that would result in additional capital to the Bank, including ongoing negotiations with several potential investors. To date, although we have not yet received any additional capital, we continue to negotiate the terms of an investment in the Corporation with interested investors.

•	The Bank has taken many steps to address other requirements of the Consent Order, including making improvements to its liquidity risk management program and its loan portfolio management.

•	The Bank believes it has increased the strength of its executive management team through new hires in 2008 and 2009, by including CEO Ron Long, Sr. VP & CFO Mark Huber, and Sr. VP & Commercial Loan Officer Gerald Moyer. In addition, the Bank hired Sr. VP & Chief Credit Officer Daniel Wollschlager in October 2011.

•	Management continues to support the Bank's regulatory capital levels and ratios via strategic balance sheet reductions achieved primarily through non-renewal of high cost certificates of deposits while managing normal loan runoff (i.e., scheduled payments) with limited new money loan originations. The execution of this strategy is intended to sustain the Bank's net interest margin via lower deposit pricing in the current rate environment coupled with greater reliance on lower cost core deposits. The strategy involves close monitoring of the Bank's liquidity position and attention to significant customer relationships.

•	Management continues to maintain significant borrowing availability as a source of contingency funding at the Federal Home Loan Bank of Indianapolis (“FHLBI”) and Federal Reserve which is secured by investment securities and/or eligible loans pledged as collateral. At December 31, 2011, the Bank has approximately $43.5 million of unused availability under established lines of credit at the FHLBI and Federal Reserve Discount Window, the availability of which is subject to approval by the respective lender due to the Bank’s current condition.

•	Asset quality improvements are critical to the Bank’s future financial results and performance. The active management and targeted reduction in the current level of criticized loans includes formulation of specific workout strategies to mitigate potential loss exposure to the Bank, continued quarterly loan portfolio credit quality reviews emphasizing timely monitoring of borrower relationships, timely identification of credit weaknesses, and heightened accountability of loan officers.

•	The Bank’s 2012 budget places continued emphasis on revenue enhancements, expense reductions and operational efficiencies.

•	Planned 2012 revenue enhancements include investment of excess on-balance cash into low-risk, liquid securities; origination and sale of commercial loans under the federal government’s SBA loan guarantee program; origination and sale of residential mortgage loan products through affiliation with a residential mortgage company; and other selective consumer lending initiatives intended to mitigate a portion of the regular portfolio runoff. Finally, the sale of certain non-essential assets and select Bank branches are periodically evaluated to support capital levels.

•	Planned 2012 expense reductions continue to emphasize controlled monitoring and reduction of costs related to management of problem loans and other real estate and discretionary costs. In considering alternatives to effect other cost savings and expense reductions, management remains committed to ensuring that only reasonably priced and appropriate resources are utilized to operate the Bank in a manner consistent with safe and sound banking practices.

•	On September 22, 2011, at a special shareholder meeting, the shareholders of the Corporation approved a 1-for-7 reverse stock split of the Corporation's outstanding shares of common stock. This reverse stock split was implemented on October 3, 2011. The primary purpose of the reverse stock split was to increase the number of the Corporation’s authorized common stock available for future issuance as part of the Company’s efforts to raise additional capital.

•	On October 14, 2011, the Corporation entered into a Tax Benefits Preservation Plan intended to structure its capital raise in a manner that would protect against an ownership change that would adversely affect the Corporation’s future ability to utilize its deferred tax assets.

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

It is against this backdrop that we discuss our financial condition and results of operations in 2011 as compared to earlier periods.

FINANCIAL CONDITION

Total assets were $292,080,000 at December 31, 2011 compared to $305,341,000 at December 31, 2010; a decrease of $13,261,000 (4.3%). Investment securities increased $4,933,000 (17.5%) to $33,104,000 and gross loans decreased $27,094,000 (11.5%) to $208,844,000. Deposits decreased $9,627,000 (3.3%) to $283,653,000. Shareholders’ equity decreased $3,524,000 (34.8%) to $6,609,000.

Securities

During 2011, investments securities increased $4,933,000 due to the purchase of $28,736,000 of securities offset by scheduled maturities and calls of $2,700,000, pay downs of $5,617,000 and sales of securities of $15,352,000. At December 31, 2011, the Bank had $50,216,000 of cash and cash equivalents, an increase of $9,644,000 from December 31, 2010.

The following table sets forth the fair value of available for sale securities and the book value of other securities at December 31:

	(in thousands)
	2011	2010	2009
Available for sale securities:
States and political subdivisions	$1,312	$6,286	$7,156
U.S. agencies	7,008	-	1,527
Mortgage-backed/CMO securities	23,897	20,936	13,936
Preferred stock	108	48	87
Total available for sale securities	$32,325	$27,270	$22,706
Other securities:
FRB stock	$44	$44	$44
FHLBI stock	735	857	951
Total other securities	$779	$901	$995

The following table sets forth the fair value contractual maturities of securities at December 31, 2011 and the weighted average coupon rate of such securities:

	(in thousands)
	Maturing Within One Year		Maturing After One but Within Five Years		Maturing After Five but Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
States and political subdivisions	$-	-	$-	-	$315	4.00%	$997	4.39%
U.S. agencies	-	-	4,996	1.35%	2,012	4.18%	-	-
Mortgage-backed/CMO securities	-	-	-	-	8,771	3.17%	15,126	4.47%
Preferred stock	-	-	-	-	-	-	108	-
FRB stock	-	-	-	-	-	-	44	6.00%
FHLBI stock	-	-	-	-	-	-	735	2.83%
Total	$-	-	$4,996	1.35%	$11,098	3.38%	$17,010	4.38%

Tax equivalent adjustment for calculations of yield	$-		$-		$5		$16

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt Rate	Adjustment	Equivalent Basis
Under 1 year	-	-	-
1-5 years	-	-	-
5-10 years	4.00%	1.63%	5.63%
10 years or more	4.39%	1.63%	6.02%

The following table shows the percentage composition of the securities portfolio as of December 31:

	2011	2010	2009
States and political subdivisions	4.0%	22.3%	30.2%
U.S. agencies	21.2%	-	6.4%
Mortgage-backed/CMO securities	72.2%	74.3%	58.8%
Preferred stock	0.3%	0.2%	0.4%
Other	2.3%	3.2%	4.2%
Total securities	100.0%	100.0%	100.0%

Loans

The senior management and board of directors of the Bank retain the authority and responsibility for credit decisions. We have adopted uniform loan policy documenting required underwriting standards. Our delegated loan authorities and loan committee structure attempt to provide requisite controls and promote compliance with such established underwriting standards. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the board or the entire board. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses has been elevated since 2007 relative to prior historical levels.

The loan portfolio decreased $27,100,000 (11.5%) in 2011. The decrease was attributable in part to the deliberate run-off of existing loans to shrink the Bank’s asset size and manage capital ratios and to diversify risk within the loan portfolio (i.e., reduce concentrations in real estate secured loans). Further decreases in loans resulted from $8,300,000 of charge offs and $1,600,000 of loans transferred to other real estate owned during 2011. In addition, fewer lending opportunities and credit worthy borrowers continued to limit loan growth in 2011.

The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged a 1 – 4 family residential property as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans.

The following table shows the balance and percentage composition of loans as of December 31:

	(in thousands)
	2011		2010		2009		2008		2007
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
Secured by real estate:
Residential first mortgage	$21,755	10.4%	$24,546	10.4%	$29,719	10.8%	$31,332	9.9%	$35,545	10.2%
Residential home equity/other junior liens	12,246	5.9%	14,967	6.3%	17,606	6.4%	20,511	6.5%	19,353	5.6%
Construction, land development and other land	13,917	6.7%	19,641	8.3%	29,119	10.6%	42,712	13.5%	52,383	15.0%
Commercial (nonfarm, nonresidential)	142,539	68.2%	155,006	65.7%	170,364	62.2%	179,674	56.9%	192,784	55.3%
Commercial	13,590	6.5%	16,196	6.9%	20,015	7.3%	31,628	10.0%	33,677	9.7%
Consumer and Other	4,993	2.3%	5,784	2.4%	7,467	2.7%	10,256	3.2%	14,623	4.2%
Total gross loans	209,040	100.0%	236,140	100.0%	274,290	100.0%	316,113	100.0%	348,365	100.0%
Net unearned fees	(196)		(202)		(244)		(296)		(489)
Total Loans	$208,844		$235,938		$274,046		$315,817		$347,876

Loans secured by residential first mortgages decreased $2,791,000 (11.4%) in 2011 as the mortgage loan portfolio experienced runoff from scheduled payments along with charge offs and transfers into other real estate. In addition, despite relatively attractive interest rates, demand for residential loan products was weak in 2011 due to depressed real estate values, historically high unemployment, and the beleaguered state of the residential housing market. At December 31, 2011, the Bank had $4,620,000 of home equity interest-only loans; none of these loans were originated at low promotional rates.

Construction, land development and other land loans at December 31, 2011 totaled $13,917,000 and included $10,545,000 of loans secured by non 1-4 family residential properties and $3,372,000 secured by 1-4 family residential construction loans. During 2011, these loans experienced a decline of $5,724,000 (29.1%) attributable to receipt of scheduled payments and the Bank’s desire for continued diversification away from these higher risk loans given the relatively poor economic conditions for real estate development. Additionally, no new money construction or land development loans were originated in 2011. This portfolio was further reduced by charge offs and loans transferred to other real estate in 2011 as collateral dependent loans were charged down to market adjusted fair values or as properties were ultimately foreclosed upon after exhausting loan workout strategies with borrowers.

Commercial real estate loans (nonfarm and nonresidential) decreased $12,467,000 (8.0%) from 2010 to 2011. The decrease resulted from deliberate loan run-off to reduce the Bank’s concentration of real estate secured loans, along with charge offs and transfers of loans into other real estate. At December 31, 2011, the commercial real estate portfolio includes: $78,630,000 secured by nonowner occupied properties, $61,555,000 secured by owner occupied properties, and $2,354,000 of loans secured by multifamily housing.

Commercial loans experienced a decrease of $2,606,000 (16.1%) in 2011 due to the overall decline in the current economic environment.

Consumer and other loans decreased $791,000 (13.7%) in 2011 primarily due to continued runoff in auto loans and maturities and pay downs on other loans.

The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2011, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Loans Maturing
	(in thousands)
		After One
	Within One	but Within	After Five
	Year	Five Years	Years	Total
Secured by Real Estate:
Construction, land development and other land loans	$8,512	$5,237	$168	$13,917
Other (secured by commercial and multi-family)	39,411	94,878	8,250	142,539
Commercial (secured by business assets or unsecured)	8,257	5,097	236	13,590
Other (loans to farmers, political subdivisions, and overdrafts)	228	429	172	829
Totals	$56,408	$105,641	$8,826	$170,875

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	(in thousands)
	Fixed Rate	Variable Rate
Due after one but within five years	$79,711	$25,930
Due after five years	7,198	1,628

At December 31, 2011 and 2010, the Bank’s loan portfolio included significant industry concentrations for: non-residential building operators, lessors of residential buildings, single family home builders, and hotels and motels. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of the Bank’s capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2011.

The future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate continued and managed shrinkage of the loan portfolio in 2012. Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our future operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. In addition, nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At December 31, 2011 and 2010, there were $13,687,000 and $5,655,000 of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below as of December 31:

	(in thousands)
	2011	2010	2009	2008	2007
Nonperforming Loans and Assets:
Nonaccrual loans	$22,962	$30,858	$43,724	$37,096	$14,459
Loans past due 90 days and still accruing	8	-	-	1,560	114
Total nonperforming loans	22,970	30,858	43,724	38,656	14,573
Other real estate	3,026	4,294	3,777	2,678	1,523
Total nonperforming assets	$25,996	$35,152	$47,501	$41,334	$16,096

Nonperforming loans as a percent of total loans	11.00%	13.08%	15.95%	12.24%	4.19%
Allowance for loan losses as a percent of nonperforming loans	55.25%	45.27%	42.69%	36.53%	70.78%
Nonperforming assets as a percent of total loans and other real estate	12.27%	14.63%	17.10%	12.98%	4.61%

There were no other interest bearing assets at December 31, 2011 that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of December 31:

	(in thousands)
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Nonperforming Loans
Secured by real estate:
Residential first mortgage	$4,209	18.3%	$3,848	12.5%	$4,503	10.3%
Residential home equity/other junior liens	593	2.6%	747	2.4%	1,043	2.4%
Construction and land development and farmland	6,710	29.2%	8,647	28.0%	15,737	36.0%
Commercial real estate (nonfarm, nonresidential)	10,866	47.3%	15,275	49.5%	19,802	45.3%
Consumer and Other	44	0.2%	43	0.1%	53	0.1%
Commercial	548	2.4%	2,298	7.5%	2,586	5.9%
Total nonperforming loans	$22,970	100.0%	$30,858	100.0%	$43,724	100.0%

During 2011, nonperforming loans decreased of $7,888,000 (25.6%) from December 31, 2010. The decrease from 2010 results from the combination of approximately $6,298,000 of charge offs recognized primarily on collateral dependent loans, the upgrade of approximately $5,720,000 of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the transfer of approximately $1,567,000 of loans to other real estate owned, and approximately $3,343,000 of continued payments received from borrowers, which in aggregate, exceeded approximately $9,040,000 of newly identified nonperforming which were comprised principally of commercial real estate loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of December 31, 2011, approximately $16,172,000 (70.4%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $3,026,000 at December 31, 2011 compared to $4,294,000 at December 31, 2010. The decrease results primarily from fewer transfers of nonperforming loans secured by real estate into OREO and continued sales of OREO properties spurred by improved market-wide activity during 2011. The decrease also resulted, in part, from additional valuation write-downs taken on certain properties. Nonperforming loans move into OREO as the foreclosure process is completed and any redemption period expires and from the receipt of deeds in lieu of foreclosure.

Since 2007, the decline in real estate sales and valuations in southeast Michigan has significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, during this time the local economies served by the Corporation have been adversely impacted by the restructuring of the automotive market and related industries which in turn, has caused our borrowers to experience declining revenues, diminished cash flows, and reduced collateral values in their businesses. Due to these factors and the prolonged troubled economy, real estate values in general have remained distressed. Consequently, due to the high concentration of the Corporation’s loans that are secured by real estate, the Corporation has continued to experience elevated levels of nonperforming loans and impaired loans.

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

At December 31, 2011, impaired loans totaled approximately $25,120,000, of which $14,598,000 were assigned a specific reserves of $2,884,000. Impaired loans without specific reserve allocations totaled $10,522,000, indicating that the loans are well collateralized at this time. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price. Impaired loans totaled $30,606,000 at December 31, 2010 and $41,449,000 at December 31, 2009. Impaired loans had specific reserves of $6,535,000 at December 31, 2010 and $7,439,000 at December 31, 2009.

Of the impaired loans reported at December 31, 2011, $20,634,000 are on nonaccrual status, based on management’s assessment using criteria discussed above and $14,920,000 are commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

A key component of our asset quality improvement initiative includes procedures intended to improve asset quality levels within the loan portfolio. Management develops specific workout strategies on all significant impaired loans to attempt to mitigate the extent of potential future loss by the Bank and to remediate nonperforming assets, where possible. Loan work out strategies may include the Bank’s willingness to modify the terms of a loan to improve our ability to collect amounts due. The modified terms are intended to enable customers to mitigate the risk of foreclosure by creating payment schedules that provide for continued loan payment requirements based on their current cash flow ability. Common modifications utilized by the Bank may include one of more of the following: interest rate reductions, extension of amortization periods, and forbearance of interest and/or principal payments. Management may extend concessions (modifications) to troubled borrowers in exchange for the pledge of additional collateral and/or guarantors. Loan modifications are considered troubled debt restructurings (“TDRs”) when the modification includes terms outside of normal lending practices (i.e., concessions) to a borrower who is experiencing financial difficulties.

The following table summarizes the troubled debt restructuring component of impaired loans at:

	December 31, 2011			December 31, 2010
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$4,392	$11,059	$15,451	$6,660	$3,365	$10,025
Past due 30-89 days	-	376	376	204	-	204
Past due 90 days or more	-	2,252	2,252	-	2,290	2,290
Total troubled debt restructurings	$4,392	$13,687	$18,079	$6,864	$5,655	$12,519

Troubled debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date and if collection of future payments is reasonably assured.

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

Allowance for Loan Losses

The allowance for loan losses totaled $12,690,000 at December 31, 2011 compared to $13,970,000 at December 31, 2010, a decrease of $1,280,000. At December 31, 2009 the allowance balance was $18,665,000. The allowance for loan losses represented 6.08%, 5.92% and 6.81% of gross loans and provided a coverage ratio to nonperforming loans of 55.25%, 45.27% and 42.69% at December 31, 2011, 2010 and 2009, respectively.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $6,200,000 provision for loan losses and resulting $12,690,000 allowance were appropriate as of and for the year ended December 31, 2011.

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

Although updated appraisals received during more recent quarters indicated that property values for collateral on our impaired loans continue to be depressed, the appraisals did not reflect the extent of value erosion relative to that experienced in prior quarters. However, at present, the weak Michigan economy and elevated unemployment levels continue to delay signs of economic recovery in our market area. Consequently, we have continued to allocate reserves for these risk and uncertainties, resulting in reserves above normal levels.

If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. Due to the uncertainty of future economic conditions and the decline in real estate values, the provision for loan losses for 2012 may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have considered these factors when determining the level of reserves, it is difficult to accurately predict the future economic events, especially in the current environment.

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

Groups of homogeneous noncommercial loans, such as residential real estate loans, home equity and home equity lines of credit, and consumer loans receive allowance allocations based on the loan type, primarily determined based on historical loss experience rather than by risk grade. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at December 31, 2011, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is part of the Corporation’s critical accounting policies, for each of the years ended December 31:

	(in thousands)
	2011	2010	2009	2008	2007
Loans:
Average daily balance of loans for the year	$223,665	$252,314	$297,609	$336,637	$375,037
Amount of loans outstanding at end of year	208,844	235,938	274,046	315,817	347,876
Components:
Allowance for loan losses
Balance, beginning of year	$13,970	$18,665	$14,122	$10,314	$7,598
Loans charged off:
Commercial (1)	7,362	10,751	10,730	11,170	5,519
Consumer	527	558	581	674	860
Real estate mortgage	417	574	619	261	243
Subtotal	8,306	11,883	11,930	12,105	6,622
Charge offs on loans transferred to held for sale (2)	-	-	-	-	4,669
Total charge offs	8,306	11,883	11,930	12,105	11,291
Recoveries to loans previously charged off:
Commercial	618	1,029	462	370	146
Consumer	163	178	141	251	239
Real estate mortgage	45	6	7	14	-
Total recoveries	826	1,213	610	635	385
Net loans charged off	7,480	10,670	11,320	11,470	10,906
Additions to allowance charged to operations	6,200	5,975	15,863	15,278	13,622
Balance, end of year	12,690	13,970	18,665	14,122	10,314
Reserve for unfunded credit commitments
Balance, beginning of year	300	300	316	739	331
Additions (reductions) to reserve charged to operations	-	-	(16)	(423)	408
Balance, end of year	300	300	300	316	739
Total allowance for loan losses and reserve for unfunded credit commitments	$12,990	$14,270	$18,965	$14,438	$11,053
Ratios:
Net loans charged off to average loans outstanding	3.34%	4.23%	3.80%	3.41%	2.91%
Allowance for loan losses to loans outstanding	6.08%	5.92%	6.81%	4.47%	2.96%

(1)	Partial charge offs of $2,935 are included in commercial charge offs to reduce the loans transferred to held for sale to their impaired value prior to consideration of bid amounts in 2007.

(2)	Represents charges to the allowance to reduce the investment in the loans to the estimated fair values when the loans were transferred to held for sale in 2007.

The following table shows charge offs by the type of loan collateral and percentage composition as of December 31:

	(in thousands)
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Charge offs
Secured by real estate
Residential first mortgage	$1,401	16.9%	$868	7.3%	$1,145	9.6%
Residential home equity/other junior liens	615	7.4%	395	3.3%	1,280	10.7%
Construction and land development and farmland	1,436	17.3%	4,547	38.3%	3,573	30.0%
Commercial real estate	4,070	49.0%	5,376	45.2%	3,889	32.6%
Consumer and Other	156	1.9%	232	2.0%	444	3.7%
Commercial	628	7.5%	465	3.9%	1,599	13.4%
Total charge offs	$8,306	100.0%	$11,883	100.0%	$11,930	100.0%

The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	(in thousands)
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$10,720	84.5%	$11,604	86.0%	$16,520	86.1%	$13,064	86.4%	$9,274	86.5%
Consumer	1,129	8.9%	1,032	7.1%	1,138	6.9%	613	6.9%	609	6.3%
Real estate mortgage	841	6.6%	1,334	6.9%	1,007	7.0%	445	6.7%	431	7.2%
Total	$12,690	100.0%	$13,970	100.0%	$18,665	100.0%	$14,122	100.0%	$10,314	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of the credit commitments in each category to total credit commitments, as of December 31:

	(in thousands)
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$106	58.6%	$95	57.1%	$136	58.8%	$76	62.5%	$488	79.6%
Consumer	194	41.4%	205	42.9%	164	41.2%	240	37.5%	251	20.4%
Real estate mortgage	-	-	-	-	-	-	-	-	-	-
Total	$300	100.0%	$300	100.0%	$300	100.0%	$316	100.0%	$739	100.0%

Deposits

Deposits totaled $283,653,000 at December 31, 2011, a decrease of $9,627,000 (3.3%) from December 31, 2010. Year-end deposit balances may fluctuate, therefore it is often more meaningful to analyze changes in average balances. Average deposits decreased $8,200,000 (2.8%) in 2011 compared to 2010. Average demand deposit balances increased $24,600,000 (43.5%) while average NOW, savings and money market deposit account (MMDA) balances, as a group, decreased $15,300,000 (12.7%). During 2011 the Bank experienced a shift in balances from NOW accounts to non-interest bearing demand accounts as primarily large depositors and municipalities took advantage of the FDIC’s extended and unlimited deposit insurance. Average certificates of deposit (CD’s) decreased $17,500,000 (15.0%) in 2011 due to the Bank’s management of CD renewal rates and limited special rates offered to single-service customers.

During 2010, average demand deposit accounts decreased $1,400,000 (2.6%). In addition, average NOW, savings, and MMDA balances, as a group, decreased $17,500,000 (12.7%) and average certificates of deposit decreased $30,700,000 (20.8%) from year-end 2009 levels. During 2010, average NOW balances increased 3.0% and savings balances decreased 5.1%, from 2009 averages. Average MMDA deposits decreased 34.3% during 2010 as businesses maintained lower average balances and customers transferred balances to NOW accounts for unlimited FDIC deposit insurance coverage. Average time deposits decreased 20.8% in 2010 in part due to the Bank’s nonrenewal of high cost certificates and implementation of competitive deposit rates.

The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	(in thousands)
	2011		2010		2009
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$81,115	0.00%	$56,520	0.00%	$55,102	0.00%
NOW	28,699	0.03%	48,946	0.16%	47,496	0.19%
Savings	41,621	0.10%	39,104	0.20%	41,211	0.28%
MMDA	34,730	0.62%	32,291	0.64%	49,160	0.95%
Time deposits	99,098	1.32%	116,587	1.83%	147,272	2.64%
Total	$285,263	0.55%	$293,448	0.85%	$340,241	1.34%

The majority of the Bank’s deposits are from core customer sources, representing long-term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The average balance of brokered certificates was $3,400,000 and $4,600,000 in 2011 and 2010, respectively. Brokered deposits totaled $3,400,000 at December 31, 2011 and 2010, respectively. None of these brokered certificates exceeded $100,000 at December 31, 2011 or December 31, 2010.

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2011.

Capital

The Corporation’s capital at year end totaled $6,609,000, a $3,525,000 (34.8%) decrease compared to capital of $10,134,000 at December 31, 2010, and $14,376,000 at December 31, 2009. Included in capital at December 31, 2011 is a $224,000 unrealized net loss on investment securities available for sale.

Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for institutions. The leverage ratio, which divides Tier 1 capital by quarterly average assets, must be 4% for an institution to be considered adequately capitalized. The Bank’s leverage ratio was 2.44% at year-end 2011. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 4% for an institution to be considered adequately capitalized. The Bank’s Tier 1 risk-based capital ratio was 3.18% at year-end 2011. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 8% for an institution to be considered adequately capitalized. The Bank’s total risk-based capital ratio was 4.49% at year-end 2011.

The following table lists various Bank capital ratios at December 31:

	Minimum	Minimum
	Regulatory	Regulatory Ratio
	Ratio for Well	for Adequately	Bank Ratios
	Capitalized	Capitalized	2011	2010	2009
Average equity to average asset ratio	-	-	2.96%	4.31%	5.80%
Tier 1 leverage ratio	5.00%	4.00%	2.44%	3.50%	4.25%
Tier 1 risk-based capital	6.00%	4.00%	3.18%	4.28%	5.15%
Total risk-based capital	10.00%	8.00%	4.49%	5.58%	6.46%

As a result of the Consent Order issued to the Bank by the OCC on September 24, 2009, the Bank is subject to higher minimum capital ratios than those shown above. The Bank is required to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank was not in compliance with these minimum ratios as of December 31, 2011. In addition, the Capital Plan submitted by the Bank to the OCC was deemed not acceptable by the OCC. Due to certain of the Bank’s regulatory capital ratios declining below minimum standards and its failure to submit an acceptable plan to the OCC, the Bank is “significantly undercapitalized” for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. See Item 1, Business, Supervision and Regulation above for additional details.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $82,500,000 at year-end 2011 or about 28.3% of total assets. This compares to $67,800,000 or about 22.2% of total assets at year-end 2010. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $35,000,000 at December 31, 2011 and December 31, 2010, respectively. The Bank had limited (non-core) brokered deposits of approximately $3,400,000 at December 31, 2011 and December 31, 2010, respectively. Due to the Bank’s capital classification as “significantly undercapitalized” at December 31, 2011, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at December 31, 2011 and 2010 noted above, investment securities with a fair value of approximately $30,200,000 and $16,926,000, respectively, were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At December 31, 2011, the Bank had a $29,000,000 line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $14,453,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At December 31, 2011, the Bank had no borrowings outstanding against these lines of credit. In addition, during 2011, the Bank had no short-term borrowings on these lines of credit, or from other sources, for liquidity needs or other purposes.

Although the Bank has established these lines of credit, because of its significantly undercapitalized status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) and approval by the FHLBI and Federal Reserve, respectively. Consequently, full borrowing availability under these existing lines may be restricted at the respective lender’s discretion and terms may be limited or restricted. However, in the event the Bank would need additional funding and be unable to access either line of credit facility, management could act to remove the pledge of investment securities presently securing a portion of the FHLBI line of credit, thereby allowing such securities to be liquidated to provide further liquidity. If necessary, the Bank could also satisfy unexpected liquidity needs through liquidation of unpledged securities.

Contractual Obligations and Commitments

The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2011:

	(in thousands)
	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity (1)	$188,520	$-	$-	$-	$188,520
Consumer and brokered certificates of deposits(2)	70,385	22,654	3,404	27	96,470
Operating leases (3)	61	60	10	-	131
Purchase obligations (4)	650	698	360	5	1,713

(1)	Excludes interest.
(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2011. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations; there were no variable rate obligations outstanding at December 31, 2011.
(3)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.

(4)	Purchase obligations relate to certain contractual payments for services provided for information technology and data processing.

The following table lists significant commitments by maturity date as of December 31, 2011:

	(in thousands)
	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Commercial loans	$10,476	$559	$-	$5	$11,040
Consumer loans	677	217	48	6,857	7,799
Standby letters of credit	129	3	-	-	132

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of December 31, 2011:

	(in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$89,989	$51,279	$66,869	$707	$208,844
Securities	6,000	5,980	19,011	2,113	33,104
Short term investments	197	-	-	-	197
Total assets	$96,186	$57,259	$85,880	$2,820	$242,145

Liabilities:
NOW, savings, and MMDA	$37,657	$-	$-	$67,357	$105,014
Time deposits	22,820	46,834	25,453	26	95,133
Total liabilities	$60,477	$46,834	$25,453	$67,383	$200,147

Rate sensitivity GAP:
GAP for period	$35,709	$10,425	$60,427	$(64,563)
Cumulative GAP	35,709	46,134	106,561	41,998

December 31, 2011 cumulative sensitive ratio	1.59	1.43	1.80	1.21
December 31, 2010 cumulative sensitive ratio	1.55	1.50	1.83	1.14

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 143% asset sensitive at year end and was 150% asset sensitive for the previous year.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 0.53% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 5.28% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

Fair Value of Financial Instruments

We use fair value measurements to record adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for investment. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See Note 22, “Fair Value Measurements”, in Notes to Consolidated Financial Statements for further information about the extent to which fair value is used to measure assets, the valuation methodologies used, and its impact on earnings.

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded in active markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Level 2 instruments generally include U.S. government and agency securities, U.S. government and agency mortgage-backed securities, municipal bonds and preferred stocks.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.

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

At December 31, 2011, $32,300,000, or 11.1% of total assets, consisted of assets recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented 6.4% of these assets (0.7% of total assets). The remaining assets measured at fair value on a recurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.

Our asset valued on a recurring basis using Level 3 measurements was a non-agency collateralized mortgage obligation (CMO). This asset remains classified as a Level 3 measurement because significant inputs to the valuation are unobservable, largely due to reduced levels of market liquidity. The nature of the underlying collateral securing this asset and information regarding the inputs and assumptions used in estimating its fair value are discussed further in Note 3, “Investment Securities” in Notes to Consolidated Financial Statements. As also discussed in Note 3, an impairment charge was required to be recognized on this asset during the year ended December 31, 2011.

RESULTS OF OPERATIONS

In 2011 net loss was $3,573,000, an increased profitability of $320,000 compared to the net loss of $3,893,000 in 2010. The net loss in 2010 decreased by $9,803,000 compared to the net loss of $13,696,000 reported in 2009.

The ratio of net loss to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2011	2010	2009	2008	2007
Net loss as a percent of:
Average common equity	-40.81%	-29.25%	-64.62%	-34.92%	-13.98%
Average total assets	-1.21%	-1.26%	-3.75%	-3.23%	-1.46%

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

The Federal Reserve Bank target federal funds rate has remained 0.25%, since December 2008. This continued and current rate environment had a favorable impact on our net interest margin during 2010 and 2009, which partially offset the adverse impact of declining levels of average interest earning assets and lower yields. However, in 2011, the current rate environment had an unfavorable net impact on our net interest margin as earning asset yields decreased by a greater factor than yields paid on our deposits.

The following yield analysis shows that the Corporation’s net interest margin decreased 7 basis points in 2011 primarily as a result of a 38 basis point decrease in yield on earning assets, partially offset by a decrease in the cost of interest bearing deposits of 28 basis points. In 2010, the interest margin increased 34 basis points as a result of a decrease of 57 basis points in the cost of interest bearing deposits, partially offset by a 12 basis point decrease in yield on earning assets.

The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31:

	Yield Analysis of Consolidated Average Assets and Liabilities
	(in thousands)
	2011			2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Short term investments	$196	$0.6	0.30%	$124	$0.1	0.10%	$4,566	$11.4	0.25%
Certificates of deposit	-	-	-	-	-	-	3,386	162.8	4.81%
Securities: Taxable	34,645	1,012.6	2.92%	15,715	791.0	5.03%	21,963	1,235.9	5.63%
Tax-exempt (1)	5,884	360.6	6.13%	6,755	411.9	6.10%	10,747	646.9	6.02%
Commercial loans (2)(3)	192,739	10,001.4	5.19%	216,858	11,364.9	5.24%	256,848	13,710.3	5.34%
Consumer loans (2)(3)	15,509	819.3	5.28%	17,600	996.3	5.66%	20,232	1,217.3	6.02%
Mortgage loans (2)(3)	15,417	651.2	4.22%	17,856	836.0	4.68%	20,354	1,136.3	5.58%
Total earning assets and total interest income	264,390	$12,845.7	4.86%	274,908	$14,400.2	5.24%	338,096	$18,120.9	5.36%
Cash and due from banks	31,660			31,662			27,798
All other assets	13,529			17,734			16,306
Allowance for loan losses	(13,531)			(15,239)			(16,897)
Total assets	$296,048			$309,065			$365,303
Liabilities and Shareholders' Equity
Interest bearing deposits:
NOW	$28,699	$7.8	0.03%	$48,946	$77.7	0.16%	$47,496	$91.7	0.19%
Savings	41,621	41.1	0.10%	39,104	77.6	0.20%	41,211	115.0	0.28%
MMDA	34,730	214.3	0.62%	32,291	208.2	0.64%	49,160	465.5	0.95%
Time deposits	99,098	1,308.2	1.32%	116,587	2,131.4	1.83%	147,272	3,894.7	2.64%
Other borrowings	19	-	-	-	-	-	29	1.3	4.48%
FHLBI long term advances	-	-	-	16	1.2	7.39%	1,212	64.2	5.30%
Total interest bearing liabilities and total interest expense	204,167	1,571.4	0.77%	236,944	2,496.1	1.05%	286,380	4,632.4	1.62%
Noninterest bearing deposits	81,115			56,520			55,102
All other liabilities	2,011			2,295			2,625
Shareholders' equity	8,755			13,306			21,196
Total liabilities and shareholders' equity	$296,048			$309,065			$365,303
Interest spread			4.09%			4.19%			3.74%
Net interest income-FTE		$11,274.3			$11,904.1			$13,488.5
Net interest margin			4.26%			4.33%			3.99%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $28,095,000 in 2011, $33,987,000 in 2010 and $41,251,000 in 2009 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $85,000 in 2011, $91,000 in 2010 and $97,000 in 2009.

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

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	(in thousands)
	Year ended December 31, 2011 compared to Year ended December 31, 2010			Year ended December 31, 2010 compared to Year ended December 31, 2009
	Amount of Increase (Decrease) Due to Change in
	Volume	Average Rate	Total Amount of Increase/ (Decrease)	Volume	Average Rate	Total Amount of Increase/ (Decrease)
Interest Income:
Short term investments	$-	$-	$-	$(11)	$-	$(11)
Certificates of deposit	-	-	-	(163)	-	(163)
Securities:
Taxable	953	(731)	222	(352)	(93)	(445)
Tax exempt	(53)	2	(51)	(240)	5	(235)
Loans	(1,497)	(229)	(1,726)	(2,433)	(434)	(2,867)
Total interest income	$(597)	$(958)	$(1,555)	$(3,199)	$(522)	$(3,721)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$(46)	$(54)	$(100)	$(85)	$(223)	$(308)
Time deposits	(320)	(504)	(824)	(812)	(952)	(1,764)
Other borrowings	-	-	-	(1)	-	(1)
FHLBI advances	(1)	-	(1)	(63)	-	(63)
Total interest expense	$(367)	$(558)	$(925)	$(961)	$(1,175)	$(2,136)

Net interest income (FTE)	$(230)	$(400)	$(630)	$(2,238)	$653	$(1,585)

Tax equivalent net interest income decreased $630,000 in 2011. The decrease was the result of a $1,555,000 decrease in interest income partially offset by a $925,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $10,518,000 during the year and a decrease of 38 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing liabilities of $32,796,000 combined with a decrease in rates paid of 28 basis points.

Tax equivalent loan interest income was $1,726,000 lower in 2011 than the previous year. The decrease was due to a decrease of 10 basis points in the rate of interest earned on loans combined with a decrease in average balances of $28,649,000 in 2011. In addition, the elevated level and percentage of nonperforming loans relative to performing loans during 2011 continued to negatively impact loan interest income. In 2010, tax equivalent loan interest was $2,867,000 lower than 2009 due to a decrease of 17 basis points in the rate of interest earned on loans combined with a decrease in average balances of $45,120,000 in 2010. The Bank’s net interest income may also be adversely impacted by the Bank’s inability to support loan growth due to declines in its capital.

Income on taxable securities increased $222,000 in 2011 due to an increase in average balances of $18,930,000 combined with a decrease of 211 basis points in yield. Tax equivalent income on tax-exempt bonds decreased $51,000 in 2011 due to a decrease of $871,000 in average balances partially offset by an increase of 3 basis points in yield.

The interest cost for NOW, savings and MMDA accounts decreased $100,000 because the interest rate paid was 5 basis points lower and average balances decreased $15,291,000. Interest on time deposits decreased $824,000 as a result of a decrease in average balances of $17,489,000 combined with a decrease in interest rate of 51 basis points. Interest incurred on outstanding FHLBI advances decreased $1,000 as a result of the Bank’s long-term advances maturing in January 2010.

During 2011, net interest margin (tax equivalent basis) fell from 4.33% reported at December 31, 2010 to 4.26% for the year ended December 31, 2011.

In 2010, tax equivalent net interest income decreased $1,585,000. The decrease was the result of a $3,721,000 decrease in interest income and a $2,136,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $63,188,000 during the year and a decrease of 12 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing funds of $49,436,000 combined with a decrease in rates paid of 57 basis points.

The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2011	2010	2009
As a percent of average earning assets:
Loans	84.60%	91.78%	87.98%
Securities	15.33%	8.18%	9.67%
Certificates of deposit	-	-	1.00%
Short term investments	0.07%	0.04%	1.35%
Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	39.73%	43.78%	40.78%
Time deposits	37.48%	42.41%	43.55%
Other borrowing	0.01%	-	0.01%
FHLBI advances	-	0.01%	0.36%
Average interest bearing liabilities	77.22%	86.20%	84.70%

Earning asset ratio	89.31%	88.95%	92.55%
Free-funds ratio	22.78%	13.80%	15.30%

Provision for Loan Losses

The provision for loan losses totaled $6,200,000 in 2011 compared to $5,975,000 in 2010 and $15,847,000 in 2009. At year end, the ratio of the allowance for loan loss to total loans was 6.08%, compared to 5.92% in 2010 and 6.81% in 2009. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.

Noninterest Income

Noninterest income represented 20.4% of total revenue in 2011, 20.0% in 2010 and 17.4% in 2009. Noninterest income includes service charges and other fee income, trust income, net gain on available for sale securities, and other miscellaneous income.

Service charges and other fee income totaled $2,649,000 in 2011, compared to $2,954,000 in 2010 and $3,224,000 in 2009. In 2011, NSF fee income decreased by $305,000 (10.4%) from 2010 due to a full-year impact of Regulation E on the Bank’s overdraft protection services. (Regulation E became effective in August 2010). Overdraft fee income also decreased as a result of a change in the Bank’s check processing sequence for consumer accounts implemented in the third quarter of 2011. In addition, during 2011 the Bank experienced lower service charges on deposit accounts, lower commercial and consumer loan late fees, a decrease in income on sold mortgages and mortgage application fees, and lower merchant discount fees. These unfavorable variances were partially offset by higher network income, ATM foreign withdrawal fees, commercial loan prepayment fees and check printing fees. In 2010, service charges and other fee income decreased $269,000 (8.4%) also due to lower NSF fee income from the impact of Regulation E as mentioned above, lower service charges on deposit accounts and lower commercial and consumer loan service charges and late fees. These unfavorable variances were partially offset by higher ATM network income.

Trust income was $202,000 in 2011 compared to $239,000 in 2010 and $336,000 in 2009. In 2011, the $37,000 (15.4%) decrease resulted from continued closing of small balance accounts and limited new business opportunities. In 2010, trust income decreased $97,000 (29.0%) compared to 2009 due to adverse market fluctuations as fees are market value based and run-off in the number of customer accounts and related balances.

The net gains of $337,000 on the sale of securities in 2011 included $413,000 of gains from sales of mortgage-backed and agency CMO securities and municipal bonds during December, net of an other-than-temporary impairment charge of $76,000 incurred on the Corporation’s private-label CMO security in September. The 2011 investment sales enabled the Corporation to recognize gains related to the current interest rate environment, including gains on tax-exempt municipal bonds which provided no tax benefit to the Corporation. In addition, sales also reduced credit risk related to certain municipal securities held in the portfolio. Management reinvested substantially all proceeds from the December 2011 security sales into other U.S. agency mortgage backed securities during February 2012.

In 2010, gains on the sale of securities totaled $329,000 and resulted from management’s decision to restructure a portion of its available for sale portfolio (i.e., limiting exposure to FNMA and FHLMC and purchasing GNMA bonds) and improve risk-based capital weightings, while recognizing gains. Gain on sale of securities totaled $199,000 in 2009 resulting from management’s decision to sell twenty five municipal securities based on an evaluation of the issuers’ credit rating and the sale of purchased brokered certificates to realize immediate gains relative to the interest rate environment.

Noninterest Expense

Noninterest expense totaled $11,753,000, $13,146,000, and $15,939,000 in 2011, 2010, and 2009, respectively. The decrease of $1,393,000 in 2011 is due to reductions in salaries and benefits, occupancy expense, FDIC assessment fees, insurance expense, professional fees, loan and collection expenses and net losses on sale/write-downs of ORE property. The decrease of $2,793,000 in 2010 is due to reductions in salaries and benefits, FDIC assessment fees, professional fees, loan and collection expenses and net losses on sale/write-downs of ORE property.

The most significant component of noninterest expense is salaries and employee benefits. In 2011, salaries and benefits decreased $261,000 (5.1%) to $4,840,000 from $5,100,000 in 2010. This was primarily due to decreases in salaries of $245,000 (5.7%) and contract labor of $74,000 (43.3%), partially offset by an increase in group medical insurance of $76,000 (40.8%). Salaries decreased due to a better alignment of staffing levels with leaner operations given the Bank’s smaller asset size and an unfilled management position which was vacant from August 2010 until late October 2011. Contract labor expense was lower due to reduced commercial loan workout staffing resulting from a decrease in the number and velocity of newly identified higher stress, problem loans experienced by the Bank in 2011 relative to 2010. Group medical insurance increased due to greater employee participation in the Bank’s medical insurance plan and an overall increase in medical insurance premiums in 2011 compared to 2010. In 2010, salaries and employee benefits decreased $1,432,000 (21.9%) to $5,100,000 from $6,532,000 in 2009. This was primarily due to decreases in salaries of $892,000 (17.1%), contract labor of $39,000 (18.5%), group medical insurance of $73,000 (28.2%) and elimination of an employer pension contribution which totaled $302,000 in 2009.

Occupancy expense decreased $136,000 (12.9%) in 2011 due to lower building services, repairs and maintenance, depreciation expense and property taxes. Building services decreased $41,000 in 2011 due to lower lawn maintenance and snow removal fees and services and cost savings realized from a change in janitorial service contractors. Repairs and maintenance charges decreased by $29,000 in 2011 due to roof repairs at the Bank’s main office facility in 2010 and fewer overall structural repairs needed in 2011. Property tax expense decreased $24,000 in 2011 reflecting adjustments to the assessed and taxable values of the Bank’s facilities realized in 2011. Depreciation expense decreased $35,000 in 2011 due to certain building components becoming fully depreciated. Occupancy expense decreased $90,000 (7.9%) in 2010 due to lower building services, utilities, depreciation expense, and reduced holding costs related to the Bank’s former Lake Chemung branch facility sold in October 2010, partially offset by higher repair and maintenance costs.

Equipment expense increased $16,000 (4.9%) in 2011 due to higher rental equipment expense and higher vehicle maintenance expense. Rental equipment expense increased due to a full year of expense incurred in 2011 for the Bank’s new phone system originally acquired during 2010. Vehicle maintenance was higher in 2011 because of substantial repairs to our courier vehicle for collision damage and transmission work. These unfavorable variances were partially offset by lower depreciation expense resulting from certain branch and operations equipment becoming fully depreciated in 2011. Equipment expense decreased $44,000 (11.6%) in 2010 primarily due to lower depreciation expense.

Professional and service fees decreased $224,000 (12.3%) in 2011 due to lower legal fees, audit and accounting fees, and consulting fees partially offset by higher network fees. Legal fees decreased $135,000 in 2011 primarily due to fewer newly identified problem loans, a reduced level of nonperforming loans throughout the year and fewer foreclosure actions initiated in 2011 relative to the Bank’s general experience in 2010. Accounting and auditing fees decreased $39,000 in 2011 primarily related to reductions in 2010 internal and external audit engagement fees, adjusted in 2011 reflecting final fee adjustments for services performed under reduced audit scopes related to financial reform legislation. Other fees decreased by $63,000 in 2011 primarily due to retainer fees paid to an investment banking advisor in 2010 related the Bank’s recapitalization efforts. Partially offsetting these favorable variances was an increase in network fees of $17,000 during 2011 correlating with increased network income and transaction volumes. Professional and service fees decreased $232,000 (11.3%) in 2010 primarily due to lower legal fees, audit and accounting fees, and consulting fees partially offset by higher network fees.

Computer service fees increased $37,000 (8.1%) in 2011 compared to 2010. This increase was primarily due to one-time expenses incurred for early termination of a software contract and related data conversion fees to upgrade the functionality of the Bank’s on-line bill pay application in the fourth quarter of 2011. In addition, expense was higher for marketing related computer expenses, including: web-site design enhancements, license fees incurred for a customer affinity product offering and other general computer consulting expenses. Computer service fees decreased $9,000 (1.8%) in 2010 compared to 2009.

FDIC assessment fees decreased $333,000 (23.3%) in 2011 compared to 2010. The decrease resulted primarily from a new rate structure implemented by the FDIC beginning April 1, 2011 and a modest decrease in the Bank’s net asset size relative to 2010. FDIC assessment fees decreased by $210,000 (12.8%) in 2010 compared to 2009 due to the industry-wide special assessment fee (costing the Bank $173,000) assessed in June 2009 to restore reserve balances in the FDIC’s Deposit Insurance Fund and the lower deposit levels maintained by the Bank during 2010.

Insurance expense decreased $117,000 (17.2%) in 2011 compared to 2010. The decrease resulted from favorable policy renewals and rewrites with new and existing carriers completed in the first quarter of 2011. Insurance expense increased $172,000 (33.7%) in 2010 compared to 2009. While benefitting from the competitive pricing obtained by management in 2011, the elevated premium expense continues to reflect the Bank’s regulatory and financial risk profile and the overall instability and economic uncertainty of the community banking industry.

Computer software amortization expense decreased $21,000 (8.3%) in 2011 compared to 2010 and $13,000 (5.0%) in 2010 compared to 2009.

Printing and supplies increased $15,000 (10.1%) in 2011 compared to 2010 and decreased $37,000 (19.9%) in 2010 compared to 2009. The increase from 2010 resulted from higher marketing department expenses for brochures and envelopes and additional proxy related expenses for the Corporation’s September 2011 special shareholder meeting.

Director fees increased $14,000 (22.6%) in 2011 compared to 2010 due to an increase in the frequency of meetings for the executive committee of the board and an additional director serving on the board for all of 2011. Director fees decreased $10,000 (13.2%) in 2010 compared to 2009 due to a reduction in the number of directors and voluntary reductions in the level of compensation paid to directors.

Loan collection and foreclosed property expenses primarily include collection costs related to nonperforming or delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, and carrying costs related to other real estate owned. Total expense decreased $150,000 (21.8%) in 2011 compared to 2010 and $409,000 (37.2%) in 2010 compared to 2009. The decrease in 2011 is primarily due to lower OREO related expenses which were favorably impacted by both the nature and reduced number of OREO properties held by the Bank during 2011, partially offset by increased appraisal expenses. Despite the Bank’s reduced levels of problem loans and OREO properties in 2011, appraisal expense increased relative to 2010 due higher per appraisal fees resulting from fewer qualified appraisers within the Bank’s market area and increasingly more stringent appraisal standards imposed by banking regulators.

Net loss on the sale/write-down of other real estate owned totaled $273,000 in 2011, a decrease of $106,000 (28.0%) from $379,000 in 2010. The 2011 net loss resulted from valuation write-downs on 15 OREO properties totaling $355,000, partially offset by net gains of $81,000 realized on the sale of 22 properties. The 2010 net loss of $379,000 resulted from valuation write-downs on 23 OREO properties, partially offset by net gains realized on the sale of 22 properties and represented a decrease of $448,000 (54.2%) from 2009. Although improved in recent years, OREO losses continue to reflect challenges faced by the Bank related to the local real estate market. However, market-wide increases in the volume of sales transactions in the recent year are expected to help curb further deterioration and instability in the local real estate market.

Other expenses decreased $128,000 (17.5%) in 2011 compared to 2010 primarily due to elevated one-time expenses incurred in 2010 related to a state use tax audit and losses associated with debit card fraud. Partially offsetting these favorable expense reductions in 2011, were increased education, postage and business development expense. Management continues to monitor and emphasize cost control efforts related to other expenses. In 2010, other expense decreased $30,000 (3.9%) compared to 2009, also resulting from management’s efforts to control bank-wide overhead and reduce inefficiencies.

Federal Income Tax Expense (Benefit)

Income tax expense (benefit) was $0, $57,263, and $(1,085,568) in 2011, 2010 and 2009, respectively. We recorded a valuation allowance of $1,308,672, $1,569,905, and $4,120,000 in 2011, 2010 and 2009 respectively, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. The 2009 income tax benefit included a $1,694,000 tax benefit resulting from tax legislation which provided for a refund of taxes paid in prior years, partially offset by tax expense related to an additional valuation allowance on previously recorded deferred tax assets. The effective tax rate was 0.00%, 1.49%, and 7.34% in 2011, 2010 and 2009, respectively. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.

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

Valuation of Investment Securities

See Notes 1(c), 3 and 22 in Notes to Consolidated Financial Statements for a discussion of our policies for valuing investment securities. Other-than-temporary impairment (OTTI) analyses are conducted on a quarterly basis or more frequently if a potential loss-triggering event occurs. Our evaluation considers various qualitative and quantitative factors regarding each investment category, including if investment securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time a security has been in a loss position, the size of the loss position and other meaningful information. In addition, with respect to our non-government agency CMO security, management regularly completes a cash flow analysis with the assistance of a third party specialist. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.

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

Allowance for Loan Losses

Our methodology for determining the allowance and related provision for loan losses and reserve for unfunded credit commitments is described above in “Financial Condition – Loans.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. Should the factors noted above and as described in Note 1, “Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, differ from our assumptions (for example, an increase in past due loans, deterioration of the economy), our allowance for loan losses would likely be adversely impacted. It is extremely difficult to precisely measure the amount of losses that may be inherent in our loan portfolio. We attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses inherent in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different from the levels that we have recorded.

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

Impact of New Accounting Standards

See Note 27, “New Accounting Standards,” in Notes to Consolidated Financial Statements for discussion of new accounting standards and their impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.

BDO USA, LLP Accountants and Consultants	200 Ottawa Avenue NW, Suite 300 Grand Rapids, Michigan 49503-2654 Telephone: (616) 774-7000 Fax: (616) 776-3680

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FNBH Bancorp, Inc.

Howell, Michigan

We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The Corporation’s subsidiary bank (“Bank”) is significantly undercapitalized under regulatory capital guidelines and, during 2009, the Bank entered into a consent order regulatory enforcement action (“consent order”) with its primary regulator, the Office of the Comptroller of the Currency. The consent order requires management to take a number of actions, including, among other things, increasing and maintaining its capital levels at amounts in excess of the Bank’s current capital levels. As discussed in Note 20, the Bank has not yet met the higher capital requirements and is therefore not in compliance with the consent order. As a result of the uncertain potential impact of future regulatory actions, circumstances exist that raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Grand Rapids, Michigan
April 16, 2012

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$50,019,432	$40,376,267
Short term investments	196,767	196,159
Total cash and cash equivalents	50,216,199	40,572,426

Investment Securities:
Investment securities available for sale, at fair value	32,324,872	27,269,670
FHLBI and FRB stock, at cost	779,050	901,350
Total investment securities	33,103,922	28,171,020

Loans held for investment:
Commercial	179,381,378	203,025,518
Consumer	14,673,761	16,641,544
Real estate mortgage	14,789,018	16,271,284
Total loans held for investment	208,844,157	235,938,346
Less allowance for loan losses	(12,689,859)	(13,970,170)
Net loans held for investment	196,154,298	221,968,176
Premise and equipment, net	7,494,151	7,692,185
Other real estate owned, held for sale	3,026,073	4,294,212
Accrued interest and other assets	2,085,181	2,642,511
Total assets	$292,079,824	$305,340,530

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	83,505,909	62,294,189
NOW	27,723,407	52,018,941
Savings and money market	77,290,916	75,226,475
Time deposits	91,756,139	100,382,011
Brokered certificates of deposit	3,376,559	3,358,573
Total deposits	283,652,930	293,280,189
Other borrowings	59,813	-
Accrued interest, taxes, and other liabilities	1,757,766	1,926,543
Total liabilities	285,470,509	295,206,732

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at December 31, 2011 and December 31, 2010; 453,553 shares issued and outstanding at December 31, 2011 and 452,675 shares issued and outstanding at December 31, 2010	7,081,839	6,935,140
Retained earnings (deficit)	(825,142)	2,747,615
Deferred directors' compensation	577,110	708,372
Accumulated other comprehensive income (loss)	(224,492)	(257,329)
Total shareholders' equity	6,609,315	10,133,798
Total liabilities and shareholders' equity	$292,079,824	$305,340,530

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$11,433,515	$13,153,069	$16,009,172
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	989,110	770,493	1,205,935
Obligations of states and political subdivisions	244,946	282,384	446,827
Other securities	23,450	20,484	29,984
Interest on certificates of deposit	-	-	162,812
Interest on short term investments	1,360	487	14,813
Total interst and dividend income	12,692,381	14,226,917	17,869,543

Interest expense:
Interest on deposits	1,571,405	2,494,914	4,566,956
Interest on other borrowings	-	1,174	65,399
Total interest expense	1,571,405	2,496,088	4,632,355
Net interest income	11,120,976	11,730,829	13,237,188
Provision for loan losses	6,200,000	5,975,000	15,846,853
Net interest income (deficiency) after provison for loan losses	4,920,976	5,755,829	(2,609,665)
Noninterest income:
Service charges and other fee income	2,648,535	2,954,457	3,223,857
Trust income	201,876	238,602	336,258
Net gain on available for sale securities	336,583	329,110	198,651
Other	72,365	32,138	9,129
Total noninterest income	3,259,359	3,554,307	3,767,895
Noninterest expense:
Salaries and employee benefits	4,839,834	5,100,377	6,532,037
Net occupancy expense	912,564	1,048,165	1,138,208
Equipment expense	354,855	338,412	382,701
Professional and service fees	1,602,273	1,826,368	2,058,513
Loan collection and foreclosed property expenses	539,399	689,826	1,099,083
Computer service fees	492,350	455,663	464,224
Computer software amortization expense	233,352	254,582	267,852
FDIC assessment fees	1,095,826	1,428,838	1,639,183
Insurance	564,437	681,299	509,486
Printing and supplies	162,381	147,437	184,058
Director fees	78,500	64,025	73,742
Net loss on sale/writedown of OREO and repossessions	272,827	378,893	827,324
Other	604,494	732,433	762,270
Total noninterest expense	11,753,092	13,146,318	15,938,681
Loss before federal income taxes	(3,572,757)	(3,836,182)	(14,780,451)
Federal income tax expense (benefit)	-	57,263	(1,084,568)
Net loss	$(3,572,757)	$(3,893,445)	$(13,695,883)

Per share statistics:
Basic and diluted EPS	$(7.81)	$(8.53)	$(30.23)
Basic and diluted average shares outstanding	457,318	456,633	453,025

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

December 31, 2011, 2010, and 2009

				Accumulated
		Retained	Deferred	Other
	Common	Earnings	Directors'	Comprehensive
	Stock	(Deficit)	Compensation	Income (Loss)	Total
Balances at December 31, 2008	$6,583,158	$19,643,976	$902,333	$395,635	$27,525,102
Cumulative effect of change in accounting principle, adoption of ASC Topic 320, net of tax		692,967		(692,967)	-
Earned portion of long term incentive plan	88,155				88,155
Issued 670 shares to employee stock purchase plan	4,992				4,992
Issued 3,782 shares for current directors' fees	45,409				45,409
Issued 118 shares for deferred directors' fees	16,414		(16,414)		-
Comprehensive loss:
Net loss		(13,695,883)			(13,695,883)
Change in unrealized gain on investment securities available for sale, net of tax effect				510,303	510,303
Less reclassification adjustment for realized securities net gain included in net loss, net of tax				(101,814)	(101,814)
Total comprehensive loss					(13,287,394)
Balances at December 31, 2009	6,738,128	6,641,060	885,919	111,157	14,376,264
Earned portion of long term incentive plan	16,105				16,105
Issued 1,074 shares to employee stock purchase plan	3,360				3,360
Issued 1,158 shares for deferred directors' fees	177,547		(177,547)		-
Comprehensive loss:
Net loss		(3,893,445)			(3,893,445)
Change in unrealized gain on investment securities available for sale, net of tax effect				(39,376)	(39,376)
Less reclassification adjustment for realized securities net gain included in net loss, net of tax				(329,110)	(329,110)
Total comprehensive loss					(4,261,931)
Balances at December 31, 2010	6,935,140	2,747,615	708,372	(257,329)	10,133,798
Earned portion of long term incentive plan	15,437				15,437
Issued 878 shares for deferred directors' fees	131,262		(131,262)		-
Comprehensive loss:
Net loss		(3,572,757)			(3,572,757)
Change in unrealized gain on investment securities available for sale, net of tax effect				369,420	369,420
Less reclassification adjustment for realized securities net gain included in net loss, net of tax				(412,191)	(412,191)
Less reclassification adjustment for other-than-temporary impairment charge of securities included in net loss, net of tax				75,608	75,608
Total comprehensive loss					(3,539,920)
Balances at December 31, 2011	$7,081,839	$(825,142)	$577,110	$(224,492)	$6,609,315

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(3,572,757)	$(3,893,445)	$(13,695,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	6,200,000	5,975,000	15,846,853
Depreciation and amortization	674,039	740,323	842,194
Deferred income tax benefit	-	57,263	966,107
Net amortization on investment securities	381,698	27,159	13,749
Earned portion of long term incentive plan, net	15,437	16,105	88,155
Shares issued for current and variable directors' compensation	-	-	45,409
Proceeds from the sale of property held for sale	-	120,712	-
Gain on sale of property held for sale	-	(60,259)	-
Loss on sale/disposal of premises and equipment	4,558	30,236	24,190
Gain on available for sale securities	(336,583)	(329,110)	(101,814)
Gain on sale of brokered certificates of deposit	-	-	(96,837)
Net loss on sale/writedown of OREO and repossessions	272,827	378,893	827,324
Decrease in accrued interest income and other assets	322,569	1,446,500	1,140,151
Decrease in accrued interest, taxes, and other liabilities	(168,777)	(477,897)	(412,624)
Net cash provided by operating activities	3,793,011	4,031,480	5,486,974
Cash flows from investing activities
Purchases of available for sale securities	(28,736,305)	(16,338,460)	-
Proceeds from the sales of available for sale securities	15,352,259	4,850,055	5,404,554
Proceeds from maturities and calls of available for sale securities	2,700,000	2,275,000	10,230,000
Proceeds from mortgage-backed securities paydowns - available for sale	5,616,566	4,525,550	3,887,393
Proceeds from sale of brokered certificates of deposit	-	-	3,432,837
Proceeds from repurchase of FHLBI stock	122,300	93,600	-
Maturity of certificates of deposit	-	-	983,000
Proceeds from sale of OREO and repossessions	2,567,419	4,673,196	2,764,359
Net decrease in loans	18,041,771	21,881,019	25,756,049
Capital expenditures	(245,802)	(136,567)	(171,812)
Net cash provided by investing activities	15,418,208	21,823,393	52,286,380
Cash flows from financing activites:
Net decrease in deposits	(9,627,259)	(21,915,502)	(34,331,392)
Payments on FHLBI note	-	(413,970)	(10,383,307)
Proceeds from FHLBI advances	-	-	2,000,000
Proceeds from (repayment of) other borrowings	59,813	-	(100,000)
Shares issued for employee stock purchase plan	-	3,360	4,992
Net cash used in financing activities	(9,567,446)	(22,326,112)	(42,809,707)
Net increase in cash and cash equivalents	9,643,773	3,528,761	14,963,647
Cash and cash equivalents at beginning of year	40,572,426	37,043,665	22,080,018
Cash and cash equivalents at end of period	$50,216,199	$40,572,426	$37,043,665

Supplemental disclosures:
Interest paid	$1,639,686	$2,651,036	$4,976,605
Net federal income taxes refunded	-	(1,693,691)	(2,119,770)
Loans transferred to other real estate	1,567,106	5,554,638	4,538,646
Loans charged off	8,306,537	11,882,572	11,929,963

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

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

The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, night depository, safe deposit box, and trust services. The Bank serves primarily five communities – Howell, Brighton, Green Oak Township, Hartland, and Fowlerville – all of which are located in Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.

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

Interest on loans is accrued daily based on the outstanding principal balance. In general, for each loan class, the accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. However, loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due if, in management’s opinion, the borrower is unable to meet payment obligations as they become due or as required by regulatory provisions. All interest accrued but not received for all loans placed on nonaccrual is reversed from interest income. Delinquency status for all commercial and installment loans is based on the actual number of days past due as required by the contractual terms of the loan agreement.

Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of yield generally over the contractual life of the related loan. Net unamortized deferred loan fees amounted to $196,000 and $202,000 at December 31, 2011 and 2010, respectively.

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

The methodology for measuring the appropriate level of allowance and related provision expense for each portfolio segment relies on several key elements, which include specific allowances for loans considered impaired and general allowances for non-impaired loans, based on our internal loan grading system. General allocations, based primarily on historical trends, are provided for homogeneous groups or classes of loans with similar risk characteristics.

A rolling 24 month charge off history, determined by class, by risk grade, and weighted to give increased emphasis on recent quarters, is used as the basis for the computation within each portfolio segment. In addition, management considers other qualitative and environmental factors to determine whether adjustments to historical loss experience are needed to better reflect the collectability of the loan portfolio at the analysis date, especially in instances where current facts and circumstances have changed significantly enough to cause estimated credit losses to differ from historical loss experience. In determining qualitative and environmental adjustments, management considers both internal and external factors specific to each portfolio segment including, but not limited to, changes in lending policies and procedures, underwriting standards in effect when existing loans were originated, current economic conditions, and values for underlying collateral for collateral dependent loans, as examples.

Within each commercial portfolio segment, a general allowance allocation is assigned to non-impaired loans based on the internal risk grade and class of such loans, as primarily determined based on underlying collateral; and if real estate secured, the type of real estate. Each risk grade within a portfolio segment is assigned a loss allocation factor, adjusted for qualitative and environmental factors, as deemed appropriate. The higher a risk grade, the greater the assigned loss allocation percentage.

Residential real estate loans, home equity and home equity lines of credit, and consumer loans receive allowance allocations based on loan class, primarily determined based on historical loss experience rather than by risk grade. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.

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

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans to borrowers in financial difficulty for which the terms have been renegotiated to less than market rates due to a serious weakening of the borrower’s financial condition (i.e., troubled debt restructured loans or “TDRs”), loans 90 days past due and still accruing, and other real estate owned, which has been acquired primarily through foreclosure and is awaiting disposition. Troubled debt restructured loans that are on accrual status and not past due 90 days or more are excluded from nonperforming loan totals.

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued but not yet collected is charged against current interest income. Income on such loans is then recognized only to the extent that cash is received and where future collection of principal is probable. Payments on such loans are generally applied to the principal balance until qualifying to be returned to accrual status. Loans are considered for return to accrual status on an individual basis when interest and principal payments are current and future payments are reasonably assured.

TDRs represent loan modifications, including renewals, where concessions have been extended by the Bank due to financial difficulties experienced by the borrower. TDR classification generally continues (i) until the borrower demonstrates sustained payment performance under the modified terms for a minimum of six consecutive payment cycles after the restructuring date and (ii) throughout the calendar year in which the restructuring took place. In addition, if the restructured loan is renewed at a market rate of interest and is structured consistent with normal lending practices, TDR classification may be removed. TDR loans may considered for return to accrual status upon satisfaction of the timely, sustained performance requirements identified above and management’s determination that future payments under the modified terms are reasonably assured.

The Bank considers a loan to be impaired when it is probable that it will be unable to collect all or part of amounts due according to the contractual terms of the loan agreement or the loan has been restructured and is classified as a troubled debt restructuring. Using an internal loan grading system, commercial purpose loans graded 7 and higher are individually evaluated for impairment if reported as nonaccrual and are greater than $100,000 or part of an aggregate relationship exceeding $100,000. Noncommercial purpose loans within the residential consumer real estate and consumer and other loan portfolios are subjected to impairment assessment upon certain triggering events such as delinquency, bankruptcy and restructuring, etc. Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the collateral less costs to sell if the loan is collateral dependent. Interest income on impaired loans is accrued based on the principal amounts outstanding. The accrual of interest is generally discontinued when an impaired loan becomes 90 days past due.

All cash payments received on impaired nonaccrual loans are generally applied to the principal balance until qualifying to be returned to accrual status. Cash payments received on accruing impaired loans, including accruing TDRs are applied to principal and interest pursuant to the terms of the related loan agreement.

The Bank charges off all or part of loans when amounts are deemed to be uncollectible, although collection efforts may continue and future recoveries may occur. In general, when available information confirms that loans or portions thereof, other than collateral dependent loans, are uncollectible, such amounts are promptly charged-off against the allowance for loan losses. When an impaired loan is collateral dependent, any portion of the loan balance in excess of the fair value of the collateral (or fair value less cost to sell) is promptly charged-off against the allowance for loan losses.

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

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2011, 2010, and 2009.

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

Advertising costs are generally expensed as incurred and approximated $26,000, $27,000 and $53,000 in 2011, 2010 and 2009, respectively.

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

A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not that is to be realized. Realization of the Corporation’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2011 and 2010, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded valuation allowances of $11,748,990 and $10,440,318, respectively.

In preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management reviews and evaluates the status of tax positions. There were no unrecognized tax benefits during 2011 or 2010. Interest or penalties related to unrecognized tax benefits would be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2007.

(l)	Stock-Based Compensation

At December 31, 2011 and 2010, the Corporation had two stock-based compensation plans, which are described more fully in Notes 16 and 17.

(m)	Common Stock Repurchases

The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. No common stock repurchases were made by the Corporation during 2011, 2010, or 2009.

(n)	Statement of Cash Flows

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

2. Regulatory Matters and Going Concern

Regulatory Action

Since June 30, 2009 the Bank has been undercapitalized (and significantly undercapitalized since December 31, 2010) by regulatory standards. Effective September 24, 2009, the Bank has been subject to the terms of a Consent Order agreement with the Office of the Comptroller of the Currency (“OCC”). The Consent Order requires management and the board of directors to take certain actions to improve the financial condition of the Bank, including achieving and maintaining minimum leverage and total risk-based capital ratios of at least 8.5% and 11%, respectively, by January 22, 2010. The Consent Order also required the Bank to submit to the OCC a capital plan and capital restoration plan (collectively, the “Plan”). The OCC determined that the Plan submitted by the Bank was not acceptable, principally due to the inability to determine that the Plan was realistic and likely to succeed in restoring the Bank’s capital, based on information provided in the Plan. As noted in management’s recovery plan (discussed below), management and the board of directors continue to pursue capital raising efforts and intend to resubmit a revised Plan to the OCC, once more definitive plans for new capital have been finalized. In addition to these capital directives, the Consent Order also requires certain asset quality and loan administration improvements, among other matters, for which management believes it has made substantive progress through various initiatives detailed in its recovery plan. The Consent Order was filed as an exhibit to the 2009 annual report on Form 10-K as Exhibit 10.10 and the OCC has made a copy of the Consent Order available on their website at www.occ.gov.

As a result of its failure to submit an acceptable capital plan to the OCC within the permitted time and due to the Bank’s Total Risk Based capital ratio declining below 6% to 5.58% at December 31, 2010, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is now treated as if it is “significantly undercapitalized”. (See Note 20 for actual regulatory capital ratios at December 31, 2011). As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, 1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, 2) prohibitions on the acceptance of employee benefit plan deposits, and 3) restrictions on interest rates paid on deposits.

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

Despite management and the board of director’s intentions that successful execution of the recovery plan and completion of a sufficient capital raise will satisfy both the asset quality requirements and the capital directives of the Consent Order, no assurance of such result can be provided. Moreover, even if all components of management’s recovery plan are implemented, there is no certainty of the Bank’s profitability in 2012 or that the recovery plan will be successful in maintaining the Bank or the Corporation as a going concern.

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

In light of the Bank’s noncompliance with the Consent Order and its stressed financial condition, management believes that it is reasonable that further regulatory enforcement action may occur. In addition, management does not anticipate a significant near-term or dramatic recovery in the Michigan economy or local real estate market. As a result, the current economic challenges will continue to impact the Bank’s overall performance and profitability in 2012. In response, management continues to pursue the initiatives identified in its recovery plan to mitigate the impact of these regulatory and economic challenges facing the Bank.

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

Recovery Plan

As previously discussed, management and the board of directors have been aggressively pursuing all available alternatives to improve the Bank’s capital ratios, including raising capital, reducing assets, and cutting expenses, as part of a recovery plan that was initiated in late 2008. The recovery plan was designed to improve the Bank’s financial health by completing a significant recapitalization, aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes.

The most important objective of the recovery plan is to restore the Bank’s capital to a level sufficient to comply with the OCC’s capital directive in the Consent Order and provide sufficient capital resources and liquidity to meet commitments and business needs. Based on the Bank’s financial condition, asset quality levels, and capital ratios at December 31, 2011, management estimates that the Bank needs to raise a minimum of approximately $19.5 million of additional equity to comply with the Consent Order. Accordingly, management has met and continues to meet with potential accredited investors, private equity funds, and investment banking firms to participate in and/or assist with raising the additional equity believed necessary to sufficiently recapitalize the Bank.

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

In addition to recapitalization, other key elements of management’s recovery plan include, but are not limited to:

•	Aggressively managing the Bank’s existing loan portfolio to minimize further credit losses and to maximize recoveries;

•	Shrinking the Bank’s balance sheet through limited new loan originations; payoff and restructuring of existing loans; and, runoff of non-core deposits; and

•	Lowering operating costs to align with a restructured and smaller banking operation.

Since 2010 and continuing into 2012, management believes it has made and continues to make significant progress on various initiatives that will contribute to the efforts of the recovery plan, including:

•	Reduced nonperforming assets to $26.0 million at December 31, 2011 from $35.2 million and $47.5 million at December 31, 2010 and 2009, respectively.

•	Reduced loans to $208.8 million at December 31, 2011 from $235.9 million and $274.0 million at December 31, 2010 and 2009, respectively. Importantly, the Bank’s concentration in troubled commercial real estate and land development loans decreased to $38.2 million at December 31, 2011 from $55.0 million and $91.3 million at December 31, 2010 and 2009, respectively.

•	Maintained an allowance for loan losses as a percentage of total loans of 6.08% at December 31, 2011 compared to 5.92% and 6.81% at December 31, 2010 and 2009, respectively. Improved the allowance to nonperforming loans coverage ratio to 55.2% at December 31, 2011 from 45.3% and 42.7% at December 31, 2010 and 2009, respectively.

•	Maintained elevated on-balance sheet liquidity comprised of average cash and due from banks balances totaling $31.7 million during 2011, $31.7 million during 2010 and $27.8 million during 2009. Also, maintained a contingency line of credit at the Federal Home Loan Bank of Indianapolis secured by certain investment securities and loans providing average borrowing availability of approximately $26.3 million during 2011 and $10.3 million in 2010.

•	Reduced the Bank’s loan-to-deposit ratio to 73.6% at December 31, 2011 compared to 80.4% at December 31, 2010, and 86.9% at December 31, 2009.

•	Achieved reductions of 32 and 51 basis points in 2011 and 2010, respectively, in the Bank’s average cost of funds through nonrenewal of high cost certificate of deposit and competitive deposit rates, without experiencing significant core deposit runoff.

•	The provision for loan loss expense approximated $6 million in 2011 and 2010 compared to the elevated 2009 provision expense of $15.8 million. The decrease demonstrates the effectiveness of continued loan work-out efforts on problem credits, continued diligent and robust loan review practices which reduced uncertainty in the portfolio, a decreased velocity of new problem loans, and signs of stabilization in local economic conditions, including less depreciation in local real estate values.

•	Reduced compensation and benefits expense by an additional $261,000 in 2011 after a $1.4 million reduction achieved in 2010. Expense savings are attributable primarily to the alignment of staffing levels with leaner operations and wage concessions by salaried personnel affected in 2009 and 2010, respectively.

•	Reduced problem asset costs (e.g., commercial legal expense, loan and collection expense, other real estate owned expense, and appraisal expense) by $289,000 (28.4%) in 2011 and by $471,000 (31.6%) in 2010.

•	Recognized net security gains of $337,000 and $329,000 in 2011 and 2010, respectively, as a result of portfolio restructuring and favorable pricing on securities sold in the current interest rate environment.

•	The Bank’s 2012 budget places continued emphasis on revenue enhancements, expense reductions and operational efficiencies.

o	Budgeted revenue enhancements target investment of on-balance liquidity into interest earning, liquid securities; gains from the sale of newly originated commercial loans under the federal government’s SBA loan guarantee program; origination and sale of residential mortgage loan products through affiliation with a residential mortgage company; and, other selective consumer lending initiatives intended to offset a portion of the regular portfolio runoff.

o	Budgeted expense reductions focus primarily on cost control efforts related to problem loans, particularly, commercial legal expense, loan and collection expense, other real estate owned expense, appraisal expense and contracted loan workout staffing.

In evaluating alternatives to effect other cost savings and expense reductions, management is committed to ensuring that only reasonably priced and appropriate resources are utilized to operate the Bank in a manner consistent with safe and sound banking practices.

Management makes no assurances that these efforts or results will improve the Bank’s financial condition and further deterioration of the Bank’s capital position is possible. Any further declines in the Bank’s capital levels may result in more severe regulatory enforcement action by either the OCC or the FDIC.

3. Investment Securities

Investment securities available for sale consist of the following:

	December 31, 2011
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,284,701	$27,070	$-	$1,311,771
U.S. agency securities	6,990,000	19,990	(2,032)	7,007,958
Mortgage-backed/CMO securities	24,225,863	143,733	(472,853)	23,896,743
Preferred stock securities(1)	48,800	59,600	-	108,400
Total available for sale	$32,549,364	$250,393	$(474,885)	$32,324,872

	December 31, 2010
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$6,309,076	$94,982	$(117,722)	$6,286,336
Mortgage-backed/CMO securities	21,169,123	206,063	(439,412)	20,935,774
Preferred stock securities(1)	48,800	9,560	(10,800)	47,560
Total available for sale	$27,526,999	$310,605	$(567,934)	$27,269,670

(1) Represents preferred stocks issued by Freddie Mac and Fannie Mae

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI) based on guidance included in ASC Topic 320, Investments–Debt and Equity Instruments. This guidance requires an entity to assess whether it intends to sell, or whether it is more likely than not that it will be required to sell, a security in an unrealized loss position before the recovery of the security’s amortized cost basis. If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Management’s regular review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information.

At December 31, 2011 and 2010, the Corporation had one non-agency mortgage backed security which has been impaired more than twelve months. At December 31, 2011, the security had a book value of $2,501,000 (89.58% of par); recorded fair value of $2,064,000 (73.93% of par); and an unrealized loss of $437,000 (15.65% of par). At December 31, 2010, the security was also impaired for more than twelve months and had a book value of $2,972,000 (92.5% of par); recorded fair value of $2,592,000 (80.67% of par); and an unrealized loss of $380,000 (11.83% of par).

The Corporation makes a quarterly assessment of OTTI on its non-agency mortgage backed security primarily utilizing a quarterly cash flow analysis performed by an independent third-party specialist. The analysis considers the attributes of the security and specific loan level collateral underlying the security. As of year-end 2011, certain key attributes of the security or the underlying loans supporting the security included: a super senior tranche position and a weighted average remaining credit score (based on original FICO) for borrowers of 741. The primary location of underlying loans was: 70% in California; 3% in Florida; and 2% in Arizona. The delinquency status of the underlying loans at December 31, 2011 was: 2.29% past due 30-59 days; 1.69% past due 60-89 days; 9.45% past due 90 days or more; 8.24% in process of foreclosure; and 1.65% held as other real estate owned.

The specialist calculates an estimate of the fair value of the security's cash flows using an INTEX valuation model, subject to certain assumptions regarding collateral related cash flows such as expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs. Certain key assumptions used to estimate the fair value of the security at December 31, 2011 included: a forecasted voluntary prepayment rate (CRR) of 10.30%; forecasted default rates on underlying loans of 10.47% for the next 24 months decreasing to 4.29% by month 37 and decreasing to 0.0% by month 215; and, initial loss severity rates of 49.94% for defaulting loans decreasing 2.5% per year beginning in month 13 until reaching a floor of 23.0%. An 11.0% discount rate is applied to projected cash flows, intended to reflect estimated uncertainty and liquidity premiums, after adjustment for credit loss cash flows. Remaining credit support provided by other collateral pools of underlying loans within the security approximated 4.79% at December 31, 2011.

The prepayment assumptions used within the model consider borrowers’ incentive to prepay based on market interest rates and borrowers’ ability to prepay based on underlying assumptions for borrowers’ ability to qualify for a new loan based on their credit and appraised property value, by location. As such, prepayment speeds decrease as credit quality and home prices deteriorate, reflecting a diminished ability to refinance.

In addition, collateral cash flow assumptions utilize a valuation technique under a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due migrate to default, are liquidated, and losses are realized over a period of between six and twenty four months based in part upon initial loan to value ratios and estimated changes in both historical and future property values since origination as obtained from financial data sources.

During the quarter ended September 30, 2011, management’s quarterly analysis identified other-than-temporary impairment of $75,608 for which a realized loss of $75,608 representing credit loss impairment was charged against earnings. The related impairment charge is included in the 2011 net gain on available for sale securities, a component of noninterest income.

At December 31, 2011, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At December 2011 and 2010, the unrealized (non-credit) loss on the security was determined to be approximately $437,000 and $380,000, respectively, using the valuation methodology and applicable inputs and assumptions described above. There were no OTTI charges recognized on the security during 2010. Prior to 2010, approximately $289,000 of credit-loss OTTI charges were incurred on the security.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Agency securities	$(2,032)	$1,997,968	$-	$-	$(2,032)	$1,997,968
Mortgage-backed/CMO securities	(35,951)	6,889,954	(436,902)	2,063,514	(472,853)	8,953,468
Total available for sale	$(37,983)	$8,887,922	$(436,902)	$2,063,514	$(474,885)	$10,951,436

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Obligations of state and political subdivisions	$(117,722)	$2,692,003	$-	$-	$(117,722)	$2,692,003
Mortgage-backed/CMO securities	(59,401)	6,955,344	(380,011)	2,591,514	(439,412)	9,546,858
Preferred stock securities	(10,800)	22,400	-	-	(10,800)	22,400
Total available for sale	$(187,923)	$9,669,747	$(380,011)	$2,591,514	$(567,934)	$12,261,261

The following is a summary of the amortized cost and approximate fair value of investment securities by contractual maturity at December 31, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	4,990,000	4,995,982	715,954	735,290
Due after five years through ten years	2,305,000	2,327,053	2,646,610	2,701,070
Due after ten years	1,028,501	1,105,094	2,995,312	2,897,536
	$8,323,501	$8,428,129	$6,357,876	$6,333,896
Mortgage-backed/CMO securities	24,225,863	23,896,743	21,169,123	20,935,774
Totals	$32,549,364	$32,324,872	$27,526,999	$27,269,670

Proceeds from at-par calls on securities totaled $2,700,000, $1,075,000, and $8,525,000 in 2011, 2010,and 2009, respectively.

The amortized cost and fair value of investment securities of states (including all their political subdivisions) that individually exceeded 10% of shareholders’ equity at December 31, 2011 and 2010 are as follows:

	2011		2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Michigan	$-	$-	$4,733,899	$4,707,610

Investment securities, with an amortized cost of approximately $30,000,000 at December 31, 2011 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $24,207,000 of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2010, the amortized cost of pledged investment securities totaled $16,847,000 of which $6,557,000 was designated as collateral for borrowings at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $734,800 at December 31, 2011 and $857,100 at December 31, 2010, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at December 31, 2011 and December 31, 2010, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer. In June 2011 and November 2010, the FHLBI initiated repurchases of $122,300 and $93,600, respectively, of its stock at cost, resulting in no gain or loss to the Bank.

4. Loans

The recorded investment in portfolio loans consists of the following:

	December 31,
	2011	2010
Commercial	$13,590,051	$16,195,595
Commercial real estate:
Construction, land development, and other land	13,917,495	19,641,905
Owner occupied	61,555,311	63,315,056
Nonowner occupied	80,983,665	91,690,983
Consumer real estate:
Commercial purpose	9,080,098	11,343,509
Mortgage - Residential	15,055,832	16,772,150
Home equity and home equity lines of credit	9,865,021	11,397,448
Consumer and Other	4,992,368	5,783,631
Subtotal	209,039,841	236,140,277
Unearned income	(195,684)	(201,931)
Total Loans	$208,844,157	$235,938,346

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $99,000 at December 31, 2011 and $85,000 at December 31, 2010, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.0 million at December 31, 2011 and $4.2 million at December 31, 2010.

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

Activity in the allowance for loan losses by portfolio segment is a follows:

	For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170
Charge offs	(627,648)	(5,506,419)	(2,016,691)	(155,779)	(8,306,537)
Recoveries	174,304	289,858	223,205	138,859	826,226
Provision	40,318	3,773,563	2,261,198	124,921	6,200,000
Ending balance	$636,207	$9,112,430	$2,680,330	$260,892	$12,689,859

	For the Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$965,255	$15,554,706	$1,915,944	$229,268	$18,665,173
Charge offs	(465,031)	(9,922,700)	(1,263,213)	(231,628)	(11,882,572)
Recoveries	128,949	883,066	28,865	171,689	1,212,569
Provision	420,060	4,040,356	1,531,022	(16,438)	5,975,000
Ending balance	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170

The following table presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$174,000	$2,278,000	$432,000	$-	$2,884,000
Collectively evaluated for impairment	462,207	6,834,430	2,248,330	260,892	9,805,859
Total allowance for loan losses	$636,207	$9,112,430	$2,680,330	$260,892	$12,689,859

Recorded investment in loans:
Individually evaluated for impairment	$765,683	$21,482,740	$2,871,542	$-	$25,119,965
Collectively evaluated for impairment	12,824,368	134,973,731	31,129,409	4,992,368	183,919,876
Total recorded investment in loans	$13,590,051	$156,456,471	$34,000,951	$4,992,368	$209,039,841

	For the Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$462,000	$5,776,000	$297,000	$-	$6,535,000
Collectively evaluated for impairment	587,233	4,779,428	1,915,618	152,891	7,435,170
Total allowance for loan losses	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170

Recorded investment in loans:
Individually evaluated for impairment	$1,379,512	$27,427,229	$1,396,122	$403,632	$30,606,495
Collectively evaluated for impairment	14,816,083	147,220,715	38,116,985	5,379,999	205,533,782
Total recorded investment in loans	$16,195,595	$174,647,944	$39,513,107	$5,783,631	$236,140,277

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

Our monitoring of credit quality is further denoted by classification of loans as nonperforming, which reflects loans where the accrual of interest has been discontinued and loans that are past due 90 days or more and still accruing interest. In addition, nonperforming loans include troubled debt restructured loans (as discussed below) that are on nonaccrual status or past due 90 days or more. Troubled debt restructured loans that are accruing interest and not past due 90 days or more are excluded from nonperforming loans.

The following table presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

December 31, 2011
		Commercial Real Estate			Consumer Real Estate
Risk Grade	Commercial	Construction, Land Development, Other Land	Owner Occupied	Nonowner Occupied	Commercial Purpose	Mortgage - Residential	Home equity and Home equity Lines of Credit	Consumer and Other
Not Rated	$32,582	$89,145	$51,132	$-	$-	$12,638,670	$9,201,424	$4,164,041
1	648,903	14	-	-	-	-	-	-
2	243,036	-	507,335	-	-	-	-	-
3	2,207,439	-	3,425,574	808,934	309,403	-	-	431,155
4	3,875,357	533,788	18,211,903	25,322,302	1,718,601	-	-	121,382
5	4,495,143	5,862,741	27,325,525	36,134,755	3,026,981	-	-	116,956
6	759,912	254,730	4,189,300	6,831,452	795,907	-	-	-
7	1,327,679	7,177,077	7,844,542	11,886,222	3,229,206	2,417,162	663,597	158,834
Total	$13,590,051	$13,917,495	$61,555,311	$80,983,665	$9,080,098	$15,055,832	$9,865,021	$4,992,368

Performing	$13,041,313	$7,207,536	$55,841,642	$75,830,810	$6,436,913	$13,469,202	$9,293,615	$4,948,004
Nonperforming	548,738	6,709,959	5,713,669	5,152,855	2,643,185	1,586,630	571,406	44,364
Total	$13,590,051	$13,917,495	$61,555,311	$80,983,665	$9,080,098	$15,055,832	$9,865,021	$4,992,368

December 31, 2010
		Commercial Real Estate			Consumer Real Estate
Risk Grade	Commercial	Construction, Land Development, Other Land	Owner Occupied	Nonowner Occupied	Commercial Purpose	Mortgage - Residential	Home equity and Home equity Lines of Credit	Consumer and Other
Not Rated	$-	$90,962	$59,510	$-	$-	$13,922,193	$11,100,433	$4,429,637
1	915,371	-	-	-	-	-	-	-
2	508,717	-	-	-	-	-	-	-
3	2,515,293	1,470,334	2,135,613	843,228	353,935	-	-	662,640
4	3,098,230	1,173,686	14,786,199	22,255,054	1,999,213	-	-	282,613
5	4,627,881	5,317,013	30,193,755	41,308,900	3,511,445	-	-	161,696
6	1,837,269	1,865,608	6,790,306	14,083,914	2,284,589	-	-	-
7	2,692,834	9,724,302	9,349,673	13,199,887	3,194,327	2,849,957	297,015	247,045
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Performing	$13,897,127	$10,994,656	$57,069,363	$82,662,548	$8,743,005	$14,965,365	$11,209,677	$5,740,341
Nonperforming	2,298,468	8,647,249	6,245,693	9,028,435	2,600,504	1,806,785	187,771	43,290
Total	$16,195,595	$19,641,905	$63,315,056	$91,690,983	$11,343,509	$16,772,150	$11,397,448	$5,783,631

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

	December 31, 2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$85,993	$-	$137,150	$223,143	$13,366,908	$13,590,051	$8,486
Commercial real estate:
Construction, land development, and other land	114,077	49,353	4,071,744	4,235,174	9,682,321	13,917,495	-
Owner occupied	105,925	-	1,277,214	1,383,139	60,172,172	61,555,311	-
Nonowner occupied	-	162,127	630,580	792,707	80,190,958	80,983,665	-
Consumer real estate:
Commercial purpose	213,923	-	455,647	669,570	8,410,528	9,080,098	-
Mortgage - Residential	419,436	-	80,779	500,215	14,555,617	15,055,832	-
Home equity and home equity lines of credit	217,545	79,472	13,000	310,017	9,555,004	9,865,021	-
Consumer and Other	50,149	1,431	2,925	54,505	4,937,863	4,992,368	-
Total	$1,207,048	$292,383	$6,669,039	$8,168,470	$200,871,371	$209,039,841	$8,486

	December 31, 2010
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$572,949	$-	$530,616	$1,103,565	$15,092,030	$16,195,595	$-
Commercial real estate:
Construction, land development, and other land	-	-	6,091,118	6,091,118	13,550,787	19,641,905	-
Owner occupied	181,565	-	2,672,341	2,853,906	60,461,150	63,315,056	-
Nonowner occupied	-	-	2,032,497	2,032,497	89,658,486	91,690,983	-
Consumer real estate:
Commercial purpose	-	-	1,244,601	1,244,601	10,098,908	11,343,509	-
Mortgage - Residential	-	179,271	533,216	712,487	16,059,663	16,772,150	-
Home equity and home equity lines of credit	256,360	104,330	-	360,690	11,036,758	11,397,448	-
Consumer and Other	41,014	13,117	1,631	55,762	5,727,869	5,783,631	-
Total	$1,051,888	$296,718	$13,106,020	$14,454,626	$221,685,651	$236,140,277	$-

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	December 31,
	2011	2010
Commercial	$540,252	$2,298,468
Commercial real estate:
Construction, land development, and other land	6,709,959	8,647,249
Owner occupied	5,713,669	6,245,693
Nonowner occupied	5,152,855	9,028,435
Consumer real estate:
Commercial purpose	2,643,185	2,600,504
Mortgage - Residential	1,586,630	1,806,785
Home equity and home equity lines of credit	571,406	187,771
Consumer and Other	44,364	43,290
Total	$22,962,320	$30,858,195

The following table presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance:
Commercial	$321,682	$368,999	$174,000	$828,369	$861,986	$462,000
Commercial real estate:
Construction, land development, and other land	3,240,742	6,664,583	730,000	6,706,756	8,262,532	1,085,000
Owner occupied	3,350,971	4,539,912	865,000	4,606,999	5,070,441	1,394,000
Nonowner occupied	5,608,971	8,097,993	683,000	9,737,095	10,473,268	3,297,000
Consumer real estate:
Commercial purpose	2,075,250	3,287,549	432,000	1,094,917	1,100,483	297,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,597,616	22,959,036	2,884,000	22,974,136	25,768,710	6,535,000

Impaired loans without a valuation allowance:
Commercial	444,001	903,039	-	551,143	580,023	-
Commercial real estate:
Construction, land development, and other land	3,363,392	4,656,090	-	1,487,350	4,417,929	-
Owner occupied	3,467,223	4,560,418	-	3,217,843	3,438,668	-
Nonowner occupied	2,451,441	2,747,156	-	1,671,186	1,698,476	-
Consumer real estate:
Commercial purpose	796,292	1,039,156	-	704,837	794,233	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	10,522,349	13,905,859	-	7,632,359	10,929,329	-

Total:
Commercial	765,683	1,272,038	174,000	1,379,512	1,442,009	462,000
Commercial real estate:
Construction, land development, and other land	6,604,134	11,320,673	730,000	8,194,106	12,680,461	1,085,000
Owner occupied	6,818,194	9,100,330	865,000	7,824,842	8,509,109	1,394,000
Nonowner occupied	8,060,412	10,845,149	683,000	11,408,281	12,171,744	3,297,000
Consumer real estate:
Commercial purpose	2,871,542	4,326,705	432,000	1,799,754	1,894,716	297,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$25,119,965	$36,864,895	$2,884,000	$30,606,495	$36,698,039	$6,535,000

The following table presents information pertaining to the recorded investment in impaired loans as follows:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Commercial	1,157,428	29,400	1,759,099	576
Commercial real estate:
Construction, land development, and other land	7,973,017	324	11,646,082	-
Owner occupied	6,775,752	71,904	6,694,882	38,492
Nonowner occupied	10,036,101	136,682	10,215,456	89,195
Consumer real estate:
Commercial purpose	2,739,277	44,730	279,224	2,322
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	80,726	-
Consumer and Other	-	-	-	-
Total	$28,681,575	$283,040	$30,675,469	$130,585

For loans where impairment is measured based on the present value of expected future cash flows, subsequent changes in present value and related allowance adjustments resulting from the passage of time are accounted within the provision for loan losses rather than interest income.

Troubled Debt Restructurings

The Corporation may agree to modify the terms of a loan to improve its ability to collect amounts due. The modified terms are intended to enable customers to mitigate the risk of foreclosure by creating a payment structure that provides for continued loan payment requirements based on their current cash flow ability. Modifications, including renewals, where concessions are made by the Bank and result from the debtor’s financial difficulties are considered troubled debt restructurings (TDRs).

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following table summarizes troubled debt restructurings as of December 31:

	2011			2010
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial	$238,518	$298,783	$537,301	$193,755	$348,953	$542,708
Commercial real estate:
Construction, land development, and other land	20,093	4,564,389	4,584,482	-	2,210,269	2,210,269
Owner occupied	1,104,525	3,306,354	4,410,879	2,992,382	775,848	3,768,230
Nonowner occupied	2,360,989	2,498,049	4,859,038	2,711,941	927,537	3,639,478
Consumer real estate:
Commercial purpose	228,356	2,024,973	2,253,329	40,383	595,200	635,583
Mortgage - Residential	351,090	770,376	1,121,466	769,834	797,601	1,567,435
Home equity and home equity lines of credit	-	213,528	213,528	123,472	-	123,472
Consumer and Other	88,500	10,673	99,173	31,873	-	31,873
Total	$4,392,071	$13,687,125	$18,079,196	$6,863,640	$5,655,408	$12,519,048

Troubled debt restructured loans may qualify for return to accrual status if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date. In addition, the collection of future payments must be reasonably assured.

The following table presents information regarding existing loans that were restructured during the year ended December 31, 2011, resulting in the loan being classified as a troubled debt restructuring:

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial	11	$1,207,930	$1,207,930
Commercial real estate:
Construction, land development, and other land	6	1,895,610	1,895,610
Owner occupied	13	2,972,386	2,972,386
Nonowner occupied	4	5,220,639	4,782,014
Consumer real estate:
Commercial purpose	10	1,143,721	1,143,721
Mortgage - Residential	5	501,904	406,128
Home equity and home equity lines of credit	1	237,861	217,861
Consumer and Other	2	37,241	37,241
Total	52	$13,217,292	$12,662,891

During the year ended December 31, 2011, the Corporation had two TDR loans with a recorded investment of $524,000 that defaulted within 12 months of its restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following table summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties during the year ended December 31, 2011:

	Non-Market Interest Rate		Extension of Amortization Period		Non-Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment

Commercial	2	$194,349	1	$201,190	8	$812,391
Commercial real estate:
Construction, land development, and other land	-	-	-	-	6	1,895,610
Owner occupied	1	468,840	2	582,782	10	1,920,764
Nonowner occupied	1	1,184,105	1	757,814	2	3,278,720
Consumer real estate:
Commercial purpose	1	150,240	-	-	8	993,481
Mortgage - Residential	1	141,859	-	-	4	360,045
Home equity and home equity lines of credit	1	198,140	-	-	1	39,721
Consumer and Other	-	-	-	-	2	37,241
Total	7	$2,337,533	4	$1,541,786	41	$9,337,973

During the year ended December 31, 2011, non-market interest rate restructurings included pre-modification recorded investments of $8,989,000 related to performing loans that were renewed at either their existing contractual rates or non-market interest rates. Under new accounting guidance applicable beginning with the third quarter of 2011 (ASU 2011-02), because these performing loans were graded substandard and the modified rates were not market rates for similar loans, these renewals are considered troubled debt restructurings.

6. Premises and Equipment

A summary of premises and equipment, and related accumulated depreciation and amortization, at December 31, 2011 and 2010 follows:

	2011	2010
Land and land improvements	$2,849,972	$2,849,972
Premises	9,933,216	9,934,571
Furniture and equipment	3,826,226	3,830,190
	16,609,414	16,614,733
Less accumulated depreciation and amortization	(9,115,263)	(8,922,548)
Premises and equipment, net	$7,494,151	$7,692,185

7. Other Real Estate Owned

At December 31, 2011, the Bank owned 18 foreclosed properties with a carrying value of $3,026,073. As of December 31, 2010, the Bank owned 28 foreclosed properties with a carrying value of $4,294,212. During 2011, net loss incurred on sale/write-down of other real estate totaled $274,377 and included $354,935 of valuation write-downs taken subsequent to property acquisitions and $80,558 of net gain recognized upon sale of other real estate. The net loss on sale/write-down of other real estate is included in noninterest expense.

8. Time Certificates of Deposit

At December 31, 2011, the scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year were:

Year of maturity:
2013	$11,215,805
2014	10,919,615
2015	835,576
2016	2,482,209
2017 and thereafter	26,147
Total	$25,479,352

Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2011 and 2010 are as follows:

	2011	2010
Three months or less	$7,900,377	$9,161,055
Three through six months	4,419,493	5,754,819
Six through twelve months	11,768,503	11,477,451
Over twelve months	10,642,914	8,757,547
Total	$34,731,287	$35,150,872

Interest expense attributable to the above deposits amounted to approximately $487,000, $806,000, and $1,458,000 in 2011, 2010, and 2009, respectively.

9. Other Borrowings

The Bank maintains a line-of-credit with the Federal Home Loan Bank of Indianapolis (“FHLBI”) which provides maximum borrowing capacity of $29,000,000 as of December 31, 2011. The line is secured by unencumbered qualified mortgage and home equity loans with outstanding balances of $17,870,000 and unencumbered investment securities with a fair value of $24,207,000. No advances were drawn on the line-of-credit during 2011 and no amounts were outstanding on the line at December 31, 2011.

In addition, the Bank maintains a line-of-credit at the Federal Reserve discount window secured by specific pledges of eligible commercial loans totaling $23,368,000. At December 31, 2011, the lendable collateral value of such loans totaled $14,453,000. No advances were made on the line-of-credit during 2011 or outstanding on the line at December 31, 2011.

Due to the Bank’s condition, borrowing availability under these lines-of-credit is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.

Interest expense on FHLBI advances approximated $0, $2,000, and $64,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

During 2011, the board of directors extended unsecured loans totaling $59,813 to FNBH Bancorp, Inc. to fund current operating expenses of the Corporation. The loans are noninterest bearing and are expected to be repaid via conversion to an investment in the Corporation’s planned recapitalization.

10. Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2011	2010	2009
Current	$-	$-	$(2,050,675)
Deferred	-	57,263	966,107
Total federal income tax expense (benefit)	$-	$57,263	$(1,084,568)

Federal income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2011	2010	2009
Computed “expected” tax expense (benefit)	$(1,214,738)	$(1,304,302)	$(5,025,353)
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(104,309)	(119,235)	(179,149)
Change in valuation allowance	1,319,837	1,482,413	4,120,413
Other, net	(790)	(1,613)	(479)
Total federal income tax expense (benefit)	$-	$57,263	$(1,084,568)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,927,993	$2,243,706
Net operating loss carryforward	8,091,529	6,209,007
Other-than-temporary impairment on securities available for sale	769,179	743,472
Premises and equipment	351,044	350,880
Deferred directors' fees	196,217	240,846
Reserve for Other Real Estate Owned	185,069	408,462
Supplemental retirement plan	123,742	157,133
Unrealized loss on securites available for sale	76,327	87,492
Other	133,557	110,247
Total gross deferred tax assets	11,854,657	10,551,245
Deferred tax liabilities:
Deferred loan fees	(38,986)	(41,230)
Other	(66,681)	(69,697)
Total gross deferred tax liabilities	(105,667)	(110,927)
Net deferred tax asset before valuation allowance	11,748,990	10,440,318
Valuation allowance	(11,748,990)	(10,440,318)
Net deferred tax asset	$-	$-

Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowances are required at December 31, 2011 and 2010, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

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

At December 31, 2011, the Corporation had a net operating loss carryforward of approximately $23,799,000 that expires beginning in 2028 if not previously utilized.

11. Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2011 and 2010. Deposits from such individuals and their related interests totaled approximately $701,000 at December 31, 2011 and December 31, 2010, respectively. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

Loans to related parties are summarized below for the periods indicated:

	2011	2010
Balance at beginning of year	$590,291	$1,618,638
New loans and related parties	55,742	288,787
Loan repayments	(138,406)	(301,933)
Loans no longer related-party	(10,000)	(1,015,201)
Balance at end of year	$497,627	$590,291

12. Leases

The Bank has a noncancelable operating lease that provides for renewal options. Future minimum lease payments under the noncancelable lease as of December 31, 2011, are as follows:

Year ending December 31:
2012	$61,376
2013	29,876
2014	29,876
2015	9,959
Total lease payments	$131,087

Rental expense charged to operations in 2011, 2010 and 2009 amounted to approximately $84,000, $64,000 and $55,000, respectively, including amounts paid under short term, cancelable leases.

13. Retirement Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Effective January 1, 2010, the Bank discontinued all employer contributions to the plan. During 2009, employer contributions were equal to 3% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. The plan expense for the Bank in 2011, 2010 and 2009 was $0, $0, and $302,000, respectively.

14. Shareholders’ Equity

On September 22, 2011, at a Special Shareholder Meeting, the shareholders of the Corporation approved a 1-for-7 reverse stock split of the Corporation’s outstanding common stock which became effective as of the close of business on October 3, 2011. The Corporation’s common stock began trading on a spilt adjusted basis on the Over-The-Counter Bulletin Board at the opening of trading on October 4, 2011. All share and per share amounts included in these consolidated financial statements and throughout this Form 10-K filing reflect the 1-for-7 reverse stock split. In connection with the reverse stock split, each seven shares of common stock issued and outstanding at the close of trading on the effective date was reclassified into one share of common stock. No fractional shares of common stock were issued as a result of the reverse split; instead, fractional shares were rounded up to the nearest whole share. The reverse stock split reduced the number of shares of outstanding common stock from 3,171,523 to 453,553. There was no change to the number of authorized shares of common stock as a result of the reverse split.

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

15. Net Income per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan (see Note 16) is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the years ended December 31, 2011, 2010 and 2009, the unvested restricted shares were not included in determining both basic and diluted earnings per share for the respective periods.

The following table presents basic and diluted net income per share(1):

	2011	2010	2009
Weighted average basic shares outstanding	457,318	456,633	453,025
Effect of dilutive restricted stock	-	-	-
Weighted average diluted shares outstanding	457,318	456,633	453,025

Net loss	$(3,572,757)	$(3,893,445)	$(13,695,883)
Basic net loss per share	$(7.81)	$(8.53)	$(30.23)
Diluted net loss per share	$(7.81)	$(8.53)	$(30.23)

Participating securities excluded from diluted calculation	40	173	290

(1) Number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

16. Long Term Incentive Plan

Under the Long Term Incentive Plan (the “LTIP”), the Corporation had the authority to grant stock options and restricted stock as compensation to key employees. Such authority expired April 22, 2008. The Corporation did not award any stock options under the LTIP. The restricted shares granted under the LTIP have a five-year vesting period. The awards were recorded at fair value on the grant date and are amortized into salary expense over the vesting period. A summary of the activity under the LTIP is presented below:

59

	2011		2010
		Weighted-Average Grant Date		Weighted-Average Grant Date
Restricted Stock Awards (1)	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	173	$112.20	290	$122.28
Granted	-	-	-	-
Vested	(133)	116.24	(117)	136.99
Forfeited	-	-	-	-
Outstanding at December 31,	40	$98.88	173	$112.20

(1) Number of shares and grant date fair value are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

The total fair value of the awards vested during the year ended December 31, 2011, 2010 and 2009 was $15,437, $16,105, and $88,155, respectively. As of December 31, 2011, there was approximately $4,000 of total unrecognized compensation cost related to nonvested stock awards under the LTIP which is expected to be recognized over a weighted-average period of one year.

17. Directors’ Stock Fee Plan

Each director of the Corporation who is not an officer or employee of any subsidiary of the Corporation is eligible to participate in the Compensation Plan for Nonemployee Directors. Nonemployee directors may elect to participate in this plan in lieu of all or a portion of fees payable to them as directors (“plan fees”). The plan fees consist of both a fixed and variable component. The fixed component equals the per-meeting fee paid for attendance at board meetings of both the Bank and the Corporation and any committees of their respective boards. The variable component of the plan is equal to the total fixed fees paid to a specific director for services performed during the preceding calendar year, multiplied by bonus amounts (expressed as the percentage of base compensation payable to officers of the Bank for the preceding calendar year under the Bank’s Incentive Bonus Plan). Expenses related to both fixed and variable fees are recorded as noninterest expense in the year incurred regardless of payment method. Compensation costs related to both fixed and variable stock directors’ fees included in noninterest expense in 2011, 2010 and 2009 amounted to $0, $0, and $45,000, respectively. No payments were made under the variable plan in 2011, 2010, and 2009 due to net losses incurred by the Corporation in 2010, 2009, and 2008. No payments are anticipated at this time under the variable component in 2012.

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2011, there were approximately 3,200 (1) shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2011, there were approximately 700 (1) shares earned and available for distribution in the variable-fee deferred stock accounts.

(1) Number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011

18. Employees’ Stock Purchase Plan

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

19. Financial Instruments with Off-Balance-Sheet Risk

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

Financial instruments whose contract amounts represent credit risk at December 31, 2011 and 2010 are as follows:

	2011	2010
Commercial	$9,805,007	$7,686,979
Commercial real estate	1,234,803	1,705,930
Consumer real estate	4,865,990	5,867,165
Consumer and Other	2,932,781	2,926,932
Total credit commitments	$18,838,581	$18,187,006

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

As of December 31, 2011 and 2010, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $132,000 and $92,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2011 and 2010, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

20. Capital

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$9,987,000	4.49%	$17,811,000	8.00%	$22,264,000	10.00%
FNBH Bancorp	9,742,000	4.38%	17,811,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,078,000	3.18%	8,906,000	4.00%	13,358,000	6.00%
FNBH Bancorp	6,833,000	3.07%	8,906,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,078,000	2.44%	11,606,000	4.00%	14,507,000	5.00%
FNBH Bancorp	6,833,000	2.36%	11,606,000	4.00%	N/A	N/A

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$13,632,000	5.58%	$19,530,000	8.00%	$24,412,000	10.00%
FNBH Bancorp	13,580,000	5.56%	19,530,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,442,000	4.28%	9,765,000	4.00%	14,647,000	6.00%
FNBH Bancorp	10,390,000	4.26%	9,765,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,442,000	3.50%	11,919,000	4.00%	14,898,000	5.00%
FNBH Bancorp	10,390,000	3.49%	11,919,000	4.00%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At December 31, 2011 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2011, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital.

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

Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern. Although improved from December 31, 2010, our nonperforming assets exceed the sum of our capital and allowance for loan losses by approximately 33.16% at December 31, 2011. As described elsewhere in this Form 10-K, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent.

Since 2010 and through the current date, we have worked with financial and legal advisors to pursue various transactions that would provide additional capital to the Bank. We continue to actively pursue these transactions.

However, the Corporation’s alternatives for additional capital are somewhat limited. The ongoing liquidity concerns in the broader market and the loss of confidence in financial institutions will likely serve to increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. While the Corporation is hopeful that its ongoing efforts to raise additional capital will be successful, there are significant hurdles that remain in order for the Corporation to raise the amount of capital necessary for the Bank to comply with the requirements of the Consent Order. An inability to raise capital would likely have a materially adverse effect on our business, financial condition and results of operations. Management’s future plans in response to the Bank’s undercapitalized regulatory classification and the need to raise additional capital pursuant to the Consent Order are described more fully in Note 2.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and success of any capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. The holding company incurred pre-tax expenses totaling approximately $208,000 and $62,000 during calendar year 2011 and 2010, respectively.

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

In addition to the minimum capital ratios, the Consent Order imposes several other requirements on the Bank. The Bank has taken a number of actions to address such other requirements (many of which were underway well before the Consent Order was issued), including:

•	the Board of Directors of the Bank appointed a Compliance Committee to ensure the Bank's compliance with the Consent Order and periodically report on such compliance efforts to the OCC;

•	the Bank adopted a written strategic plan that included, among other things, the specific requirements set forth in Consent Order, and the Bank has taken ongoing actions to monitor the Bank's performance relative to the strategic plan;

•	the Bank enhanced its liquidity risk management program via improved procedures for cash flow forecasting, monitoring and reporting, development of a contingency funding plan and increased its borrowing availability under lines of credit secured by certain pledged loans and investments;

•	the Bank has implemented numerous policies and procedures intended to improve asset quality levels within the loan portfolio, including: identifying, monitoring, and reporting of problem loans via application of a comprehensive risk grade assessment system; development of specific workout strategies on all significant impaired loans; attempted restructuring of certain problem credits to mitigate the extent of potential future loss by the Bank; and, overall improvements to underwriting policies and credit structuring practices;

•	the Bank engaged an independent third-party loan review specialist to assess the Bank's ability to effectively assign appropriate risk grades and identify problem loans;

•	the Bank engaged an independent third-party to validate the Bank's allowance for loan loss methodology to ensure it conforms with regulatory guidance and accounting principles generally accepted in the United States of America, including an evaluation of the key assumptions used in the loan loss analysis;

•	the Bank enhanced its policies and procedures for obtaining and reviewing appraisals on property securing loans made by the Bank;

•	the Bank implemented a practice of developing a written action plan for each parcel of other real estate owned;

•	the Bank has taken ongoing actions in an effort to reduce the Bank's concentration in commercial real estate (CRE) loans and construction and development (C&D) loans;

•	the Bank has taken ongoing actions to improve many aspects of its credit and loan policies and programs; and

•	the Bank enhanced its program designed to maintain an adequate allowance for loan and lease losses (ALLL).

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

Recent Developments

As also disclosed in Note 14, on September 22, 2011, at a special shareholder meeting, the shareholders of the Company approved a 1-for-7 reverse stock split of the Corporation's outstanding shares of common stock. This reverse stock split became effective on October 3, 2011.  The primary purpose of the reverse stock split was to increase the number of the Corporation’s authorized common stock available for future issuance.  Please refer to the proxy statement the Corporation filed with the Securities and Exchange Commission (SEC) on August 10, 2011 for more details regarding the reverse stock split.

The Corporation's efforts to raise capital (as described in "Capital" above) may trigger an ownership change of the Corporation that would negatively affect the Corporation's ability to utilize its net operating loss carry forwards and other deferred tax assets in the future. If such an ownership change were to occur, the Corporation may incur higher than anticipated tax expense, which would reduce future net income. The Corporation is attempting to structure its capital raise in a manner that would avoid any such ownership change. In addition, on October 14, 2011, the Corporation entered into a Tax Benefits Preservation Plan as a further protection against an ownership change that would adversely affect the Corporation's future ability to use its deferred tax assets. The plan adopted by the Corporation is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes that may be subject to limitations under the federal tax laws regarding a change in their ownership. In accordance with the plan, shares held by any person who acquires, without the approval of the Corporation's Board of Directors and excluding certain investors specified in the plan, beneficial ownership of 4.9% or more of the Corporation's outstanding common stock could be subject to significant dilution. There is no guarantee, however, that the plan will prevent the occurrence of an ownership change for purposes of the federal tax laws. Please refer to the Current Report on Form 8-K filed by the Corporation with the SEC on October 18, 2011 and the Registration Statement on Form 8-A filed on October 14, 2011 for more information regarding this plan.

21. Contingent Liabilities

The Corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Corporation’s financial position or results of operations.

22. Fair Value Measurements

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models such as matrix pricing models (Level 2). Matrix pricing is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, municipal bonds and preferred stock securities. Level 3 securities include private collateralized mortgage obligations. The fair value measurement of our only Level 3 security, a non-investment grade CMO, and details regarding significant inputs and assumptions used in estimating its fair value, is detailed in Note 3, Investment Securities.

Fair value of assets measured on a recurring basis:

	Fair Value Measurement at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$1,311,771	$-	$1,311,771	$-
U.S. agency securities	7,007,958	-	7,007,958	-
Mortgage-backed/CMO securities	23,896,743	-	21,833,229	2,063,514
Preferred stock securities	108,400	-	108,400
Total investment securities available for sale	$32,324,872	$-	$30,261,358	$2,063,514

	Fair Value Measurement at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$6,286,336	$-	$6,286,336	$-
Mortgage-backed/CMO securities	20,935,774	-	18,344,260	2,591,514
Preferred stock securities	47,560	-	47,560	-
Total investment securities available for sale	$27,269,670	$-	$24,678,156	$2,591,514

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

	2011	2010
	Fair Value Measurement	Fair Value Measurement
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
Fair value of CMO, beginning of year(1)	$2,591,514	$2,734,709
Total gains (losses) realized/unrealized:
Included in earnings(2)	(75,608)	-
Included in other comprehensive income (2)	(56,891)	186,778
Purchases, issuances, and other settlements	(395,501)	(329,973)
Transfers into Level 3	-	-
Fair value of CMO, end of year	$2,063,514	$2,591,514

Total amount of losses for the year included in earnings attributable to the change in unrealized losses relating to assets still held at end of year	$(75,608)	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Other real estate owned. Real estate acquired through foreclosure or deed-in-lieu is adjusted to fair value less costs to sell upon transfer of the loan to other real estate owned, usually based on an appraisal of the property. Subsequently, other real estate owned is carried at the lower of carrying value or fair value, less cost to sell. A valuation based on a current appraisal or by a broker’s opinion is considered a Level 2 fair value. If management determines the fair value of the property is further impaired below the appraised value and there is no observable market price, the Corporation records the property as nonrecurring Level 3.

Fair value of assets on a non-recurring basis:

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$22,235,965	$-	$-	$22,235,965
Other real estate owned	$3,026,073	$-	$-	$3,026,073

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$24,071,495	$-	$-	$24,071,495
Other real estate owned	$4,294,212	$-	$-	$4,294,212

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

23. Fair Value of Financial Instruments

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

Other borrowings – The carrying amount of other borrowings is a reasonable estimate of fair value.

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

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$50,216,000	$50,216,000	$40,572,000	$40,572,000
Investment and mortgage-backed securities	32,325,000	32,325,000	27,270,000	27,270,000
FHLBI and FRB stock	779,000	779,000	901,000	901,000
Loans, net	196,154,000	197,088,000	221,968,000	222,025,000
Accrued interest income	739,000	739,000	834,000	834,000
Financial liabilities:
Deposits:
Demand	$83,506,000	$83,506,000	$62,294,000	$62,294,000
NOW	27,723,000	27,614,000	52,019,000	52,089,000
Savings and money market accounts	77,291,000	77,180,000	75,226,000	75,276,000
Time deposits	91,756,000	92,789,000	100,382,000	100,647,000
Brokered certificates	3,377,000	3,458,000	3,359,000	3,463,000
Other borrowings	60,000	60,000	-	-
Accrued interest expense	136,000	136,000	204,000	204,000

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

24. Dividend Restrictions

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may not declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total of its net profits for the year combined with its retained profits of the two preceding years exceed the total dividends in a calendar year. Under these provisions, there is no ability to pay dividends at December 31, 2011, without the prior approval of the OCC.

25. Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2011 and 2010, and the condensed statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009, of FNBH Bancorp, Inc. follow:

Condensed Balance Sheets
	December 31
	2011	2010
Assets:
Cash	$4,018	$1,000
Investment in subsidiaries:
First National Bank in Howell	6,854,047	10,185,905
H.B. Realty Co.	1,000	1,000
Total assets	$6,859,065	$10,187,905
Liabilities and Shareholders’ Equity:
Other borrowings	$59,813	$-
Other liabilities	189,937	54,107
Shareholders’ equity	6,609,315	10,133,798
Total liabilities and shareholders’ equity	$6,859,065	$10,187,905

Condensed Statements of Operations
	Year ended December 31
	2011	2010	2009
Operating income:
Dividends from subsidiaries	$-	$-	$-
Total operating income	-	-	-
Operating expenses:
Interest expense-other borrowings	-	-	1,252
Administrative and other expenses	208,062	61,931	92,954
Total operating expenses	208,062 #	61,931	94,206
Loss before equity in undistributed net loss of subsidiaries	(208,062)	(61,931)	(94,206)
Equity in undistributed net loss of subsidiaries and dividends declared from subsidiaries	(3,364,695)	(3,831,514)	(13,601,677)
Net loss	$(3,572,757)	$(3,893,445)	$(13,695,883)

Condensed Statements of Cash Flows
	Year ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(3,572,757)	$(3,893,445)	$(13,695,883)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Decrease in other assets	-	-	19,190
Increase in other liabilities	135,830	42,466	6,263
Equity in undistributed net loss of subsidiaries and dividends
declared from subsidiaries	3,364,695	3,831,514	13,601,677
Net cash provided by (used in) operating activities	(72,232)	(19,465)	(68,753)
Cash flows from investing activities	-	-	-
Cash flows from financing activities:
Common stock issued	15,437	19,465	138,556
Proceeds from issuance of short-term debt	59,813	-	-
Repayment of short-term debt	-	-	(100,000)
Net cash provided by (used in) financing activities	75,250	19,465	38,556
Net increase (decrease) in cash	3,018	-	(30,197)
Cash at beginning of year	1,000	1,000	31,197
Cash at end of year	$4,018	$1,000	$1,000

26. Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2011
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$3,227,493	$3,289,448	$3,104,087	$3,071,353
Net interest income	2,776,490	2,889,894	2,729,952	2,724,640
Provision for loan losses	799,998	3,800,002	800,000	800,000
Income (loss) before federal income taxes	(222,758)	(3,000,781)	(478,831)	129,612
Net income (loss)	(222,758)	(2,923,079)	(427,681)	760
Basic and diluted net income (loss) per share(1)	$(0.49)	$(6.39)	$(0.93)	$-
Cash dividends per share	$-	$-	$-	$-

	Quarters ended in 2010
	March 31	June 30	September 30	December 31
Selected operations data:
Interest and dividend income	$3,733,788	$3,562,865	$3,475,686	$3,454,578
Net interest income	3,023,800	2,903,993	2,861,674	2,941,362
Provision for loan losses	1,200,000	1,200,000	1,200,000	2,375,000
Loss before federal income taxes	(681,460)	(854,803)	(751,118)	(1,548,801)
Net loss	(620,144)	(915,345)	(681,759)	(1,676,197)
Basic and diluted net loss per share(1)	$(1.36)	$(2.01)	$(1.49)	$(3.67)
Cash dividends per share	$-	$-	$-	$-

(1) Amounts are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

27. New Accounting Standards

In June 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220); Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends guidance on the presentation requirements for comprehensive income. The amended guidance requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income on the face of the financial statements, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amended guidance will be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. The Corporation is currently evaluating both presentation approaches permitted by the ASU for the reporting of comprehensive income.

In April 2011, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (‘ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, an amendment to FASB ASC Topic 310 “Receivables.” This ASU provides guidance to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. This guidance clarifies with loan modifications constitute a TDR. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. Although this new guidance does not amend the accounting for TDRs, it is expected that application of the clarifications contained in this guidance will result in more modifications being considered TDRs. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The provisions of the ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, this new guidance clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. In addition, the new guidance provides “a not all inclusive” list of six indicators for creditors to consider when determining if a debtor is experiencing financial difficulties which can be found in FASB ASC 310-40-15-20. This new guidance became effective for the quarter ended September 30, 2011, and applies retrospectively to restructurings occurring since January 1, 2011. Refer to Note 5, Allowance for Loan Losses and Credit Quality of Loans, for TDR disclosures in accordance with this ASU.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

1. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer, with the participation of management, carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation and the identification of a material weakness in the Corporation’s internal control over financial reporting (described in detail below) the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls were not effective at December 31, 2011 to ensure that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

In light of the material weakness, in preparing the Corporation’s Consolidated Financial Statements included in this report, the Corporation performed a thorough review of the determination of completeness and accuracy of the allowance for loan losses and the provision for loan losses, as well as the timeliness of charge offs on impaired loans and identification of other real estate owned to ensure that the Corporation’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP. The Corporation’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Corporation’s Consolidated Financial Statements included in this report fairly present in all material respects the Corporation’s financial condition, results of operations and cash flows for the periods presented in this report.

As previously disclosed in our amended quarterly reports on Form 10-Q/A for each of the quarters ended June 30, 2011 and September 30, 2011, based on regulatory input and an internal reexamination completed in January 2012, management determined that the Corporation’s previously issued unaudited consolidated financial statements for the aforementioned periods required adjustments to the loan loss provision and allowance for loan losses. In addition, within those same previous reporting periods, management’s internal review concluded that portions of certain impaired loans were uncollectible and required charge offs. Management also identified an adjustment to transfer a loan to other real estate owned based on the determination that the Bank exercised effective control of the underlying collateral. Except for the additional provision expense to increase the ALLL at June 30, 2011, management had previously reported the charge offs and the loan transfer to other real estate during the quarter ended September 30, 2011.

As of January 2012, the Corporation’s management also determined that the restatements resulted in the identification of a material weakness at June 30, 2011 and September 30, 2011. Consequently, due to the timing of this determination, it was concluded that a material weakness also existed at December 31, 2011.

To address the material weakness, management has initiated a remediation plan which includes the following procedures and controls either performed by or implemented under the direction of a newly hired experienced Chief Credit Officer who joined the Bank in late October 2011.

•	To ensure the allowance for loan losses methodology and calculation adhere to applicable accounting guidance and regulatory policy, the Chief Credit Officer (“CCO”) is now responsible for determination of (increased) qualitative and/or environmental adjustments applied to our historical loss experience. Such adjustments are intended to better reflect the collectability of the loan portfolio at the analysis date in instances where current facts and circumstances have changed significantly enough to cause estimated credit losses to differ from historical loss experience. The qualitative environmental adjustments are also evaluated and reviewed by the SVP-Commercial Loans, CEO and CFO for appropriateness and reasonableness based on their respective knowledge of the loan portfolio, individual credits, charge off history, portfolio segments, etc. The qualitative and environmental adjustments consider both internal factors and external factors as evidenced by appropriate and adequate documentation to corroborate management’s judgments and conclusions.

•	To ensure that impaired loans are identified timely, measured for loss recognition, and that related losses and specific reserves are charged off as appropriate, the CCO performs a comprehensive quarterly review of each loan officer’s portfolio. In addition, the CCO reviews all specific reserve calculations prepared for substandard impaired credits and troubled debt restructured loans. Using information known and available to management, the CCO is responsible for evaluating and determining whether actual losses (requiring charge off recognition) have been incurred on impaired loans. Such determination is generally based on an analysis of the present value of expected future cash flows from the borrower or the fair value of the underlying collateral for loans deemed collateral dependent. All charge offs require approval by the CCO.

•	Bank practice is to account for loans transferred to other real estate owned (“OREO”) after title is obtained through the foreclosure process or via receipt of deed-in-lieu. In addition, internal policy has been revised to require OREO recognition in instances where the Bank is deemed to possess or exercise effective control of the underlying collateral. This includes, for example, circumstances in which loan collateral is operated and/or controlled by court appointed receivers on behalf of the Bank until such time that the collateral can be liquidated. The CCO is responsible for oversight of the Bank’s OREO properties, including evaluation and determination of when OREO is recognized based on the aforementioned policy.

Management began to execute the remediation plans identified above during the first quarter of 2012. These remedial actions are expected to strengthen the Corporation’s internal control over financial reporting and will, over time, address the material weakness identified in January 2012. Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the related material weakness has been remediated. The Corporation cannot provide any assurance that these remediation efforts will be successful or that the Corporation’s internal control over financial reporting will be effective as a result of these efforts.

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

2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2011, the Corporation’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.

During the fourth quarter ended December 31, 2011, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

This report by management over the Corporation's internal control over financial reporting was not subject to attestation by the Corporation's independent registered public accounting firm pursuant to applicable SEC rules.  As a result, no such attestation report has been performed or is included in this report.

/s/ Ronald L. Long	/s/ Mark J. Huber
Ronald L. Long	Mark J. Huber
President & Chief Executive Officer	Chief Financial Officer

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information set forth under the captions “Information About Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the Commission relating to the May 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the captions “Executive Compensation” and “Director Compensation in our definitive proxy statement, to be filed with the Commission relating to the May 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information set forth under the caption “Ownership of Common Stock” in the Corporation’s definitive proxy statement, to be filed with the Commission relating to the May 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

The following information is provided under Item 201(d):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted – average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	0	0	2,293	(1)(2)
Equity compensation plans not approved by shareholders	None	None	None

(1) Available under the Compensation Plan for Nonemployee Directors

(2) Amounts are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

Item 13. Certain Relationships, Related Transactions and Director Independence.

The information set forth under the captions “Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the May 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Disclosure of Fees Paid to Our Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the Commission relating to the May 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 16, 2012.

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

	Signature	Date

Philip C. Utter, Chairman of the Board	/s/ Philip C. Utter	April 16, 2012

Stanley B. Dickson, Jr., Vice Chairman of the Board	/s/ Stanley B. Dickson, Jr.	April 16, 2012

Ronald L. Long, Director	/s/ Ronald L. Long	April 16, 2012

Timothy H. Corrigan, Director	/s/ Timothy H. Corrigan	April 16, 2012

R. Michael Yost, Director	/s/ R. Michael Yost	April 16, 2012

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

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the	Exhibit 3.1 of Form 10, effective
	Registrant	June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of	Appendix I of Proxy Statement
	Incorporation to Increase Authorized Shares	dated March 17, 1998

(3.3)	Amendment to the Corporation’s Articles of	Appendix A of Proxy Statement
	Incorporation to Authorize the Issuance of	dated December 31, 2008
Preferred Shares

(3.4)	Amendment to the Corporation’s Articles of	Exhibit 3.4 to Form 10-K
	Incorporation to Increase Authorized Shares	filed March 30, 2010

(3.5)	Amendment to the Corporation’s Articles of	Exhibit 3.1 to Form 8-K
	Incorporation to Effect a 1-for-7 Reverse Stock	filed October 7, 2011
Split of the Corporation’s Outstanding Common
Stock

(3.6)	Certificate of Designation that Amended	Exhibit 4.2 to Form 8-A,
	the Corporation’s Articles of Incorporation	effective October 14, 2011
	to Designate 10,000 Shares of Series A	(“Form 8-A”)
Junior Participating Preferred Stock

(3.7)	Bylaws of the Corporation	Exhibit 3.2 of Form 10

(4.1)	Form of Corporation’s Stock Certificate	Exhibit 4 of Form 10

(4.2)	Tax Benefits Preservation Plan, dated	Exhibit 4.1 to Form 8-A
As of October 14, 2011, between the
Corporation and American Stock Transfer
& Trust Company, LLC

(4.3)	Form of Corporation’s Right Certificate	Exhibit B to Exhibit 4.1 to
Form 8-A
Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement
dated March 17, 1998

(10.3)	Second Amended and Restated Compensation	Exhibit 10.2 to Form 8-K
	Plan for Nonemployee Directors*	dated October 16, 2008

(10.4)	FNBH Bancorp Inc. Employees’ Stock	Exhibit 10 to Form 10-K
	Purchase Plan as amended January 20, 2005*	dated March 7, 2006

(10.5)	Management Continuity Agreement	Exhibit 10.1 to Form 8-K
	for Nancy Morgan *	dated March 3, 2008

(10.6)	Management Continuity Agreement	Exhibit 10.1 to Form 8-K
	for Ronald L. Long*	dated May 6, 2008

(10.7)	Agreement by and between First National Bank	Exhibit 10.1 to Form 8-K
	in Howell (Howell, Michigan) and The Comptroller	dated October 16, 2008
of the Currency, dated October 16, 2008
(superseded by Stipulation and Consent to the
Issuance of a Consent Order included at Exhibit 10.9)

(10.8)	Separation Agreement and Release of All Claims	Exhibit 10.1 to Form 10-Q filed August 14, 2009
between First National Bank in Howell
and Janice B. Trouba *

(10.9)	Stipulation and Consent to the Issuance of a	Exhibit 10.10 to Form 10-K filed March 30, 2010
Consent Order, dated September 24, 2009

(21)	Subsidiaries of the Corporation	Exhibit 21 to Form 10-K filed March 30, 2010

*Represents a compensation plan

