Form 10-Q
period 2012-03-31
FNBH BANCORP INC
filed 2012-05-15
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 454,327 shares of the Corporation’s Common Stock (no par value) were outstanding as of May 15, 2012.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risk our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Part I – Financial Information

Item 1. Financial Statement

FNBH BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$30,266,639	$50,019,432
Short term investments	196,880	196,767
Total cash and cash equivalents	30,463,519	50,216,199

Investment Securities:
Investment securities available for sale, at fair value	50,158,423	32,324,872
FHLBI and FRB stock, at cost	779,050	779,050
Total investment securities	50,937,473	33,103,922

Loans held for investment:
Commercial	175,523,179	179,381,378
Consumer	14,307,226	14,673,761
Real estate mortgage	14,230,467	14,789,018
Total loans held for investment	204,060,872	208,844,157
Less allowance for loan losses	(12,001,897)	(12,689,859)
Net loans held for investment	192,058,975	196,154,298
Premises and equipment, net	7,418,996	7,494,151
Other real estate owned, held for sale	3,252,862	3,026,073
Accrued interest and other assets	1,764,498	2,085,181
Total assets	$285,896,323	$292,079,824

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	80,955,705	83,505,909
NOW	28,713,444	27,723,407
Savings and money market	77,359,647	77,290,916
Time deposits	89,323,929	91,756,139
Brokered certificates of deposit	1,117,688	3,376,559
Total deposits	277,470,413	283,652,930
Other borrowings	80,000	59,813
Accrued interest, taxes, and other liabilities	1,724,577	1,757,766
Total liabilities	279,274,990	285,470,509

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 7,000,000 shares at March 31, 2012 and December 31, 2011; 454,327 shares issued and outstanding at March 31, 2012 and 453,553 shares issued and outstanding at December 31, 2011	7,199,317	7,081,839
Retained deficit	(779,220)	(825,142)
Deferred directors' compensation	460,939	577,110
Accumulated other comprehensive loss	(259,703)	(224,492)
Total shareholders' equity	6,621,333	6,609,315
Total liabilities and shareholders' equity	$285,896,323	$292,079,824

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31,
	2012	2011
Interest and dividend income:
Interest and fees on loans	$2,686,766	$2,964,246
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	207,118	193,445
Obligations of states and political subdivisions	13,501	63,764
Other securities	5,556	5,715
Interest on short term investments	487	323
Total interest and dividend income	2,913,428	3,227,493
Interest expense	307,970	451,003
Net interest income	2,605,458	2,776,490
Provision for loan losses	450,000	799,998
Net interest income after provision for loan losses	2,155,458	1,976,492
Noninterest income:
Service charges and other fee income	692,843	627,006
Trust income	45,459	53,511
Other	204	31,402
Total noninterest income	738,506	711,919
Noninterest expense:
Salaries and employee benefits	1,241,794	1,212,190
Net occupancy expense	230,748	270,973
Equipment expense	93,370	78,922
Professional and service fees	390,548	350,552
Loan collection and foreclosed property expenses	119,366	152,524
Computer service fees	113,104	112,641
Computer software amortization expense	56,595	59,952
FDIC assessment fees	250,924	325,167
Insurance	146,510	147,440
Printing and supplies	34,567	29,633
Director fees	20,188	19,187
Net loss on sale/writedown of OREO and repossessions	5,548	25,155
Other	144,780	126,833
Total noninterest expense	2,848,042	2,911,169
Income (loss) before federal income taxes	45,922	(222,758)
Federal income tax expense (benefit)	-	-
Net income (loss)	$45,922	$(222,758)

Per share statistics:
Basic and diluted EPS	$0.10	$(0.49)
Basic and diluted average shares outstanding	464,318	457,279

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$45,922	$(222,758)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available for sale during the period	(35,211)	77,920
Less: reclassification adjustment for gain recognized in earnings, net of tax	-	-
Comprehensive income (loss)	$10,711	$(144,838)

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2011	$6,935,140	$2,747,615	$708,372	$(257,329)	$10,133,798
Earned portion of long term incentive plan	3,780				3,780
Issued 878 shares for deferred directors' fees	131,261		(131,261)		-
Net loss		(222,758)			(222,758)
Other comprehensive income				77,920	77,920
Balances at March 31, 2011	$7,070,181	$2,524,857	$577,111	$(179,409)	$9,992,740

Balances at January 1, 2012	$7,081,839	$(825,142)	$577,110	$(224,492)	$6,609,315
Earned portion of long term incentive plan	1,307				1,307
Issued 774 shares for deferred directors' fees	116,171		(116,171)		-
Net income		45,922			45,922
Other comprehensive loss				(35,211)	(35,211)
Balances at March 31, 2012	$7,199,317	$(779,220)	$460,939	$(259,703)	$6,621,333

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$45,922	$(222,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	450,000	799,998
Depreciation and amortization	158,667	169,719
Net amortization on investment securities	119,494	79,728
Earned portion of long term incentive plan	1,307	3,780
Net loss on the sale/writedown of OREO and repossessions	5,548	25,155
Decrease in accrued interest income and other assets	265,623	226,454
Increase (decrease) in accrued interest, taxes, and other liabilities	(33,189)	3,775
Net cash provided by operating activities	1,013,372	1,085,851
Cash flows from investing activities
Purchases of available for sale securities	(25,289,324)	(16,085,664)
Proceeds from maturities and calls of available for sale securities	5,656,666	-
Proceeds from mortgage-backed securities paydowns - available for sale	1,644,402	1,065,093
Net decrease in loans	3,261,841	3,016,358
Proceeds from sale of OREO and repossessions	151,145	750,390
Capital expenditures	(28,452)	(123,150)
Net cash used in by investing activities	(14,603,722)	(11,376,973)
Cash flows from financing activites:
Net decrease in deposits	(6,182,517)	(11,670,152)
Proceeds from borrowings	20,187	-
Net cash used in financing activities	(6,162,330)	(11,670,152)
Net decrease in cash and cash equivalents	(19,752,680)	(21,961,274)
Cash and cash equivalents at beginning of year	50,216,199	40,572,426
Cash and cash equivalents at end of period	$30,463,519	$18,611,152

Supplemental disclosures:
Interest paid	$327,403	$478,376
Loans transferred to other real estate	383,482	-
Loans charged off	1,567,817	1,328,949

See notes to interim consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

2. Financial Condition and Management’s Plan

In light of the Bank’s recent losses, insufficient capital position at March 31, 2012 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversight of the Bank. In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability. In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank. However, even if successful, implementation of all components of management’s plan is not expected to ensure profitable results in 2012 and may not be successful in maintaining the Bank or the Corporation as a going concern. Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2011 Annual Report within the Corporation’s Form 10-K filing.

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

3. Investment Securities

Investment securities available for sale consist of the following:

	March 31, 2012
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,284,455	$27,767	$-	$1,312,222
U.S. agency securities	4,333,333	151	(29,771)	4,303,713
Mortgage-backed/CMO securities	44,751,538	162,190	(484,040)	44,429,688
Preferred stock securities(1)	48,800	64,000	-	112,800
Total available for sale	$50,418,126	$254,108	$(513,811)	$50,158,423

	December 31, 2011
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Obligations of state and political subdivisions	$1,284,701	$27,070	$-	$1,311,771
U.S. agency securities	6,990,000	19,990	(2,032)	7,007,958
Mortgage-backed/CMO securities	24,225,863	143,733	(472,853)	23,896,743
Preferred stock securities(1)	48,800	59,600	-	108,400
Total available for sale	$32,549,364	$250,393	$(474,885)	$32,324,872

(1)Represents preferred stocks issued by Freddie Mac and Fannie Mae

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

Management’s review of the securities portfolio for the existence of OTTI considers various qualitative and quantitative factors regarding each investment category, including if the securities were U.S. Government issued, the credit rating of the securities, credit outlook, payment status and financial condition, the length of time a security has been in a loss position, the size of the loss position and other meaningful information.

At March 31, 2012 and December 31, 2011, the Corporation had one non-agency mortgage-backed security which has been impaired for more than twelve months. A summary of the par value, book value, carrying value (fair value) and unrealized loss for the security is presented below:

	March 31, 2012		December 31, 2011
	Amount	% of Par	Amount	% of Par
Par value	$2,696,277	100.00%	$2,791,139	100.00%
Book value	2,405,554	89.22%	2,500,416	89.61%
Carrying value	2,063,078	76.52%	2,063,514	73.95%
Unrealized loss	342,476	12.70%	436,902	15.66%

The Corporation makes a quarterly assessment of the OTTI on the non-agency mortgage-backed security primarily based on a quarterly cash flow analysis performed by an independent third-party specialist. The evaluation includes a comparison of the present value of expected cash flows to previous estimates to determine whether adverse changes in cash flows resulted during the period. The analysis considers attributes of the security, such as its super tranche position, and specific loan level collateral underlying the security. Certain key attributes of the underlying loans supporting the security included the following:

	March 31,	December 31,
	2012	2011
Weighted average remaining credit score (based on original FICO)	740	741
Primary location of underlying loans:
California	70%	70%
Florida	4%	3%
Arizona	3%	2%
Delinquency status of underlying loans:
Past due 30-59 days	2.78%	2.29%
Past due 60-89 days	1.22%	1.69%
Past due 90 days or more	10.22%	9.45%
In process of foreclosure	6.88%	8.24%
Held as other real estate owned	2.67%	1.65%

The specialist calculates an estimate of the fair value of the security’s cash flows using an INTEX valuation model, subject to certain assumptions regarding collateral related cash flows such as expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs. Certain key assumptions (unobservable inputs) used to estimate the fair value of the security include:

	March 31, 2012	December 31, 2011

Voluntary repayment rate (CRR)	10.20%	10.30%
Default rates:
Within next 12 months	10.60%	10.47%
Decreasing to (by month 37)	4.03%	4.29%
Decreasing to (by month 215)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	49.10%	49.94%
Per annum decrease (Years 2 - 11)	2.50%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	11.00%	10.00%
Remaining credit support provided by other collateral
pools of underlying loans within the security:	4.07%	4.79%

(1) Intended to reflect estimated uncertainity and liquidity premiums, after adjustment for estimated credit loss cash flows

The prepayment assumptions used with the model consider borrowers’ incentive to prepay based on market interest rates and borrowers’ ability to prepay based on underlying assumptions for borrowers’ ability to qualify for a new loan based on their credit and appraised property value, by location. As such, prepayment speeds decrease as credit quality and home prices deteriorate, reflecting a diminished ability to refinance.

In addition, collateral cash flow assumptions utilize a valuation technique under a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due migrate to default, are liquidated, and losses are realized over a period of between six and twenty four months based in part upon initial loan to value ratios and estimated changes in both historical and future property values since origination as obtained from financial data resources.

At March 31, 2012, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist’s underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred. Accordingly, the unrealized (non-credit) loss on the security was determined to approximate $342,000 using the valuation methodology and applicable inputs and assumptions described above.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. agency securities	$(29,771)	$2,970,229	$-	$-	$(29,771)	$2,970,229
Mortgage-backed/CMO securities	(141,564)	19,122,150	(342,476)	2,063,078	(484,040)	21,185,228
Total available for sale	$(171,335)	$22,092,379	$(342,476)	$2,063,078	$(513,811)	$24,155,457

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S agency securites	$(2,032)	$1,997,968	$-	$-	$(2,032)	$1,997,968
Mortgage-backed/CMO securities	(35,951)	6,889,954	(436,902)	2,063,514	(472,853)	8,953,468
Total available for sale	$(37,983)	$8,887,922	$(436,902)	$2,063,514	$(474,885)	$10,951,436

The following is a summary of the amortized cost and fair value of investment securities by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,333,333	1,333,484	4,990,000	4,995,982
Due after five years through ten years	305,000	312,546	2,305,000	2,327,053
Due after ten years	4,028,255	4,082,705	1,028,501	1,105,094
	$5,666,588	$5,728,735	$8,323,501	$8,428,129
Mortgage-backed/CMO securities	44,751,538	44,429,688	24,225,863	23,896,743
Totals	$50,418,126	$50,158,423	$32,549,364	$32,324,872

Investment securities, with an amortized cost of approximately $45,440,000 at March 31, 2012 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $32,650,000 of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2011, the amortized cost of pledged investment securities approximated $30,000,000, including $24,207,000 of securities pledged as collateral the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $734,800 at March 31, 2012 and December 31, 2011, respectively. The Bank’s investment in FRB stock, which totaled $44,250 at March 31, 2012 and December 31, 2011, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Loans

The following is the recorded investment in portfolio loans:

	March 31,	December 31,
	2012	2011
Commercial	$15,701,085	$13,590,051
Commercial real estate:
Construction, land development, and other land	12,410,832	13,917,495
Owner occupied	59,367,315	61,555,311
Nonowner occupied	80,133,394	80,983,665
Consumer real estate:
Commercial purpose	8,027,642	9,080,098
Mortgage - Residential	15,352,611	15,055,832
Home equity and home equity lines of credit	8,776,889	9,865,021
Consumer and Other	4,475,831	4,992,368
Subtotal	204,245,599	209,039,841
Unearned income	(184,727)	(195,684)
Total Loans	$204,060,872	$208,844,157

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $70,000 at March 31, 2012 and $99,000 at December 31, 2011, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $3,800,000 at March 31, 2012 and $4,000,000 at December 31, 2011.

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

Activity in the allowance for loan losses by portfolio segment is a follows:

	For the Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$636,207	$9,112,430	$2,680,330	$260,892	$12,689,859
Charge offs	(216,328)	(1,105,583)	(217,103)	(28,803)	(1,567,817)
Recoveries	27,755	365,646	12,550	23,904	429,855
Provision	117,202	187,146	169,065	(23,413)	450,000
Ending balance	$564,836	$8,559,639	$2,644,842	$232,580	$12,001,897

	For the Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,049,233	$10,555,428	$2,212,618	$152,891	$13,970,170
Charge offs	(224,352)	(551,253)	(506,105)	(47,239)	(1,328,949)
Recoveries	34,527	205,342	25,374	27,925	293,168
Provision	284,637	153,080	312,740	49,541	799,998
Ending balance	$1,144,045	$10,362,597	$2,044,627	$183,118	$13,734,387

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	March 31, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,000	$1,908,000	$554,000	$-	$2,465,000
Collectively evaluated for impairment	561,836	6,651,639	2,090,842	232,580	9,536,897
Total allowance for loan losses	$564,836	$8,559,639	$2,644,842	$232,580	$12,001,897

Loan balances:
Individually evaluated for impairment	$818,602	$21,216,692	$2,704,617	$-	$24,739,911
Collectively evaluated for impairment	14,882,483	130,694,849	29,452,525	4,475,831	179,505,688
Total loans	$15,701,085	$151,911,541	$32,157,142	$4,475,831	$204,245,599

	December 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
Allowance for loan losses:
Individually evaluated for impairment	$174,000	$2,278,000	$432,000	$-	$2,884,000
Collectively evaluated for impairment	462,207	6,834,430	2,248,330	260,892	9,805,859
Total allowance for loan losses	$636,207	$9,112,430	$2,680,330	$260,892	$12,689,859

Loan balances:
Individually evaluated for impairment	$765,683	$21,482,740	$2,871,542	$-	$25,119,965
Collectively evaluated for impairment	12,824,368	134,973,731	31,129,409	4,992,368	183,919,876
Total loans	$13,590,051	$156,456,471	$34,000,951	$4,992,368	$209,039,841

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans by class of loan:

	March 31, 2012
	Not Rated	1	2	3	4	5	6	7	Total	Nonperforming
Commercial	$50,000	$718,639	$39,882	$4,705,847	$3,971,740	$4,339,898	$722,704	$1,152,375	$15,701,085	$318,410
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	511,468	5,557,666	264,335	6,077,363	12,410,832	5,779,810
Owner occupied	48,947	-	493,220	3,349,428	17,929,685	26,889,592	3,942,871	6,713,572	59,367,315	4,612,361
Nonowner occupied	-	-	-	799,527	25,147,848	35,371,741	6,356,693	12,457,585	80,133,394	7,084,227
Consumer Real Estate:
Commercial purpose	-	-	-	278,946	1,042,422	3,113,816	348,855	3,243,603	8,027,642	2,703,891
Mortgage - Residential	12,784,663	-	-	-	-	-	-	2,567,948	15,352,611	1,705,194
Home equity and home equity lines of credit	8,196,234	-	-	-	-	-	-	580,655	8,776,889	560,492
Consumer and Other	4,268,357	-	-	-	10,815	8,488	-	188,171	4,475,831	159,355
Total	$25,348,201	$718,639	$533,102	$9,133,748	$48,613,978	$75,281,201	$11,635,458	$32,981,272	$204,245,599	$22,923,740

	December 31, 2011
	Not Rated	1	2	3	4	5	6	7	Total	Nonperforming
Commercial	$32,582	$648,903	$243,036	$2,207,439	$3,875,357	$4,495,143	$759,912	$1,327,679	$13,590,051	$548,738
Commercial Real Estate:
Construction, land development, and other land	89,145	14	-	-	533,788	5,862,741	254,730	7,177,077	13,917,495	6,709,959
Owner occupied	51,132	-	507,335	3,425,574	18,211,903	27,325,525	4,189,300	7,844,542	61,555,311	5,713,669
Nonowner occupied	-	-	-	808,934	25,322,302	36,134,755	6,831,452	11,886,222	80,983,665	5,152,855
Consumer Real Estate:
Commercial purpose	-	-	-	309,403	1,718,601	3,026,981	795,907	3,229,206	9,080,098	2,643,185
Mortgage - Residential	12,638,670	-	-	-	-	-	-	2,417,162	15,055,832	1,586,630
Home equity and home equity lines of credit	9,201,424	-	-	-	-	-	-	663,597	9,865,021	571,406
Consumer and Other	4,164,041	-	-	431,155	121,382	116,956	-	158,834	4,992,368	44,364
Total	$26,176,994	$648,917	$750,371	$7,182,505	$49,783,333	$76,962,101	$12,831,301	$34,704,319	$209,039,841	$22,970,806

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

	March 31, 2012
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$81,371	$13,505	$111,002	$205,878	$15,495,207	$15,701,085	$22,635
Commercial real estate:
Construction, land development, and other land	251,185	51,165	2,158,612	2,460,962	9,949,870	12,410,832	-
Owner occupied	261,750	301,102	1,349,136	1,911,988	57,455,327	59,367,315	-
Nonowner occupied	261,021	1,496,148	1,575,321	3,332,490	76,800,904	80,133,394	-
Consumer real estate:
Commercial purpose	179,234	189,021	624,021	992,276	7,035,366	8,027,642	226,117
Mortgage - Residential	271,005	149,382	169,696	590,083	14,762,528	15,352,611	-
Home equity and home equity lines of credit	173,371	127,145	13,000	313,516	8,463,373	8,776,889	-
Consumer and Other	92,103	38,836	2,676	133,615	4,342,216	4,475,831	-
Total	$1,571,040	$2,366,304	$6,003,464	$9,940,808	$194,304,791	$204,245,599	$248,752

	December 31, 2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total Past			Past Due
	Past Due	Past Due	Past Due	Due	Current	Total	and Accruing
Commercial	$85,993	$-	$137,150	$223,143	$13,366,908	$13,590,051	$8,486
Commercial real estate:
Construction, land development, and other land	114,077	49,353	4,071,744	4,235,174	9,682,321	13,917,495	-
Owner occupied	105,925	-	1,277,214	1,383,139	60,172,172	61,555,311	-
Nonowner occupied	-	162,127	630,580	792,707	80,190,958	80,983,665	-
Consumer real estate:
Commercial purpose	213,923	-	455,647	669,570	8,410,528	9,080,098	-
Mortgage - Residential	419,436	-	80,779	500,215	14,555,617	15,055,832	-
Home equity and home equity lines of credit	217,545	79,472	13,000	310,017	9,555,004	9,865,021	-
Consumer and Other	50,149	1,431	2,925	54,505	4,937,863	4,992,368	-
Total	$1,207,048	$292,383	$6,669,039	$8,168,470	$200,871,371	$209,039,841	$8,486

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	March 31, 2012	December 31, 2011
Commercial	$295,775	$540,252
Commercial real estate:
Construction, land development, and other land	5,779,810	6,709,959
Owner occupied	4,612,361	5,713,669
Nonowner occupied	7,084,227	5,152,855
Consumer real estate:
Commercial purpose	2,477,774	2,643,185
Mortgage - Residential	1,705,194	1,586,630
Home equity and home equity lines of credit	560,492	571,406
Consumer and Other	159,355	44,364
Total	$22,674,988	$22,962,320

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance:
Commercial	$19,500	$131,952	$3,000	$321,682	$368,999	$174,000
Commercial real estate:
Construction, land development, and other land	2,939,768	5,030,967	415,000	3,240,742	6,664,583	730,000
Owner occupied	2,809,022	3,784,032	479,000	3,350,971	4,539,912	865,000
Nonowner occupied	6,585,210	9,175,347	1,014,000	5,608,971	8,097,993	683,000
Consumer real estate:
Commercial purpose	2,009,508	3,267,407	554,000	2,075,250	3,287,549	432,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,363,008	21,389,705	2,465,000	14,597,616	22,959,036	2,884,000

Impaired loans without a valuation allowance:
Commercial	799,102	1,282,397	-	444,001	903,039	-
Commercial real estate:
Construction, land development, and other land	3,106,177	5,691,145	-	3,363,392	4,656,090	-
Owner occupied	3,266,547	4,517,370	-	3,467,223	4,560,418	-
Nonowner occupied	2,509,968	3,116,012	-	2,451,441	2,747,156	-
Consumer real estate:
Commercial purpose	695,109	1,035,857	-	796,292	1,039,156	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	10,376,903	15,642,781	-	10,522,349	13,905,859	-

Total:
Commercial	818,602	1,414,349	3,000	765,683	1,272,038	174,000
Commercial real estate:
Construction, land development, and other land	6,045,945	10,722,112	415,000	6,604,134	11,320,673	730,000
Owner occupied	6,075,569	8,301,402	479,000	6,818,194	9,100,330	865,000
Nonowner occupied	9,095,178	12,291,359	1,014,000	8,060,412	10,845,149	683,000
Consumer real estate:
Commercial purpose	2,704,617	4,303,264	554,000	2,871,542	4,326,705	432,000
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$24,739,911	$37,032,486	$2,465,000	$25,119,965	$36,864,895	$2,884,000

The following presents information pertaining to the recorded investment in impaired loans:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Commercial	$917,971	$5,501	$1,209,773	$-
Commercial real estate:
Construction, land development, and other land	6,220,301	4,875	7,979,415	-
Owner occupied	6,620,182	20,454	6,530,673	2,345
Nonowner occupied	9,007,313	33,086	11,359,747	25,584
Consumer real estate:
Commercial purpose	2,914,531	2,703	2,095,336	1,012
Mortgage - Residential	-	-	-	-
Home equity and home equity	-	-	-	-
lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$25,680,298	$66,619	$29,174,944	$28,941

For loans where impairment is measured based on the present value of expected future cash flows, subsequent changes in present value and related allowance adjustments resulting from the passage of time are accounted for within the provision of loan losses rather than interest income.

Troubled Debt Restructurings

The Corporation may agree to modify the terms of a loan to improve its ability to collect amounts due. The modified terms are intended to enable customers to mitigate the risk of foreclosure by creating a payment structure that provides for continued loan payment requirements based on their current cash flow ability. Modifications, including renewals where concessions are made by the Bank and result from the debtor’s financial difficulties are considered troubled debt restructurings (TDRs).

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

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any other of their debt

2.	It is likely that the borrower would default on any of their debt if the concession was not granted

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted

4.	The borrower has declared, or is in the process of declaring bankruptcy

5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	March 31, 2012			December 31, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial	$522,828	$205,126	$727,954	$238,518	$298,783	$537,301
Commercial real estate:
Construction, land development, and other land	266,134	3,510,888	3,777,022	20,093	4,564,389	4,584,482
Owner occupied	1,463,207	2,849,775	4,312,982	1,104,525	3,306,354	4,410,879
Nonowner occupied	2,010,951	3,398,479	5,409,430	2,360,989	2,498,049	4,859,038
Consumer real estate:
Commercial purpose	226,843	1,787,632	2,014,475	228,356	2,024,973	2,253,329
Mortgage - Residential	347,522	959,336	1,306,858	351,090	770,376	1,121,466
Home equity and home equity lines of credit	52,828	211,627	264,455	-	213,528	213,528
Consumer and Other	-	96,277	96,277	88,500	10,673	99,173
Total	$4,890,313	$13,019,140	$17,909,453	$4,392,071	$13,687,125	$18,079,196

Troubled debt restructured loans may qualify for return to accrual status if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date. In addition, the collection of future payments must be reasonably assured.

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-
Owner occupied	-	-	-
Nonowner occupied	2	611,179	611,179
Consumer real estate:
Commercial purpose	-	-	-
Mortgage - Residential	1	207,156	207,156
Home equity and home equity lines of credit	1	53,215	53,215
Consumer and Other	-	-	-
Total	4	$871,550	$871,550

Two commercial real estate loans with an aggregate recorded investment of $1,165,642 that were modified as TDRs in the last twelve months defaulted during the three months ended March 31, 2012. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

	Loans Restructured in the Three Months Ended March 31, 2012
	Non-Market Interest Rate		Non-Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment

Commercial	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-
Owner occupied	-	-	-	-
Nonowner occupied	1	143,039	1	468,140
Consumer real estate:
Commercial purpose	-	-	-	-
Mortgage - Residential	1	207,156	-	-
Home equity and home equity lines of credit	1	53,215	-	-
Consumer and Other	-	-	-	-
Total	3	$403,410	1	$468,140

During the three month period ended March 31, 2012, non-market interest rate restructurings included pre-modification recorded investments of approximately $196,000 related to performing loans that were renewed at either their existing contractual rates or non-market interest rates.

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models such as matrix pricing models (Level 2). Matrix pricing is a mathematical technique widely used in the financial industry to value debt securities without relying on quoted market prices for specific securities but rather by relying on securities’ relationships to other benchmark quoted prices. Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, municipal bonds and preferred stock securities. Level 3 securities include private collateralized mortgage obligations. The fair value measurement of our only Level 3 security, a non-agency mortgage-backed security, and details regarding significant unobservable inputs and assumptions used in estimating its fair value, is detailed in Note 3, Investment Securities.

Fair value of assets measured on a recurring basis:

	Fair Value Measurements at March 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$1,312,222	$-	$1,312,222	$-
U.S. agency securities	4,303,713	-	4,303,713	-
Mortgage-backed/CMO securities	44,429,688	-	42,366,610	2,063,078
Preferred stock securities	112,800	-	112,800	-
Total investment securities available for sale	$50,158,423	$-	$48,095,345	$2,063,078

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Obligations of state and political subdivisions	$1,311,771	$-	$1,311,771	$-
U.S. agency securities	7,007,958	-	7,007,958	-
Mortgage-backed/CMO securities	23,896,743	-	21,833,229	2,063,514
Preferred stock securities	108,400	-	108,400	-
Total investment securities available for sale	$32,324,872	$-	$30,261,358	$2,063,514

The reconciliation for the asset classified by the Corporation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 is as follows:

Fair value of non-agency mortgage-backed security, beginning of period (1)	$2,063,514
Total gains (losses) realized/unrealized:
Included in earnings (2)	-
Included in other comprehensive income (loss) (2)	94,426
Purchases, issuances, and other settlements	(94,862)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, March 31, 2012	$2,063,078

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2012	$-

(1)	Non-agency mortgage-backed security classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Realized gain (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Other real estate owned. Real estate acquired through foreclosure or deed-in-lieu is adjusted to fair value less costs to sell upon transfer of the loan to other real estate owned, usually based on an appraisal of the property. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less costs to sell. A valuation based on a current appraisal or by a broker’s opinion is considered a Level 2 fair value. If management determines the fair value of the property is further impaired below the appraised value and there is no observable market price, the Corporation records the property as nonrecurring Level 3.

Fair value on a nonrecurring basis is as follows:

	Fair Value Measurements at March 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$22,274,911	-	-	22,274,911
Other real estate owned	3,252,862	-	-	3,252,862

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$22,235,965	$-	$-	$22,235,965
Other real estate owned	3,026,073	-	-	3,026,073

(1)	Represents carrying value and related write-downs and specific reserves on loans for which fair value is measured using either the appraised value of the underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate, and other unobservable inputs.

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

Fair-value methods and assumptions for the Corporation’s financial instruments are as follows:

Cash and cash equivalents – The carrying amounts reported in the consolidated balance sheet for cash and due from banks and short term investments reasonably approximate those assets’ fair values.

Investment securities – Fair values for investment securities are determined as discussed above.

FHLBI and FRB stock – The carrying amount is the estimated fair value of FHLBI and FRB stock. Due to restrictions placed on transferability, these equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value.

Loans – For variable-rate loans that reprice frequently, fair values are generally based on carrying values, adjusted for credit risk. The fair value of fixed-rate loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans are not recorded at fair value on a recurring basis. As noted above, from time to time, we record nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs or specific reserves that are based on an observable market price or a current estimate of collateral value. These loans are reported in the nonrecurring table above at initial recognition of impairment and on an ongoing basis until recovery or charge off,

Accrued interest income – The carrying amount of accrued interest income is a reasonable estimate of fair value.

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

The carrying amount, estimated fair value and level within the fair value hierarchy of the Corporation’s financial instruments are as follows:

	Level in	March 31, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	Level 1	$30,267,000	$30,267,000	$50,019,000	$50,019,000
Short term investments	Level 2	197,000	197,000	197,000	197,000
Investment securities	Level 2	48,095,000	48,095,000	30,261,000	30,261,000
Non-agency mortgage-backed security	Level 3	2,063,000	2,063,000	2,064,000	2,063,000
FHLBI and FRB stock	Level 2	779,000	779,000	779,000	779,000
Loans, net (a)	Level 3	192,059,000	193,401,000	196,154,000	197,088,000
Accrued interest income	Level 2	722,000	722,000	739,000	739,000

Financial liabilities:
Deposits	Level 2	$277,470,000	$277,650,000	$283,653,000	$284,547,000
Other borrowings	Level 2	80,000	80,000	60,000	60,000
Accrued interest expense	Level 2	117,000	117,000	136,000	136,000

(a) Included $22.3 million and $22.2 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, respectively.

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

8. Net Income (Loss) per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share is the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. The Corporation follows guidance included in ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security and has been included in determining both basic and diluted earnings per share. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share, as the impact would be anti-dilutive.

	First Quarter
	2012	2011(1)

Weighted average shares outstanding	457,402	457,279
Weighted average unvested restricted stock outstanding	6,916	-
Weighted average basic and diluted shares outstanding	464,318	457,279

Net income (loss) available to common shareholders	$45,922	$(222,758)
Basic and diluted net income (loss) per share	$0.10	$(0.49)

(1) Number of shares is adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

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

A summary of the activity under the LTIP for the three months ended March 31, 2012 and 2011 is presented below:

	2012		2011
		Weighted-Average Grant Date		Weighted-Average Grant Date
Restricted Stock Awards (1)	Shares	Fair Value	Shares (1)	Fair Value
Outstanding at January 1,	40	$98.88	173	$112.20
Granted	-	-	-	-
Vested	(11)	120.01	(28)	134.05
Forfeited	-	-	-	-
Outstanding at March 31,	29	$91.00	145	$107.96

(1) Number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

The total fair value of the awards vested during the three months ended March 31, 2012 and 2011 was $1,307 and $3,780, respectively. As of March 31, 2012, there was approximately $2,600 of total unrecognized compensation cost related to nonvested stock awards under the LTIP. That cost is expected to be recognized over a weighted-average period of less than one year.

10. Income Taxes

The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

No income tax expense was recognized on the Corporation’s pre-tax income for the quarter ended March 31, 2012 due to the Corporation’s tax loss carry forward position. In the first quarter of 2011, the Corporation recorded a deferred tax valuation allowance against the tax benefit related to the respective pre-tax losses incurred during the period due to the uncertainty of future taxable income necessary to realize the recorded net deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three months ended March 31, 2012 and 2011, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

The Bank is currently “significantly undercapitalized” by regulatory standards. On September 24, 2009, the Bank became subject to the terms of a Consent Order agreement with the Office of the Comptroller of the Currency (“OCC”). The Consent Order requires management and the board of directors to take certain actions to improve the financial condition of the Bank, including achieving and maintaining minimum leverage and total risk-based capital ratios of at least 8.5% and 11%, respectively, by January 22, 2010. To date, the Bank has failed to meet these required minimum ratios and is currently out of compliance with these required minimum capital ratios as well as other requirements of the Consent Order. In light of the Bank’s noncompliance with the Consent Order, recent losses, deficient capital position and the uncertainty regarding the ability to raise additional equity capital, management believes it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC. See also the “Capital” and “Regulatory Enforcement Action” sections of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2007. In particular, Michigan’s unemployment rate at March 2012, although improved from 2011 and 2010 levels, remains above the national average and among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have adverse consequences as described below in “Loans and Asset Quality”.

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

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the Bank’s ability to continue operating as a going concern. Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it difficult to continue as a going concern. (At March 31, 2012, our nonperforming assets exceed the sum of the Bank’s capital and allowance for loan losses by approximately 36.9%). As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing portfolio is, in many respects, dependent on external factors such as our borrowers’ ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse that we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent. Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

As fully described in Note 2, “Regulatory Matters and Going Concern”, of the consolidated financial statements included in the 2011 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives identified in its recovery plan to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory oversight or enforcement action. Any further declines in the Bank’s capital levels may result in more severe regulatory oversight or enforcement action by either the OCC or FDIC, including the possibility of regulatory receivership.

It is against this backdrop that we discuss our financial condition and results of operations for the three months ended March 31, 2012 as compared to same three month period in 2011.

Earnings

	(in thousands, except per share data)
	First Quarter
	2012	2011
Net income (loss)	$46	$(223)
Basic and diluted net income (loss) per share	$0.10	$(0.49)

Net income for the three months ended March 31, 2012 increased by $269,000 compared to the same period last year. In the first quarter of 2012, the provision for loan losses decreased by $350,000, noninterest income increased by $27,000, and noninterest expense decreased by $63,000.

Net Interest Income

	(in thousands)
	First Quarter
	2012	2011
Interest and dividend income	$2,913	$3,227
Interest expense	308	451
Net Interest Income	$2,605	$2,776

Interest Yields and Costs

The following shows an analysis of net interest margin for the three months ended March 31:

	(in thousands)
	For the three months ended March 31,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Interest earning assets:
Short term investments	$197	$0.10	0.23%	$196	$0.20	0.44%
Securites: Taxable	39,253	212.7	2.17%	25,293	199.2	3.15%
Tax-exempt (1)	1,285	20.2	6.28%	6,303	94.4	5.99%
Commercial loans (2)(3)	178,762	2,372.3	5.24%	201,728	2,579.7	5.12%
Consumer loans (2)(3)	14,429	182.9	5.10%	16,161	219.3	5.50%
Real estate loans (2)(3)	14,651	143.2	3.91%	16,048	174.3	4.35%
Total earnings and total interest income	248,577	2,931.4	4.67%	265,729	3,267.1	4.92%
Cash and due from banks	40,470			35,791
All other assets	12,242			13,819
Allowance for loan losses	(12,866)			(14,099)
Total Assets	$288,423			$301,240
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,180	$1.7	0.02%	$29,430	$2.5	0.03%
Savings	40,745	2.5	0.02%	40,157	12.9	0.13%
MMDA	36,426	48.7	0.54%	36,868	58.6	0.64%
Time	92,573	255.1	1.11%	103,551	377.0	1.48%
Total interest bearing liabilities and total interest expense	197,924	308.0	0.63%	210,006	451.0	0.87%
Non-interest bearing deposits	81,829			78,921
All other liabilities	1,975			2,128
Shareholders' Equity	6,695			10,185
Total Liabilities and Shareholders' Equity	$288,423			$301,240
Interest spread			4.04%			4.05%
Net interest income - FTE		$2,623.4			$2,816.1
Net interest margin			4.17%			4.23%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	For purposes of the computation above, average non-accruing loans of $22,999,000 in 2012 and $30,818,000 in 2011 are included in the average daily loan balance.
(3)	Interest on loans includes origination fees totaling $15,000 in 2012 and $27,000 in 2011.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $336,000 (10.3%) in the first quarter of 2012 compared to the first quarter of 2011. This was due to a decrease in average earning assets of $17,152,000 (6.5%) combined with a decrease in the yield on average earning assets of 25 basis points.

The average balance of securities increased $8,942,000 (28.3%) in the first quarter of 2012 compared to the same period in 2011. This increase was due to $37,940,000 of investment security purchases made from April 2011 through March 2012 which included re-investment of $14,311,000 of run-off experienced from securities being called, matured, or paid down and re-investment of approximately $15,000,000 of proceeds received from security sales in December 2011. In addition, during this same period, additional purchases were made to gradually invest a portion of the Bank’s excess on-balance liquidity into interest earning assets. The yield on average security balances decreased 142 basis points in the first quarter of 2012 compared to 2011. First quarter 2012 investment yields were impacted by the sales of higher yielding securities in December 2011 and the comparatively lower yields of new securities acquired in the current rate environment.

Loan average balances decreased $26,095,000 (11.2%) in the first quarter of 2012 compared to the same period last year and the average yield increased 5 basis points. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $22,966,000 (11.4%) in the first quarter of 2012 compared to 2011 while the average yield increased 12 basis points. Commercial loans have continued to decrease due to receipt of scheduled payments, charge offs and decreased loan originations. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

Loan yields in 2012 continue to be negatively impacted by the elevated level of nonperforming loans. Management expects the average balance of nonperforming loans to continue to decrease but remain elevated in 2012, adversely impacting net interest income. Moreover, competitive pressures as well as the weakened local economy have had, and are expected to continue to have, a negative impact on commercial loan balances and yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the first quarter of 2012 decreased $143,000 (31.7%) compared to the first quarter of 2011. This was the result of lower interest rates paid on deposits of 24 basis points combined with lower average deposit balances of $12,082,000 (5.8%).

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $80,600,000 at March 31, 2012 or about 28.2% of total assets. This compares to $82,500,000 or about 28.3% of total assets at year-end 2011. Liquidity is important for financial institutions because of the need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s liquid assets at March 31, 2012, investment securities with a fair value of approximately $45,470,000 were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis (“FHLBI”), to secure public deposits or for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $33,500,000 at March 31, 2012 and $34,700,000 at December 31, 2011, respectively. The Bank had $1.1 million of brokered deposits at March 31, 2012. Due to the Bank’s capital classification as “significantly undercapitalized” at March 31, 2012, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At March 31, 2012, the Bank had a $36,000,000 line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $12,000,000 line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At March 31, 2012, the Bank had no borrowings outstanding against these lines of credit.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of March 31, 2012:

	(in thousands)
	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
Assets:
Loans	$88,675	$53,122	$61,563	$701	$204,061
Securities	4,317	12,169	29,339	5,112	50,937
Short term investments	197	-	-	-	197
Total rate sensitive assets	$93,189	$65,291	$90,902	$5,813	$255,195

Liabilities:
NOW, Savings & MMDA	$36,179	$-	$-	$69,894	$106,073
Time Deposits	14,386	49,908	26,122	26	90,442
Total rate sensitive liabilities	$50,565	$49,908	$26,122	$69,920	$196,515

Rate sensitivity GAP and ratios:
GAP for period	$42,624	$15,383	$64,780	$(64,107)
Cumulative GAP	42,624	58,007	122,787	58,680

Cumulative rate sensitive ratio	1.84	1.58	1.97	1.30
December 31, 2011 rate sensitive ratio	1.59	1.43	1.80	1.21

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 158% asset sensitive as of March 31, 2012.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin. This modeling indicates that a 100 basis point gradual decrease in interest rates would decrease net interest income by approximately 0.9% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 5.1% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans

	(in thousands)
	First Quarter
	2012	2011
Provision for loan losses	$450	$800

The first quarter 2012 provision for loan loss expense of $450,000 decreased $350,000 from the same prior year period. The reduced current period provision reflects continued trends of decreases in current and newly identified nonperforming loans, a gradual stabilization in real estate values for certain problem credits and continued shrinkage in the overall loan portfolio, relative to conditions faced by the Bank one year ago. Although reduced from the prior year period, provision expense remains elevated due to continued economic stress in the Bank's market areas as well as the overall elevated levels of historical loan loss experienced by the Bank in recent years.

Loan charge offs during the first quarter of 2012 totaled $1,568,000 and included approximately $539,000 of delinquent and current property tax payments (i.e., protective advances) made by the Bank to protect its interest in collateral scheduled for tax sale. Specific reserves were established in prior periods for these potential tax payments and carried against the related problem loans as estimates of potential loss, if the Bank was required to pay the taxes. A significant portion of the remaining charge offs recognized in the first quarter of 2012 continued to relate to certain existing impaired loans resulting from declines in the value of real estate collateral securing our loans and management’s determination of certain borrowers’ inability to support future cash flow projections. However, in more recent quarters, the general rate of decline in real estate values has slowed and may portend a decrease in future charge offs as the Bank’s higher risk commercial real estate portfolio continues to shrink.

In recent quarters we have also experienced a decline in the pace of commercial loans migrating to lower loan risk grades, which receive higher allocations in our allowance for loan loss analysis. We have also experienced an improvement in the quality of some credits resulting in improved loan grades and lower reserve allocations. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $450,000 for the first quarter of 2012 and the level of the allowance for loan losses of $12,001,897 at March 31, 2012.

Loans and Asset Quality

The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged a 1-4 family residential property as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans.

The following table shows the balance and percentage composition of loans as of:

	(in thousands)
	March 31, 2012		December 31, 2011
Secured by real estate:	Balances	Percent	Balances	Percent
Residential first mortgage	$21,492	10.5%	$21,755	10.4%
Residential home equity/other junior liens	10,665	5.2%	12,246	5.9%
Construction, land development and other land loans	12,411	6.2%	13,917	6.7%
Commercial (nonfarm, nonresidential)	139,501	68.3%	142,539	68.2%
Commercial	15,701	7.4%	13,590	6.5%
Consumer and Other	4,476	2.4%	4,993	2.3%
Total gross loans	204,246	100.0%	209,040	100.0%
Net unearned fees	(185)		(196)
Total loans	$204,061		$208,844

The loan portfolio decreased $4,783,000 (2.3%) in the first three months of 2012. During the three months of 2012, construction, land development and other land loans decreased $1,506,000 (10.8%), loans secured by nonresidential properties (owner occupied and nonowner occupied) decreased $3,038,000 (2.1%), commercial loans increased $2,111,000 (15.5%), and loans secured by consumer real estate decreased $1,844,000 (5.4%).

The decrease in nearly all portfolio segments was primarily attributable to the receipt of scheduled payments. In addition, charge offs of approximately $1,029,000 (net of $539,000 of charge offs for protective advances discussed above), transfers to other real estate totaling $383,000, and approximately $1,350,000 of negotiated pay-downs and settlements received on problem loans contributed to the $4,783,000 net decrease in loans. The increase in commercial loans of $2,111,000 primarily related to typical seasonal draws on a line of credit by one borrower who has historically repaid the line in full during the subsequent (i.e., second) quarter.

The future size of the loan portfolio is dependent on a number of economic, competitive, and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate continued and managed shrinkage of the loan portfolio in the first quarter of 2012. Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. In addition, nonperforming loans include troubled debt restructured loans (“TDRs”) that are on nonaccrual status or past due 90 days or more. At March 31, 2012, December 31, 2011 and March 31, 2011, there were approximately $13,019,000, $13,687,000 and $7,053,000 of TDRs included in nonperforming loans. TDRs that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	(in thousands)
	March 31,	December 31,	March 31,
	2012	2011	2011
Nonaccrual loans	$22,675	$22,962	$31,805
90 days or more past due and still accruing	249	8	-
Total nonperforming loans	22,924	22,970	31,805
Other real estate owned	3,253	3,026	3,519
Total nonperforming assets	$26,177	$25,996	$35,324

Nonperforming loans as a percent of total loans	11.23%	11.00%	13.72%
Allowance for loan losses as a percent of nonperforming loans	52.36%	55.25%	43.18%
Nonperforming assets as a percent of total loans and other real estate	12.63%	12.27%	15.01%

Nonperforming loans at March 31, 2012 decreased $46,000 from December 31, 2011 and $8,881,000 from March 31, 2011. The decrease from December 31, 2011 results from the combination of approximately $1,000,000 of charge offs recognized primarily on collateral dependent loans, the upgrade of approximately $92,000 of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the transfer of approximately $383,000 of loans to other real estate owned, and approximately $1,656,000 of continued payments received from borrowers, which in aggregate, exceeded approximately $2,845,000 of newly identified nonperforming loans which were comprised principally of commercial real estate loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of March 31, 2012, approximately $13,017,000 (56.8%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties totaling $3,253,000 at March 31, 2012 and $3,026,000 at December 31, 2011. Nonperforming loans move into OREO as the foreclosure process is completed and any redemption period expires and from the receipt of deeds in lieu of foreclosure.

At March 31, 2012, impaired loans totaled approximately $24,740,000, of which $14,363,000 were assigned specific reserves of $2,465,000. Impaired loans without specific reserve allocations totaled $10,377,000, indicating that the loans are well collateralized at this time. A loan is considered impaired when it is probable that that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Of the impaired loans reported at March 31, 2012, $20,250,000 are on nonaccrual status, based on management’s assessment using criteria discussed above. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonable assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

The following table summarizes the troubled debt restructuring component of impaired loans at:

	(in thousands)
	March 31, 2012			December 31, 2011
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$4,569	$10,191	$14,760	$4,392	$11,059	$15,451
Past due 30-89 days	321	554	875	-	376	376
Past due 90 days or more	-	2,274	2,274	-	2,252	2,252
Total troubled debt restructurings	$4,890	$13,019	$17,909	$4,392	$13,687	$18,079

Troubled debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date and if collection of future payments is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2012 was $12,002,000, a decrease of $688,000 from December 31, 2011. The allowance for loan losses represented 5.88% and 6.08% of gross loans at March 31, 2012 and December 31, 2011 and provided a coverage ratio to nonperforming loans of 52.4% and 55.3% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $450,000 provision for the first quarter of 2012 and the $12,002,000 allowance as of March 31, 2012 were appropriate.

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

If the economy continues to weaken and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. Due to the uncertainty of future economic conditions and the decline in real estate values, the provision for loan losses for the balance of 2012 may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

The allowance consists of specific and general components. The specific component relates to loans that are classified as nonaccrual or to loans where borrowers are experiencing financial difficulty. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors used to reflect changes in the portfolio’s collectability not captured by historical loss data.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at March 31, 2012, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income increased in the first quarter of 2012 compared to same period in 2011.

	(in thousands)
	First Quarter
	2012	2011
Service charges and fees on deposits	$375	$355
Other fees	318	272
Trust income	46	54
Gain on sale of loans	-	31
Total	$739	$712

The increase in both deposit service charges and other fee income correlates, in part, with our restructuring of the Bank’s suite of deposit products in late 2011 to provide more competitive services to our customers while creating greater potential for the Bank to realize additional fee income based on customer account utilization and activity levels. The increase in service charges and fees on deposits primarily related to rate adjustments applied to our customers’ recurring usage of the Bank’s overdraft protection service which resulted in higher NSF fee income. Other fees increased due to check printing fees charged to a greater number of customers, increased fees earned on ATM transactions and increased network volumes providing greater (inter-change) fee income. Trust income decreased due to continued run-off in customer accounts and balances and limited new business opportunities, relative to conditions experienced in the same prior year period. In 2011, the Bank recognized gains on the sale of two government guaranteed SBA loans.

Noninterest Expense

Noninterest expense decreased in the first quarter of 2012 compared to the same period in 2011. Due to the challenging economic environment, management continues to be focused on initiatives to better control and reduce noninterest expense.

	(in thousands)
	First Quarter
	2012	2011
Salaries and employee benefits	$1,242	$1,212
Occupany expense	231	271
Equipment expense	93	79
Professional and service fees	390	351
Loan collection and foreclosed property expense	119	152
Computer service fees	113	113
Computer software amortization expense	57	60
FDIC assessment fees	251	325
Insurance expense	147	147
Printing and supplies	35	30
Director fees	20	19
Net loss on sale/writedown of OREO and repossessions	5	25
Other expenses	145	127
Total	$2,848	$2,911

The most significant component of our noninterest expense is salaries and employee benefits. The increase in salaries and employee benefits primarily resulted from the hiring of a marketing director and a chief credit officer in the second and fourth quarter of 2011, respectively. Partially offsetting these salary increases, the Bank received a credit in the first quarter of 2012 to adjust previously estimated group medical insurance premiums, effective to the contract renewal date in December 2011.

Occupancy expense decreased primarily due to the warmer weather experienced in the first quarter of 2012, which lowered snow removal expense and utility costs. Equipment expense increased in the first quarter of 2012 related to depreciation of computers purchased in the second quarter of 2011.

Professional and service fees increased primarily due to increased legal fees related to the continued efforts to recapitalize the Corporation and additional audit and consulting related fees.

FDIC assessments decreased as a result of changes in the assessment base implemented by the FDIC beginning April 1, 2011 and the Bank’s reduced asset size relative to same prior year period.

Loan collection and foreclosed property expenses include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. These expenses decreased due to fewer newly identified problem loans and a decrease in the level of other real estate properties owned by the Bank during the first quarter of 2012 relative to the same period in 2011.

Other expenses were elevated in the first quarter of 2012 relative to 2011 primarily due to losses incurred for fraudulent debit card activity.

Federal Income Tax Expense (Benefit)

We recorded no federal income tax expense for the quarter ended March 31, 2012 due to the Corporation’s tax loss carry forward position. Due to the uncertainty of generating future taxable income necessary to realize the recorded net deferred tax asset, the Corporation has recorded a valuation allowance against the tax benefit related to its cumulative pre-tax losses, including the pre-tax loss incurred during the three month period ended March 31, 2011.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$9,929,000	4.61%	$17,247,000	8.00%	$21,559,000	10.00%
FNBH Bancorp	9,695,000	4.50%	17,247,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,116,000	3.30%	8,624,000	4.00%	12,936,000	6.00%
FNBH Bancorp	6,881,000	3.19%	8,624,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,116,000	2.47%	11,537,000	4.00%	14,421,000	5.00%
FNBH Bancorp	6,881,000	2.39%	11,537,000	4.00%	N/A	N/A

As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$9,987,000	4.49%	$17,811,000	8.00%	$22,264,000	10.00%
FNBH Bancorp	9,742,000	4.38%	17,811,000	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,078,000	3.18%	8,906,000	4.00%	13,358,000	6.00%
FNBH Bancorp	6,833,000	3.07%	8,906,000	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,078,000	2.44%	11,606,000	4.00%	14,507,000	5.00%
FNBH Bancorp	6,833,000	2.36%	11,606,000	4.00%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At March 31, 2012 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s recent losses and capital position at March 31, 2012, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital.

In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2 of the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing. The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to significantly undercapitalized to critically undercapitalized.

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

During 2011 and through the current date, we have worked with financial and legal advisors to pursue various transactions that would provide additional capital to the Bank. We continue to actively pursue these transactions.

However, the Corporation’s alternatives for additional capital are somewhat limited. The ongoing liquidity concerns in the broader market and the loss of confidence in financial institutions will likely serve to increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. While the Company is hopeful that its ongoing efforts to raise additional capital will be successful, there are significant hurdles that remain in order for the Company to raise the amount of capital necessary for the Bank to comply with the requirements of the Consent Order. An inability to raise capital would likely have a materially adverse effect on our business, financial condition and results of operations. Management’s future plans in response to the Bank’s “significantly undercapitalized” regulatory classification and the need to raise additional capital pursuant to the Consent Order are described more fully in Note 2 of the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and success of any capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. During the quarters ended March 31, 2012 and 2011, the holding company incurred pre-tax expenses totaling approximately $30,000 and $13,000, respectively.

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

In addition to the minimum capital ratios, the Consent Order imposes several other requirements on the Bank. The Bank has taken a number of actions to address such other requirements (many of which were underway well before the Consent Order was issued), including:

•	the Board of Directors of the Bank appointed a Compliance Committee to ensure the Bank's compliance with the Consent Order and periodically report on such compliance efforts to the OCC;

•	the Bank adopted a written strategic plan that intended, among other things, to address many of the requirements set forth in Consent Order, and the Bank has taken ongoing actions to monitor the Bank's performance relative to the strategic plan;

•	the Bank enhanced its liquidity risk management program via improved procedures for cash flow forecasting, monitoring and reporting, development of a contingency funding plan and increased its borrowing availability under lines of credit secured by certain pledged loans and investments;

•	the Bank has implemented numerous policies and procedures intended to improve asset quality levels within the loan portfolio, including: identifying, monitoring, and reporting of problem loans via application of a comprehensive risk grade assessment system; development of specific workout strategies on all significant impaired loans; attempted restructuring of certain problem credits to mitigate the extent of potential future loss by the Bank; and, overall improvements to underwriting policies and credit structuring practices;

•	the Bank engaged an independent third-party loan review specialist to assess the Bank's ability to effectively assign appropriate risk grades and identify problem loans;

•	the Bank engaged an independent third-party to validate the Bank's allowance for loan loss methodology to ensure it conforms with regulatory guidance and accounting principles generally accepted in the United States of America, including an evaluation of the key assumptions used in the loan loss analysis;

•	the Bank enhanced its policies and procedures for obtaining and reviewing appraisals on property securing loans made by the Bank;

•	the Bank implemented a practice of developing a written action plan for each parcel of other real estate owned;

•	the Bank has taken ongoing actions in an effort to reduce the Bank's concentration in commercial real estate (CRE) loans and construction and development (C&D) loans;

•	the Bank has taken ongoing actions to improve many aspects of its credit and loan policies and programs; and

•	the Bank enhanced its program designed to maintain an adequate allowance for loan and lease losses (ALLL).

While the Bank believes it has made significant progress in its efforts to comply with all requirements of the Consent Order other than the minimum capital requirements, the OCC continues to cite deficiencies and noncompliance with respect to each of the requirements of the Consent Order. As such, additional, ongoing actions by the Bank are required in order to be in compliance with the Consent Order as ultimately determined by the OCC. While the OCC could take further and immediate regulatory enforcement action against the Bank if the OCC believes the Bank is not in compliance with any requirement of the Consent Order, the Bank currently believes its failure to meet the minimum capital requirements established by the Consent Order is the primary risk factor in determining the likelihood and extent of any further, more severe regulatory enforcement action (such as receivership of the Bank).

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

Critical Accounting Policies

The Corporation maintains critical accounting policies for the valuation of investment securities, the allowance for loan losses, and income taxes. Refer to Notes 1c, 3, 1e, and 1k of the December 31, 2011 Consolidated Financial Statements as included in Form 10-K for additional information on critical accounting policies.

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $135,000 at March 31, 2012 and $132,000 at December 31, 2011, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2012 and December 31, 2011, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statement prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities was not permitted. Disclosure of the fair value levels of our financial assets and liabilities was added to Note 3 and 7 upon adoption of this standard in the first quarter of 2012.

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220); Presentation of Comprehensive Income. This ASU amends accounting standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Presentation of comprehensive income in a separate statement was added upon adoption of this standard in the first quarter of 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2011. For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2012. Based on that evaluation and the identification of a material weakness in the Corporation’s internal control over financial reporting in January 2012 (see below) the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls were not effective at March 31, 2012 to ensure that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

In light of the existing material weakness, in preparing the Corporation’s interim consolidated financial statements included in this report, the Corporation performed a thorough review of the determination of completeness and accuracy of the allowance for loan losses and the provision for loan losses, as well as the timeliness of charge offs on impaired loans and identification of other real estate owned to ensure that the Corporation’s interim consolidated financial statements included in this report have been prepared in accordance with U.S. GAAP. The Corporation’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Corporation’s interim consolidated financial statements included in this report fairly present in all material respects the Corporation’s financial condition, results of operations and cash flows for the periods presented in this report.

For complete information regarding management’s identification of a material weakness in January 2012, the determination that a material weakness existed at December 31, 2011, and management’s plan to remediate the material weakness, refer to Item 9A. Controls and Procedures of the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2011.

Management began to execute remediation plans during the first quarter of 2012. These remedial actions are expected to strengthen the Corporation’s internal control over financial reporting and will, over time, address the material weakness identified in January 2012. Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the related material weakness has been remediated. The Corporation cannot provide any assurance that these remediation efforts will be successful or that the Corporation’s internal control over financial reporting will be effective as a result of these efforts.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2012 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended March 31, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date: May 15, 2012

