Form 10-Q
period 2012-06-30
FNBH BANCORP INC
filed 2012-08-14
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 454,327 shares of the Corporation’s Common Stock (no par value) were outstanding as of August 14, 2012.

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to achieve or maintain certain regulatory capital standards; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2012; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to successfully raise new equity capital and/or our ability to implement our capital restoration and recovery plan;
•	our ability to continue as a going concern in light of the uncertainty regarding the extent and timing of possible future regulatory enforcement action against the Bank;
•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
•	our ability to comply with the various requirements imposed by the Consent Order against the Bank;
•	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
•	the ability of our Bank to attain and maintain certain regulatory capital standards;
•	limitations on our ability to access and rely on wholesale funding sources;
•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and
•	implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry

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

Part I - Financial Information

Item 1. Financial Statements

FNBH BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
	(in thousands, except share amounts)
Assets
Cash and due from banks	$26,512	$50,020
Short term investments	197	197
Total cash and cash equivalents	26,709	50,217

Investment securities:
Investment securities available for sale, at fair value	70,969	32,325
FHLBI and FRB stock, at cost	779	779
Total investment securities	71,748	33,104

Loans held for investment:
Commercial	164,640	179,381
Consumer	13,871	14,674
Real estate mortgage	13,968	14,789
Total loans held for investment	192,479	208,844
Less allowance for loan losses	(12,162)	(12,690)
Net loans held for investment	180,317	196,154
Premises and equipment, net	7,375	7,494
Other real estate owned, held for sale	3,331	3,026
Accrued interest and other assets	2,083	2,085
Total assets	$291,563	$292,080

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$87,924	$83,506
NOW	28,878	27,723
Savings and money market	77,828	77,291
Time deposits	87,186	91,756
Brokered certificates of deposit	1,118	3,376
Total deposits	282,934	283,652
Other borrowings	125	60
Accrued interest, taxes, and other liabilities	1,867	1,758
Total liabilities	284,926	285,470

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 11,000,000 shares at June 30, 2012 and 7,000,000 shares at December 31, 2011; 454,327 shares issued and outstanding at June 30, 2012 and 453,533 shares issued and outstanding at December 31, 2011	7,200	7,082
Retained deficit	(868)	(825)
Deferred directors' compensation	461	577
Accumulated other comprehensive loss	(156)	(224)
Total shareholders' equity	6,637	6,610
Total liabilities and shareholders' equity	$291,563	$292,080

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,504	$2,939	$5,191	$5,904
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	281	275	488	469
Obligations of states and political subdivisions	12	68	26	131
Other securities	6	7	12	12
Interest on short term investments	1	1	1	1
Total interest and dividend income	2,804	3,290	5,718	6,517
Interest expense	276	400	584	851
Net interest income	2,528	2,890	5,134	5,666
Provision for loan losses	450	3,800	900	4,600
Net interest income (deficiency) after provision for loan losses	2,078	(910)	4,234	1,066
Noninterest income:
Service charges and other fee income	689	672	1,382	1,299
Trust income	46	49	91	103
Other	(3)	1	(3)	32
Total noninterest income	732	722	1,470	1,434
Noninterest expense:
Salaries and employee benefits	1,233	1,170	2,475	2,382
Net occupancy expense	172	209	403	480
Equipment expense	82	102	175	180
Professional and service fees	456	403	846	753
Loan collection and foreclosed property expenses	168	111	287	264
Computer service fees	112	109	225	222
Computer software amortization expense	5	59	62	119
FDIC assessment fees	252	258	503	584
Insurance	148	136	294	283
Printing and supplies	57	51	92	80
Director fees	20	20	40	39
Net loss on sale/writedown of OREO and repossessions	13	17	19	43
Other	181	168	326	295
Total noninterest expense	2,899	2,813	5,747	5,724
Loss before federal income taxes	(89)	(3,001)	(43)	(3,224)
Federal income tax expense (benefit)	-	(78)	-	(78)
Net loss	$(89)	$(2,923)	$(43)	$(3,146)

Per share statistics:
Basic and diluted EPS	$(0.19)	$(6.39)	$(0.09)	$(6.88)
Basic and diluted average shares outstanding	457,413	457,311	457,408	457,295

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(89)	$(2,923)	$(43)	$(3,146)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available for sale during the period	107	330	71	408
Less: reclassification adjustment for gain (loss) recognized in earnings, net of tax	(3)	-	(3)	-
Comprehensive income (loss)	$15	$(2,593)	$25	$(2,738)

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2011	$6,935	$2,748	$708	$(257)	$10,134
Earned portion of long term incentive plan	6				6
Issued 878 shares for deferred directors' fees	131		(131)		-
Net loss		(3,146)			(3,146)
Other comprehensive income				408	408
Balances at June 30, 2011	$7,072	$(398)	$577	$151	$7,402

Balances at January 1, 2012	$7,082	$(825)	$577	$(224)	$6,610
Earned portion of long term incentive plan	2				2
Issued 774 shares for deferred directors' fees	116		(116)		-
Net loss		(43)			(43)
Other comprehensive income				68	68
Balances at June 30, 2012	$7,200	$(868)	$461	$(156)	$6,637

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net loss	$(43)	$(3,146)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	900	4,600
Depreciation and amortization	258	345
Deferred income tax (benefit) expense	-	(78)
Net amortization on investment securities	326	166
Loss on sale of available for sale securities	3	-
Earned portion of long term incentive plan	2	6
Loss on disposal of premises and equipment	-	2
Net loss on the sale/writedown of OREO and repossessions	19	43
(Increase) decrease in accrued interest income and other assets	(12)	508
Increase in accrued interest, taxes, and other liabilities	109	72
Net cash from operating activities	1,562	2,518
Cash flows from investing activities
Purchases of available for sale securities	(50,733)	(16,085)
Proceeds from sales of available for sale securities	247	-
Proceeds from maturities and calls of available for sale securities	6,990	250
Proceeds from mortgage-backed securities paydowns - available for sale	4,591	2,392
Proceeds from repurchase of FHLBI stock	-	122
Net decrease in loans	14,318	9,093
Proceeds from sale of OREO and repossessions	295	1,387
Capital expenditures	(125)	(209)
Net cash used for investing activities	(24,417)	(3,050)
Cash flows from financing activites:
Net decrease in deposits	(718)	(12,152)
Proceeds from borrowings	65	-
Net cash used for financing activities	(653)	(12,152)
Net change in cash and cash equivalents	(23,508)	(12,684)
Cash and cash equivalents at beginning of period	50,217	40,572
Cash and cash equivalents at end of period	$26,709	$27,888

Supplemental disclosures:
Interest paid	$609	$893
Loans transferred to other real estate	619	1,055
Loans charged off	2,365	6,054

See notes to interim consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

2. Financial Condition and Management’s Plan

In light of the Bank’s recent losses, insufficient capital position at June 30, 2012 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversight of the Bank. In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability. In response to these difficult market conditions and regulatory standing, management has embarked on various initiatives to mitigate the impact of the economic and regulatory challenges facing the Bank. However, even if successful, implementation of all components of management’s plan is not expected to ensure profitable results in 2012 and may not be successful in maintaining the Bank or the Corporation as a going concern. Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2011 Annual Report within the Corporation’s Form 10-K filing.

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

On May 8, 2012, the Corporation accepted subscription commitments from accredited investors pursuant to which the Corporation agreed to sell, subject to the satisfaction of certain conditions, securities denominated as "Units" solely to accredited investors (the "Capital Raise"). Each Unit was offered for a price of $1,500 and consists of 715 shares of the Corporation's common stock and $1,000 principal amount of 10% subordinated debentures to be issued by the Corporation. Some, but not all, of these subscription commitments have been funded into escrow pending the closing of the Capital Raise.

The closing of the Capital Raise is subject to material conditions, including a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company. The satisfaction or waiver of these conditions is largely out of the control of the Corporation. If the conditions to the closing of the Capital Raise are not satisfied or waived, the closing will not occur. If the closing occurs as a result of the waiver of such conditions, there can be no assurances that the Bank will not continue to be subject to regulatory enforcement action, including the Consent Order, following the closing of the Capital Raise. In light of the existence of these conditions, a reader of this Quarterly Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise will close.

If the Capital Raise closes, the Corporation intends to contribute substantially all of the proceeds from the Capital Raise (less commissions and other offering expenses and less an amount to be retained by FNBH to pay future expected holding company expenses) to the Bank in order to improve the Bank's capital levels. See also the “Capital” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

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

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2012
Obligations of state and political subdivisions	$1,035	$38	$-	$1,073
U.S. agency	3,000	17	-	3,017
Mortgage-backed/CMO	67,041	244	(551)	66,734
Preferred stock(1)	49	96	-	145
Total	$71,125	$395	$(551)	$70,969

December 31, 2011
Obligations of state and political subdivisions	$1,284	$27	$-	$1,311
U.S. agency	6,990	20	(2)	7,008
Mortgage-backed/CMO	24,226	144	(473)	23,897
Preferred stock(1)	49	60	-	109
Total	$32,549	$251	$(475)	$32,325

(1)Represents preferred stocks issued by Freddie Mac and Fannie Mae

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

At June 30, 2012 and December 31, 2011, the Corporation had one non-agency mortgage-backed security which has been impaired for more than twelve months. A summary of the par value, book value, carrying value (fair value) and unrealized loss for the security is presented below:

	June 30, 2012		December 31, 2011
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)
Par value	$2,612	100.00%	$2,791	100.00%
Book value	2,321	88.87%	2,500	89.61%
Carrying value	1,977	75.70%	2,064	73.95%
Unrealized loss	344	13.17%	437	15.66%

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

	June 30,	December 31,
	2012	2011
Weighted average remaining credit score (based on original FICO)	739	741
Primary location of underlying loans:
California	70%	70%
Florida	3%	3%
Other	27%	27%
Delinquency status of underlying loans:
Past due 30-59 days	2.34%	2.29%
Past due 60-89 days	0.82%	1.69%
Past due 90 days or more	10.48%	9.45%
In process of foreclosure	7.70%	8.24%
Held as other real estate owned	1.90%	1.65%

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

	June 30, 2012	December 31, 2011

Voluntary repayment rate (CRR)	10.17%	10.30%
Default rates:
Within next 12 months	10.02%	10.47%
Decreasing to (by month 37)	3.71%	4.29%
Decreasing to (by month 215)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	49.48%	49.94%
Per annum decrease (Years 2 - 11)	2.50%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	10.00%	11.00%
Remaining credit support provided by other collateral pools of underlying loans within the security:	2.90%	4.79%

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

At June 30, 2012, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist’s underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred. Accordingly, the unrealized (non-credit) loss on the security was determined to approximate $344,000 using the valuation methodology and applicable inputs and assumptions described above.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
June 30, 2012
Mortgage-backed/CMO	$(207)	$34,455	$(344)	$1,977	$(551)	$36,432

December 31, 2011
U.S agency	$(2)	$1,998	$-	$-	$(2)	$1,998
Mortgage-backed/CMO	(36)	6,890	(437)	2,064	(473)	8,954
Total	$(38)	$8,888	$(437)	$2,064	$(475)	$10,952

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	-	-	4,990	4,996
Maturing after five years but within ten years	3,305	3,332	2,305	2,327
Maturing after ten years	779	903	1,028	1,105
	$4,084	$4,235	$8,323	$8,428
Mortgage-backed/CMO	67,041	66,734	24,226	23,897
Total	$71,125	$70,969	$32,549	$32,325

Securities, with an amortized cost of approximately $60.1 million at June 30, 2012 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $49.7 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2011, the amortized cost of pledged securities approximated $30.0 million, including $24.2 million of securities pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at June 30, 2012 and December 31, 2011, respectively. The Bank’s investment in FRB stock, which totaled $44,000 at June 30, 2012 and December 31, 2011, is a requirement for the Bank’s membership in the Federal Reserve System. These securities can only be resold to, or redeemed by, the issuer.

4. Loans

The following is the recorded investment in portfolio loans:

	June 30,	December 31,
	2012	2011
	(in thousands)
Commercial	$12,895	$13,590
Commercial real estate:
Construction, land development, and other land	11,694	13,918
Owner occupied	53,806	61,555
Nonowner occupied	78,298	80,984
Consumer real estate:
Commercial purpose	8,130	9,080
Mortgage - Residential	15,170	15,056
Home equity and home equity lines of credit	8,347	9,865
Consumer and Other	4,316	4,992
Subtotal	192,656	209,040
Unearned income	(177)	(196)
Total Loans	$192,479	$208,844

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $80,000 at June 30, 2012 and $99,000 at December 31, 2011, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $3.7 million at June 30, 2012 and $4.0 million at December 31, 2011.

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

Activity in the allowance for loan losses by portfolio segment for the three months ended June 30 follows:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
2012
Allowance for loan losses:
Beginning balance	$565	$8,560	$2,645	$232	$12,002
Charge offs	(24)	(590)	(145)	(38)	(797)
Recoveries	85	314	92	16	507
Provision	48	1,042	(521)	(119)	450
Ending balance	$674	$9,326	$2,071	$91	$12,162

2011
Allowance for loan losses:
Beginning balance	$1,144	$10,363	$2,044	$183	$13,734
Charge offs	(1)	(3,669)	(1,002)	(53)	(4,725)
Recoveries	89	21	93	42	245
Provision	(261)	3,116	973	(28)	3,800
Ending balance	$971	$9,831	$2,108	$144	$13,054

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30 follows:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
2012
Allowance for loan losses:
Beginning balance	$636	$9,113	$2,680	$261	$12,690
Charge offs	(241)	(1,695)	(362)	(67)	(2,365)
Recoveries	113	680	103	41	937
Provision	166	1,228	(350)	(144)	900
Ending balance	$674	$9,326	$2,071	$91	$12,162

2011
Allowance for loan losses:
Beginning balance	$1,049	$10,555	$2,213	$153	$13,970
Charge offs	(225)	(4,221)	(1,508)	(100)	(6,054)
Recoveries	123	227	118	70	538
Provision	24	3,270	1,285	21	4,600
Ending balance	$971	$9,831	$2,108	$144	$13,054

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$47	$2,642	$321	$-	$3,010
Collectively evaluated for impairment	627	6,684	1,750	91	9,152
Total allowance for loan losses	$674	$9,326	$2,071	$91	$12,162

Loan balances:
Individually evaluated for impairment	$682	$25,927	$2,940	$-	$29,549
Collectively evaluated for impairment	12,213	117,872	28,707	4,316	163,108
Total loans	$12,895	$143,799	$31,647	$4,316	$192,657

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$174	$2,278	$432	$-	$2,884
Collectively evaluated for impairment	462	6,835	2,248	261	9,806
Total allowance for loan losses	$636	$9,113	$2,680	$261	$12,690

Loan balances:
Individually evaluated for impairment	$766	$21,483	$2,871	$-	$25,120
Collectively evaluated for impairment	12,824	134,974	31,130	4,992	183,920
Total loans	$13,590	$156,457	$34,001	$4,992	$209,040

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

A description of the general characteristics of each risk grade follows:

•	RATING 1 (Satisfactory – Minimal Risk) - Loans in this category are to persons or entities of unquestioned financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities on long-term debt by a substantial margin.

•	RATING 2 (Satisfactory – Modest Risk) – These loans to persons or entities with strong financial condition and above-average liquidity who have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally-generated cash flow covers current maturities on long-term debt more than adequately.

•	RATING 3 (Satisfactory - Average) – These are loans with average cash flow and ratios compared to peers. Usually RMA comparisons show where companies fall in the performance spectrum. Companies have consistent performance for 3 or more years.

•	RATING 4 (Satisfactory – Acceptable Risk) – Loans to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

•	RATING 5 (Satisfactory - Acceptable – Monitor) - These loans are characterized by borrowers who have marginal, but adequate cash flow, marginal profitability, but currently have been meeting the obligations of their loan structure. However, adverse changes in the borrower’s circumstances and/ or current economic conditions are more likely to impair their capacity for repayment. The borrower has in the past satisfactorily handled debts with the Bank, but may be experiencing some minor delinquency in making payments, or other signs of temporary cash flow issues. Borrower may be experiencing declining margins or other negative financial trends, despite the borrower’s continued satisfactory condition and positive cash flow. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement, or declining but positive repayment capacity. This classification includes loans to new or established borrowers with satisfactory loan structure, but where near term economic or business issues appears to remain stable and the near term projections would limit the ability for an improvement in the financial trends of the borrower.

•	RATING 6 (Special Mention - OAEM) - Loans in this class have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. These potential weaknesses may result in a deterioration of the repayment of the loan and increase the credit risk. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Special mention credits may include a borrower that pays the Bank on a timely basis (occasional 30 day delinquent) and may be experiencing temporary cash flow deficiencies.

•	RATING 7 (Substandard) – A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans. Substandard credits may include a borrower that pays consistently past due, has significant cash flow shortages and may have a collateral shortfall that requires a specific reserve.

•	RATING 8 (Doubtful) - This risk rating class has all of the weaknesses inherent in the substandard rating but with the added characteristic that the weaknesses make collection in full or liquidation, on the basis of currently known existing facts, condition, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full within a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status, must be non-accrual status and have a defined work-out strategy.

This is a transitional risk rating class while collateral value and other factors are assessed. Loans will remain in this class for the assessment period, but in no event for more than 1 year. If there is no improvement in the Bank’s position during that time, a charge-off will be taken to best reflect known asset collateral value. If the loan goes into a “Deeds in Redemption” status before 1 year, any shortfall will be recognized immediately.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The internal loan grading system is applied to the residential real estate portion of our consumer loan portfolio upon certain triggering events (e.g., delinquency, bankruptcy, restructuring, etc.). However, large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and they are not separately identified for impairment disclosures. The primary risk element for the residential real estate portion of consumer loans is the timeliness of borrowers’ scheduled payments. We rely primarily on our internal reporting system to monitor past due loans and have internal policies and procedures to pursue collection and protect our collateral interests in order to mitigate losses.

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans by class of loan:

	Not Rated	1	2	3	4	5	6	7	Total	Nonperforming
	(in thousands)
June 30, 2012
Commercial	$215	$689	$36	$1,163	$3,395	$4,336	$2,133	$928	$12,895	$330
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	542	4,719	896	5,537	11,694	5,396
Ownner occupied	47	-	-	2,468	17,257	22,361	4,388	7,285	53,806	4,418
Nonowner occupied	-	-	479	521	18,665	30,396	16,698	11,539	78,298	6,321
Consumer real estate:
Commercial Purpose	94	-	-	291	1,287	2,973	345	3,140	8,130	2,385
Mortgage - Residential	12,484	-	-	-	-	-	-	2,686	15,170	1,831
Home equity and home equity lines of credit	7,878	-	-	-	-	-	-	469	8,347	398
Consumer and Other	4,143	-	-	-	6	10	-	157	4,316	34
Total	$24,861	$689	$515	$4,443	$41,152	$64,795	$24,460	$31,741	$192,656	$21,113

December 31, 2011
Commercial	$33	$649	$243	$2,207	$3,875	$4,495	$760	$1,328	$13,590	$549
Commercial Real Estate:
Construction, land development, and other land	89	-	-	-	534	5,863	255	7,177	13,918	6,710
Ownner occupied	51	-	507	3,426	18,212	27,325	4,189	7,845	61,555	5,714
Nonowner occupied	-	-	-	809	25,322	36,135	6,832	11,886	80,984	5,153
Consumer real estate:
Commercial Purpose	-	-	-	309	1,719	3,027	796	3,229	9,080	2,643
Mortgage - Residential	12,639	-	-	-	-	-	-	2,417	15,056	1,587
Home equity and home equity lines of credit	9,201	-	-	-	-	-	-	664	9,865	571
Consumer and Other	4,164	-	-	431	121	117	-	159	4,992	44
Total	$26,177	$649	$750	$7,182	$49,783	$76,962	$12,832	$34,705	$209,040	$22,971

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due					Total	Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Loans	and Accruing
	(in thousands)
June 30, 2012
Commercial	$109	$169	$213	$491	$12,404	$12,895	$86
Commercial real estate:
Construction, land development, and other land	352	-	2,637	2,989	8,705	11,694
Owner occupied	790	922	1,257	2,969	50,837	53,806	-
Nonowner occupied	-	75	2,425	2,500	75,798	78,298	-
Consumer real estate:
Commercial purpose	69	59	309	437	7,693	8,130	-
Mortgage - Residential	361	306	149	816	14,354	15,170	-
Home equity and home equity lines of credit	74	88	-	162	8,185	8,347
Consumer and Other	54	15	25	94	4,222	4,316	-
Total	$1,809	$1,634	$7,015	$10,458	$182,198	$192,656	$86

December 31, 2011
Commercial	$86	$-	$137	$223	$13,367	$13,590	$9
Commercial real estate:
Construction, land development, and other land	114	49	4,072	4,235	9,683	13,918	-
Owner occupied	106	-	1,277	1,383	60,172	61,555	-
Nonowner occupied	-	162	630	792	80,192	80,984	-
Consumer real estate:
Commercial purpose	214	-	456	670	8,410	9,080	-
Mortgage - Residential	419	-	81	500	14,556	15,056	-
Home equity and home equity lines of credit	218	79	13	310	9,555	9,865	-
Consumer and Other	50	2	3	55	4,937	4,992	-
Total	$1,207	$292	$6,669	$8,168	$200,872	$209,040	$9

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	June 30,	December 31,
	2012	2011
	(in thousands)
Commercial	$244	$540
Commercial real estate:
Construction, land development, and other land	5,396	6,710
Owner occupied	4,418	5,714
Nonowner occupied	6,321	5,153
Consumer real estate:
Commercial purpose	2,385	2,643
Mortgage - Residential	1,831	1,587
Home equity and home equity lines of credit	398	571
Consumer and Other	34	44
Total	$21,027	$22,962

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
Wiith an allowance recorded:
Commercial	$597	$666	$47	$322	$369	$174
Commercial real estate:
Construction, land development, and other land	3,718	6,024	551	3,241	6,665	730
Owner occupied	4,922	6,122	733	3,351	4,540	865
Nonowner occupied	7,905	9,406	1,358	5,609	8,098	683
Consumer real estate:
Commercial purpose	1,253	1,543	321	2,075	3,288	432
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	18,395	23,761	3,010	14,598	22,960	2,884

With no allowance recorded:
Commercial	85	667	-	444	903	-
Commercial real estate:
Construction, land development, and other land	2,686	3,569	-	3,363	4,656	-
Owner occupied	2,931	3,714	-	3,467	4,560	-
Nonowner occupied	3,765	5,433	-	2,452	2,747	-
Consumer real estate:
Commercial purpose	1,687	2,946	-	796	1,039	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	11,154	16,329	-	10,522	13,905	-

Total:
Commercial	682	1,333	47	766	1,272	174
Commercial real estate:
Construction, land development, and other land	6,404	9,593	551	6,604	11,321	730
Owner occupied	7,853	9,836	733	6,818	9,100	865
Nonowner occupied	11,670	14,839	1,358	8,061	10,845	683
Consumer real estate:
Commercial purpose	2,940	4,489	321	2,871	4,327	432
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$29,549	$40,090	$3,010	$25,120	$36,865	$2,884

The following presents information pertaining to the recorded investment in impaired loans:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012		June 30, 2011		June 30, 2011
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
	(in thousands)
Commercial	$712	$7	$728	$13	$1,044	$25	$1,127	$25
Commercial real estate:
Construction, land development, and other land	6,562	16	6,170	21	9,306	-	8,643	-
Owner occupied	8,029	63	7,171	84	6,415	5	6,473	7
Nonowner occupied	12,092	70	10,725	103	11,277	28	11,318	54
Consumer real estate:
Commercial purpose	3,051	12	2,972	15	2,916	38	2,506	39
Mortgage - Residential	-	-	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-	-	-
Total	$30,446	$168	$27,766	$236	$30,958	$96	$30,067	$125

For loans where impairment is measured based on the present value of expected future cash flows, subsequent changes in present value and related allowance adjustments resulting from the passage of time are accounted for within the provision for loan losses rather than interest income.

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	June 30, 2012			December 31, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$515	$168	$683	$239	$299	$538
Commercial real estate:
Construction, land development, and other land	1,161	3,089	4,250	20	4,564	4,584
Owner occupied	3,503	2,704	6,207	1,104	3,307	4,411
Nonowner occupied	5,350	3,346	8,696	2,361	2,498	4,859
Consumer real estate:
Commercial purpose	652	1,636	2,288	228	2,025	2,253
Mortgage - Residential	344	941	1,285	351	770	1,121
Home equity and home equity lines of credit	52	209	261	-	213	213
Consumer and Other	-	90	90	89	11	100
Total	$11,577	$12,183	$23,760	$4,392	$13,687	$18,079

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months Ended June 30, 2012			Loans Restructured in the Six Months Ended June 30, 2012
		Pre-Modification	Post- Modification		Pre-Modification	Post- Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	1	262	262	3	873	873
Consumer real estate:
Commercial purpose	2	431	431	2	431	431
Mortgage - Residential	-	-	-	1	207	207
Home equity and home equity lines of credit	-	-	-	1	53	53
Consumer and Other	-	-	-	-	-	-
Total	3	$693	$693	7	$1,564	$1,564

Three commercial loans and two commercial real estate loans with an aggregate recorded investment of $917,000 that were modified as TDRs in the last twelve months defaulted during the three and six months ended June 30, 2012. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

	Non-Market Interest Rate		Extension of Amortization Period		Non-Market Interest Rate and Extension of Amortization Period
		Pre-Modification		Pre- Modification		Pre- Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
Three months ended June 30, 2012
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	1	262	-	-	-	-
Consumer real estate:
Commercial purpose	2	431	-	-	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	3	$693	-	$-	-	$-

Six months ended June 30, 2012
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	2	405	-	-	1	468
Consumer real estate:
Commercial purpose	2	431	-	-	-	-
Mortgage - Residential	1	207	-	-	-	-
Home equity and home equity lines of credit	1	53	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	6	$1,096	-	$-	1	$468

During the three and six month periods ended June 30, 2012, non-market interest rate restructurings included pre-modification recorded investments of approximately $692,000 and $888,000, respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2012
Obligations of state and political subdivisions	$1,073	$-	$1,073	$-
U.S. agency securities	3,017	-	3,017	-
Mortgage-backed/CMO securities	66,734	-	64,757	1,977
Preferred stock securities	145	-	145	-
Total investment securities available for sale	$70,969	$-	$68,992	$1,977

December 31, 2011
Obligations of state and political subdivisions	1,311	$-	$1,311	$-
U.S. agency securities	7,008	-	7,008	-
Mortgage-backed/CMO securities	23,897	-	21,833	2,064
Preferred stock securities	109	-	109	-
Total investment securities available for sale	$32,325	$-	$30,261	$2,064

The reconciliation for the asset classified by the Corporation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 is as follows:

(in thousands)
Fair value of non-agency mortgage-backed security, beginning of period (1)	$2,064
Total gains (losses) realized/unrealized:
Included in earnings (2)	-
Included in other comprehensive income (loss) (2)	93
Purchases, issuances, and other settlements	(180)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, June 30, 2012	$1,977

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2012	$-

(1)	Non-agency mortgage-backed security classified as available for sale is valued using internal valuation models and pricing information from third parties.
(2)	Realized gain (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value on a nonrecurring basis is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2012
Impaired loans (1)	$26,539	-	-	26,539
Other real estate owned	3,331	-	-	3,331

December 31, 2011
Impaired loans (1)	$22,236	$-	$-	$22,236
Other real estate owned	3,026	-	-	3,026

(1)	Represents carrying value and related write-downs and specific reserves on loans for which fair value is measured using either the appraised value of the underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate, and other unobservable inputs.

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

The carrying amount, estimated fair value and level within the fair value hierarchy of the Corporation’s financial instruments are as follows:

	Level in	June 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	Level 1	$26,512	$26,512	$50,020	$50,020
Short term investments	Level 2	197	197	197	197
Investment securities	Level 2	68,992	68,992	30,261	30,261
Non-agency mortgage-backed security	Level 3	1,977	1,977	2,064	2,063
FHLBI and FRB stock	Level 2	779	779	779	779
Loans, net (a)	Level 3	180,317	181,504	196,154	197,088
Accrued interest income	Level 2	742	742	739	739

Financial liabilities:
Deposits	Level 2	$282,934	$283,211	$283,652	$284,547
Other borrowings	Level 2	125	125	60	60
Accrued interest expense	Level 2	112	112	136	136

(a) Included $26.5 million and $22.2 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, respectively.

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

8. Earnings per Common Share

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

	Second Quarter		Year to Date
	2012	2011(1)	2012	2011(1)
	(dollars in thousands, except per share amounts)

Weighted average shares outstanding	457,413	457,311	457,408	457,295
Weighted average unvested restricted stock outstanding	-	-	-	-
Weighted average basic and diluted shares outstanding	457,413	457,311	457,408	457,295

Net loss available to common shareholders	$(89)	$(2,923)	$(43)	$(3,146)
Basic and diluted net loss per share	$(0.19)	$(6.39)	$(0.09)	$(6.88)

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

A summary of the activity under the LTIP for the six months ended June 30, 2012 and 2011 is presented below:

	2012		2011
		Weighted-Average Grant Date		Weighted-Average Grant Date
Restricted Stock Awards (1)	Shares	Fair Value	Shares (1)	Fair Value
Outstanding at January 1,	40	$98.88	173	$112.20
Granted	-	-	-	-
Vested	(18)	108.37	(50)	127.71
Forfeited	-	-	-	-
Outstanding at June 30,	22	$91.00	123	$105.95

(1) Number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

The total fair value of the awards vested during the three months ended June 30, 2012 and 2011 was $1,000 and $2,000, respectively. Awards vested during the six months ended June 30, 2012 and 2011 had a total fair value of $2,000 and $6,000, respectively. As of June 30, 2012, there was $2,000 of total unrecognized compensation cost related to nonvested stock awards under the LTIP. That cost is expected to be recognized over a weighted-average period of less than one year.

10. Income Taxes

The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

The Corporation recorded a valuation allowance against the tax benefit related to the respective pre-tax losses incurred during the three and six month periods ended June 30, 2012 and 2011 due to the uncertainty of future taxable income necessary to realize the recorded net deferred tax asset. In the second quarter of 2011, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The decrease in the recorded valuation allowance resulted from an increase in the deferred tax liability related to appreciation in the available for sale investment portfolio.

10. Shareholders’ Equity

On May 24, 2012, at the Corporation’s annual shareholder meeting, the shareholders approved an increase in the number of authorized shares of common stock from 7 million shares to 11 million shares. The additional shares are required to close the planned Capital Raise (see Note 2) and to provide additional shares for future issuance should further capital needs arise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three and six months ended June 30, 2012 and 2011, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

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

On May 8, 2012, the Corporation accepted subscription commitments from accredited investors pursuant to which the Corporation agreed to sell, subject to the satisfaction of certain conditions, securities denominated as "Units" solely to accredited investors (the "Capital Raise"). Each Unit was offered for a price of $1,500 and consists of 715 shares of the Corporation's common stock and $1,000 principal amount of 10% subordinated debentures to be issued by the Corporation. Some, but not all, of these subscription commitments have been funded into escrow pending the closing of the Capital Raise.

The closing of the Capital Raise is subject to material conditions, including a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company. The satisfaction or waiver of these conditions is largely out of the control of the Corporation. If the conditions to the closing of the Capital Raise are not satisfied or waived, the closing will not occur. If the closing occurs as a result of the waiver of such conditions, there can be no assurances that the Bank will not continue to be subject to regulatory enforcement action, including the Consent Order, following the closing of the Capital Raise. In light of the existence of these conditions, a reader of this Quarterly Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise will close.

If the Capital Raise closes, the Corporation intends to contribute substantially all of the proceeds from the Capital Raise (less commissions and other offering expenses and less an amount to be retained by the Corporation to pay future expected holding company expenses) to the Bank in order to improve the Bank's capital levels.

In light of the uncertainty of completing the Capital Raise due to material conditions beyond our control and the Bank’s noncompliance with the Consent Order, recent losses and deficient capital position, management believes it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC. See also the “Capital” and “Regulatory Enforcement Action” sections of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2007. In particular, Michigan’s unemployment rate at June 2012, although improved from 2011 and 2010 levels, remains above the national average and among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have adverse consequences as described below in “Loans and Asset Quality”.

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

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the Bank’s ability to continue operating as a going concern. Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it difficult to continue as a going concern. (At June 30, 2012, our nonperforming assets exceed the sum of the Bank’s capital and allowance for loan losses by approximately 30%). As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing portfolio is, in many respects, dependent on external factors such as our borrowers’ ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse that we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent. Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

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

It is against this backdrop that we discuss our financial condition and results of operations for the three and six months ended June 30, 2012 as compared to same three and six month periods in 2011.

Earnings

	Second Quarter		Year to Date
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)

Net loss	$(89)	$(2,923)	$(43)	$(3,146)
Basic and diluted net loss per share(1)	$(0.19)	$(6.39)	$(0.09)	$(6.88)

(1) Number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

Net loss for the three months ended June 30, 2012 decreased by $2.8 million compared to the same period last year. In the second quarter of 2012, the provision for loan losses decreased by $3.3 million, noninterest income increased by $10,000, and noninterest expense increased by $86,000.

Net loss for the six months ended June 30, 2012 decreased by $3.1 million compared to the same period last year. For the six months ended June 30, 2012, the provision for loan losses decreased by $3.7 million, noninterest income increased by $36,000, and noninterest expense increased by $23,000.

Net Interest Income

	Second Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Interest and dividend income	$2,804	$3,290	$5,718	$6,517
Interest expense	276	400	584	851
Net interest income	$2,528	$2,890	$5,134	$5,666

Interest Yields and Costs

The following shows an analysis of net interest margin for the three and six months ended June 30:

	For the three months ended June 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.10	0.23%	$196	$0.10	0.27%
Securites: Taxable	62,520	287.5	1.84%	36,335	282.1	3.11%
Tax-exempt(1)	1,215	18.9	6.20%	6,060	97.3	6.42%
Commercial loans (2)(3)	170,242	2,203.0	5.12%	197,725	2,573.1	5.15%
Consumer loans (2)(3)	14,152	177.6	5.05%	15,657	207.3	5.31%
Real estate loans (2)(3)	14,125	131.2	3.71%	15,514	168.4	4.34%
Total earnings and total interest income	262,451	2,818.3	4.26%	271,487	3,328.3	4.86%
Cash and due from banks	24,170			21,753
All other assets	12,410			13,202
Allowance for loan losses	(12,059)			(13,605)
Total Assets	$286,972			$292,837
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$29,036	$1.3	0.02%	$28,617	$1.7	0.02%
Savings	42,355	2.4	0.02%	42,090	9.9	0.09%
MMDA	35,586	40.0	0.45%	33,542	50.6	0.60%
Time	89,538	232.3	1.04%	99,822	337.4	1.36%
Total interest bearing liabilities and total interest expense	196,515	276.0	0.57%	204,071	399.6	0.79%
Non-interest bearing deposits	81,582			76,368
All other liabilities	2,021			2,093
Shareholders' Equity	6,854			10,305
Total Liabilities and Shareholders' Equity	$286,972			$292,837
Interest spread			3.69%			4.07%
Net interest income - FTE		$2,542.3			$2,928.7
Net interest margin			3.84%			4.27%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	Includes average non-accrual loans of approximately $21.7 million and $30.5 million for the three months ended June 30, 2012 and 2011.
(3)	Interest on loans includes origination fees totaling $18,000 in 2012 and $19,000 in 2011.

	For the six months ended June 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.20	0.23%	$196	$0.3	0.36%
Securites: Taxable	50,887	500.2	1.97%	30,844	481.2	3.12%
Tax-exempt(1)	1,250	39.0	6.24%	6,181	191.7	6.20%
Commercial loans (2)(3)	174,499	4,571.5	5.18%	199,715	5,152.8	5.13%
Consumer loans (2)(3)	14,290	360.5	5.07%	15,908	426.6	5.41%
Real estate loans (2)(3)	14,388	274.5	3.81%	15,780	342.8	4.34%
Total earnings and total interest income	255,511	5,745.9	4.46%	268,624	6,595.4	4.89%
Cash and due from banks	32,320			28,733
All other assets	12,326			13,509
Allowance for loan losses	(12,460)			(13,851)
Total Assets	$287,697			$297,015
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,608	$3.0	0.02%	$29,021	$4.2	0.03%
Savings	41,550	4.9	0.02%	41,129	22.8	0.11%
MMDA	36,006	88.7	0.50%	35,196	109.1	0.63%
Time	91,055	487.4	1.08%	101,676	714.5	1.42%
Total interest bearing liabilities and total interest expense	197,219	584.0	0.60%	207,022	850.6	0.83%
Non-interest bearing deposits	81,705			77,638
All other liabilities	1,998			2,110
Shareholders' Equity	6,775			10,245
Total Liabilities and Shareholders' Equity	$287,697			$297,015
Interest spread			3.86%			4.06%
Net interest income - FTE		$5,161.9			$5,744.8
Net interest margin			4.00%			4.25%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	Includes average non-accrual loans of approximately $22.4 million and $30.6 million for the six months ended June 30, 2012 and 2011.
(3)	Interest on loans includes origination fees totaling $32,000 in 2012 and $46,000 in 2011.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $510,000 (15.3%) in the second quarter of 2012 compared to the second quarter of 2011. This was due to a decrease in average earning assets of $9.0 million (3.3%) combined with a decrease in the yield on average earning assets of 60 basis points.

The average balance of securities increased $21.3 million (50.3%) in the second quarter of 2012 compared to the same period in 2011. This increase was due to $25.4 million of security purchases made in the second quarter of 2012 in our continued effort to gradually invest a portion of the Bank’s excess on-balance liquidity into interest earning assets. The yield on average security balances decreased 166 basis points in the second quarter compared to 2011 due to sales of higher yielding securities in December 2011 coupled with comparatively lower yields on new securities acquired during 2012.

Loan average balances decreased $30.4 million (13.3%) in the second quarter of 2012 compared to the same period last year and the average yield decreased 9 basis points. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $27.5 million (13.9%) in the second quarter of 2012 compared to 2011 while the average yield decreased 3 basis points. Commercial loans have continued to decrease due to receipt of scheduled payments, negotiated pay-downs and settlements collected on problem loans, pay-offs received from borrowers, pay-offs from borrowers’ refinancing with other financial institutions, charge offs and limited new loan originations. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

Loan yields in 2012 continue to be negatively impacted by the elevated level of nonperforming loans. Management expects the average balance of nonperforming loans to continue to decrease but remain elevated in 2012, adversely impacting net interest income. Moreover, competitive pressures and the weakened local economy have had, and are expected to continue to have, a negative impact on commercial loan balances and yields.

For the first six months of the year, tax equivalent interest income decreased $850,000 (12.9%) compared to the same period of 2011. This was due to a decrease in average earning assets of $13.1 million (4.9%) combined with a decrease in the yield on average earning assets of 43 basis points.

The average balance of securities increased $15.1 million (40.8%) for the first six months of 2012 compared to 2011. As noted above, this increase was due to the gradual investment of a portion of the Corporation’s excess on-balance sheet liquidity into earning assets. The yield on average security balances decreased 150 basis points for the first six months of 2012 compared to 2011 due to the recent purchases of lower yielding securities in the current rate environment.

Loan average balances decreased $28.2 million (12.2%) in the first six months of 2012 compared to 2011 and the average yield decreased 2 basis points. The largest decline in terms of average balances was in commercial loans, which decreased $25.2 million (12.6%) combined with an increase in yield of 5 basis points in the first six months of 2012 compared to 2011. Average balances decreased primarily due to receipt of scheduled payments, charge-offs, and limited new loan originations.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the second quarter of 2012 decreased $124,000 (30.9%) compared to the second quarter of 2011. This was the result of lower interest rates paid on deposits of 22 basis points combined with lower average deposit balances of $7.6 million (3.7%).

Interest expense on deposits for the first six months of 2012 decreased $267,000 (31.3%) compared to 2011. This was the result of lower interest rates paid on deposits of 23 basis points combined with lower average deposit balances of $9.8 million (4.7%).

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $98 million at June 30, 2012 or about 33.5% of total assets. This compares to $82 million or about 28.3% of total assets at year-end 2011. Liquidity is important for financial institutions because of the need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s liquid assets at June 30, 2012, investment securities with a fair value of approximately $60 million were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis (“FHLBI”), to secure public deposits or for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $32.8 million at June 30, 2012 and $34.7 million at December 31, 2011, respectively. The Bank had $1.1 million of brokered deposits at June 30, 2012. Due to the Bank’s capital classification as “significantly undercapitalized” at June 30, 2012, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At June 30, 2012, the Bank had a $48 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $9.6 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At June 30, 2012, the Bank had no borrowings outstanding against these lines of credit.

Although the Bank has established these lines of credit, because of its “significantly undercapitalized” regulatory status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) and approval by the FHLBI and Federal Reserve, respectively. Consequently, full borrowing availability under these existing lines may be restricted at the respective lender’s discretion and terms may be limited or restricted. However, in the event the Bank would need additional funding and be unable to access either line of credit facility, management could act to remove the pledge of investment securities presently securing a portion of the FHLBI line of credit, thereby allowing such securities to be sold to provide further liquidity. If necessary, the Bank could also satisfy unexpected liquidity needs through liquidation of unpledged securities.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of June 30, 2012:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(dollars in thousands)
Assets:
Loans	$82,611	$49,298	$59,897	$673	$192,479
Securities	9,276	17,360	43,250	1,862	71,748
Short term investments	197	-	-	-	197
Total rate sensitive assets	$92,084	$66,658	$103,147	$2,535	$264,424

Liabilities:
NOW, Savings & MMDA	$35,282	$-	$-	$71,424	$106,706
Time Deposits	19,860	42,045	26,373	26	88,304
Total rate sensitive liabilities	$55,142	$42,045	$26,373	$71,450	$195,010

Rate sensitivity GAP and ratios:
GAP for period	$36,942	$24,613	$76,774	$(68,915)
Cumulative GAP	36,942	61,555	138,329	69,414

Cumulative rate sensitive ratio	1.67	1.63	2.12	1.36
December 31, 2011 rate sensitive ratio	1.59	1.43	1.80	1.21

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 163% asset sensitive as of June 30, 2012.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin. This modeling indicates that a 100 basis point gradual decrease in interest rates would decrease net interest income by approximately 1.8% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 5.4% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans

	Second Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Provision for loan losses	$450	$3,800	$900	$4,600

The provision for loan losses for the second quarter of 2012 was $450,000 compared to $3.8 million for the second quarter of 2011. Provision expense of $900,000 was recorded for the six months ended June 30, 2012 compared to $4.6 million during the same period of 2011. In general, the reduced 2012 provision expense reflects decreasing trends in the levels of existing and newly identified nonperforming loans, gradual stabilization in real estate values for certain problem credits, and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago. Although reduced from 2011, the 2012 provision expense remains elevated due to continued economic stress in the Bank’s market area and the Bank’s significant and recent historical loan loss experience.

Loan charge offs for the six months ended June 30, 2012 totaled $2.4 million compared to $6.1 million recognized during the same prior year period. The 2012 charge offs included approximately $539,000 of protective advances paid by the Bank to protect its interest in collateral scheduled for tax sale. Specific reserves were established by the Bank in 2011 as estimates of potential loss related to these protective advances (i.e., unpaid taxes). The remaining 2012 charge offs related primarily to collateral liquidation shortfalls on existing impaired loans and management’s determination of certain borrowers’ inability to support future cash flow projections. Despite the continued need for charge offs related to collateral deficiencies on impaired loans, the general rate of decline in real estate values has slowed and may portend a decrease in future charge offs as the Bank’s higher risk commercial real estate portfolio continues to shrink.

In recent quarters we have generally experienced a net improvement in our overall asset quality which is largely attributable to the stabilization of certain underlying collateral values resulting in lower reserves on some of our substandard impaired loans. However, during the second quarter of 2012, management’s monitoring and assessment of potential weaknesses in certain pass credits (Grade 5) resulted in the loans’ migration to special mention (Grade 6). These downgrades required a slight increase in general reserves due to higher loss allocation factors used in our allowance for loan loss analysis. The resulting increase in general reserves was partially offset by improvement in our rolling 12 quarter loss history and the impact of lower outstanding loan balances at June 30, 2012. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $900,000 for the first six months of 2012 and the level of the allowance for loan losses of $12.2 million at June 30, 2012.

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

The following table shows the balance and percentage composition of loans as of:

	June 30, 2012		December 31, 2011
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$21,266	11.0%	$21,755	10.4%
Residential home equity/other junior liens	10,381	5.4%	12,246	5.9%
Construction, land development and other land loans	11,694	6.1%	13,918	6.7%
Commercial (nonfarm, nonresidential)	132,104	68.6%	142,539	68.2%
Commercial	12,895	6.7%	13,590	6.5%
Consumer and Other	4,316	2.2%	4,992	2.3%
Total gross loans	192,656	100.0%	209,040	100.0%
Net unearned fees	(177)		(196)
Total loans	$192,479		$208,844

The loan portfolio decreased $16.4 million (7.8%) in the first six months of 2012. The largest decline was in loans secured by nonresidential properties (owner occupied and nonowner occupied) which decreased $10.4 million (7.3%). Loans secured by consumer real estate decreased $2.4 million (6.9%), construction, land development and other land loans decreased $2.2 million (16.0%), and commercial loans decreased $695,000 (5.1%).

The decrease in nearly all portfolio segments was primarily attributable to receipt of scheduled payments from borrowers, special pay-downs and negotiated settlements collected on problem loans, and pay-offs received directly from borrowers or via borrowers’ refinancing with other financial institutions. Additionally, loan balances decreased by approximately $1.8 million of charge offs (net of $539,000 for protective advances as discussed above) and $619,000 of loans transferred to other real estate.

The future size of the loan portfolio is dependent on a number of economic, competitive, and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate continued and managed shrinkage of the loan portfolio during the remainder of 2012. Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. In addition, nonperforming loans include troubled debt restructured loans (“TDRs”) that are on nonaccrual status or past due 90 days or more. At June 30, 2012, December 31, 2011 and June 30, 2011, there were approximately $12.2 million, $13.7 million and $14.0 million of TDRs included in nonperforming loans. TDRs that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	June 30,	December 31,	June 30,
	2012	2011	2011
	(dollars in thousands)

Nonaccrual loans	$21,027	$22,962	$29,266
90 days or more past due and still accruing	86	9	-
Total nonperforming loans	21,113	22,971	29,266
Other real estate owned	3,331	3,026	3,919
Total nonperforming assets	$24,444	$25,997	$33,185

Nonperforming loans as a percent of total loans	10.97%	11.00%	13.29%
Allowance for loan losses as a percent of nonperforming loans	57.61%	55.25%	44.60%
Nonperforming assets as a percent of total loans and other real estate	12.48%	12.27%	14.80%

Nonperforming loans at June 30, 2012 decreased $1.9 million from December 31, 2011 and $8.1 million from June 30, 2011. The decrease from December 31, 2011 results from the combination of approximately $1.5 million of charge offs recognized primarily on collateral dependent loans, the upgrade of approximately $300,000 of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the transfer of approximately $607,000 of loans to other real estate owned, and approximately $3.2 million of continued payments received from borrowers, which in aggregate, exceeded approximately $3.7 million of newly identified nonperforming loans which were comprised principally of commercial real estate loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of June 30, 2012, approximately $12.1 million (57.4%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties totaling $3.3 million at June 30, 2012 and $3.0 million at December 31, 2011. Nonperforming loans move into OREO as the foreclosure process is completed and any redemption period expires and from the receipt of deeds in lieu of foreclosure.

At June 30, 2012, impaired loans totaled approximately $29.5 million, of which $18.4 million were assigned specific reserves of $3.0 million. Impaired loans without specific reserve allocations totaled $11.1 million, indicating that the loans are well collateralized at this time. A loan is considered impaired when it is probable that that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Of the impaired loans reported at June 30, 2012, $18.4 million are on nonaccrual status, based on management’s assessment using criteria discussed above. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonable assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

The following table summarizes the troubled debt restructuring component of impaired loans at:

	June 30, 2012			December 31, 2011
	Accruing			Accruing
	Interest	Nonaccrual	Total	Interest	Nonaccrual	Total
	(in thousands)

Current	$11,491	$8,999	$20,490	$4,392	$11,059	$15,451
Past due 30-89 days	-	523	523	-	376	376
Past due 90 days or more	86	2,661	2,747	-	2,252	2,252
Total troubled debt restructurings	$11,577	$12,183	$23,760	$4,392	$13,687	$18,079

Troubled debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date and if collection of future payments is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2012 was $12.2 million a decrease of $528,000 from December 31, 2011. The allowance for loan losses represented 6.32% and 6.08% of gross loans at June 30, 2012 and December 31, 2011 and provided a coverage ratio to nonperforming loans of 57.6% and 55.2% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $900,000 provision for the six months of 2012 and the $12.2 million allowance as of June 30, 2012 were appropriate.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as nonaccrual or to loans where borrowers are experiencing financial difficulty. For such loans that are also classified as impaired, an allowance is established when the collateral value, less costs to sell, (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors used to reflect changes in the portfolio’s collectability not captured by historical loss data.

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

The general allowance allocated to non-impaired commercial loans was based on the internal risk grade of such loans and their assigned portfolio segment, as primarily determined based on underlying collateral; and, if real estate secured, the type of real estate. Each portfolio segment within the Pass (Grade 0-5), Special Mention (Grade 6) and Substandard – Not Impaired below $100,000 (Grade 7) risk grade is assigned a loss allocation factor. The higher a risk grade, the greater the assigned loss allocation percentage. Accordingly, changes in the risk grades of loans affect the amount of the allowance allocation.

Our loss factors are determined based on our actual loss history and adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the portfolio at the analysis date. We use a rolling 12 quarter net charge off history as the base for our computation which is weighted to give emphasis to more recent quarters and may be adjusted for extraordinary current trends.

Groups of homogeneous noncommercial loans, such as residential real estate loans, home equity and home equity lines of credit, and consumer loans receive allowance allocations based on loan type, using the same 12 quarter net charge off history described above. All loss allocations for homogenous pools of loans are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at June 30, 2012, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income for the three and six month periods ended June 30, 2012 increased $10,000 (1.4%) and $36,000 (2.5%), respectively, from the same periods in 2011. The components of noninterest income are shown in the table below:

	Second Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Service charges and fees on deposits	$378	$383	$753	$738
Other fees	311	289	629	561
Trust income	46	49	91	103
Gain on sale of loans	-	-	-	31
Loss on sale of securities	(3)	-	(3)	-
Miscellaneous	-	1	-	1
Total	$732	$722	$1,470	$1,434

Relative to the same prior year period, service charges and fees on deposit accounts decreased for the three month period ended June 30, 2012 as a result of declines in consumer NSF fee income. Other fees increased for the three month period ended June 30, 2012 due to higher fees earned on ATM transactions and increased volumes providing greater (inter-change) fee income. Trust income decreased due to continued run-off in customer accounts and balances and limited new business opportunities. During the second quarter of 2012, the Corporation sold one municipal bond which resulted is a loss.

For the six month period ended June 30, 2012 compared to the same 2011 period, the increase in both service charges on deposits and other fees correlates, in part, with our restructuring of the Bank’s suite of deposit products in late 2011, to provide more competitive services to our customers while creating greater potential for the Bank to realize additional fee income based on customer account utilization and activity levels. The increase in service charges and fees on deposits primarily relates to adjustments applied to our customers’ recurring usage of the Bank’s overdraft protection service which resulted in higher NSF fee income. Other fees increased due to check printing fees charged to a greater number of customers, increased fees earned on ATM transactions and increased network volumes providing greater (inter-change) fee income. In 2011, the Corporation recognized gains on the sale of two government guaranteed SBA loans.

Noninterest Expense

For the three and six months ended June 30, 2012, noninterest expense increased over the same prior year periods. However, as noted below, the primary increases in noninterest expense resulted directly from management’s continued efforts to remediate asset quality, recapitalize the Corporation and to generate revenue enhancements via targeted marketing efforts. Management continues to focus on initiatives to better control and reduce noninterest expense in this challenging economic environment.

	Second Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Salaries and employee benefits	$1,233	$1,170	$2,475	$2,382
Occupany expense	172	209	403	480
Equipment expense	82	102	175	180
Professional and service fees	456	403	846	753
Loan collection and foreclosed property expense	168	111	287	264
Computer service fees	112	109	225	222
Computer software amortization expense	5	59	62	119
FDIC assessment fees	252	258	503	584
Insurance expense	148	136	294	283
Printing and supplies	57	51	92	80
Director fees	20	20	40	39
Net loss on sale/writedown of OREO and repossessions	13	17	19	43
Other expenses	181	168	326	295
Total	$2,899	$2,813	$5,747	$5,724

The most significant component of our noninterest expense is salaries and employee benefits. The 2012 increase in salaries and employee benefits primarily resulted from the hiring of a marketing director and a chief credit officer in the second and fourth quarter of 2011, respectively. Partially offsetting these salary increases, the Bank received a credit in the first quarter of 2012 to adjust previously estimated group medical insurance premiums, effective to the contract renewal date in December 2011.

Occupancy expense decreased primarily due to the warmer weather experienced in the first quarter of 2012, which lowered snow removal expense and utility costs. Equipment expense decreased in 2012 due to elevated vehicle repair expenses incurred during the same prior year periods.

Professional and service fees increased primarily due to elevated consulting expenses incurred in our efforts to recapitalize the Corporation, including a special loan review engagement performed for investor due diligence purposes and tax research related to preservation of the Corporation’s net operating loss carry forward.

Loan collection and foreclosed property expenses include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. These expenses increased due to higher appraisal expense and expenses paid to a third-party to operate an ORE (hotel) property.

Computer software amortization expense decreased as a result of our core system software becoming fully amortized in the second quarter of 2012.

FDIC assessments decreased as a result of changes in the assessment base implemented by the FDIC beginning April 1, 2011 and the Bank’s reduced asset size relative to same prior year periods.

Other expenses increased primarily due to the timing of when certain community contributions were expensed in 2012 compared to 2011 and due to losses incurred for fraudulent debit card activity in 2012.

Federal Income Tax Expense (Benefit)

Due to the uncertainty of generating future taxable income necessary to realize the recorded net deferred tax asset, the Corporation has recorded a valuation allowance against the tax benefit related to its cumulative pre-tax losses, including the pre-tax loss incurred during the three and six month periods ended June 30, 2012 and 2011, respectively. In the second quarter of 2011, the Corporation recorded a federal income tax benefit to reduce its valuation allowance established on previously recorded deferred tax assets. The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the available for sale investment portfolio.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$9,876	4.60%	$17,185	8.00%	$21,482	10.00%
FNBH Bancorp	9,599	4.47%	17,185	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,070	3.29%	8,593	4.00%	12,889	6.00%
FNBH Bancorp	6,793	3.16%	8,593	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,070	2.46%	11,479	4.00%	14,349	5.00%
FNBH Bancorp	6,793	2.37%	11,479	4.00%	N/A	N/A

As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$9,987	4.49%	$17,811	8.00%	$22,264	10.00%
FNBH Bancorp	9,742	4.38%	17,811	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,078	3.18%	8,906	4.00%	13,358	6.00%
FNBH Bancorp	6,833	3.07%	8,906	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,078	2.44%	11,606	4.00%	14,507	5.00%
FNBH Bancorp	6,833	2.36%	11,606	4.00%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At June 30, 2012 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2 of the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing. The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to significantly undercapitalized to critically undercapitalized.

As described within earlier portions of this Form 10-Q filing, the Corporation accepted subscription commitments from accredited investors on May 8, 2012. The closing of such transaction (the “Capital Raise”) is subject to material conditions, including a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company. The satisfaction or waiver of these conditions is largely out of the control of the Corporation. If the conditions to the closing of such transaction are not satisfied or waived, the closing will not occur. (In light of the existence of these conditions, a reader of this Quarterly Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise will close.) If the closing occurs as a result of the waiver of such conditions, there can be no assurances that the Bank will not continue to be subject to regulatory enforcement action, including the Consent Order, following the closing of such transaction. In light of the Bank’s recent losses and deficient capital position at June 30, 2012, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in closing the Capital Raise or otherwise raising additional capital.

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

If the Corporation is unable to successfully close the Capital Raise transaction described above, the Corporation’s alternatives for additional capital will be limited. The ongoing liquidity concerns in the broader market and the loss of confidence in financial institutions will likely serve to increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. While the Company is hopeful that its ongoing efforts to raise additional capital will be successful, there are significant hurdles that remain in order for the Company to raise the amount of capital necessary for the Bank to comply with the requirements of the Consent Order. An inability to raise capital would likely have a materially adverse effect on our business, financial condition and results of operations. Management’s future plans in response to the Bank’s “significantly undercapitalized” regulatory classification and the need to raise additional capital pursuant to the Consent Order are described more fully in Note 2 of the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and success of the Capital Raise transaction described above, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. The holding company incurred pre-tax expenses totaling approximately $71,000 and $76,000, for the six month periods ended June 30, 2012 and 2011, respectively.

Regulatory Enforcement Action

As discussed above, the Bank is subject to a Consent Order issued by the OCC on September 24, 2009 that requires the Bank to raise capital in order to achieve certain minimum capital ratios. See "Capital" above for more information regarding these capital requirements, the Bank's current failure to meet the capital requirements of the Consent Order, and the status of the pending Capital Raise transaction.

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

In addition, on May 24, 2012, at the Corporation’s annual shareholder meeting, the shareholders approved an increase in the number of authorized shares of common stock from 7 million shares to 11 million shares. The additional shares are required to close the planned Capital Raise and to provide additional shares for future issuance should further capital needs arise.

The Corporation's efforts to raise capital (as described in "Capital" above) may trigger an ownership change of the Corporation that would negatively affect the Corporation's ability to utilize its net operating loss carry forwards and other deferred tax assets in the future. If such an ownership change were to occur, the Corporation may incur higher than anticipated tax expense, which would reduce future net income. The Corporation structured the Capital Raise transaction described above in a manner to avoid such an ownership change, but there can be no assurances that we will successfully close such transaction due to material conditions beyond our control and, even if such transaction is closed, there is no guarantee that we will successfully avoid such an ownership change or otherwise realize value from our deferred tax assets. If we are unsuccessful in closing such transaction, we may not be able to raise capital without causing such an ownership change. In addition, on October 14, 2011, the Corporation entered into a Tax Benefits Preservation Plan as a further protection against an ownership change that would adversely affect the Corporation's future ability to use its deferred tax assets. The plan adopted by the Corporation is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes that may be subject to limitations under the federal tax laws regarding a change in their ownership. In accordance with the plan, shares held by any person who acquires, without the approval of the Corporation's Board of Directors and excluding certain investors specified in the plan, beneficial ownership of 4.9% or more of the Corporation's outstanding common stock could be subject to significant dilution. There is no guarantee, however, that the plan will prevent the occurrence of an ownership change for purposes of the federal tax laws. Please refer to the Current Report on Form 8-K filed by the Corporation with the SEC on October 18, 2011 and the Registration Statement on Form 8-A filed on October 14, 2011 for more information regarding this plan.

Critical Accounting Policies

The Corporation maintains critical accounting policies for the valuation of investment securities, the allowance for loan losses, and income taxes. Refer to Notes 1c, 3, 1e, and 1k of the December 31, 2011 Consolidated Financial Statements as included in Form 10-K for additional information on critical accounting policies.

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $66,000 at June 30, 2012 and $132,000 at December 31, 2011, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2012 and December 31, 2011, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

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

On April 5, 2012, the Jumpstart Our Business Startups Act (JOBS Act) was signed into law. The JOBS Act is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. It amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. The SEC has been directed to issue rules implementing certain JOBS Act amendments. For bank holding companies, the JOBS Act increases the statutory threshold for deregistration under the Securities Exchange Act of 1934 from 300 shareholders to 1,200 shareholders of record. We are currently evaluating the effects that the JOBS Act and the regulations adopted pursuant to the JOBS Act will have on the Corporation.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations. In June 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time, which is expected to occur between 2013 and 2019. The U.S. implementation of these standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented. However, the ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Corporation and the Bank is still being reviewed. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2011. For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2012. Based on that evaluation and the identification of a material weakness in the Corporation’s internal control over financial reporting in January 2012 (see below) the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls were not effective at June 30, 2012 to ensure that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

During the quarter ended June 30, 2012 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as previously reported in our current Report on Form 8-K filed on May 11, 2012, there were no sales or repurchases of stock by the Corporation for the three months ended June 30, 2012.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Form of Subscription Agreement, dated May 8, 2012, between the Corporation and certain accredited investors.

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date:  August 14, 2012

