Form 10-Q/A
period 2012-06-30
FNBH BANCORP INC
filed 2012-09-13
CIK 943119

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

Explanatory Note

The sole purpose of this Amendment No. 1 to FNBH Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report furnishes the following financial and related information from FNBH Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) the consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) the unaudited consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, (iv) the unaudited consolidated statements of shareholders’ equity for the six months ended June 30, 2012 and 2011, (v) the unaudited consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, and (vi) the notes to interim unaudited consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

10.1	Form of Subscription Agreement, dated May 8, 2012, between the Corporation and certain accredited investors.*

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Previously included as an exhibit to FNBH Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/ Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/ Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date:  September 13, 2012