Form 10-Q
period 2012-09-30
FNBH BANCORP INC
filed 2012-11-14
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 454,327 Shares of the Corporation’s Common Stock (no par value) were outstanding as of November 14, 2012.

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

Part I - Financial Information

Item 1. Financial Statements

FNBH BANCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
	(in thousands, except share amounts)
Assets
Cash and due from banks	$39,773	$50,020
Short term investments	197	197
Total cash and cash equivalents	39,970	50,217

Investment securities:
Investment securities available for sale, at fair value	77,618	32,325
FHLBI and FRB stock, at cost	779	779
Total investment securities	78,397	33,104

Loans held for investment:
Commercial	159,078	179,381
Consumer	14,041	14,674
Real estate mortgage	13,752	14,789
Total loans held for investment	186,871	208,844
Less allowance for loan losses	(11,765)	(12,690)
Net loans held for investment	175,106	196,154
Premises and equipment, net	7,274	7,494
Other real estate owned, held for sale	3,002	3,026
Accrued interest and other assets	2,157	2,085
Total assets	$305,906	$292,080

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$103,641	$83,506
NOW	29,776	27,723
Savings and money market	77,573	77,291
Time deposits	85,025	91,756
Brokered certificates of deposit	1,119	3,376
Total deposits	297,134	283,652
Other borrowings	139	60
Accrued interest, taxes, and other liabilities	1,685	1,758
Total liabilities	298,958	285,470

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 11,000,000 shares at September 30, 2012 and 7,000,000 shares at December 31, 2011;454,327 shares issued and outstanding at September 30, 2012 and 453,533 shares issued and outstanding at December 31, 2011	7,200	7,082
Retained deficit	(750)	(825)
Deferred directors' compensation	461	577
Accumulated other comprehensive income (loss)	37	(224)
Total shareholders' equity	6,948	6,610
Total liabilities and shareholders' equity	$305,906	$292,080

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,433	$2,767	$7,624	$8,670
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	269	272	757	741
Obligations of states and political subdivisions	11	60	37	192
Other securities	6	5	18	17
Interest on short term investments	-	-	2	1
Total interest and dividend income	2,719	3,104	8,438	9,621
Interest expense	263	374	847	1,225
Net interest income	2,456	2,730	7,591	8,396
Provision for loan losses	300	800	1,200	5,400
Net interest income after provision for loan losses	2,156	1,930	6,391	2,996
Noninterest income:
Service charges and other fee income	691	677	2,073	1,976
Trust income	43	50	134	153
Loss on available for sale securities	-	(76)	(3)	(76)
Other	24	40	24	72
Total noninterest income	758	691	2,228	2,125
Noninterest expense:
Salaries and employee benefits	1,250	1,232	3,725	3,614
Occupancy expense	187	198	590	679
Equipment expense	77	85	252	266
Professional and service fees	404	422	1,250	1,175
Loan collection and foreclosed property expenses	175	113	462	377
Computer service fees	109	157	334	379
Computer software amortization expense	9	57	71	176
FDIC assessment fees	257	260	760	843
Insurance	150	136	445	419
Printing and supplies	36	29	128	110
Director fees	21	18	61	57
Net (gain) loss on sale/writedown of OREO and repossessions	(23)	236	(4)	277
Other	163	157	489	452
Total noninterest expense	2,815	3,100	8,563	8,824
Income (loss) before federal income taxes	99	(479)	56	(3,703)
Federal income tax expense (benefit)	(19)	(51)	(19)	(129)
Net income (loss)	$118	$(428)	$75	$(3,574)

Per share statistics:
Basic and diluted EPS	$0.26	$(0.94)	$0.16	$(7.81)
Basic and diluted average shares outstanding	460,191	457,333	459,750	457,308

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$118	$(428)	$75	$(3,574)
Other comprehensive income, net of tax:
Net change in unrealized gains on securities available for sale during the period	193	24	258	432
Less: reclassification adjustment for loss recognized in earnings, net of tax	-	-	3	-
Less: reclassification adjustment for other-than-temporary impairment charge on securities included in net loss, net of tax	-	76	-	76
Comprehensive income (loss)	$311	$(328)	$336	$(3,066)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2011	$6,935	$2,748	$708	$(257)	$10,134
Earned portion of long term incentive plan	9				9
Issued 878 shares for deferred directors' fees	131		(131)		-
Net loss		(3,574)			(3,574)
Other comprehensive income				508	508
Balances at September 30, 2011	$7,075	$(826)	$577	$251	$7,077

Balances at January 1, 2012	$7,082	$(825)	$577	$(224)	$6,610
Earned portion of long term incentive plan	2				2
Issued 774 shares for deferred directors' fees	116		(116)		-
Net income		75			75
Other comprehensive income				261	261
Balances at September 30, 2012	$7,200	$(750)	$461	$37	$6,948

See notes to interim consolidated financial statements (unaudited)

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$75	$(3,574)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	1,200	5,400
Depreciation and amortization	361	511
Deferred income tax (benefit)	(19)	(129)
Net amortization on investment securities	596	252
Loss on sale of available for sale securities	3	76
Earned portion of long term incentive plan	2	9
Loss on disposal of premises and equipment	-	2
Net (gain) loss on the sale/writedown of OREO and repossessions	(4)	277
(Increase) decrease in accrued interest income and other assets	(95)	579
Decrease in accrued interest, taxes, and other liabilities	(73)	(262)
Net cash provided by operating activities	2,046	3,141
Cash flows from investing activities
Purchases of available for sale securities	(61,540)	(23,636)
Proceeds from sales of available for sale securities	247	-
Proceeds from maturities and calls of available for sale securities	6,990	2,500
Proceeds from mortgage-backed securities paydowns - available for sale	8,691	3,581
Proceeds from repurchase of FHLBI stock	-	122
Net decrease in loans	19,229	11,865
Proceeds from sale of OREO and repossessions	647	1,780
Capital expenditures	(118)	(219)
Net cash used in investing activities	(25,854)	(4,007)
Cash flows from financing activites:
Net decrease in deposits	13,482	(5,877)
Proceeds from borrowings	79	33
Net cash provided by (used in) financing activities	13,561	(5,844)
Net change in cash and cash equivalents	(10,247)	(6,710)
Cash and cash equivalents at beginning of period	50,217	40,572
Cash and cash equivalents at end of period	$39,970	$33,862

Supplemental disclosures:
Interest paid	$880	$1,289
Loans transferred to other real estate	619	1,170
Loans charged off	3,617	6,956

See notes to interim consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

2. Financial Condition and Management’s Plan

In light of the Bank’s recent losses, insufficient capital position at September 30, 2012 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes that it is reasonable to anticipate continued and elevated regulatory oversight of the Bank. In addition, any continued weaknesses in the Michigan economy and local real estate market will likely continue to negatively impact the Bank’s near-term performance and profitability. In response to these difficult market conditions and regulatory standing, management continues to pursue various initiatives intended to mitigate the impact of the economic and regulatory challenges facing the Bank. However, even if successful, implementation of all components of management’s plan is not expected to ensure profitable results in 2012 and may not be successful in maintaining the Bank or the Corporation as a going concern. Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2011 Annual Report within the Corporation’s Form 10-K filing.

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

On May 8, 2012, the Corporation accepted subscription commitments from accredited investors pursuant to which the Corporation agreed to sell, subject to the satisfaction of certain conditions, securities denominated as "Units" solely to accredited investors (the "Capital Raise"). Each Unit was offered for a price of $1,500 and consists of 715 shares of the Corporation's common stock and $1,000 principal amount of 10% subordinated debentures to be issued by the Corporation. Some, but not all, of these subscription commitments have been funded into escrow pending the closing of the Capital Raise. Since May 8, 2012, the Corporation has received additional subscription commitments in this Capital Raise, some, but not all, of which have been funded into the escrow pending the closing of the Capital Raise.

The closing of the Capital Raise is subject to material conditions, including a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company. The satisfaction or waiver of these conditions is largely out of the control of the Corporation. If the conditions to the closing of the Capital Raise are not satisfied or waived, the closing will not occur. If the closing occurs as a result of the waiver of such conditions, there can be no assurances that the Bank will not continue to be subject to regulatory enforcement action, including the Consent Order, following the closing of the Capital Raise. In light of the existence of these conditions, a reader of this Quarterly Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise will close. The Corporation currently expects to stop accepting subscription commitments no later than the end of 2012. At that time, the Corporation will focus on attempting to satisfy the conditions precedent to the closing of the Capital Raise.

If the Capital Raise closes, the Corporation intends to contribute substantially all of the proceeds from the Capital Raise (less commissions and other offering expenses and less an amount to be retained by FNBH to pay certain future expected holding company expenses) to the Bank in order to improve the Bank's capital levels. Even if the Corporation is successful in closing the Capital Raise, the amount of capital raised and contributed to the Bank may not be sufficient to meet the minimum capital ratios required by the Consent Order or even to cause the Bank to be considered "well capitalized" under regulatory standards. See also the “Capital” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

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

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2012
Obligations of state and political subdivisions	$1,534	$45	$-	$1,579
U.S. agency	3,000	16	-	3,016
Mortgage-backed/CMO	72,979	438	(463)	72,954
Preferred stock(1)	49	20	-	69
Total	$77,562	$519	$(463)	$77,618

December 31, 2011
Obligations of state and political subdivisions	$1,284	$27	$-	$1,311
U.S. agency	6,990	20	(2)	7,008
Mortgage-backed/CMO	24,226	144	(473)	23,897
Preferred stock(1)	49	60	-	109
Total	$32,549	$251	$(475)	$32,325

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

At September 30, 2012 and December 31, 2011, the Corporation had one non-agency mortgage-backed security which has been impaired for more than twelve months. A summary of the par value, book value, carrying value (fair value) and unrealized loss for the security is presented below:

	September 30, 2012		December 31, 2011
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)
Par value	$2,457	100.00%	$2,791	100.00%
Book value	2,166	88.17%	2,500	89.61%
Carrying value	1,907	77.62%	2,064	73.95%
Unrealized loss	259	10.54%	437	15.66%

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

	September 30,	December 31,
	2012	2011
Weighted average remaining credit score (based on original FICO)	738	741
Primary location of underlying loans:
California	72%	70%
Florida	3%	3%
Other	25%	27%
Delinquency status of underlying loans:
Past due 30-59 days	1.70%	2.29%
Past due 60-89 days	1.45%	1.69%
Past due 90 days or more	10.02%	9.45%
In process of foreclosure	7.20%	8.24%
Held as other real estate owned	1.53%	1.65%

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

	September 30,	December 31,
	2012	2011

Voluntary repayment rate (CRR)	10.94%	10.30%
Default rates:
Within next 12 months	9.84%	10.47%
Decreasing to (by month 37)	3.50%	4.29%
Decreasing to (by month 215)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	50.55%	49.94%
Per annum decrease (Years 2 - 11)	2.50%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	9.00%	11.00%
Remaining credit support provided by other collateral pools of underlying loans within the security:	1.23%	4.79%

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

At September 30, 2012, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist’s underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continue to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred. Accordingly, the unrealized (non-credit) loss on the security was determined to approximate $259,000 using the valuation methodology and applicable inputs and assumptions described above.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
September 30, 2012
Mortgage-backed/CMO	$(204)	$18,208	$(259)	$1,907	$(463)	$20,115

December 31, 2011
U.S agency	$(2)	$1,998	$-	$-	$(2)	$1,998
Mortgage-backed/CMO	(36)	6,890	(437)	2,064	(473)	8,954
Total	$(38)	$8,888	$(437)	$2,064	$(475)	$10,952

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	-	-	4,990	4,996
Maturing after five years but within ten years	3,805	3,831	2,305	2,327
Maturing after ten years	778	833	1,028	1,105
	$4,583	$4,664	$8,323	$8,428
Mortgage-backed/CMO	72,979	72,954	24,226	23,897
Total	$77,562	$77,618	$32,549	$32,325

Securities, with an amortized cost of approximately $57.4 million at September 30, 2012 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $46.8 million pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2011, the amortized cost of pledged securities approximated $30.0 million, including $24.2 million of securities pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at September 30, 2012 and December 31, 2011, respectively. The Bank’s investment in FRB stock, which totaled $44,000 at September 30, 2012 and December 31, 2011, is a requirement for the Bank’s membership in the Federal Reserve System. These securities can only be resold to, or redeemed by, the issuer.

4. Loans

 The following is the recorded investment in portfolio loans:

	September 30,	December 31,
	2012	2011
	(in thousands)
Commercial	$14,223	$13,590
Commercial real estate:
Construction, land development, and other land	9,342	13,918
Owner occupied	52,499	61,555
Nonowner occupied	75,569	80,984
Consumer real estate:
Commercial purpose	7,658	9,080
Mortgage - Residential	14,934	15,056
Home equity and home equity lines of credit	8,295	9,865
Consumer and Other	4,555	4,992
Subtotal	187,075	209,040
Unearned income	(204)	(196)
Total Loans	$186,871	$208,844

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheet. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $101,000 at September 30, 2012 and $99,000 at December 31, 2011, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $3.5 million at September 30, 2012 and $4.0 million at December 31, 2011.

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

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30 follows:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
2012
Allowance for loan losses:
Beginning balance	$674	$9,326	$2,071	$91	$12,162
Charge offs	(64)	(920)	(245)	(23)	(1,252)
Recoveries	138	386	12	19	555
Provision	128	56	81	35	300
Ending balance	$876	$8,848	$1,919	$122	$11,765

2011
Allowance for loan losses:
Beginning balance	$971	$9,831	$2,108	$144	$13,054
Charge offs	(2)	(650)	(227)	(23)	(902)
Recoveries	27	17	76	38	158
Provision	(270)	609	390	71	800
Ending balance	$726	$9,807	$2,347	$230	$13,110

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30 follows:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
2012
Allowance for loan losses:
Beginning balance	$636	$9,113	$2,680	$261	$12,690
Charge offs	(304)	(2,616)	(607)	(90)	(3,617)
Recoveries	250	1,066	116	60	1,492
Provision	294	1,285	(270)	(109)	1,200
Ending balance	$876	$8,848	$1,919	$122	$11,765

2011
Allowance for loan losses:
Beginning balance	$1,049	$10,555	$2,213	$153	$13,970
Charge offs	(227)	(4,870)	(1,735)	(124)	(6,956)
Recoveries	150	243	194	109	696
Provision	(246)	3,879	1,675	92	5,400
Ending balance	$726	$9,807	$2,347	$230	$13,110

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$74	$1,557	$225	$-	$1,856
Collectively evaluated for impairment	802	7,291	1,694	122	9,909
Total allowance for loan losses	$876	$8,848	$1,919	$122	$11,765

Loan balances:
Individually evaluated for impairment	$638	$23,377	$2,473	$-	$26,488
Collectively evaluated for impairment	13,585	114,033	28,414	4,555	160,587
Total loans	$14,223	$137,410	$30,887	$4,555	$187,075

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$174	$2,278	$432	$-	$2,884
Collectively evaluated for impairment	462	6,835	2,248	261	9,806
Total allowance for loan losses	$636	$9,113	$2,680	$261	$12,690

Loan balances:
Individually evaluated for impairment	$766	$21,483	$2,871	$-	$25,120
Collectively evaluated for impairment	12,824	134,974	31,130	4,992	183,920
Total loans	$13,590	$156,457	$34,001	$4,992	$209,040

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans by class of loan:

	Not
	Rated	1	2	3	4	5	6	7	Total	Nonperforming
	(in thousands)
September 30, 2012
Commercial	$227	$646	$31	$1,304	$5,319	$3,917	$2,035	$744	$14,223	$177
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,134	4,380	784	3,044	9,342	2,904
Ownner occupied	45	-	-	1,733	18,349	21,332	4,285	6,755	52,499	4,702
Nonowner occupied	-	-	465	515	19,325	27,916	16,047	11,301	75,569	6,259
Consumer real estate:
Commercial Purpose	-	-	-	273	1,511	3,609	328	1,937	7,658	1,497
Mortgage - Residential	11,940	-	-	-	-	-	-	2,994	14,934	2,149
Home equity and home equity lines of credit	7,815	-	-	-	-	-	-	480	8,295	417
Consumer and Other	4,382	-	-	-	6	7	-	160	4,555	32
Total	$24,409	$646	$496	$3,825	$45,644	$61,161	$23,479	$27,415	$187,075	$18,137

December 31, 2011
Commercial	$33	$649	$243	$2,207	$3,875	$4,495	$760	$1,328	$13,590	$549
Commercial Real Estate:
Construction, land development, and other land	89	-	-	-	534	5,863	255	7,177	13,918	6,710
Ownner occupied	51	-	507	3,426	18,212	27,325	4,189	7,845	61,555	5,714
Nonowner occupied	-	-	-	809	25,322	36,135	6,832	11,886	80,984	5,153
Consumer real estate:
Commercial Purpose	-	-	-	309	1,719	3,027	796	3,229	9,080	2,643
Mortgage - Residential	12,639	-	-	-	-	-	-	2,417	15,056	1,587
Home equity and home equity lines of credit	9,201	-	-	-	-	-	-	664	9,865	571
Consumer and Other	4,164	-	-	431	121	117	-	159	4,992	44
Total	$26,177	$649	$750	$7,182	$49,783	$76,962	$12,832	$34,705	$209,040	$22,971

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59	60-89	90+			Total	and
	Days	Days	Days	Total	Current	Loans	Accruing
	(in thousands)
September 30, 2012
Commercial	$84	$-	$144	$228	$13,995	$14,223	$20
Commercial real estate:
Construction, land development, and other land	-	34	-	34	9,308	9,342
Owner occupied	218	714	2,010	2,942	49,557	52,499	168
Nonowner occupied	132	-	1,746	1,878	73,691	75,569	260
Consumer real estate:
Commercial purpose	283	18	344	645	7,013	7,658	15
Mortgage - Residential	522	290	55	867	14,067	14,934	-
Home equity and home equity lines of credit	118	192	-	310	7,985	8,295
Consumer and Other	67	45	-	112	4,443	4,555	-
Total	$1,424	$1,293	$4,299	$7,016	$180,059	$187,075	$463

December 31, 2011
Commercial	$86	$-	$137	$223	$13,367	$13,590	$9
Commercial real estate:
Construction, land development, and other land	114	49	4,072	4,235	9,683	13,918	-
Owner occupied	106	-	1,277	1,383	60,172	61,555	-
Nonowner occupied	-	162	630	792	80,192	80,984	-
Consumer real estate:
Commercial purpose	214	-	456	670	8,410	9,080	-
Mortgage - Residential	419	-	81	500	14,556	15,056	-
Home equity and home equity lines of credit	218	79	13	310	9,555	9,865	-
Consumer and Other	50	2	3	55	4,937	4,992	-
Total	$1,207	$292	$6,669	$8,168	$200,872	$209,040	$9

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	September 30,	December 31,
	2012	2011
	(in thousands)
Commercial	$157	$540
Commercial real estate:
Construction, land development, and other land	2,904	6,710
Owner occupied	4,534	5,714
Nonowner occupied	5,999	5,153
Consumer real estate:
Commercial purpose	1,482	2,643
Mortgage - Residential	2,149	1,587
Home equity and home equity lines of credit	417	571
Consumer and Other	32	44
Total	$17,674	$22,962

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$625	$1,139	$74	$322	$369	$174
Commercial real estate:
Construction, land development, and other land	1,742	2,434	409	3,241	6,665	730
Owner occupied	4,005	5,097	306	3,351	4,540	865
Nonowner occupied	6,135	7,633	842	5,609	8,098	683
Consumer real estate:
Commercial purpose	1,557	2,049	225	2,075	3,288	432
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,064	18,352	1,856	14,598	22,960	2,884

With no related allowance recorded:
Commercial	13	18	-	444	903	-
Commercial real estate:
Construction, land development, and other land	2,329	4,640	-	3,363	4,656	-
Owner occupied	3,950	5,504	-	3,467	4,560	-
Nonowner occupied	5,216	6,548	-	2,452	2,747	-
Consumer real estate:
Commercial purpose	916	1,396	-	796	1,039	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	12,424	18,106	-	10,522	13,905	-

Total:
Commercial	638	1,157	74	766	1,272	174
Commercial real estate:
Construction, land development, and other land	4,071	7,074	409	6,604	11,321	730
Owner occupied	7,955	10,601	306	6,818	9,100	865
Nonowner occupied	11,351	14,181	842	8,061	10,845	683
Consumer real estate:
Commercial purpose	2,473	3,445	225	2,871	4,327	432
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$26,488	$36,458	$1,856	$25,120	$36,865	$2,884

The following presents information pertaining to the recorded investment in impaired loans:

	Three Months Ended September		Nine Months Ended September
	2012	2011	2012	2011
	(in thousands)
Average of impaired loans during the period
Commercial	$648	$1,208	$685	$1,154
Commercial real estate:
Construction, land development, and other land	4,675	7,634	4,829	8,306
Owner occupied	8,522	7,251	9,045	6,732
Nonowner occupied	10,208	9,076	11,563	10,571
Consumer real estate:
Commercial purpose	2,505	2,945	2,662	2,652
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$26,558	$28,114	$28,784	$29,415

Interest income recognized during impairment
Commercial	$5	$3	$18	$27
Commercial real estate:
Construction, land development, and other land	14	-	35	-
Owner occupied	41	53	125	60
Nonowner occupied	78	34	181	89
Consumer real estate:
Commercial purpose	4	3	19	42
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$142	$93	$378	$218

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	September 30, 2012			December 31, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$481	$157	$638	$239	$299	$538
Commercial real estate:
Construction, land development, and other land	1,275	2,746	4,021	20	4,564	4,584
Owner occupied	3,421	2,870	6,291	1,104	3,307	4,411
Nonowner occupied	5,352	4,567	9,919	2,361	2,498	4,859
Consumer real estate:
Commercial purpose	992	935	1,927	228	2,025	2,253
Mortgage - Residential	340	1,079	1,419	351	770	1,121
Home equity and home equity lines of credit	52	310	362	-	213	213
Consumer and Other	-	8	8	89	11	100
Total	$11,913	$12,672	$24,585	$4,392	$13,687	$18,079

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Month			Loans Restructured in the Nine Month
	Period ended September 30, 2012			Period ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	3	2,631	2,631	3	2,631	2,631
Owner occupied	2	460	460	2	460	460
Nonowner occupied	3	1,480	1,480	6	2,353	2,353
Consumer real estate:
Commercial purpose	-	-	-	2	431	431
Mortgage - Residential	3	159	159	4	366	366
Home equity and home equity lines of credit	1	84	84	2	137	137
Consumer and Other	-	-	-	-	-	-
Total	12	$4,814	$4,814	19	$6,378	$6,378

During the three month period ended September 30, 2012, one loan with a recorded investment of $260,000 that was modified as a TDR in the last twelve months defaulted within 12 months of its restructuring. During the nine months ended September 30, 2012, six loans with a recorded investment of $1.7 million that were modified as TDRs in the last twelve months defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

	Loans Restructured in the Three Month			Loans Restructured in the Nine Month
	Period ended September 30, 2011			Period ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	4	$389	$389	8	$1,020	$1,020
Commercial real estate:
Construction, land development, and other land	1	508	508	6	1,896	1,896
Owner occupied	4	1,068	1,068	13	2,972	2,972
Nonowner occupied	1	1,184	1,184	4	5,221	4,782
Consumer real estate:
Commercial purpose	2	128	128	8	993	993
Mortgage - Residential	-	-	-	5	502	406
Home equity and home equity lines of credit	-	-	-	1	40	20
Consumer and Other	-	-	-	2	37	37
Total	12	$3,277	$3,277	47	$12,681	$12,126

During the three month period ended September 30, 2011, there were no payment defaults on TDRs. During the nine months ended September 30, 2011, one loan with a recorded investment of $447,000 that was modified as a TDR in the last twelve months defaulted within 12 months of its restructuring.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

	Non-Market Interest Rate		Extension of Amortization Period		Non-Market Interest Rate and Extension of Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
Three months ended September 30, 2012
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	1	104	2	2,527
Owner occupied	-	-	2	460	-	-
Nonowner occupied	1	126	1	902	1	452
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	1	89	-	-	2	70
Home equity and home equity lines of credit	-	-	-	-	1	84
Consumer and Other	-	-	-	-	-	-
Total	2	$215	4	$1,466	6	$3,133

Nine months ended September 30, 2012
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	1	104	2	2,527
Owner occupied	-	-	2	460	-	-
Nonowner occupied	3	531	1	902	2	920
Consumer real estate:
Commercial purpose	2	431	-	-	-	-
Mortgage - Residential	2	296	-	-	2	70
Home equity and home equity lines of credit	1	53	-	-	1	84
Consumer and Other	-	-	-	-	-	-
Total	8	$1,311	4	$1,466	7	$3,601

During the three and nine month periods ended September 30, 2012, non-market interest rate restructurings included pre-modification recorded investments of approximately $89,000 and $888,000, respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates.

	Non-Market Interest Rate		Extension of Amortization Period		Non-Market Interest Rate and Extension of Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
Three months ended September 30, 2011
Commercial	-	$-	-	$-	4	$389
Commercial real estate:
Construction, land development, and other land	-	-	-	-	1	508
Owner occupied	-	-	-	-	4	1,068
Nonowner occupied	-	-	-	-	1	1,184
Consumer real estate:
Commercial purpose	1	38	-	-	1	-
Mortgage - Residential	-	-	-	-	-	80
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	1	$38	-	$-	11	$3,229

Nine months ended September 30, 2011
Commercial	1	$86	1	$201	6	$732
Commercial real estate:
Construction, land development, and other land	-	-	-	-	6	1,896
Owner occupied	1	469	2	583	10	1,921
Nonowner occupied	1	1,184	1	758	2	3,279
Consumer real estate:
Commercial purpose	-	-	-	-	8	993
Mortgage - Residential	1	142	-	-	4	360
Home equity and home equity lines of credit	-	-	-	-	1	40
Consumer and Other	-	-	-	-	2	37
Total	4	$1,881	4	$1,542	39	$9,258

During the three and nine month periods ended September 30, 2011, non-market interest rate restructurings included pre-modification recorded investments of $3.1 million and $8.9 million, respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2012
Obligations of state and political subdivisions	$1,579	$-	$1,579	$-
U.S. agency securities	3,016	-	3,016	-
Mortgage-backed/CMO securities	72,954	-	71,047	1,907
Preferred stock securities	69	-	69	-
Total investment securities available for sale	$77,618	$-	$75,711	$1,907

December 31, 2011
Obligations of state and political subdivisions	1,311	$-	$1,311	$-
U.S. agency securities	7,008	-	7,008	-
Mortgage-backed/CMO securities	23,897	-	21,833	2,064
Preferred stock securities	109	-	109	-
Total investment securities available for sale	$32,325	$-	$30,261	$2,064

The reconciliation for the asset classified by the Corporation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 is as follows:

(in thousands)
Fair value of non-agency mortgage-backed security, beginning of period (1)	$2,064
Total gains (losses) realized/unrealized:
Included in earnings (2)	-
Included in other comprehensive income (loss) (2)	178
Purchases, issuances, and other settlements	(335)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, September 30, 2012	$1,907

Total amount of losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2012	$-

(1)	Non-agency mortgage-backed security classified as available for sale is valued using internal valuation models and pricing information from third parties.
(2)	Realized gain (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value on a nonrecurring basis is as follows:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unboservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2012
Impaired loans (1)	$24,632	$-	$-	$24,632
Other real estate owned	3,002	-	-	3,002

December 31, 2011
Impaired loans (1)	$22,236	$-	$-	$22,236
Other real estate owned	3,026	-	-	3,026

(1)	Represents carrying value and related write-downs and specific reserves on loans for which fair value is measured using either the appraised value of the underlying collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate, and other unobservable inputs.

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

The carrying amount, estimated fair value and level within the fair value hierarchy of the Corporation’s financial instruments are as follows:

	Level in Fair	September 30, 2012		December 31, 2011
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	Level 1	$39,773	$39,773	$50,020	$50,020
Short term investments	Level 2	197	197	197	197
Investment securities	Level 2	75,711	75,711	30,261	30,261
Non-agency mortgage-backed security	Level 3	1,907	1,907	2,064	2,064
FHLBI and FRB stock	Level 2	779	779	779	779
Loans, net (a)	Level 3	175,106	176,093	196,154	197,088
Accrued interest income	Level 2	723	723	739	739

Financial liabilities:
Deposits	Level 2	$297,134	$297,262	$283,652	$284,547
Other borrowings	Level 2	139	139	60	60
Accrued interest expense	Level 2	103	103	136	136

(a) Included $24.6 million and $22.2 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, respectively.

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

8. Earnings per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share is the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. The Corporation follows guidance included in ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan is considered a participating security. As a result, 2,771 and 2,338 unvested restricted shares have been included in determining both basic and diluted earnings per share for the three and nine month periods ended September 30, 2012. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share, as the impact would be anti-dilutive.

	Third Quarter		Year to Date
	2012	2011(1)	2012	2011(1)
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted shares outstanding	460,191	457,333	459,750	457,308

Net loss available to common shareholders	$118	$(428)	$75	$(3,574)
Basic and diluted net income (loss) per share	$0.26	$(0.94)	$0.16	$(7.81)

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

A summary of the activity under the LTIP for the nine months ended September 30, 2012 and 2011 is presented below:

	2012		2011
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Restricted Stock Awards (1)	Shares	Fair Value	Shares (1)	Fair Value
Outstanding at January 1,	40	$98.88	173	$112.20
Granted	-	-	-	-
Vested	(25)	103.40	(71)	125.18
Forfeited	-	-	-	-
Outstanding at September 30,	15	$91.00	102	$102.68

(1) Number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

The total fair value of the awards vested during the three months ended September 30, 2012 and 2011 was $665 and $2,577, respectively. Awards vested during the nine months ended September 30, 2012 and 2011 had a total fair value of $2,636 and $8,935, respectively. As of September 30, 2012, there was $1,335 of total unrecognized compensation cost related to nonvested stock awards under the LTIP. That cost is expected to be recognized over a weighted-average period of less than one year.

10. Income Taxes

The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

In the third quarter of 2012 and 2011 the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The decrease in the recorded valuation allowance resulted from an increase in the deferred tax liability related to appreciation in the available for sale investment portfolio. No income tax expense was recognized on the Corporation’s pre-tax income for the three and nine month period ended September 30, 2012 due to the Corporation’s tax loss carry forward position. The Corporation recorded a valuation allowance against the tax benefit related to the respective pre-tax losses incurred during the three and nine month periods ended September 30, 2011 due to the uncertainty of future taxable income necessary to realize the recorded net deferred tax asset.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., a subsidiary. The following is a discussion of the Corporation’s results of operations for the three and nine months ended September 30, 2012 and 2011, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

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

On May 8, 2012, the Corporation accepted subscription commitments from accredited investors pursuant to which the Corporation agreed to sell, subject to the satisfaction of certain conditions, securities denominated as "Units" solely to accredited investors (the "Capital Raise"). Each Unit was offered for a price of $1,500 and consists of 715 shares of the Corporation's common stock and $1,000 principal amount of 10% subordinated debentures to be issued by the Corporation. Some, but not all, of these subscription commitments have been funded into escrow pending the closing of the Capital Raise. Since May 8, 2012, the Corporation has received additional subscription commitments in this Capital Raise, some, but not all, of which have been funded into the escrow pending the closing of the Capital Raise.

The closing of the Capital Raise is subject to material conditions, including a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company. The satisfaction or waiver of these conditions is largely out of the control of the Corporation. If the conditions to the closing of the Capital Raise are not satisfied or waived, the closing will not occur. If the closing occurs as a result of the waiver of such conditions, there can be no assurances that the Bank will not continue to be subject to regulatory enforcement action, including the Consent Order, following the closing of the Capital Raise. In light of the existence of these conditions, a reader of this Quarterly Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise will close. The Corporation currently expects to stop accepting subscription commitments no later than the end of 2012. At that time, the Corporation will focus on attempting to satisfy the conditions precedent to the closing of the Capital Raise.

If the Capital Raise closes, the Corporation intends to contribute substantially all of the proceeds from the Capital Raise (less commissions and other offering expenses and less an amount to be retained by the Corporation to pay certain future expected holding company expenses) to the Bank in order to improve the Bank's capital levels. Even if the Corporation is successful in closing the Capital Raise, the amount of capital raised and contributed to the Bank may not be sufficient to meet the minimum capital ratios required by the Consent Order or even to cause the Bank to be considered "well capitalized" under regulatory standards.

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

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2007. In particular, Michigan’s unemployment rate at September 2012, although improved from 2011 and 2010 levels, remains above the national average and among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have adverse consequences as described below in “Loans and Asset Quality”.

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

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the Bank’s ability to continue operating as a going concern. Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it difficult to continue as a going concern. (Although improved from 30% at June 30, 2012, our nonperforming assets exceed the sum of the Bank’s capital and allowance for loan losses by approximately 13% at September 30. 2012). As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing portfolio is, in many respects, dependent on external factors such as our borrowers’ ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse that we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent. Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

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

It is against this backdrop that we discuss our financial condition and results of operations for the three and nine months ended September 30, 2012 as compared to same three and nine month periods in 2011.

Earnings

	Third Quarter		Year to Date
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)

Net income (loss)	$118	$(428)	$75	$(3,574)
Basic and diluted net income (loss) per share(1)	$0.26	$(0.94)	$0.16	$(7.81)

(1) Number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

Net income for the three months ended September 30, 2012 increased by $546,000 compared to the same period last year. In the third quarter of 2012, the provision for loan losses decreased by $500,000, noninterest income increased by $67,000, and noninterest expense decreased by $285,000.

Net income for the nine months ended September 30, 2012 increased by $3.6 million compared to the same period last year. For the nine months ended September 30, 2012, the provision for loan losses decreased by $4.2 million, noninterest income increased by $103,000, and noninterest expense decreased by $261,000.

Net Interest Income

	Third Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Interest and dividend income	$2,719	$3,104	$8,438	$9,621
Interest expense	263	374	847	1,225
Net interest income	$2,456	$2,730	$7,591	$8,396

Interest Yields and Costs

The following shows an analysis of net interest margin for the three and nine months ended September 30:

	For the three months ended September 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.1	0.23%	$197	$0.1	0.26%
Securites: Taxable	71,135	275.4	1.55%	35,539	277.4	3.12%
Tax-exempt (1)	1,034	15.4	5.97%	5,932	89.5	6.04%
Commercial loans (2)(3)	162,507	2,145.2	5.17%	187,842	2,418.1	5.04%
Consumer loans (2)(3)	13,870	176.2	5.05%	15,343	199.9	5.17%
Real estate loans (2)(3)	13,853	118.5	3.42%	15,196	157.2	4.14%
Total earnings and total interest income	262,596	2,730.8	4.09%	260,049	3,142.2	4.75%
Cash and due from banks	35,847			39,377
All other assets	12,559			13,731
Allowance for loan losses	(12,319)			(13,108)
Total Assets	$298,683			$300,049
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$29,617	$1.7	0.02%	$28,508	$1.9	0.03%
Savings	42,154	2.3	0.02%	42,598	10.9	0.10%
MMDA	36,980	40.9	0.44%	35,259	54.6	0.61%
Time	87,152	218.4	1.00%	97,536	306.7	1.25%
Total interest bearing liabilities and total interest expense	195,903	263.3	0.53%	203,901	374.1	0.73%
Non-interest bearing deposits	93,807			86,618
All other liabilities	2,151			1,983
Shareholders' Equity	6,822			7,547
Total Liabilities and Shareholders' Equity	$298,683			$300,049
Interest spread			3.56%			4.02%
Net interest income - FTE		$2,467.5			$2,768.1
Net interest margin			3.69%			4.18%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	Includes average non-accrual loans of approximately $20.0 million and $27.0 million for the three months ended September 30, 2012 and 2011.
(3)	Interest on loans includes origination fees totaling $16,000 in 2012 and $17,000 in 2011.

	For the nine months ended September 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.3	0.23%	$197	$0.5	0.32%
Securities: Taxable	57,685	775.6	1.79%	32,426	758.6	3.12%
Tax-exempt (1)	1,178	54.5	6.14%	6,097	281.1	6.15%
Commercial loans (2)(3)	170,472	6,716.7	5.18%	195,715	7,570.9	5.10%
Consumer loans (2)(3)	14,149	536.6	5.07%	15,717	626.5	5.33%
Real estate loans (2)(3)	14,209	393.0	3.69%	15,583	500.0	4.28%
Total earnings and total interest income	257,890	8,476.7	4.33%	265,735	9,737.6	4.85%
Cash and due from banks	33,504			32,320
All other assets	12,404			13,584
Allowance for loan losses	(12,413)			(13,601)
Total Assets	$291,385			$298,038
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
NOW	$28,947	$4.6	0.02%	$28,848	$6.1	0.03%
Savings	41,752	7.2	0.02%	41,624	33.6	0.11%
MMDA	36,333	129.6	0.48%	35,217	163.8	0.62%
Time	89,745	705.8	1.05%	100,282	1,021.2	1.36%
Total interest bearing liabilities and total interest expense	196,777	847.2	0.58%	205,971	1,224.7	0.79%
Non-interest bearing deposits	85,768			80,664
All other liabilities	2,050			2,067
Shareholders' Equity	6,790			9,336
Total Liabilities and Shareholders' Equity	$291,385			$298,038
Interest spread			3.75%			4.06%
Net interest income - FTE		$7,629.5			$8,512.9
Net interest margin			3.89%			4.23%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate.
(2)	Includes average non-accrual loans of approximately $21.6 million and $29.4 million for the nine months ended September 30, 2012 and 2011.
(3)	Interest on loans includes origination fees totaling $48,000 in 2012 and $63,000 in 2011.

Interest Earning Assets/Interest Income

On a tax equivalent basis, interest income decreased $411,000 (13.1%) in the third quarter of 2012 compared to the third quarter of 2011. This was due to a decrease in the yield on average earning assets of 66 basis points partially offset by an increase in average earning assets of $2.5 million (1.0%).

The average balance of securities increased $30.7 million (74.0%) in the third quarter of 2012 compared to the same period in 2011. This increase was attributable to $61.5 million of security purchases during 2012 which included reinvestment of $15.0 million of proceeds from security sales in December 2011 and $15.7 million of proceeds from calls and principal pay-downs received in 2012. Additional 2012 security purchases included reinvestment of loan portfolio run-off and the gradual investment of a portion of the Bank’s excess on-balance sheet liquidity into interest earning assets. The yield on average security balances decreased 193 basis points in the third quarter compared to 2011 due to sales of higher yielding securities in December 2011 and securities called in 2012 coupled with comparatively lower yields on new securities acquired during 2012.

Loan average balances decreased $28.1 million (12.9%) in the third quarter of 2012 compared to the same period last year and the average yield increased 5 basis points. The largest decline in terms of average balances was in commercial loans, the majority of our loan portfolio, which decreased $25.3 million (13.5%) in the third quarter of 2012 compared to 2011 while the average yield increased 13 basis points. Current quarter loan yields benefitted from the recognition of interest income collected upon payoff of certain nonaccrual loans. Commercial loans have continued to decrease due to receipt of scheduled payments, negotiated pay-downs and settlements collected on problem loans, pay-offs received from borrowers, pay-offs from borrowers’ refinancing with other financial institutions, charge offs and limited new loan originations. It is expected that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) will further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

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

Through nine months of the year, tax equivalent interest income decreased $1.3 million (12.9%) compared to the same period of 2011. This was due to a decrease in average earning assets of $7.8 million (3.0%) combined with a decrease in the yield on average earning assets of 52 basis points.

The average balance of securities increased $20.3 million (52.8%) for the first nine months of 2012 compared to 2011. As noted above, this increase was due to reinvestment of loan portfolio run-off and the gradual investment of a greater portion of the Corporation’s excess on-balance sheet liquidity into earning assets. The yield on average security balances decreased 172 basis points through nine months of 2012 compared to 2011 due to sale of higher yielding securities in December 2011 and recent purchases of lower yielding securities in the current rate environment.

Loan average balances decreased $28.2 million (12.4%) through nine months of 2012 compared to 2011 and the average yield remained the same. The largest decline in terms of average balances was in commercial loans, which decreased $25.2 million (12.9%) combined with an increase in yield of 8 basis points through nine months of 2012 compared to 2011. Average balances decreased primarily due to receipt of scheduled payments, settlements collected on problem loans, pay-offs, charge-offs, and limited new loan originations.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the third quarter of 2012 decreased $111,000 (29.6%) compared to the third quarter of 2011. This was the result of lower interest rates paid on deposits of 20 basis points combined with lower average deposit balances of $8.0 million (3.9%).

Interest expense on deposits through nine months of 2012 decreased $377,000 (30.8%) compared to 2011. This was the result of lower interest rates paid on deposits of 21 basis points combined with lower average deposit balances of $9.2 million (4.5%).

Liquidity

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. Liquidity risk is the risk of the Corporation being unable to meet current and future financial obligations in a timely manner. To manage liquidity risk the Corporation relies primarily on a large, stable core deposit base and excess on-balance sheet cash positions and a readily liquid available for sale investment security portfolio. Additionally, the Corporation has access to certain wholesale funding sources (as discussed below) to manage unexpected liquidity needs.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposit and investment securities available for sale. These categories totaled $118 million at September 30, 2012 or about 38.5% of total assets. This compares to $82 million or about 28.3% of total assets at year-end 2011. Liquidity is important for financial institutions because of the need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

Of the Corporation’s liquid assets at September 30, 2012, investment securities with a fair value of approximately $57 million were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis (“FHLBI”), to secure public deposits or for other purposes as required or permitted by law.

Deposits are the principal source of funds for the Bank. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The makeup of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consist principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $32.0 million at September 30, 2012 and $34.7 million at December 31, 2011, respectively. The Bank had $1.1 million of brokered deposits at September 30, 2012. Due to the Bank’s capital classification as “significantly undercapitalized” at September 30, 2012, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At September 30, 2012, the Bank had a $48.2 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $6.4 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At September 30, 2012, the Bank had no borrowings outstanding against these lines of credit.

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
September 30, 2012	(dollars in thousands)
Assets:
Loans	$69,601	$59,938	$56,691	$641	$186,871
Securities	4,268	14,858	37,804	21,467	78,397
Short term investments	197	-	-	-	197
Total rate sensitive assets	$74,066	$74,796	$94,495	$22,108	$265,465

Liabilities:
NOW, Savings & MMDA	$36,119	-	$-	$71,230	$107,349
Time Deposits	20,059	37,603	28,456	26	86,144
Total rate sensitive liabilities	$56,178	$37,603	$28,456	$71,256	$193,493

Rate sensitivity GAP and ratios:
GAP for period	$17,888	$37,193	$66,039	$(49,148)
Cumulative GAP	17,888	55,081	121,120	71,972

Cumulative rate sensitive ratio	1.32	1.59	1.99	1.37
December 31, 2011 rate sensitive ratio	1.59	1.43	1.80	1.21

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 159% asset sensitive as of September 30, 2012.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin. This modeling indicates that a 100 basis point gradual decrease in interest rates would decrease net interest income by approximately 1.3% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 5.4% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with an increase in interest rates.

Loans

	Third Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Provision for loan losses	$300	$800	$1,200	$5,400

The provision for loan losses for the third quarter of 2012 was $300,000 compared to $800,000 for the third quarter of 2011. Provision expense of $1.2 million was recorded for the nine months ended September 30, 2012 compared to $5.4 million during the same period of 2011. In general, the reduced 2012 provision expense reflects decreasing trends in the levels of existing and newly identified nonperforming loans, gradual stabilization in real estate values for certain problem credits, and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago. Although reduced from 2011, the 2012 provision expense remains elevated due to continued economic stress in the Bank’s market area and the Bank’s significant and recent historical loan loss experience.

Loan charge offs for the nine months ended September 30, 2012 totaled $3.6 million compared to $7.0 million recognized during the same prior year period. The 2012 charge offs included approximately $646,000 of protective advances paid by the Bank to protect its interest in collateral scheduled for tax sale. Specific reserves were established by the Bank in 2011 as estimates of potential loss related to these protective advances (i.e., unpaid taxes). The remaining 2012 charge offs related primarily to collateral liquidation shortfalls on existing impaired loans and management’s determination of certain borrowers’ inability to support future cash flow projections. Despite the continued need for charge offs related to collateral deficiencies on impaired loans, the general rate of decline in real estate values has slowed and may portend a decrease in future charge offs as the Bank’s higher risk commercial real estate portfolio continues to shrink.

Despite the migration of certain loans from Pass (Grade 5) to Special Mention (Grade 6) during the second quarter of 2012, as determined based on management’s monitoring and assessment of potential weaknesses, we have generally experienced a net improvement in our overall asset quality throughout 2012. This is largely attributable to the stabilization of certain underlying collateral values resulting in lower reserves on some of our substandard impaired loans. Additionally, we continue to execute our remediation plans for all significant criticized commercial credits including negotiation of settlement payments, receipt of payoffs effected via borrowers refinancing with other institutions, and enhancement of our collateral positions.

While the second quarter downgrades required a slight increase in general reserves due to higher loss allocation factors used in our allowance for loan loss analysis, the resulting increase in general reserves has been offset by continued improvement in our rolling 12 quarter loss history and the impact of lower outstanding loan balances experienced to date in 2012. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses to determine the recorded provision expense of $1.2 million for the first nine months of 2012 and the level of the allowance for loan losses of $11.8 million at September 30, 2012.

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

The following table shows the balance and percentage composition of loans as of:

	September 30, 2012		December 31, 2011
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$20,513	11.0%	$21,755	10.4%
Residential home equity/other junior liens	10,374	5.5%	12,246	5.9%
Construction, land development and other land loans	9,342	5.0%	13,918	6.7%
Commercial (nonfarm, nonresidential)	128,068	68.5%	142,539	68.2%
Commercial	14,223	7.6%	13,590	6.5%
Consumer and Other	4,555	2.4%	4,992	2.3%
Total gross loans	187,075	100.0%	209,040	100.0%
Net unearned fees	(204)		(196)
Total loans	$186,871		$208,844

The loan portfolio decreased $22 million (10.5%) in the first nine months of 2012. The largest decline was in loans secured by nonresidential properties (owner occupied and nonowner occupied) which decreased $14.5 million (10.2%). Loans secured by consumer real estate decreased $3.1 million (9.2%), construction, land development and other land loans decreased $4.6 million (32.9%), and commercial loans increased $633,000 (4.7%).

The decrease in nearly all portfolio segments was primarily attributable to receipt of scheduled payments from borrowers, special pay-downs and negotiated settlements collected on problem loans, and pay-offs received directly from borrowers or via borrowers’ refinancing with other financial institutions. Additionally, loan balances decreased by approximately $3.0 million of charge offs (net of $646,000 for protective advances as discussed above) and $619,000 of loans transferred to other real estate.

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

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. In addition, nonperforming loans include troubled debt restructured loans (“TDRs”) that are on nonaccrual status or past due 90 days or more. At September 30, 2012, December 31, 2011 and September 30, 2011, there were approximately $12.7 million, $13.7 million and $15.6 million of TDRs included in nonperforming loans. TDRs that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

	September 30,	December 31,	September 30,
	2012	2011	2011
	(dollars in thousands)

Nonaccrual loans	$17,674	$22,962	$25,242
90 days or more past due and still accruing	463	9	-
Total nonperforming loans	18,137	22,971	25,242
Other real estate owned	3,002	3,026	3,408
Total nonperforming assets	$21,139	$25,997	$28,650

Nonperforming loans as a percent of total loans	9.71%	11.00%	11.65%
Allowance for loan losses as a percent of nonperforming loans	64.87%	55.25%	51.94%
Nonperforming assets as a percent of total loans and other real estate	11.13%	12.27%	13.02%

Nonperforming loans at September 30, 2012 decreased $4.8 million from December 31, 2011 and $7.1 million from September 30, 2011. The decrease from December 31, 2011 results from the combination of approximately $2.7 million of charge offs recognized primarily on collateral dependent loans, the upgrade of approximately $1.1 million of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, the transfer of approximately $607,000 of loans to other real estate owned, and receipt of approximately $5.9 million of payments, which in aggregate, exceeded approximately $5.5 million of newly identified nonperforming loans which were comprised principally of commercial real estate loans.

During the third quarter 2012 our nonperforming loans decreased due to approximately $1.2 million of charge offs, $800,000 of upgrades, and $2.7 million of payments. These decreases were partially offset by approximately $1.3 million of newly identified nonperforming loans. The $2.7 million of payments included $1.8 million received for the full pay-off and settlement of a land development loan relationship via proceeds from the borrower’s refinancing with another financial institution and $566,000 collected as a negotiated payment in conjunction with restructuring of another land development loan. Loans 90 days past due and still accruing at September 30, 2012 represent matured loans that are expected to be renewed and continue to make current monthly payments.

Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of September 30, 2012, approximately $12.3 million (67.9%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties totaling $3.0 million at September 30, 2012 and December 31, 2011, respectively. Nonperforming loans move into OREO as the foreclosure process is completed and any redemption period expires and from the receipt of deeds in lieu of foreclosure.

At September 30, 2012, impaired loans totaled approximately $26.5 million, of which $14.1 million were assigned specific reserves of $1.9 million. Impaired loans without specific reserve allocations totaled $12.4 million, indicating that the loans are well collateralized and/or are supported by sustainable cash flows at this time. A loan is considered impaired when it is probable that that all or part of amounts due according to the contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

Of the impaired loans reported at September 30, 2012, $15.0 million are on nonaccrual status, based on management’s assessment using criteria discussed above. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonable assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

The following table summarizes the troubled debt restructuring component of impaired loans at:

	September 30, 2012			December 31, 2011
	Accruing			Accruing
	Interest	Nonaccrual	Total	Interest	Nonaccrual	Total
	(in thousands)

Current	$11,098	$9,547	$20,645	$4,392	$11,059	$15,451
Past due 30-89 days	555	688	1,243	-	376	376
Past due 90 days or more	260	2,437	2,697	-	2,252	2,252
Total troubled debt restructurings	$11,913	$12,672	$24,585	$4,392	$13,687	$18,079

Troubled debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date and if collection of future payments is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2012 was $11.8 million a decrease of $925,000 from December 31, 2011. The allowance for loan losses represented 6.30% and 6.08% of gross loans at September 30, 2012 and December 31, 2011 and provided a coverage ratio to nonperforming loans of 64.9% and 55.2% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $1.2 million provision for the nine months of 2012 and the $11.8 million allowance as of September 30, 2012 were appropriate.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at September 30, 2012, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income for the three and nine month periods ended September 30, 2012 increased $67,000 (9.7%) and $103,000 (4.8%), respectively, from the same periods in 2011. The components of noninterest income are shown in the table below:

	Third Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Service charges and fees on deposits	$382	$380	$1,135	$1,118
Other fees	309	297	938	858
Trust income	43	50	134	153
Loss on available for sale securities	-	(76)	(3)	(76)
Gain on sale of loans	24	40	24	71
Miscellaneous	-	-	-	1
Total	$758	$691	$2,228	$2,125

Relative to the same three and nine month periods in 2011, the current increase in service charges on deposits and other fees correlates, in part, with our restructuring of the Bank’s suite of deposit products in late 2011. The changes were designed to provide more competitive services to our customers while creating greater potential for the Bank to realize additional fee income based on customer account utilization and activity levels. The resulting increase in service charges and fees on deposit accounts primarily relates to adjustments applied to our customers’ recurring use of the Bank’s overdraft protection service which generated higher NSF fee income. Other fees increased due to check printing fees charged to a greater number of customers, increased fees earned on ATM transactions and increased network volumes which provided greater inter-change fee income. Trust income for the three and nine month periods ended September 30, 2012 decreased due to continued run-off in customer accounts and balances and limited new business opportunities. In September 2011, the Corporation recognized a securities loss of $76,000 for other-than-temporary impairment incurred on a non-government agency CMO security. Gain on sale of a government guaranteed SBA loan totaled $24,000 during the three month period ended September 30, 2012. In the first and third quarters of 2011, the Corporation recognized gains of $31,000 and $40,000 on the sale of two SBA guaranteed loans, respectively.

Noninterest Expense

For the three and nine months ended September 30, 2012, noninterest expense decreased over the same prior year periods. As noted below, certain increases in noninterest expense resulted directly from management’s continued efforts to remediate asset quality, recapitalize the Corporation and to generate revenue enhancements via targeted marketing efforts. Management continues to focus on initiatives to better control and reduce noninterest expense in this challenging economic environment.

	Third Quarter		Year to Date
	2012	2011	2012	2011
	(in thousands)

Salaries and employee benefits	$1,250	$1,232	$3,725	$3,614
Occupany expense	187	198	590	679
Equipment expense	77	85	252	266
Professional and service fees	404	422	1,250	1,175
Loan collection and foreclosed property expense	175	113	462	377
Computer service fees	109	157	334	379
Computer software amortization expense	9	57	71	176
FDIC assessment fees	257	260	760	843
Insurance expense	150	136	445	419
Printing and supplies	36	29	128	110
Director fees	21	18	61	57
Net (gain) loss on sale/writedown of OREO and repossessions	(23)	236	(4)	277
Other expenses	163	157	489	452
Total	$2,815	$3,100	$8,563	$8,824

The most significant component of our noninterest expense is salaries and employee benefits. The 2012 increase in salaries and employee benefits resulted primarily from staffing enhancements within our credit department, including: the hiring of a collections specialist in May 2012 and the hiring of a credit administration manager in July 2012. Partially offsetting these salary increases, the Bank received a credit in the first quarter of 2012 to adjust previously estimated group medical insurance premiums, effective to the contract renewal date in December 2011.

Occupancy expense decreased primarily due to the warmer weather experienced in the first quarter of 2012, which lowered snow removal expense and utility costs. Equipment expense decreased in 2012 due to elevated vehicle repair expenses incurred during the same prior year periods.

Professional and service fees increased primarily due to elevated consulting expenses incurred in our efforts to recapitalize the Corporation, including a special loan review engagement performed for investor due diligence in the second and third quarters of 2012 and continued tax research related to preservation of the Corporation’s net operating loss carry forward.

Loan collection and foreclosed property expenses include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. These expenses increased due to additional appraisal expense incurred for certain loans migrating to special mention status during the second quarter of 2012 and elevated OREO expenses paid to a third-party to operate a (hotel) property during 2012.

Computer software amortization expense decreased as a result of our core system software becoming fully amortized in the second quarter of 2012. In addition, prior year periods reflect contract termination expenses paid in the third quarter of 2011 when the Bank changed its online banking vendor.

FDIC assessments decreased as a result of changes in the assessment base implemented by the FDIC beginning April 1, 2011 and the Bank’s reduced average asset size relative to the same prior year periods.

During the nine months ended September 30, 2012, the Bank sold ten OREO properties for a net gain of $39,000 and recorded valuation write downs on two OREO properties for $35,000. Losses incurred on OREO sales and valuation write downs decreased from 2011 primarily due to greater stabilization of real estate values experienced in the Bank’s market area and effective marketing efforts on sold properties.

Other expenses increased in 2012 primarily due to losses resulting from fraudulent debit card activity, an ATM skimming incident and other losses at two branch locations. In addition, community contributions and business development expenses in 2012 exceeded prior periods due to the Bank’s support of greater community activities/initiatives and efforts to foster new business opportunities.

Federal Income Tax Expense (Benefit)

We recorded no federal income tax expense for the three and nine month periods ended September 30, 2012 due to the Corporation’s tax loss carry forward position. Due to the uncertainty of generating future taxable income necessary to realize the recorded net deferred tax asset, the Corporation has recorded a valuation allowance against the tax benefit related to its cumulative pre-tax losses, including the pre-tax losses incurred during the three and nine month periods ended September 30, 2011.

For the three and nine month periods ended September 30, 2012 and 2011, the Corporation recorded a federal income tax benefit to reduce its valuation allowance established on previously recorded deferred tax assets. The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the available for sale investment portfolio.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$9,966	4.73%	$16,862	8.00%	$21,077	10.00%
FNBH Bancorp	9,962	4.58%	16,862	8.00%	N/ A	N/ A

Tier 1 Capital (to risk weighted assets)
Bank	7,215	3.42%	8,431	4.00%	12,646	6.00%
FNBH Bancorp	6,911	3.28%	8,431	4.00%	N/ A	N/ A

Tier 1 Capital (to average assets)
Bank	7,215	2.42%	11,947	4.00%	14,934	5.00%
FNBH Bancorp	6,911	2.31%	11,947	4.00%	N/ A	N/ A

As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$9,987	4.49%	$17,811	8.00%	$22,264	10.00%
FNBH Bancorp	9,742	4.38%	17,811	8.00%	N/ A	N/ A

Tier 1 Capital (to risk weighted assets)
Bank	7,078	3.18%	8,906	4.00%	13,358	6.00%
FNBH Bancorp	6,833	3.07%	8,906	4.00%	N/ A	N/ A

Tier 1 Capital (to average assets)
Bank	7,078	2.44%	11,606	4.00%	14,507	5.00%
FNBH Bancorp	6,833	2.36%	11,606	4.00%	N/ A	N/ A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At September 30, 2012 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2 of the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing. The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to significantly undercapitalized to critically undercapitalized.

As described within earlier portions of this Form 10-Q filing, the Corporation accepted subscription commitments from accredited investors on May 8, 2012, and has accepted subscription commitments since such date. The closing of such transaction (the “Capital Raise”) is subject to material conditions, including a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company. The satisfaction or waiver of these conditions is largely out of the control of the Corporation. If the conditions to the closing of such transaction are not satisfied or waived, the closing will not occur. (In light of the existence of these conditions, a reader of this Quarterly Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise will close.) If the closing occurs as a result of the waiver of such conditions, there can be no assurances that the Bank will not continue to be subject to regulatory enforcement action, including the Consent Order, following the closing of such transaction. In light of the Bank’s recent losses and deficient capital position at September 30, 2012, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in closing the Capital Raise or otherwise raising additional capital.

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

If the Corporation is unable to successfully close the Capital Raise transaction described above (or if the Capital Raise closes and it is subsequently determined that additional capital is needed), the Corporation’s alternatives for additional capital will be limited. The ongoing liquidity concerns in the broader market and the loss of confidence in financial institutions will likely serve to increase our cost of funding and further limit our access to capital. We may not be able to raise the necessary capital on favorable terms, or at all. While the Company is hopeful that its ongoing efforts to raise additional capital will be successful, there are significant hurdles that remain in order for the Company to raise the amount of capital necessary for the Bank to comply with the requirements of the Consent Order. An inability to raise capital would likely have a materially adverse effect on our business, financial condition and results of operations. Management’s future plans in response to the Bank’s “significantly undercapitalized” regulatory classification and the need to raise additional capital pursuant to the Consent Order are described more fully in Note 2 of the 2011 Annual Report contained in the Corporation’s report on Form 10-K filing.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and success of the Capital Raise transaction described above, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. The holding company incurred pre-tax expenses totaling approximately $98,000 and $147,000, for the nine month periods ended September 30, 2012 and 2011, respectively.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $26,000 at September 30, 2012 and $132,000 at December 31, 2011, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2012 and December 31, 2011, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statement prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities was not permitted. Disclosure of the fair value levels of our financial assets and liabilities was added to Notes 3 and 7 upon adoption of this standard in the first quarter of 2012.

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

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. In June 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time, which is expected to occur between 2013 and 2019. The U.S. implementation of these standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented. However, the ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Corporation and the Bank is still being reviewed. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the market risk faced by the Corporation since December 31, 2011. For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, the Corporation’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2012. Based on that evaluation and the identification of a material weakness in the Corporation’s internal control over financial reporting in January 2012 (see below) the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls were not effective at September 30, 2012 to ensure that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

During the quarter ended September 30, 2012 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended September 30, 2012, except as may have been previously disclosed by the Corporation in a Current Report on Form 8-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date: November 14, 2012

