Form 10-K
period 2012-12-31
FNBH BANCORP INC
filed 2013-04-01
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 29, 2012, was $458,870.

The number of outstanding shares of common stock (no par value) as of April 1, 2013 was 455,115.

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2013 to be filed with the Securities and Exchange Commission no later than April 30, 2013, are incorporated by reference into Part III of this report.

Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood timing, and terms of our ability to recapitalize: descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to achieve or maintain certain regulatory capital standards; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2013; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to successfully raise new capital and/or our ability to implement our capital restoration and recovery plan;
•	our ability to continue as a going concern in light of the uncertainty regarding the extent and timing of possible future regulatory enforcement action against the Bank;
•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
•	our ability to comply with the various requirements imposed by the regulatory Consent Order against the Bank;
•	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
•	the ability of our Bank to attain and maintain certain regulatory capital standards;
•	limitations on our ability to access and rely on wholesale funding sources;
•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and
•	implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry

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

The Bank was originally organized in 1934 as a national banking association. As of December 31, 2012, the Bank had approximately 86 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. FNBH does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.

On November 26, 1997, H.B. Realty Co., a subsidiary of FNBH, was established to purchase land for a future branch site of the Bank and to hold title to other Bank real estate when it is considered prudent to do so.

Bank Services

The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, night depository, safe deposit box, telephone banking, Internet banking, and online bill pay. The Bank maintains correspondent relationships with major banks, pursuant to which the Bank engages in the clearance of checks and certain foreign currency transactions. The Bank also has a relationship with the Federal Home Loan Bank of Indianapolis (“FHLBI”) where it makes short term investments and where it has a line of credit of $28.4 million of which no amounts were outstanding as of year-end. The Bank also has a relationship with the Federal Reserve Bank of Chicago, the Fed Discount Window, where it has a line of credit of $6.2 million of which no amounts were outstanding at year-end. Each of the lines is collateralized by specific pledged loans and/or investment securities. Due to the Bank’s condition, borrowing availability under the lines is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.

The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2012 and 2011, the Bank’s certificates of deposit of $100,000 or more constituted approximately 11% and 12% of total deposit liabilities, respectively. The Bank’s deposits are primarily from its service areas, and the Bank does not traditionally seek or encourage large deposits from outside the area.

FNBH’s cash revenues are primarily limited to dividends paid by the Bank. The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 70% and 72% of total revenues for the years ended December 31, 2012 and 2011, respectively. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 7% of total revenues in 2012 and 8% of total revenues in 2011. Revenues were also generated from deposit service charges and other financial service fees.

The Bank provides loans secured by real estate and consumer and commercial loans to customers in its market. As of December 31, 2012, 88% of outstanding loans were secured by real estate of which 81% were secured by nonfarm nonresidential properties, construction and land development loans. The Bank’s loan portfolio is comprised of 61% fixed rate and 39% variable rate loans. Most of these loans, approximately 83%, mature within five years. Loans with fixed rates totaling approximately $30.7 million (or about 17% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Fifty-seven percent of the Bank’s interest-bearing deposits are in NOW, savings, and MMDAs, all of which are variable rate products. As of December 31, 2012, certificates of deposits totaled approximately $82.8 million with $51.3 million maturing within a year, and the majority of the balance maturing within a five year period.

Requests to the Bank for credit are considered on the basis of credit worthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved under each lending officer’s authority. Request for loans from borrowers with aggregate indebtedness in excess of $1.5 million are required to be presented to the Board of Directors or the Executive Committee of the Board for review and approval.

As described in more detail below, the Corporation’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities was 171% and 143% asset sensitive at December 31, 2012 and 2011, respectively. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below for discussion and table.

The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. The Bank is affiliated with a third party to provide residential mortgage loans to Bank customers. Those residential real estate mortgage loan requests that do not meet the third party provider’s criteria are reviewed by the Bank for approval and, if approved, are retained in the Bank’s loan portfolio. The Bank also may purchase loans which meet its normal credit standards.

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

Bank Competition

The Bank has eight offices within the five communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, the Bank’s principal competitors are Fifth Third Bank, PNC Bank National, JP Morgan Chase, Citizens Bank, Comerica Bank, and Bank of America. Each of these financial institutions, which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than the Corporation. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2012, the Bank holds approximately 13.4% of local deposits, compared to approximately 13.2% held by JP Morgan Chase, approximately 13.2% by Fifth Third Bank, approximately 11.7% held by PNC Bank National, approximately 10.3% held by Citizens Bank, approximately 9.6% held by Comerica Bank, and approximately 7.9% held by TCF National Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, JP Morgan Chase operates six branch offices, Fifth Third Bank maintains five branch offices, PNC Bank National operates six branch offices, Citizens Bank has five branch offices, Comerica Bank has three branch offices, and TCF National Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.

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

Condition of Corporation

The following table sets forth certain information regarding the condition of the Corporation:

	Balances as of December 31,
	(in thousands)
	2012	2011	2010	2009	2008
Total Assets	$296,871	$292,080	$305,341	$332,390	$388,783
Loans	180,191	208,844	235,938	274,046	315,817
Securities	73,365	33,104	28,171	23,701	42,516
Noninterest-Bearing Deposits	95,779	83,506	62,294	65,644	56,405
Interest-Bearing Deposits	191,903	200,147	230,986	249,552	293,122
Total Deposits	287,682	283,652	293,280	315,196	349,527
Shareholders' Equity	7,369	6,610	10,134	14,376	27,525

Throughout 2012, the Bank operated eight branch facilities: one in downtown Howell, one in a grocery store located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2012, loans decreased due to a general lack of loan demand by credit worthy borrowers reflecting a continued cautiousness about current local economic conditions. Management’s remediation of problem loans through negotiated settlements and strategic payoffs and a focus on reducing the Bank’s size to manage regulatory capital ratios also served to reduce loan balances in 2012. Securities increased during 2012 as the Bank deployed liquidity otherwise available for lending into interest earning assets. Deposit levels during 2012 remained relatively comparable to 2011 levels due to the strength of the Bank’s core deposit base. At year-end 2012, deposits exceeded the prior year-end levels due to the timing of public fund deposits. Shareholders’ equity increased in 2012 due to net income of $329,000 and other comprehensive income of $426,000 related to appreciation in the available for sale investment portfolio.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This federal law includes the following:

•	Creation of the Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;

•	Creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	Provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;

•	A provision that will broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000;

•	A provision under which interchange fees for debit cards of issuers with at least $10 billion in assets will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;

•	A provision that will require bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and

•	New restrictions on how mortgage brokers and loan originators may be compensated.

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

As a result of the Bank’s current inability to pay dividends to FNBH, FNBH has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of FNBH. To resolve FNBH’s liquidity needs and the deficient capital levels at FNBH and the Bank, the Corporation is working to complete a recapitalization of the Corporation. However, until any such recapitalization can be completed, the Corporation has borrowed funds from its directors and one executive officer in order for the Corporation to pay those of its expenses it is unable to defer. The aggregate amount borrowed by the Corporation from these individuals is approximately $148,000. The Corporation does not pay interest on the amounts borrowed nor is there any collateral securing the Corporation's repayment of these amounts. The Corporation intends to repay the amounts borrowed pursuant to the issuance of its securities in connection with a recapitalization of the Corporation. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” for management’s discussion of efforts to recapitalize the Corporation and the Bank.

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

In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as FNBH, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. FNBH’s Articles of Incorporation authorize the issuance of up to 30,000 shares of preferred stock, with no par value. In October 2011, FNBH designated 10,000 of these shares of preferred stock as Series A Junior Participating Preferred Stock in connection with its Tax Benefits Preservation Plan, as described below. As of April 1, 2013, no preferred shares, including the Series A Preferred Shares, have been issued.

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

The initial base assessment rate for institutions in Risk Category I is set at an annual rate of between 5 and 9 basis points. The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 14, 23, and 35 basis points, respectively, and the initial base assessment rates for institutions with at least $10 billion in assets and certain “highly complex institutions” is set at an annual rate of between 5 and 35 basis points. These initial base assessment rates are subject to adjustment based on the institution's brokered deposits, unsecured debt, and depository institution debt.

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

For information about the deposit insurance premiums payable by the Bank, see “Noninterest Expense” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

OCC Assessments. National banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of supervisory fees paid by a national bank is primarily based upon the bank’s total assets, as reported to the OCC. Due to the existing Consent Order, the Bank is also subject to a surcharge by the OCC due to the Bank’s need for increased regulatory supervision.

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

The Bank is subject to a Consent Order imposed by the OCC on September 24, 2009. Among other things, the Consent Order requires the Bank to maintain capital ratios higher than the minimum ratios set forth above. The Consent Order requires the Bank to maintain a minimum Total Risk-Based Capital Ratio of at least 11% and a Leverage Ratio of at least 8.5%. The Bank is not currently in compliance with the minimum capital ratios imposed by the Consent Order. At December 31, 2012, the Bank’s Total Risk-Based Capital Ratio was 5.02% and the Bank’s Leverage Ratio was 2.58%.

At December 31, 2012, certain of the Bank’s ratios are classified as “significantly undercapitalized” according to the table set forth above. In addition, because the capital restoration plan the Bank submitted to the OCC pursuant to the Content Order was not accepted by the OCC, the Bank is currently categorized as "significantly undercapitalized."

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

Item 1A. Risk Factors.

Significant uncertainty regarding the impact of possible further regulatory enforcement action against the Bank threatens our ability to continue as a going concern. As described elsewhere in this Form 10-K, the Bank is subject to a Consent Order imposed by the Office of the Comptroller of the Currency (OCC) that requires management to take a number of actions, including increasing and maintaining the Bank's capital levels at amounts in excess of the Bank's current capital levels. The Bank has failed to increase its capital levels as required by the Consent Order. As of the date of this Form 10-K, the Corporation has not entered into any definitive agreement regarding the raising of additional capital or a potential sale of the Corporation or the Bank, and it is not certain whether the Corporation will ultimately be able to enter into any such agreement. The Bank’s current capital levels along with this failure to comply with the Consent Order result in the Bank being "significantly undercapitalized" for purposes of the federal regulators' Prompt Corrective Action (PCA) powers and may result in additional regulatory enforcement action. If we are unable to successfully raise capital or sell the Bank and if our financial condition otherwise fails to improve significantly, additional regulatory enforcement action against the Bank may result. Consequently, management believes that these matters raise substantial doubt about the Corporation’s ability to continue as a going concern. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Corporation.  The consolidated financial statements included in this Form 10-K have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for management’s discussion of our financial condition at December 31, 2012.

The Corporation has failed to satisfy the terms of the Consent Order regarding the restoration of capital at the Bank, which could lead to the Bank being placed into receivership. Since June 30, 2009, the Bank has been undercapitalized by regulatory capital standards. As a result, the Bank was required to submit a capital restoration plan to the OCC to demonstrate how the Bank will improve its capital position such that it meets the minimum capital requirements imposed by the OCC. The Bank submitted a capital restoration plan to the OCC in September 2009, which as explained below, was not deemed acceptable by the OCC. As the sole shareholder of the Bank, the Corporation was required to guarantee the Bank's compliance with such plan until such time that the Bank becomes adequately capitalized on average during each of four consecutive calendar quarters. The Corporation's guarantee is secured by a pledge of the Corporation's assets.

By letter dated October 28, 2009, the OCC notified the Bank that its Capital Restoration Plan and Capital Plan (collectively, the “Plan”) were not acceptable due to an inability to determine that the Plan was realistic and the uncertainty surrounding whether it would succeed in restoring the Bank’s capital. The OCC also noted that the Plan failed to identify specific, reliable sources of additional capital and lacked a detailed strategy for a proposed sale of problem loans. Although the Bank has submitted a revised Plan, the revised Plan has not yet been accepted by the OCC. As a result of the Bank’s current capital levels and its failure to submit an acceptable capital plan within an acceptable time, for purposes of Prompt Correction Action, the Bank is “significantly undercapitalized” by regulatory standards. While the Bank intends to submit a revised Plan to the OCC once more definitive plans for new capital have been finalized, the Bank does not believe any Plan will be deemed acceptable to the OCC unless it contains a firm commitment by one or more investors to make the additional capital contributions necessary for the Bank to meet its minimum capital ratios or to otherwise acquire the Bank. The Bank’s classification as “significantly undercapitalized” results in a number of additional restrictions on its operations as described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Since 2010 and through the current date, the Corporation has been working to attempt to raise additional capital for the Bank.   As disclosed in Note 20 to the consolidated financial statements included in this Annual Report below, the Corporation has made progress in its recapitalization efforts. However, the closing of the Corporation's pending capital raise is subject to material conditions, including a requirement to obtain the approval of the Federal Reserve to the Corporation's issuance of the subordinated debentures, a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company.  The satisfaction (or, in some cases, waiver) of these conditions is largely out of the control of the Corporation.  If the conditions to the closing of the capital raise are not satisfied or waived, the closing will not occur.  In light of the existence of these conditions, a reader of this Annual Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the capital raise will close or the timing or terms of any capital raise.

If the pending capital raise closes, the Corporation currently intends to contribute to the Bank an amount of net proceeds from the capital raise sufficient for the Bank to meet the minimum capital ratios required by the Consent Order.  However, it is possible other circumstances could prevent the Corporation from contributing such amount to the Bank's capital, such that the Bank will continue to be in noncompliance with such minimum capital ratios.  Even if the Bank is able to meet the minimum capital ratios following the closing of a capital raise (assuming a closing occurs), it is possible that further losses at the Bank could cause its capital to once again fall below such minimum ratios.  In any event, even if the closing of the pending capital raise occurs, the Corporation currently expects that the Bank will continue to be subject to the Consent Order or some other regulatory enforcement action for some period while the Bank works to comply with the other provisions of the Consent Order and demonstrate a period of performance with the requirements of the Consent Order.

The Corporation is hopeful that its ongoing efforts to recapitalize the Corporation and the Bank as soon as possible will be successful.  However, the Corporation cannot give any assurances that its plan or related efforts will improve the Bank's financial condition; further deterioration of the Bank's capital position is possible.  The current economic environment in southeast Michigan and local real estate market conditions, while improving, will continue to present challenges to the Bank's financial performance.

If the Bank and the Corporation are unable to successfully complete a recapitalization, it is likely the OCC would take increasingly severe actions against the Bank which could lead to the Bank being placed into receivership by federal regulators. In such a scenario, it is unlikely the holders of the Corporation's common stock would realize any value for their common stock.

The Bank's current capital may not be sufficient to absorb future losses from the Bank’s operations. The Bank maintains capital as a means of absorbing losses resulting from the Bank's operations. The Bank incurred significant losses each year beginning 2007 through 2011, which losses have significantly depleted the Bank's capital and resulted in the Bank being considered "significantly undercapitalized" pursuant to regulatory capital standards. A continuing decline in the collectability of the Bank's loans, a continuing decline in the value of the collateral supporting those loans, or both, may require the Bank to increase its allowance for loan losses, which would further deplete existing capital. Although the Bank was profitable in 2012 and although the Bank has seen some improvement in the economic conditions and real estate values in the areas where the Bank operates, the Bank may incur additional operating losses in the near-term. The Bank's current capital may be insufficient to absorb future operating losses and, unless the Bank is successful in raising additional capital, this lack of capital is likely to have a material adverse effect on the Corporation's business, results of operations, and financial condition and, in extreme circumstances, could result in the insolvency and liquidation of the Bank.

Continued higher FDIC deposit insurance premiums and restrictions related to our deposit base as a result of the Bank’s current financial condition could, individually or collectively, result in material adverse effects on the Corporation's financial condition. The amount of FDIC deposit insurance premiums required to be paid by financial institutions depends in part on the institution's risk rating and capital position. As a result of the Bank's current risk rating and capital position, the assessment rate to be paid by the Bank for FDIC deposit insurance remains elevated. These higher assessment rates charged against the Bank are expected to continue into 2013 until such time as the Bank is recapitalized and demonstrates a period of satisfactory performance with the requirements of the Consent Order.

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

As of December 31, 2012, approximately 84% of the Bank’s loan portfolio is commercial purpose loans. Of these commercial purpose loans, approximately 89% are loans secured by commercial real estate, primarily including owner occupied and nonowner occupied properties, construction and land development properties, and single family home construction. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater than that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.

In addition, federal regulators periodically review our allowance for loan losses and, if warranted, may require us to increase our provision for loan losses or recognize additional loan charge offs. Any increase in our allowance for loan losses or loan charge offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

As a community bank, our financial condition is dependent, in part, on the general economic condition of the communities we serve. Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. According to data published by the federal Bureau of Labor Statistics, Michigan’s unemployment rate in December 2012 was 8.9%, improved from 9.3% in December 2011, but still among the worst of all states. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions.

During the past year, the general business environment in our markets continued to have an overall adverse effect on our business. While we believe that there are now some signs of stabilization within segments of this business environment, conditions are not expected to improve dramatically in the near term. Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected. A continued economic slowdown could have many adverse consequences, including the following: loan delinquencies may increase, problem assets and foreclosures may increase, demand for our products and services may decline, and collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. In particular, our level of nonperforming loans, net loan charge offs, loan delinquencies and provision for loan losses remains elevated from pre-2007 historical levels.

We are heavily weighted with loans secured by real estate, and further declines in the real estate market may result in higher loan losses. A large majority of our loans are secured by commercial and residential real estate. As of December 31, 2012, 88% of our outstanding loans were secured by real estate of which 81% were secured by nonfarm nonresidential properties, construction and land development loans. While cash flows from our commercial customers’ business operations are intended to provide for repayment of their loans, further declines in the economy may impact their ability to do so. The Bank relies on the underlying collateral of a loan as the secondary source of repayment. Dramatic declines in the commercial and residential real estate markets in recent years, as evidenced by falling prices and foreclosures, and elevated unemployment levels, have resulted in, and may continue to result in, significant write-downs of our asset values. If collateral values continue to decline because of further declines in the overall real estate market, the Bank may incur increased loan losses.

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

Competition with other financial institutions and financial service providers could adversely affect our profitability. We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. In addition, the current condition of our Bank and the fact that it is subject to, but out of compliance with, a formal regulatory enforcement action, increases our operating cost in various ways, as disclosed in this Annual Report. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on bank holding companies. As a result, these non-bank competitors may have an advantage over us in providing certain services, and this competition may reduce or limit our margins on banking services, reduce our market share, and adversely affect our results of operations and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. We are subject to extensive regulation, supervision, and examination by federal banking authorities. Any change in applicable legislation could have a substantial impact on us and our Bank and its operations. Additional legislation may be enacted or adopted in the future that could significantly affect our powers, authority, and operations, which could increase our costs of doing business and, as a result, give an advantage to our competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to interpret these regulations as well as as to take actions to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.

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

We have reported material weaknesses in our internal control over financial reporting and if additional material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Complete information regarding management’s identification of a material weakness in January 2012, the determination that a material weakness existed at December 31, 2011, and management’s plan to remediate the material weakness, was provided in the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2011.

As disclosed below in Item 9A “Controls and Procedures”, although management began to execute remediation plans beginning if the first quarter of 2012 and now believes that such actions have begun to strengthen the Corporation’s internal control over financial reporting and will, over time, continue to address the identified material weakness, there can be no assurances that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Because some of these remedial actions continue to take place on a quarterly basis, their successful implementation continues to be evaluated before management is able to conclude that the related material weakness has been remediated. Consequently, management was not able to conclude that the related material weakness had been fully remediated at December 31, 2012. However, in light of the extensive remediation efforts initiated in 2012 and the repeated opportunities to evaluate their effectiveness each quarter, management expects to be able to assess whether the identified material weakness has been remediated by no later than the second quarter of 2013.

In addition, we may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or we may uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

Difficult national and global economic and market conditions have adversely affected our industry and financial performance. The difficult economic conditions experienced during the recent national and global recessions have, among other things, negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. This has also resulted in the write-downs of asset-backed securities and other securities and loans. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reduced business activity generally. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

We may not pay dividends on our common stock for the foreseeable future. Holders of shares of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. We currently are prohibited from paying any dividends to our shareholders as a result of the financial condition of our Bank and the various regulatory matters described in this Annual Report. We do not foresee being able to pay dividends to our shareholders in the near future. Our inability to pay dividends to our common stock shareholders could adversely affect the market price of our stock.

If successful, our efforts to complete a recapitalization as set forth in our Capital Plan will be highly dilutive to our common shareholders. Our Capital Plan contemplates the issuance of a significant number of shares of our capital stock to recapitalize the Corporation. The completion of any such recapitalization is likely to be highly dilutive to our current shareholders. There can be no assurances provided regarding the market price of our common stock relative to the effect of a successful capital raising transaction or the perception that such transaction could occur.

The recapitalization we are pursuing could result in one or more private investors owning a significant percentage of our stock and having the ability to exert significant influence over our management and operations. The recapitalization initiative set forth in our Capital Plan may result in one or more large investors owning a significant portion of our common stock. Any such significant shareholder could exercise significant influence on matters submitted to our shareholders for approval, including the election of directors. In addition, having a significant shareholder could make future transactions more difficult or even impossible to complete without the support of such shareholder, whose interests may not coincide with interests of smaller shareholders. These possibilities could have an adverse effect on the market price of our common stock.

It is possible that a recapitalization of the Company could trigger an ownership change that will negatively affect our ability to utilize net operating loss carryforwards and other deferred tax assets in the future. As of December 31, 2012, we had federal net operating loss carryforwards of approximately $23.8 million, and such amount may continue to increase in the future. Under federal tax law, our ability to utilize these carryforwards and other deferred tax assets is limited if we are deemed to experience a change of ownership. This would result in our loss of the benefit of these deferred tax assets. Although we are attempting to structure any recapitalization of the Corporation in such a way as to avoid an ownership change, so as to preserve the benefit of these deferred tax assets, it is possible we will not be successful in avoiding a change of ownership under these rules. This would materially limit our ability to utilize these significant deferred tax assets. In October 2011, the Corporation entered into a Tax Benefits Preservation Plan to protect against such an ownership change that would adversely affect the Corporation’s future ability to use its deferred tax assets. However, despite the plan’s intent to limit the extent of potential ownership change resulting from any capital raise, there is no guarantee that the plan will prevent the occurrence of an ownership change for purposes of federal tax laws.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank operates from eight facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Corporation are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 4299 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan; 8080 Challis Road, Brighton, Michigan; 760 South Grand Avenue, Fowlerville, Michigan; 10700 Highland Road, Hartland, Michigan; and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive-up services. All of the properties are owned by the Bank except for the West Grand River branch which is leased. The lease is for 5 years with two 5 year renewal options, expiring September 2022. The average lease payment over the remaining life of the lease is $4,500 monthly.

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

The Corporation’s executive officers as of April 1, 2013 are as follows:

Ronald L. Long  (Age 53), President, Chief Executive Officer, since May 12, 2008; Senior Vice President and Senior Business Development Officer, Independent Bank from October 2007 through January 2008; President and Chief Executive Officer, Independent Bank East Michigan from 1993 through September 2007.

Mark J. Huber (Age 44), Senior Vice President, Chief Financial Officer, since June 4, 2009; Senior Manager, specializing in financial institutions, with Plante & Moran, PLLC from 1993 –2009.

Gerald Moyer (Age 59), Senior Vice President, Commercial Loan Officer since April 13, 2009, Chief Work Out Officer August 16, 2008 – April 12, 2009, Vice President, Commercial Loan Officer April 21, 2008 – August 15, 2008.   Vice President and Senior Relationship Manager, Private Financial Group, with Huntington National Bank from June 2001 – March 2008.

Daniel J. Wollschlager (Age 62), Senior Vice President, Chief Credit Officer, since October 27, 2011; Executive Vice President, Senior Lending Officer and Director, the State Bank from October 2008 to October 2011; Chief Executive Officer and Chief Credit Officer and Director, Main Street Bank from September 2009 to October 2011; Principal, BBK, LTD., from September 2004 to September 2007; Executive Vice President, Corporate Special Assets Manager, National City Bank (Cleveland, OH) from 2002-2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is not an established trading market for the Corporation’s common stock. Information regarding its market price can be obtained on the Internet at nasdaq.com, symbol “FNHM”. There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. From January 1, 2011, through December 31, 2012, there were, so far as the Corporation’s management knows, a total of 83,000 shares of the Corporation’s common stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. High and low closing prices of our common stock for each quarter for the year ended December 31, 2012 and 2011 are set forth below. No dividends were declared on common stock during 2012 and 2011. Effective October 3, 2011, the Corporation effected a 1-for-7 reverse stock split, as reflected at the open of trading on the following day. All prior share amounts have been restated to reflect this split. To the knowledge of management, the last sale of common stock occurred on March 6, 2013 at a price of $1.35 per share.

	2012			2011
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$0.85	$0.23	$-	$2.94	$1.47	$-
Second Quarter	$1.06	$0.35	$-	$2.80	$1.12	$-
Third Quarter	$1.01	$0.36	$-	$3.57	$1.26	$-
Fourth Quarter	$2.00	$0.36	$-	$3.50	$0.20	$-

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

The Corporation did not repurchase any of its stock during the fourth quarter of 2012, nor has the Corporation’s Board adopted or approved a stock repurchase program.

Item 6. Selected Financial Data.

SUMMARY FINANCIAL DATA

	2012	2011	2010	2009	2008
(in thousands, except per share data)
Statement of Operations Data:
Interest income	$11,064	$12,692	$14,227	$17,870	$24,307
Interest expense	1,092	1,571	2,496	4,632	8,118
Net interest income	9,972	11,121	11,731	13,238	16,189
Provision for loan losses	1,325	6,200	5,975	15,847	14,855
Noninterest income (1)	3,271	2,922	3,225	3,569	3,341
Gain (loss) on available for sale securities (1)	(3)	337	329	199	(3,237)
Noninterest expense (2)	11,690	11,753	13,146	15,939	14,979
Income (loss) before federal income taxes	225	(3,573)	(3,836)	(14,780)	(13,541)
Net income (loss)	329	(3,573)	(3,893)	(13,696)	(13,414)
Per Share Data(3):
Basic and diluted net income (loss) per share	$0.72	$(7.81)	$(8.53)	$(30.23)	$(30.31)
Dividends paid	-	-	-	-	1.12
Weighted average basic and diluted shares outstanding	457,416	457,318	456,633	453,025	442,333
Balance Sheet Data:
Total assets	$296,871	$292,080	$305,341	$332,390	$388,783
Loans, gross	180,191	208,844	235,938	274,046	315,817
Allowance for loan losses	11,769	12,690	13,970	18,665	14,122
Deposits	287,682	283,652	293,280	315,196	349,527
Shareholders' equity	7,369	6,610	10,134	14,376	27,525
Ratios:
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Average equity to average asset ratio	2.35%	2.96%	4.31%	5.80%	9.24%

(1)	Included in noninterest income in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Income” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	Included in noninterest expense in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Expense” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(3)	Per share data and number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.

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

Included or incorporated by reference in this document are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Corporation’s management as well as on assumptions made by, and information currently available to, the Corporation at the times such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, factors set forth below in this Report generally, and certain economic and business factors, some of which may be beyond the control of the Corporation. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Please read the cautionary language regarding these forward-looking statements set forth at the beginning of this Annual Report.

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

Under the terms of the Consent Order, the Bank submitted to the OCC a capital restoration plan and capital plan (collectively, the “Plan”). The OCC has determined that the Plan is not acceptable, principally due to the fact that the OCC was unable to determine that the Plan was realistic and likely to succeed in restoring the Bank’s capital, based upon the information provided in the Plan. As noted below, the Bank continues to pursue its capital raising efforts and intends to update and resubmit the Plan to the OCC once more definitive plans to improve the Bank’s capital have been made.

Due to certain of the Bank’s regulatory capital ratios declining below minimum standards and its failure to date to submit an acceptable plan to the OCC, the Bank is “significantly undercapitalized” for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (2) prohibitions on the acceptance of employee benefit plan deposits, and (3) restrictions on interest rates paid on deposits. At December 31, 2012, the Bank’s capital ratios continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2012 and the uncertainty of successfully completing a recapitalization of the Bank , it is reasonable to anticipate continued and/or further regulatory enforcement action by the OCC.

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

As noted below and fully described in management’s recovery plan included in Note 2 to the consolidated financial statements, management has undertaken various initiatives to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy or results may not be sufficient to sustain the Bank's capital levels at satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory enforcement action.

In response to these regulatory challenges, difficult market conditions and significant losses incurred from 2007 through 2011, we have taken steps or initiated actions in an attempt to restore our capital levels, improve our operations and return to profitability, including:

•	On February 19, 2009, we held a special shareholders’ meeting at which our shareholders approved an amendment to the Corporation’s Articles of Incorporation to authorize the Board of Directors to issue up to 30,000 shares of preferred stock. Additionally, at the annual meeting on May 28, 2009 our shareholders approved a 2,800,000 increase in the number of authorized shares of common stock. We requested the authorization to issue preferred shares and additional shares of common stock in order to be able to raise additional capital required by our current capital position and the Consent Order imposed by the OCC.

•	In September 2009, we prepared a Capital Plan outlining our plans to recapitalize the Corporation and the Bank. The Capital Plan was deemed unacceptable by the OCC for purposes of its PCA enforcement powers, principally due to the fact that the OCC is unable to determine that the Plan is realistic and likely to succeed in restoring the Bank’s capital. We continue to work with financial and legal advisors to pursue various transactions that would result in additional capital to the Bank. To date, while we have made significant progress in our effort to recapitalize, we have not yet received any additional capital. Please see Note 20 to our consolidated financial statements below for the current status of our recapitalization efforts.

•	The Bank has taken many steps to address other requirements of the Consent Order, including making improvements to its liquidity risk management program and its loan portfolio management.

•	The Bank believes it has increased the strength of its executive management team through new hires in 2008 and 2009, by including CEO Ron Long, Sr. VP & CFO Mark Huber, and Sr. VP & Commercial Loan Officer Gerald Moyer. In addition, the Bank hired Sr. VP & Chief Credit Officer Daniel Wollschlager in October 2011.

•	Management continues to support the Bank's regulatory capital levels and ratios via strategic balance sheet reductions achieved primarily through non-renewal of high cost certificates of deposits while managing normal loan runoff (i.e., scheduled payments) with limited new money loan originations. The execution of this strategy is intended to sustain the Bank's net interest margin via lower deposit pricing in the current rate environment coupled with greater reliance on lower cost core deposits. The strategy involves close monitoring of the Bank's liquidity position and attention to significant customer relationships.

•	Management continues to maintain significant borrowing availability as a source of contingency funding at the Federal Home Loan Bank of Indianapolis (“FHLBI”) and Federal Reserve which is secured by investment securities and/or eligible loans pledged as collateral. At December 31, 2012, the Bank has approximately $34.6 million of unused availability under established lines of credit at the FHLBI and Federal Reserve Discount Window, the availability of which is subject to approval by the respective lender.

•	Continued asset quality improvements are critical to the Bank’s future financial results and performance. The active management and targeted reduction in the current level of criticized loans includes formulation of specific workout strategies to mitigate potential loss exposure to the Bank, continued quarterly loan portfolio credit quality reviews emphasizing timely monitoring of borrower relationships, timely identification of credit weaknesses, and heightened accountability of loan officers.

•	On September 22, 2011, at a special shareholder meeting, the shareholders of the Corporation approved a 1-for-7 reverse stock split of the Corporation's outstanding shares of common stock. This reverse stock split was implemented on October 3, 2011. The primary purpose of the reverse stock split was to increase the number of the Corporation’s authorized common stock available for future issuance as part of the Company’s efforts to raise additional capital.

•	On October 14, 2011, the Corporation entered into a Tax Benefits Preservation Plan as a measure to protect against an ownership change that would adversely affect the Corporation’s future ability to utilize its deferred tax assets.

•	On May 24, 2012, the shareholders of the Corporation approved an increase in the number of authorized shares of common stock from 7 million shares to 11 million shares. The additional shares are expected to be required in order to complete a recapitalization of the Corporation and to provide additional shares for future issuance should further capital needs arise.

•	The Bank’s 2013 budget places continued emphasis on growth initiatives, revenue enhancements, managed cost increases to support revenue and growth initiatives, expense reductions related to improved regulatory standing and other operational efficiencies. However, we will likely be unable to pursue any growth initiatives unless and until we are able to successfully complete a recapitalization of the Bank.

There can be no assurance these efforts will improve the Bank’s financial condition. Further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose challenges on the Bank and are expected to adversely impact financial results.

It is against this backdrop that we discuss our financial condition and results of operations in 2012 as compared to earlier periods.

FINANCIAL CONDITION

Total assets were $296.9 million at December 31, 2012 compared to $292.1 million at December 31, 2011; an increase of $4.8 million (1.6%). Investment securities increased $40.3 million (121.6%) to $73.4 million and gross loans decreased $28.7 million (13.7%) to $180.2 million. Deposits increased $4.0 million (1.4%) to $287.7 million. Shareholders’ equity increased $759,000 (11.5%) to $7.4 million.

Securities

During 2012, investments securities increased $40.3 million due to the purchase of $61.5 million of securities offset by scheduled maturities and calls of $7.0 million, pay downs of $13.7 million and sales of securities of $247,000. At December 31, 2012, the Bank had $42.0 million of cash and cash equivalents, a decrease of $8.2 million from December 31, 2011. The purchase of additional securities was funded primarily by the excess cash resulting from the decrease in loans during 2012.

The following table sets forth the fair value of available for sale securities and the book value of other securities at December 31:

	2012	2011	2010
	(in thousands)
Available for sale securities:
Obligations of state and political subdivisions	$1,580	$1,311	$6,286
U.S. agency	3,007	7,008	-
Mortgage-backed/CMO	67,862	23,897	20,936
Preferred stock	137	109	48
Total available for sale securities	$72,586	$32,325	$27,270
Other securities:
FRB stock	$44	$44	$44
FHLBI stock	735	735	857
Total other securities	$779	$779	$901

The following table sets forth the fair value contractual maturities of securities at December 31, 2012 and the weighted average coupon rate of such securities:

	Maturing Within One Year		Maturing After One but Within Five Years		Maturing After Five but Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
States and political subdivisions	$-	-	$501	0.91	$316	4.00%	$763	4.14%
U.S. agencies	-	-	-	-	3,007	2.60%	-	-
Mortgage-backed/CMO securities	-	-	-	-	19,642	3.01%	48,220	3.16%
Preferred stock	-	-	-	-	-	-	137	-
FRB stock	-	-	-	-	-	-	44	6.00%
FHLBI stock	-	-	-	-	-	-	735	2.83%
Total	$-	-	$501	0.91%	$22,965	2.97%	$49,899	3.17%

Tax equivalent adjustment for calculation of yield	$-		$7		$4		$10

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt		Equivalent
	Rate	Adjustment	Basis
Under 1 year	-	-	-
1-5 years	0.91%	1.39%	2.30%
5-10 years	4.00%	1.39%	5.39%
10 years or more	4.14%	1.39%	5.53%

The following table shows the percentage composition of the securities portfolio as of December 31:

	2012	2011	2010
Obilgations of state and political subdivisions	2.2%	4.0%	22.3%
U.S. agency	4.1%	21.2%	-
Mortgage-backed/CMO	92.5%	72.2%	74.3%
Preferred stock	0.2%	0.3%	0.2%
Other	1.0%	2.3%	3.2%
Total securities	100.0%	100.0%	100.0%

Loans

The senior management and board of directors of the Bank retain the authority and responsibility for credit decisions. We have adopted uniform underwriting standards documented in our various loan policies. Our delegated loan authorities and loan committee structure attempt to provide requisite controls and promote compliance with such established underwriting standards. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the board or the entire board. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses has been elevated since 2007 relative to prior historical levels.

The loan portfolio decreased $28.7 million (13.7%) in 2012. The decrease was attributable in part to remediation of problem loans via negotiated settlements and strategic payoffs and the deliberate run-off of existing loans to shrink the Bank’s asset size and manage capital ratios and to diversify risk within the loan portfolio (i.e., reduce concentrations in real estate secured loans). Further decreases in loans resulted from $4.0 million of charge offs and $2.1 million of loans transferred to other real estate owned during 2012. In addition, fewer lending opportunities and credit worthy borrowers continued to limit loan growth in 2012.

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

The following table shows the balance and percentage composition of loans as of December 31:

	2012		2011		2010		2009		2008
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
	(in thousands)
Secured by real estate:
Residential first mortgage	$19,782	11.0%	$21,755	10.4%	$24,546	10.4%	$29,719	10.8%	$31,332	9.9%
Residential home equity/other junior liens	10,040	5.6%	12,246	5.9%	14,967	6.3%	17,606	6.4%	20,511	6.5%
Construction, land development and other land	8,741	4.8%	13,918	6.7%	19,641	8.3%	29,119	10.6%	42,712	13.5%
Commercial (nonfarm, nonresidential)	120,617	66.9%	142,539	68.2%	155,006	65.7%	170,364	62.2%	179,674	56.9%
Commercial	16,112	8.9%	13,590	6.5%	16,196	6.9%	20,015	7.3%	31,628	10.0%
Consumer and Other	5,103	2.8%	4,992	2.3%	5,784	2.4%	7,467	2.7%	10,256	3.2%
Total gross loans	180,395	100.0%	209,040	100.0%	236,140	100.0%	274,290	100.0%	316,113	100.0%
Net unearned fees	(204)		(196)		(202)		(244)		(296)
Total Loans	$180,191		$208,844		$235,938		$274,046		$315,817

Loans secured by residential first mortgages decreased $2.0 million (9.1%) in 2012 as the mortgage loan portfolio experienced runoff from scheduled payments, payoffs, charge offs and transfers into other real estate. Despite relatively attractive mortgage rates during 2012, demand for residential loan products was limited in part due to the Bank’s lack of an in-house residential lending program and reliance on a third-party to provide residential mortgage loans to customers. In addition, depressed real estate values, continued high unemployment, and the stressed state of the residential housing market suppressed residential lending activity. At December 31, 2012, the Bank had $3.8 million of home equity interest-only loans; none of these loans were originated at low promotional rates.

Construction, land development and other land loans at December 31, 2012 totaled $8.7 million and included $6.6 million of loans secured by non 1-4 family residential properties and $2.1 million secured by 1-4 family residential construction loans. During 2012, these loans experienced a decline of $5.2 million (37.2%) attributable primarily to negotiated paydowns, settlements and payoffs of approximately $4.0 million on substandard loans, receipt of scheduled payments and the Bank’s desire for continued diversification away from these higher risk loans given the relatively poor economic conditions for real estate development. Minimal charge offs were required for this portfolio segment in 2012 due to significant impairment charges recognized in prior years when real estate values experienced dramatic declines. Additionally, no new money construction or land development loans were originated in 2012.

Commercial real estate loans (nonfarm and nonresidential) decreased $21.9 million (15.4%) from 2011 to 2012. The decrease resulted from deliberate loan run-off to reduce the Bank’s concentration of real estate secured loans, along with charge offs and transfers of loans into other real estate. At December 31, 2012, the commercial real estate portfolio includes: $67.2 million secured by nonowner occupied properties, $51.2 million secured by owner occupied properties, and $2.2 million of loans secured by multifamily housing.

Commercial loans experienced an increase of $2.5 million (18.6%) in 2012 primarily due to a larger new loan relationship closed in 2012 and increased line of credit utilization under another long-standing borrower relationship at year-end 2012 relative to year-end 2011.

The following table shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2012, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Loans Maturing
		After One
	Within One	but Within	After Five
	Year	Five Years	Years	Total
	(in thousands)
Secured by Real Estate:
Construction, land development and other land loans	$4,488	$4,253	$-	$8,741
Other (secured by commercial and multi-family)	43,166	71,609	5,842	120,617
Commercial (secured by business assets or unsecured)	10,408	4,854	850	16,112
Other (loans to farmers, and overdrafts)	-	-	-	-
Totals	$58,062	$80,716	$6,692	$145,470

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	Fixed Rate	Variable Rate
	(in thousands)
Due after one but within five years	$62,873	$17,843
Due after five years	3,337	3,355

At December 31, 2012 and 2011, the Bank’s loan portfolio included significant industry concentrations for: lessors of non-residential building operators, lessors of residential buildings, lessors of mini warehouses/self-storage, single family home builders, and hotels and motels. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of the Bank’s capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2012.

The future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate continued and managed shrinkage of the loan portfolio in 2013. Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our future operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At December 31, 2012 and 2011, there were $10.2 million and $13.7 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below as of December 31:

Nonperforming Loans and Assets:	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccrual loans	$12,839	$22,962	$30,858	$43,724	$37,096
Loans past due 90 days and still accruing	201	9	-	-	1,560
Total nonperforming loans	13,040	22,971	30,858	43,724	38,656
Other real estate	3,427	3,026	4,294	3,777	2,678
Total nonperforming assets	$16,467	$25,997	$35,152	$47,501	$41,334

Nonperforming loans as a percent of total loans	7.24%	11.00%	13.08%	15.95%	12.24%
Allowance for loan losses as a percent of nonperforming loans	90.25%	55.25%	45.27%	42.69%	36.53%
Nonperforming assets as a percent of total loans and other real estate	8.97%	12.27%	14.63%	17.10%	12.98%

There were no other interest bearing assets at December 31, 2012 that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.

The following table shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of December 31:

Nonperforming Loans	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Secured by real estate:
Residential first mortgage	$3,147	22.9%	$4,209	18.3%	$3,848	12.5%
Residential home equity/other junior liens	441	3.4%	593	2.6%	747	2.4%
Construction and land development and farmland	2,391	18.6%	6,710	29.2%	8,647	28.0%
Commercial real estate (nonfarm, nonresidential)	6,672	52.0%	10,866	47.3%	15,275	49.5%
Consumer and Other	125	1.0%	44	0.2%	43	0.1%
Commercial	264	2.1%	549	2.4%	2,298	7.5%
Total nonperforming loans	$13,040	100.0%	$22,971	100.0%	$30,858	100.0%

At December 31, 2012, nonperforming loans decreased $9.9 million (43.2%) from December 31, 2011. The net decrease from 2011 resulted from the combination of: approximately $2.9 million of charge offs recognized primarily on collateral dependent loans which included approximately $739,000 of protective advances paid by the Bank to protect its interest in underlying collateral; the upgrade of approximately $1.4 million of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings; the transfer of approximately $2.1 million of loans to other real estate owned; and, the combination of payoffs, settlements, and continued payments from borrowers totaling approximately $9.4 million, which in aggregate, exceeded approximately $5.8 million of newly identified nonperforming loans comprised principally of commercial real estate loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of December 31, 2012, approximately $8.6 million (66.7%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Management regularly evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed on nonaccrual. In addition, loans are generally placed on nonaccrual when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan on nonaccrual even if the borrower is current. Based on the reduced velocity of newly identified problem loans and remediation plans for existing problem loans, we anticipate other real estate owned to trend lower as the Bank manages through the remaining problem loan portfolio.

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $3.4 million at December 31, 2012 compared to $3.0 million at December 31, 2011. The increase at year-end 2012 results primarily from receipt of a negotiated deed in lieu from the owner of a commercial office building in December 2012. The property has a recorded $1.1 million carrying value, net of estimated costs to sell, as supported by a current appraisal and signed purchase agreement from an existing tenant (i.e., buyer) who has been approved for purchase financing by another financial institution. The pending sale is expected to close by mid-year 2013. During 2012, proceeds of $1.5 million were received on disposition of OREO properties resulting in net gains of $56,000. In addition, valuation write-downs totaling $262,000 were recognized to reflect fair value adjustments based on current appraisals and/or management’s determination of further impairment based on market conditions. During 2012, approximately $2.1 million of new properties were transferred into OREO, inclusive of the commercial office building mentioned above. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

Since 2007, the decline in real estate sales and valuations in southeast Michigan has significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, during this time the local economies served by the Corporation have been adversely impacted by the restructuring of the automotive market and related industries which in turn, has caused our borrowers to experience declining revenues, diminished cash flows, and reduced collateral values in their businesses. Due to these factors and the prolonged troubled economy, real estate values in general have remained distressed. Consequently, due to the high concentration of the Corporation’s loans that are secured by real estate, the Corporation has continued to experience elevated levels of nonperforming loans and impaired loans relative to historical levels prior to 2007.

Although management has specific, aggressive remediation plans for a majority of the Bank’s remaining significant classified and criticized loans, execution of such plans will take some time and is, in many respects, dependent on external factors such as the borrowers’ ability to repay their obligations and/or to meet performance criteria and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of recovery in Southeast Michigan. Given the extent of the problem loans secured by real estate, these factors may delay remediation efforts and result in the Bank maintaining higher than anticipated balances of nonperforming loans and the impact of continued elevated provision for loan losses in the near future. Management continues to make oversight of these loans a priority.

At December 31, 2012, impaired loans totaled approximately $22.9 million, of which $14.6 million were assigned a specific reserve of $1.7 million. Impaired loans without specific reserve allocations totaled $8.3 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price. Impaired loans totaled $25.1 million at December 31, 2011 and $30.6 million at December 31, 2010. Impaired loans had specific reserves of $2.9 million at December 31, 2011 and $6.5 million at December 31, 2010.

Of the impaired loans reported at December 31, 2012, $10.3 million were on nonaccrual status, based on management’s assessment using criteria discussed above and $13.5 million are commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	December 31, 2012			December 31, 2011
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)

Current	$13,087	$8,338	$21,425	$4,392	$11,059	$15,451
Past due 30-89 days	-	163	163	-	376	376
Past due 90 days or more	201	1,718	1,919	-	2,252	2,252
Total troubled debt restructurings	$13,288	$10,219	$23,507	$4,392	$13,687	$18,079

Troubled debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date and if collection of future payments is reasonably assured.

If the economy weakens further and/or real estate values decline further, the provision for loan losses may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have carefully considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

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

Allowance for Loan Losses

The allowance for loan losses totaled $11.8 million at December 31, 2012 compared to $12.7 million at December 31, 2011, a decrease of $921,000. At December 31, 2010 the allowance balance was $14 million. The allowance for loan losses represented 6.53%, 6.08%, and 5.92% of gross loans and provided a coverage ratio to nonperforming loans of 90.25%, 55.25%, and 45.27% at December 31, 2012, 2011 and 2010, respectively. Compared to the same prior year period, the increased coverage ratio at December 31, 2012 resulted primarily from a $9.9 million (43.2%) decrease in nonperforming loans for which partial charge-offs were recognized in previous years for collateral deficiencies and/or as work out strategies were formulated by management. Consequently, remediation of these nonperforming loans in 2012 utilized a relatively smaller portion of the overall allowance than that allocated to the remaining portfolio based on the Bank’s elevated historical loss experience which further contributed to the increased coverage ratio at year-end 2012.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $1.3 million provision for loan losses and resulting $11.8 million allowance were appropriate as of and for the year ended December 31, 2012.

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

If the economy weakens further and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. Due to the uncertainty of future economic conditions and the decline in real estate values, the provision for loan losses for 2013 may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have considered these factors when determining the level of reserves, it is difficult to accurately predict the future economic events, especially in the current environment.

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

Our loss factors are determined based on our actual loss history by loan grade and adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the portfolio at the analysis date. We use a rolling 12 quarter net loss history as the base for our computation which is weighted to give emphasis to more recent quarters.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at December 31, 2012, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

The following table sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is part of the Corporation’s critical accounting policies, for each of the years ended December 31:

	2012	2011	2010	2009	2008
	(in thousands)
Loans:
Average daily balance of loans for the year	$194,804	$223,665	$252,314	$297,609	$336,637
Amount of loans outstanding at end of year	180,191	208,844	235,938	274,046	315,817
Components:
Allowance for loan losses
Balance, beginning of year	$12,690	$13,970	$18,665	$14,122	$10,314
Loans charged off:
Commercial	3,778	7,362	10,751	10,730	11,170
Consumer	169	527	558	581	674
Real estate mortgage	86	417	574	619	261
Total charge offs	4,033	8,306	11,883	11,930	12,105
Recoveries to loans previously charged off:
Commercial	1,677	618	1,029	462	370
Consumer	104	163	178	141	251
Real estate mortgage	6	45	6	7	14
Total recoveries	1,787	826	1,213	610	635
Net loans charged off	2,246	7,480	10,670	11,320	11,470
Additions to allowance charged to operations	1,325	6,200	5,975	15,863	15,278
Balance, end of year	11,769	12,690	13,970	18,665	14,122
Reserve for unfunded credit commitments
Balance, beginning of year	300	300	300	316	739
Additions (reductions) to reserve charged to operations	-	-	-	(16)	(423)
Balance, end of year	300	300	300	300	316
Total allowance for loan losses and reserve for unfunded credit commitments	$12,069	$12,990	$14,270	$18,965	$14,438
Ratios:
Net loans charged off to average loans outstanding	1.15%	3.34%	4.23%	3.80%	3.41%
Allowance for loan losses to loans outstanding	6.53%	6.08%	5.92%	6.81%	4.47%

The following table shows charge offs by the type of loan collateral and percentage composition as of December 31:

	2012		2011		2010		2009		2008
Charge offs	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Secured by real estate
Residential first mortgage	$517	12.8%	$1,401	16.9%	$868	7.3%	$1,145	9.6%	$773	6.4%
Residential home equity/other junior liens	172	4.3%	615	7.4%	395	3.3%	1,280	10.7%	413	3.4%
Construction and land development and farmland	481	11.9%	1,436	17.3%	4,547	38.3%	3,573	30.0%	7,649	63.2%
Commercial real estate	2,385	59.1%	4,070	49.0%	5,376	45.2%	3,889	32.6%	1,358	11.2%
Commercial	355	8.8%	628	7.5%	465	3.9%	1,599	13.4%	1,462	12.1%
Consumer and Other	123	3.1%	156	1.9%	232	2.0%	444	3.7%	450	3.7%
Total charge offs	$4,033	100.0%	$8,306	100.0%	$11,883	100.0%	$11,930	100.0%	$12,105	100.0%

The following table presents the portion of the allowance for loan losses applicable to each loan category and the percent of loans in each category to total loans, as of December 31:

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$10,616	84.4%	$10,720	85.9%	$11,604	86.0%	$16,520	86.1%	$13,064	86.4%
Consumer	440	8.1%	1,129	7.0%	1,032	7.1%	1,138	6.9%	613	6.9%
Real estate mortgage	713	7.5%	841	7.1%	1,334	6.9%	1,007	7.0%	445	6.7%
Total	$11,769	100.0%	$12,690	100.0%	$13,970	100.0%	$18,665	100.0%	$14,122	100.0%

The following table presents the portion of the reserve for unfunded credit commitments applicable to each loan category and the percent of the credit commitments in each category to total credit commitments, as of December 31:

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$204	50.7%	$106	58.6%	$95	57.1%	$136	58.8%	$76	62.5%
Consumer	96	49.3%	194	41.4%	205	42.9%	164	41.2%	240	37.5%
Real estate mortgage	-	-	-	-	-	-	-	-	-	-
Total	$300	100.0%	$300	100.0%	$300	100.0%	$300	100.0%	$316	100.0%

Deposits

Deposits totaled $287.7 million at December 31, 2012, an increase of $4.0 million (1.4%) from December 31, 2011. Year-end deposit balances may fluctuate, therefore it is often more meaningful to analyze changes in average balances. Average deposits decreased $2.6 million (0.9%) in 2012 compared to 2011. Average demand deposit balances increased $6.1 million (7.5%) while average NOW, savings and money market deposit account (MMDA) balances, as a group, increased $2.1 million (2.0%). During 2012 the Bank experienced an influx of non-interest bearing demand balances as primarily large depositors and municipalities continued to take advantage of the FDIC’s extended and unlimited deposit insurance. Average certificates of deposit (CD’s) decreased $10.7 million (10.8%) in 2012 due to the Bank’s management of CD renewal rates and limited special rates offered to single-service customers.

During 2011, average deposits decreased $8.2 million (2.8%). Average demand deposit balances increased $24.6 million (43.5%) while average NOW, savings, and MMDA balances, as a group, decreased $15.3 million (12.7%). During 2011 the Bank experienced a shift in balances from NOW accounts to non-interest bearing demand accounts as primarily large depositors and municipalities took advantage of the FDIC’s extended and unlimited deposit insurance. Average certificates of deposit decreased $17.5 million (15.0%) due to the Bank’s management of CD renewal rates and limited special rates offered to single-service customers.

The following table sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	2012		2011		2010
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$87,180	0.00%	$81,115	0.00%	$56,520	0.00%
NOW	29,181	0.02%	28,699	0.03%	48,946	0.16%
Savings	41,622	0.02%	41,621	0.10%	39,104	0.20%
MMDA	36,348	0.47%	34,730	0.62%	32,291	0.64%
Time deposits	88,359	1.03%	99,098	1.32%	116,587	1.83%
Total	$282,690	0.56%	$285,263	0.55%	$293,448	0.85%

The majority of the Bank’s deposits are from core customer sources, representing long-term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The average balance of brokered certificates was $1.4 million and $3.4 million in 2012 and 2011, respectively. Brokered deposits totaled $1.1 million and $3.4 million at December 31, 2012 and 2011, respectively. The decrease was due to the maturity of brokered deposits primarily issued under a negotiable master certificate comprised of individual deposits each in the amount of $1,000. None of these brokered certificates exceeded $100,000 at December 31, 2012 or December 31, 2011.

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2012.

Capital

The Corporation’s capital at year end totaled $7.4 million, a $759,000 (11.5%) increase compared to capital of $6.6 million at December 31, 2011, and $10.1 million at December 31, 2010. Included in capital at December 31, 2012 is a $202,000 unrealized net gain on investment securities available for sale.

Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for institutions. The leverage ratio, which divides Tier 1 capital by quarterly average assets, must be 4% for an institution to be considered adequately capitalized. The Bank’s leverage ratio was 2.58% at year-end 2012. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 4% for an institution to be considered adequately capitalized. The Bank’s Tier 1 risk-based capital ratio was 3.71% at year-end 2012. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 8% for an institution to be considered adequately capitalized. The Bank’s total risk-based capital ratio was 5.02% at year-end 2012.

The following table lists various Bank capital ratios at December 31:

	Minimum	Minimum
	Regulatory	Regulatory Ratio
	Ratio for Well	for Adequately	Bank Ratios
	Capitalized	Capitalized	2012	2011	2010
Average equity to average asset ratio	-	-	2.45%	2.96%	4.31%
Tier 1 leverage ratio	5.00%	4.00%	2.58%	2.44%	3.50%
Tier 1 risk-based capital	6.00%	4.00%	3.71%	3.18%	4.28%
Total risk-based capital	10.00%	8.00%	5.02%	4.49%	5.58%

As a result of the Consent Order issued to the Bank by the OCC on September 24, 2009, the Bank is subject to higher minimum capital ratios than those shown above. The Bank is required to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank was not in compliance with these minimum ratios as of December 31, 2012. In addition, due to certain of the Bank’s regulatory capital ratios declining below other minimum standards at December 31, 2012, the Bank was “significantly undercapitalized” for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. See Item 1, Business, Supervision and Regulation above for additional details.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. In the third quarter of 2008 the Corporation suspended, indefinitely, the payment of dividends due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.

Liquidity and Funds Management

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. Liquidity risk is the risk of the Corporation being unable to meet current and future financial obligations in a timely manner. To manage liquidity risk the Corporation relies primarily on a large, stable core deposit base, excess on-balance sheet cash positions and a readily marketable available for sale investment portfolio. Additionally, the Corporation has access to certain wholesale funding sources (as discussed below) to manage unexpected liquidity needs.

The Corporation identifies, measures and monitors its liquidity profile. The profile is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. A contingency funding plan is also prepared that details the potential erosion of funds in the event of a systemic financial market crisis or different levels of institution-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $114.6 million at year-end 2012 or about 38.6% of total assets. This compares to $82.5 million or about 28.3% of total assets at year-end 2011. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $30.7 million and $34.7 million at December 31, 2012 and December 31, 2011, respectively. The Bank had limited (non-core) brokered deposits of approximately $1.1 million and $3.4 million at December 31, 2012 and December 31, 2011, respectively. Due to the Bank’s capital classification as “significantly undercapitalized” at December 31, 2012, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at December 31, 2012 and 2011 noted above, investment securities with a fair value of approximately $69.4 million and $30.2 million respectively, were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, to secure public deposits, or for other purposes as required or permitted by law. The increase in pledged securities at year-end 2012 resulted from the Bank’s pledge of additional investment securities to certain of its municipal deposit customers in response to expiration of the FDIC’s unlimited deposit insurance on non-interest bearing transaction accounts at December 31, 2012.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At December 31, 2012, the Bank had a $28.4 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $6.2 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At December 31, 2012, the Bank had no borrowings outstanding against these lines of credit. In addition, during 2012, the Bank had no short-term borrowings on these lines of credit, or from other sources, for liquidity needs or other purposes.

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

Contractual Obligations and Commitments

The following table lists significant fixed and determinable contractual obligations to third parties as of December 31, 2012:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
	(in thousands)
Deposits without a stated maturity (1)	$204,846	$-	$-	$-	$204,846
Consumer and brokered certificates of deposits(2)	51,941	26,455	5,488	27	83,911
Operating leases (3)	78	136	84	-	298
Purchase obligations (4)	693	577	288	7	1,565

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2012. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations; there were no variable rate obligations outstanding at December 31, 2012.
(3)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.

(4)	Purchase obligations relate to certain contractual payments for services provided for information technology and data processing.

The following table lists significant commitments by maturity date as of December 31, 2012:

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commercial loans	$7,114	$104	$-	$-	$7,218
Consumer loans	784	1	105	6,115	7,005
Standby letters of credit	10	-	-	-	10

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

The table below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of December 31, 2012:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$77,062	$59,313	$43,384	$432	$180,191
Securities	7,155	10,563	38,643	17,004	73,365
Short term investments	197	-	-	-	197
Total assets	$84,414	$69,876	$82,027	$17,436	$253,753

Liabilities:
NOW, savings, and MMDA	$38,731	$-	$-	$70,336	$109,067
Time deposits	16,705	34,636	31,468	27	82,836
Total liabilities	$55,436	$34,636	$31,468	$70,363	$191,903

Rate sensitivity GAP:
GAP for period	$28,978	$35,240	$50,559	$(52,927)
Cumulative GAP	28,978	64,218	114,777	61,850

December 31, 2012 cumulative sensitive ratio	1.52	1.71	1.94	1.32
December 31, 2011 cumulative sensitive ratio	1.59	1.43	1.80	1.21

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 171% asset sensitive at year end and was 143% asset sensitive for the previous year.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 1.74% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 10.28% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

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

At December 31, 2012, $72.6 million or 24.4% of total assets consisted of assets recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented 2.8% of these assets (0.7% of total assets). The remaining assets measured at fair value on a recurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.

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

RESULTS OF OPERATIONS

In 2012 net income was $329,000 reflecting increased profitability of $3.9 million compared to the net loss of $3.6 million in 2011. The net loss in 2011 decreased by $320,000 compared to the net loss of $3.9 million reported in 2010.

The ratio of net income (loss) to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2012	2011	2010	2009	2008
Net income (loss) as a percent of:
Average common equity	4.79%	(40.81)%	(29.25)%	(64.62)%	(34.92)%
Average total assets	0.11%	(1.21)%	(1.26)%	(3.75)%	(3.23)%

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

The Federal Reserve Bank target federal funds rate has remained 0.25% since December 2008. This continued and current rate environment had a favorable impact on our net interest margin during 2010 and 2009, which partially offset the adverse impact of declining levels of average interest earning assets and lower yields. However, in 2011 and especially in 2012, the current rate environment had an unfavorable net impact on our net interest margin as earning asset yields decreased by a greater factor than yields paid on our deposits.

The following yield analysis shows that the Corporation’s net interest margin decreased 38 basis points in 2012 primarily as a result of a 55 basis point decrease in yield on earning assets, partially offset by a decrease in the cost of interest bearing deposits of 21 basis points. In 2011, the interest margin decreased 7 basis points as a result of a decrease of 38 basis points in yield earning assets, partially offset by a decrease in the cost of interest bearing deposits of 28 basis points.

The following table shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the three years ended December 31:

	Yield Analysis of Consolidated Average Assets and Liabilities
	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.5	0.23%	$196	$0.6	0.30%	$124	$0.1	0.10%
Securities: Taxable	62,017	1,025.4	1.65%	34,645	1,012.6	2.92%	15,715	791.0	5.03%
Tax-exempt (1)	1,142	69.9	6.12%	5,884	360.6	6.13%	6,755	411.9	6.10%
Commercial loans (2)(3)	166,596	8,795.1	5.28%	192,739	10,001.4	5.19%	216,858	11,364.9	5.24%
Consumer loans (2)(3)	14,166	716.3	5.06%	15,509	819.3	5.28%	17,600	996.3	5.66%
Mortgage loans (2)(3)	14,042	507.3	3.61%	15,417	651.2	4.22%	17,856	836.0	4.68%
Total earning assets and total interest income	258,160	$11,114.5	4.31%	264,390	$12,845.7	4.86%	274,908	$14,400.2	5.24%
Cash and due from banks	33,330			31,660			31,662
All other assets	12,362			13,529			17,734
Allowance for loan losses	(12,273)			(13,531)			(15,239)
Total assets	$291,579			$296,048			$309,065
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$29,181	$6.2	0.02%	$28,699	$7.8	0.03%	$48,946	$77.7	0.16%
Savings	41,622	9.5	0.02%	41,621	41.1	0.10%	39,104	77.6	0.20%
MMDA	36,348	169.2	0.47%	34,730	214.3	0.62%	32,291	208.2	0.64%
Time deposits	88,359	907.2	1.03%	99,098	1,308.2	1.32%	116,587	2,131.4	1.83%
Other borrowings	-	-	-	-	-	-	-	-	-
FHLBI long term advances	-	-	-	-	-	-	16	1.2	7.39%
Total interest bearing liabilities and total interest expense	195,510	1,092.1	0.56%	204,148	1,571.4	0.77%	236,944	2,496.1	1.05%
Noninterest bearing deposits	87,180			81,115			56,520
All other liabilities	2,026			2,030			2,295
Shareholders' equity	6,863			8,755			13,306
Total liabilities and shareholders' equity	$291,579			$296,048			$309,065
Interest spread			3.75%			4.09%			4.19%
Net interest income-FTE		$10,022.4			$11,274.3			$11,904.1
Net interest margin			3.88%			4.26%			4.33%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $19.9 million in 2012, $28.1 million in 2011 and $34.0 million in 2010 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $70,000 in 2012, $85,000 in 2011 and $91,000 in 2010.

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

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	Year ended December 31, 2012 compared to Year ended December 31, 2011			Year ended December 31, 2011 compared to Year ended December 31, 2010
	Amount of Increase (Decrease) Due to Change in
	(in thousands)
			Total Amount			Total Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Short term investments	$-	$-	$-	$-	$-	$-
Certificates of deposit	-	-	-	-	-	-
Securities:
Taxable	800	(787)	13	953	(731)	222
Tax exempt	(291)	-	(291)	(53)	2	(51)
Loans	(1,485)	32	(1,453)	(1,497)	(229)	(1,726)
Total interest income	$(976)	$(755)	$(1,731)	$(597)	$(958)	$(1,555)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$5	$(84)	$(79)	$(46)	$(54)	$(100)
Time deposits	(141)	(259)	(400)	(320)	(504)	(824)
Other borrowings	-	-	-	-	-	-
FHLBI advances	-	-	-	(1)	-	(1)
Total interest expense	$(136)	$(343)	$(479)	$(367)	$(558)	$(925)

Net interest income (FTE)	$(840)	$(412)	$(1,252)	$(230)	$(400)	$(630)

Tax equivalent net interest income decreased $1.3 million in 2012. The decrease was the result of a $1.7 million decrease in interest income partially offset by a $479,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $6.2 million during the year and a decrease of 55 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing liabilities of $8.6 million combined with a decrease in rates paid of 21 basis points.

Tax equivalent loan interest income was $1.5 million lower in 2012 than the previous year. The decrease was due to a decrease in average balances of $28.9 million in 2012 as aggregate loan yields in 2012 and 2011 were relatively comparable. In addition, the elevated level and percentage of nonperforming loans relative to performing loans during 2012 and 2011 negatively impact loan interest income. In 2011, tax equivalent loan interest was $1.7 million lower than 2010 due to a decrease of 10 basis points in the rate of interest earned on loans combined with a decrease in average balances of $28.6 million in 2011.

Income on taxable securities increased $13,000 in 2012 due to an increase in average balances of $27.4 million combined with a decrease of 127 basis points in yield. Tax equivalent income on tax-exempt bonds decreased $291,000 in 2012 due to a decrease of $4.7 million in average balances combined with a decrease of 1 basis point in yield.

The interest cost for NOW, savings and MMDA accounts decreased $79,000 because the interest rate paid was 8 basis points lower offset by average balances that increased by $2.1 million. Interest on time deposits decreased $400,000 as a result of a decrease in average balances of $10.7 million combined with a decrease in interest rate of 29 basis points.

During 2012, net interest margin (tax equivalent basis) fell from 4.26% reported at December 31, 2011 to 3.88% for the year ended December 31, 2012.

In 2011, tax equivalent net interest income decreased $630,000. The decrease was the result of a $1.6 million decrease in interest income partially offset by a $925,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $10.5 million during the year and a decrease of 38 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing funds of $32.8 million combined with a decrease in rates paid of 28 basis points.

The following table shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2012	2011	2010
As a percent of average earning assets:
Loans	75.46%	84.60%	91.78%
Securities	24.46%	15.33%	8.18%
Certificates of deposit	-	-	-
Short term investments	0.08%	0.07%	0.04%
Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	41.51%	39.73%	43.78%
Time deposits	34.23%	37.48%	42.41%
Other borrowing	0.00%	0.01%	-
FHLBI advances	-	-	0.01%
Average interest bearing liabilities	75.74%	77.22%	86.20%

Earning asset ratio	88.54%	89.31%	88.95%
Free-funds ratio	24.27%	22.78%	13.80%

Provision for Loan Losses

The provision for loan losses totaled $1.3 million in 2012 compared to $6.2 million in 2011 and $6.0 million in 2010. At year end, the ratio of the allowance for loan loss to total loans was 6.53%, compared to 6.08% in 2011 and 5.92% in 2010. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.

Noninterest Income

Noninterest income for the year ended December 31, 2012 increased $9,000 compared to 2011. The components of noninterest income are shown in the table below:

	December 31,
	2012	2011	2010
	(in thousands)
Service charges and fees on deposits	$1,537	$1,483	$1,797
Other fees	1,236	1,165	1,157
Trust income	178	202	239
Gain(loss) on available for sale securities	(3)	337	329
Gain on sale of loans	319	71	-
Gain on sale of property held-for-sale	-	-	30
Other	1	1	2
Total	$3,268	$3,259	$3,554

The current year increase in service charges on deposits and other fees correlates, in part, with our restructuring of the Bank’s suite of deposit products in late 2011. The changes were designed to provide more competitive services to our customers while creating greater potential for the Bank to realize additional fee income based on customer account utilization and activity levels. The resulting increase in service charges and fees on deposit accounts primarily related to adjustments applied to our customers’ recurring use of the Bank’s overdraft protection service which generated higher NSF fee income. Other fees increased due to check printing fees charged to a greater number of customers, increased fees earned on ATM transactions and increased network volumes which generated increased inter-change fee income relative to 2011. These increases were partially offset by lower fees, service charges and penalties assessed to borrowers as the overall loan portfolio continued to shrink in 2012. Trust income decreased in 2012 due to continued run-off in customer accounts and account balances coupled with limited new business opportunities.

In 2012, the Corporation incurred a $3,000 loss on the sale of one municipal security which was sold due to the perceived credit risk of the issuer. In 2011, the Corporation recognized $337,000 of net securities gains comprised of a $76,000 other-than temporary impairment loss on a non-government agency CMO security and $413,000 of gains on sales of tax-exempt municipal bonds and US agency CMOs and mortgage backed securities. The 2011 investment sales enabled the Corporation to recognize gains related to the current interest rate environment, including gains on tax-exempt municipal bonds which provided no tax benefit to the Corporation. In addition, sales also reduced credit risk related to certain municipal securities held in the portfolio. Management reinvested substantially all proceeds from the December 2011 security sales into other U.S. agency mortgage backed securities during February 2012. In 2010, gains on the sale of securities totaled $329,000 and resulted from management’s decision to restructure a portion of its available for sale portfolio (i.e., limiting exposure to FNMA and FHLMC and purchasing GNMA bonds) and improve risk-based capital weightings, while recognizing gains. The Corporation also recognized gains of $319,000 and $71,000 on sales of the guaranteed portions of loans originated under the federal government’s SBA program in 2012 and 2011, respectively.

Noninterest Expense

Noninterest expense for the year ended December 31, 2012 decreased $63,000 compared to 2011. The components of noninterest expense are shown in the table below:

	December 31,
	2012	2011	2010
	(in thousands)
Salaries and employee benefits	$4,962	$4,840	$5,100
Occupancy expense	796	913	1,048
Equipment expense	335	355	338
Professional and service fees	1,728	1,602	1,826
Loan collection and foreclosed property expense	661	539	690
Computer service fees	452	492	456
Computer software amortization expense	79	233	255
FDIC assessment fees	1,014	1,096	1,429
Insurance expense	575	564	681
Printing and supplies	176	162	147
Director fees	61	79	64
Net (gain) loss on sale/writedwon of OREO and repossessions	206	273	379
Other	645	605	733
Total	$11,690	$11,753	$13,146

The most significant component of our noninterest expense is salaries and employee benefits. The 2012 increase in salaries and employee benefits resulted primarily from staffing enhancements within our credit department, including: a full year of expense for the Bank’s Chief Credit Officer who was hired in the 4th quarter of 2011, the hiring of a collections specialist in May 2012 and a credit administration manager hired in July 2012. These hires were made to ensure the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality. Partially offsetting these salary increases, the Bank received a credit in the first quarter of 2012 to adjust previously estimated group medical insurance premiums related to 2011.

Occupancy expense decreased primarily due to the warmer weather experienced in the first quarter of 2012, which lowered snow removal expense and utility costs. Equipment expense decreased in 2012 due to elevated vehicle repair expenses incurred during the same prior year periods.

Professional and service fees increased primarily due to elevated consulting expenses incurred in our efforts to recapitalize the Corporation, including a special loan review engagement performed for investor due diligence, continued tax research related to preservation of the Corporation’s net operating loss carry forward, and other consulting fees for third-party validation and review of the Bank’s allowance for loan loss methodology and asset liability management model.

Loan collection and foreclosed property expenses include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. These expenses increased due to additional appraisal expense incurred for certain loans migrating to special mention status during the second quarter of 2012 and elevated OREO expenses paid to a third-party management company to operate a (hotel) property on behalf of the Bank during 2012.

Computer software amortization expense decreased as a result of our core system software becoming fully amortized in the second quarter of 2012.

FDIC assessments decreased in 2012 as the Bank benefitted from the FDIC’s revised assessment base which was implemented in April 2011 and the Bank’s reduced average asset size relative to the same prior year periods.

For the year ended December 31, 2012, the Bank sold fourteen OREO properties for a net gain of $56,000 and recorded valuation write downs on nine OREO properties for $262,000. Losses incurred on OREO sales and valuation write downs decreased from 2011 primarily due to greater stabilization of real estate values experienced in the Bank’s market area and effective marketing efforts on sold properties.

Other expenses increased in 2012 primarily due to losses resulting from fraudulent debit card activity, an ATM skimming incident and other losses at two branch locations. In addition, community contribution expenses in 2012 exceeded prior periods due to the Bank’s support of greater community activities/initiatives and efforts to foster new business opportunities.

Federal Income Tax Expense (Benefit)

Income tax expense (benefit) was ($104,000), $0, and $57,000 in 2012, 2011 and 2010, respectively. We maintained valuation allowances of $11.5 million, $11.7 million, and $10.4 million at year-end 2012, 2011 and 2010 respectively, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. The effective tax rate was 23.3%, 0.00%, and 1.49% in 2012, 2011 and 2010, respectively. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.

BDO USA, LLP	200 Ottawa Avenue NW, Suite 300
Grand Rapids, Michigan 49503-2654
Accountants and Consultants	Telephone: (616) 774-7000
Fax: (616) 776-3680

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FNBH Bancorp, Inc.

Howell, Michigan

We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Grand Rapids, Michigan
April 1, 2013

FNBH Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
	(in thousands, except share amounts)
Assets
Cash and due from banks	$41,824	$50,020
Short term investments	197	197
Total cash and cash equivalents	42,021	50,217

Investment securities:
Investment securities available for sale, at fair value	72,586	32,325
FHLBI and FRB stock, at cost	779	779
Total investment securities	73,365	33,104

Loans held for investment:
Commercial	152,152	179,381
Consumer	14,582	14,674
Real estate mortgage	13,457	14,789
Total loans held for investment	180,191	208,844
Less allowance for loan losses	(11,769)	(12,690)
Net loans held for investment	168,422	196,154
Premises and equipment, net	7,211	7,494
Other real estate owned, held for sale	3,427	3,026
Accrued interest and other assets	2,425	2,085
Total assets	$296,871	$292,080

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$95,779	$83,506
NOW	29,501	27,723
Savings and money market	79,566	77,291
Time deposits	81,716	91,756
Brokered certificates of deposit	1,120	3,376
Total deposits	287,682	283,652
Other borrowings	148	60
Accrued interest, taxes, and other liabilities	1,672	1,758
Total liabilities	289,502	285,470

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 11,000,000 shares at December 31, 2012 and
7,000,000 shares at December 31, 2011; 454,327 shares issued and outstanding at
December 31, 2012 and 453,553 shares issued and outstanding at December 31, 2011	7,202	7,082
Retained earnings (deficit)	(496)	(825)
Deferred directors' compensation	461	577
Accumulated other comprehensive income (loss)	202	(224)
Total shareholders' equity	7,369	6,610
Total liabilities and shareholders' equity	$296,871	$292,080

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$9,990	$11,434	$13,153
Interest and dividends on investment securities:
U.S. Treasury, agency securities and CMOs	998	989	771
Obligations of states and political subdivisions	48	245	282
Other securities	26	23	20
Interest on short term investments	2	1	1
Total interst and dividend income	11,064	12,692	14,227

Interest expense:
Interest on deposits	1,092	1,571	2,495
Interest on other borrowings	-	-	1
Total interest expense	1,092	1,571	2,496
Net interest income	9,972	11,121	11,731
Provision for loan losses	1,325	6,200	5,975
Net interest income after provison for loan losses	8,647	4,921	5,756
Noninterest income:
Service charges and other fee income	2,773	2,648	2,954
Trust income	178	202	239
Net gain (loss) on available for sale securities	(3)	336	329
Gain on sale of loans	319	72	-
Other	1	1	32
Total noninterest income	3,268	3,259	3,554
Noninterest expense:
Salaries and employee benefits	4,962	4,840	5,100
Net occupancy expense	796	913	1,048
Equipment expense	335	355	338
Professional and service fees	1,728	1,602	1,826
Loan collection and foreclosed property expenses	661	539	690
Computer service fees	452	492	456
Computer software amortization expense	79	233	255
FDIC assessment fees	1,014	1,096	1,429
Insurance	575	564	681
Printing and supplies	176	162	148
Director fees	61	79	64
Net loss on sale/writedown of OREO and repossessions	206	273	379
Other	645	605	732
Total noninterest expense	11,690	11,753	13,146
Income (loss) before federal income taxes	225	(3,573)	(3,836)
Federal income tax expense (benefit)	(104)	-	57
Net income (loss)	$329	$(3,573)	$(3,893)

Per share statistics:
Basic and diluted EPS	$0.72	$(7.81)	$(8.53)
Basic and diluted average shares outstanding	457,416	457,318	456,633

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ending December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$329	$(3,573)	$(3,893)
Other comprehensive income (loss)
Net change in unrealized gain (loss) on securities available for sale	423	369	(39)
Less: reclassification adjustment for (gain) loss on securities available for sale recognized in earnings	3	(412)	(329)
Less: reclassification adjustment for other-than-temporary impairment charge on securities included in net loss	-	76	-
Comprehensive income (loss)	$755	$(3,540)	$(4,261)

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

December 31, 2012, 2011, and 2010

	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2010	$6,738	$6,641	$886	$111	$14,376
Earned portion of long term incentive plan	16				16
Issued 1074 shares for employee stock purchase plan	3				3
Issued 1,158 shares for deferred directors' fees	178		(178)		-
Net loss		(3,893)			(3,893)
Other comprehensive loss				(368)	(368)
Balances at December 31, 2010	6,935	2,748	708	(257)	10,134
Earned portion of long term incentive plan	16				16
Issued 878 shares for deferred directors' fees	131		(131)		-
Net loss		(3,573)			(3,573)
Other comprehensive income				33	33
Balances at December 31, 2011	7,082	(825)	577	(224)	6,610
Earned portion of long term incentive plan	4				4
Issued 774 shares for deferred directors' fees	116		(116)		-
Net income		329			329
Other comprehensive income				426	426
Balances at December 31, 2012	$7,202	$(496)	$461	$202	$7,369

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$329	$(3,573)	$(3,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,325	6,200	5,975
Gain on sale of loans	(319)	(72)	-
Proceeds from sale of loans originated for sale	1,210	928	-
Loans originated for sale	(231)	(856)	-
Depreciation and amortization	463	674	740
Deferred income tax expense (benefit)	(104)	-	57
Net amortization on investment securities	901	382	27
Earned portion of long term incentive plan	4	16	16
Proceeds from the sale of property held for sale	-	-	121
Gain on sale of property held for sale	-	-	(60)
Loss on sale/disposal of premises and equipment	-	5	30
(Gain) loss on available for sale securities	3	(336)	(329)
Net loss on sale/writedown of OREO and repossessions	206	273	379
(Increase) decrease in accrued interest income and other assets	(340)	322	1,446
Decrease in accrued interest, taxes, and other liabilities	(86)	(169)	(478)
Net cash provided by operating activities	3,361	3,794	4,031
Cash flows from investing activities
Purchases of available for sale securities	(61,540)	(28,736)	(16,338)
Proceeds from the sales of available for sale securities	247	15,352	4,850
Proceeds from maturities and calls of available for sale securities	6,990	2,700	2,275
Proceeds from mortgage-backed securities paydowns - available for sale	13,668	5,617	4,526
Proceeds from repurchase of FHLBI stock	-	122	93
Proceeds from sale of OREO and repossessions	1,535	2,567	4,673
Net decrease in loans	23,605	18,042	21,881
Capital expenditures	(180)	(246)	(137)
Net cash (used in) provided by investing activities	(15,675)	15,418	21,823
Cash flows from financing activites:
Net increase (decrease) in deposits	4,030	(9,627)	(21,915)
Payments on FHLBI note	-	-	(414)
Proceeds from other borrowings	88	60	-
Shares issued for employee stock purchase plan	-	-	3
Net cash provided by (used in) financing activities	4,118	(9,567)	(22,326)
Net change in cash and cash equivalents	(8,196)	9,645	3,528
Cash and cash equivalents at beginning of year	50,217	40,572	37,044
Cash and cash equivalents at end of period	$42,021	$50,217	$40,572

Supplemental disclosures:
Interest paid	$1,135	$1,640	$2,651
Net federal income taxes refunded	-	-	(1,694)
Loans transferred to other real estate	2,142	1,567	5,555
Loans charged off	4,033	8,306	11,883

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

The Bank classifies debt and equity investments as follows:

Investment securities the Bank may not hold until maturity are accounted for as securities available for sale and are stated at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income until realized. Fair value measurement for investment securities is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of yield generally over the contractual life of the related loan. Net unamortized deferred loan fees amounted to $204,000 and $196,000 at December 31, 2012 and 2011, respectively.

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

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2012, 2011, and 2010.

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

Advertising costs are generally expensed as incurred and approximated $36,000, $26,000 and $27,000 in 2012, 2011 and 2010, respectively.

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

A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not that is to be realized. Realization of the Corporation’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2012 and 2011, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded a valuation allowance of $11.5 million at each respective year-end.

In preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management reviews and evaluates the status of tax positions. There were no unrecognized tax benefits during 2012 or 2011. Interest or penalties related to unrecognized tax benefits would be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2008.

(l)	Stock-Based Compensation

At December 31, 2012 and 2011, the Corporation had two stock-based compensation plans, which are described more fully in Notes 16 and 17.

(m)	Fair Value of Financial Instruments

Fair values of financial instruments are estimated using market information and other assumptions and involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, assumptions and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect such estimates.

(n)	Common Stock Repurchases

The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. No common stock repurchases were made by the Corporation during 2012, 2011, or 2010.

(o)	Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.

(p)	Comprehensive Income (Loss)

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

(q)	Earnings Per Share

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

(r)	Reclassifications

Certain reclassifications in the prior years’ financial statements have been made to conform to the current year presentation.

(s)	Operating Segment

While the Corporation monitors revenue streams of the various products and services offered, the Corporation manages its business on the basis of one operating segment, banking, in accordance with the qualitative and quantitative criteria established by ASC Topic 280, Segment Reporting.

2. Regulatory Matters and Going Concern

Regulatory Action

Since June 30, 2009 the Bank has been undercapitalized (and significantly undercapitalized since December 31, 2010) by regulatory standards. Since September 24, 2009, the Bank has been subject to the terms of a Consent Order agreement with the Office of the Comptroller of the Currency (“OCC”). The Consent Order was filed as an exhibit to the 2009 Annual Report on Form 10-K as Exhibit 10.10 and the OCC has made a copy of the Consent Order available on their website at www.occ.gov.

The Consent Order requires management and the board of directors to take certain actions to improve the financial condition of the Bank, including achieving and maintaining minimum leverage and total risk-based capital ratios of at least 8.5% and 11%, respectively, by January 22, 2010. The Bank has not met these minimum capital ratios at any time since the date of the Consent Order. The Consent Order also required the Bank to submit to the OCC a capital plan and capital restoration plan (collectively, the “Plan”). The OCC determined that the Plan originally submitted by the Bank was not acceptable, principally due to an inability to determine that the Plan was realistic and likely to succeed in restoring the Bank’s capital. Although the Bank has submitted a revised Plan, the revised Plan has not yet been accepted by the OCC. As described in Note 20 (Capital) below, management and the board of directors continue to work to complete a recapitalization of the Corporation and the Bank.

In addition to these capital directives, the Consent Order also requires certain asset quality and loan administration improvements, among other matters. Management believes it has made substantive progress on these other Consent Order requirements through various initiatives included in its recovery plan. However, the OCC has indicated to the Bank that additional work is necessary in order for the Bank to achieve compliance with these other provisions of the Consent Order. The Bank continues to work to meet these requirements in an effort to gain full compliance with the Consent Order.

As a result of its failure to submit an acceptable capital plan to the OCC within the permitted timeframe and due to the Bank’s Total Risk Based capital ratio declining below 6% to 5.58% at December 31, 2010, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is now treated as if it is “significantly undercapitalized”. (See Note 20 for actual regulatory capital ratios at December 31, 2012.) As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, 1) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, 2) prohibitions on the acceptance of employee benefit plan deposits, and 3) restrictions on interest rates paid on deposits.

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

Despite management and the board of director’s intentions that completion of a sufficient capital raise and successful execution of the recovery plan will fully satisfy both the capital directives and asset quality requirements of the Consent Order, no assurance can be provided as to whether or when the Bank will be in full compliance with the Consent Order or whether or when the Consent Order will be lifted or terminated. Even if lifted or terminated, the Bank may still be subject to a memorandum of understanding or other enforcement action by regulators that would restrict activities or that would continue to impose greater capital requirements on the Bank. The requirements and restrictions of the Consent Order are legally enforceable and the Corporation’s or Bank’s failure to comply with such requirements and restrictions may subject the Corporation and the Bank to additional regulatory restrictions, including: the imposition of civil monetary penalties; the termination of insurance of deposits; the appointment of a conservator or receiver for the Bank; the issuance of directives to increase capital or enter into a strategic transaction with a third party, whether by merger or otherwise; and the enforcement of such actions through injunctions or restraining orders.

Going Concern

The consolidated financial statements have been prepared assuming the Corporation will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. At present, the Bank is not in full compliance with certain requirements of the Consent Order. Failure to meet the existing requirements under the Consent Order exposes the Bank to additional restrictions and regulatory actions, including the possibility of regulatory receivership.

In light of the Bank’s continued noncompliance with the Consent Order and its stressed financial condition, management believes it is reasonable that further regulatory enforcement action may occur if the capital raise described in Note 20 (Capital) below is not completed and the Corporation is unable to effect another recapitalization of the Corporation and the Bank within the relatively near future. Until such time as the Consent Order is either modified or lifted, management continues to pursue initiatives identified in its recovery plan to achieve full compliance with all requirements of the Consent Order in order to mitigate the impact of the related regulatory challenges. In addition, execution of the recovery plan includes implementation of measures necessary to position the Bank to overcome current economic challenges.

Although management has developed a recovery plan intended to restore the Bank’s regulatory standing and return to core profitability, there is still uncertainty as to the plan’s ultimate effectiveness, the Bank’s ability to meet existing regulatory requirements, the ability of management to achieve the objectives of the recovery plan and the potential impact of future regulatory action against the Bank, which raises substantial doubt about the Corporation’s ability to continue as a going concern. The ability of the Corporation to continue as a going concern is dependent upon many factors, including regulatory action, the ability to complete the pending capital raise or some other recapitalization of the Corporation and the Bank, and the ability of management to achieve the other objectives in its recovery plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The most important objective of the recovery plan is to restore the Bank’s capital to a level sufficient to comply with the OCC’s capital directive in the Consent Order and provide sufficient capital resources and liquidity to meet commitments and business needs. Please see Note 20 (Capital) below for information regarding the Corporation's efforts to complete a capital raise.

In addition to the Corporation’s efforts to complete a capital raise, other key elements of management’s continued recovery plan include, but are not limited to:

•	Continued, aggressive management of the Bank’s existing loan portfolio to minimize further credit losses and to maximize recoveries via negotiated payoffs, settlements and restructuring of existing problem loans;

•	Continued strengthening of risk management processes and procedures via ensuring the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality;

•	A focus on new initiatives to improve core profitability and achieve disciplined growth of the Bank’s balance sheet while ensuring the Bank maintains an acceptable risk profile and adequate capital levels; and

•	Following completion of a capital raise, managed alignment of operating costs with a recapitalized, restructured and more efficient banking operation designed to promote balance sheet growth in an increasingly regulated and competitive business climate.

 Since 2010 and continuing into 2013, management believes it has made and continues to make significant progress on various initiatives that will contribute to the Bank’s recovery and, once a recapitalization is completed, will enable the Bank to capitalize on post-recapitalization opportunities. The progress made by the Bank includes:

•	Reduced nonperforming assets to $16.5 million at December 31, 2012 from $26.0 million at December 31, 2011, $35.2 million at December 31, 2010 and $47.5 million at December 31, 2009.

•	Reduced the Bank’s concentration in troubled commercial real estate and land development loans to $31.9 million at December 31, 2012 from $38.2 million at December 31, 2011, $55.0 million at December 31, 2010 and $91.3 million at December 31, 2009.

•	Maintained an allowance for loan losses as a percentage of total loans of 6.53% at December 31, 2012 compared to 6.08% at December 31, 2011, 5.92% at December 31, 2010 and 6.81% at December 31, 2009. Improved the allowance to nonperforming loans coverage ratio to 90.25% at December 31, 2012 from 55.2% at December 31, 2011, 45.3% at December 31, 2010 and 42.7% at December 31, 2009.

•	Maintained elevated on-balance sheet liquidity comprised of average cash and due from banks balances totaling $33.3 million during 2012, $31.7 million during 2011, $31.7 million during 2010 and $27.8 million during 2009. Also, maintained a contingency line of credit at the Federal Home Loan Bank of Indianapolis secured by certain investment securities and loans providing average borrowing availability of approximately $42.5 million during 2012, $26.3 million during 2011 and $10.3 million during 2010.

•	Reduced the Bank’s loan-to-deposit ratio to 62.6% at December 31, 2012 from 73.6% at December 31, 2011, 80.4% at December 31, 2010, and 86.9% at December 31, 2009.

•	Achieved reductions of 16, 30 and 51 basis points in 2012, 2011 and 2010, respectively, in the Bank’s average cost of funds through nonrenewal of high cost certificate of deposit and competitive deposit rates, without experiencing significant core deposit runoff.

•	The provision for loan loss expense totaled $1.3 million in 2012 compared to prior year elevated loan loss provisions of $6.2 million in 2011 and 2010 and $15.8 million in 2009. The decrease demonstrates the effectiveness of continued loan remediation and work-out efforts on problem credits, continued diligent and robust loan review practices which reduced uncertainty in the portfolio, a decreased velocity of new problem loans, and signs of stabilization in local economic conditions, including less depreciation in local real estate values.

•	Stable compensation and benefits expense in 2012 relative to 2011 following $261,000 and $1.4 million of expense reductions in 2011 and 2010, respectively. Expense savings are attributable primarily to the alignment of staffing levels with leaner operations while continuing to ensure the Bank has the appropriate personnel with sufficient experience, training, and authority to execute safe and sound banking practices.

•	Stable problem asset costs (e.g., commercial legal expense, loan and collection expense, other real estate owned expense, and appraisal expense) in 2012 following reductions of $289,000 in 2011 (28.4%) and $471,000 (31.6%) in 2010.

•	Recognized net security gains of $336,000 and $329,000 in 2011 and 2010, respectively, as a result of portfolio restructuring and favorable pricing on securities sold in the current interest rate environment.

•	The Bank’s 2013 budget targets continued remediation of problem assets, loan growth initiatives, noninterest income revenue enhancements, controlled expense increases related to growth initiatives, expense reductions correlating to improved regulatory classification and recapitalization and other operational efficiencies.

o	Budgeted revenue enhancements include re-deployment of excess on-balance liquidity into interest earning securities and/or purchased residential portfolio loans; overall growth in the commercial, residential and consumer loan portfolios driven by specific initiatives for loan product types; gains from the sale of newly originated commercial loans under the federal government’s SBA loan guarantee program; and origination and sale of residential mortgage loan products.

o	Budgeted expense increases relate primarily to personnel costs necessary to implement growth initiatives and provide sufficient resources to ensure adequate risk mitigation for safety and soundness purposes. Budgeted expense reductions relate primarily to decreases in FDIC premiums, corporate insurance premiums, OCC assessment and monitoring charges, and problem asset costs (e.g., commercial legal expense, loan and collection expense, other real estate owned expense and appraisal expense).

The 2013 budget assumes the capital raise described in Note 20 (Capital) below will be completed in 2013. If that fails to occur, various assumptions and initiatives in the 2013 budget will not be realized.

Management makes no assurances that the efforts, results, and/or future plans described above will improve the Bank’s overall financial condition, guarantee profitability in 2013, or ensure the modification or discharge of existing regulatory enforcement actions imposed on the Bank.

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2012
Obligations of state and political subdivisions	$1,534	$46	$-	$1,580
U.S. agency	3,000	7	-	3,007
Mortgage-backed/CMO	67,697	349	(184)	67,862
Preferred stock(1)	49	88	-	137
Total available for sale	$72,280	$490	$(184)	$72,586

December 31, 2011
Obligations of state and political subdivisions	$1,284	$27	$-	$1,311
U.S. agency	6,990	20	(2)	7,008
Mortgage-backed/CMO	24,226	144	(473)	23,897
Preferred stock(1)	49	60	-	109
Total available for sale	$32,549	$251	$(475)	$32,325

(1) Represents preferred stocks issued by Freddie Mac and Fannie Mae

Securities are reviewed quarterly for possible other-than-temporary impairment (OTTI) based on guidance included in ASC Topic 320, Investments–Debt and Equity Instruments. This guidance requires an entity to assess whether it intends to sell, or whether it is more likely than not that it will be required to sell, a security in an unrealized loss position before the recovery of the security’s amortized cost basis. If either of these criteria is met, the entire difference between the amortized cost and fair value is recognized in earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

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

At December 31, 2012 and 2011, the Corporation had one non-agency mortgage backed security which has been impaired more than twelve months.

A summary of the par value, book value, carrying value (fair value) and unrealized loss for the security is presented below:

	December 31,
	2012		2011
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)
Par value	$2,387	100.00%	$2,791	100.00%
Book value	2,097	87.82%	2,501	89.61%
Carrying value	2,018	84.51%	2,064	73.95%
Unrealized loss	79	3.31%	437	15.66%

The Corporation makes a quarterly assessment of OTTI on its non-agency mortgage-backed security primarily based on a quarterly cash flow analysis performed by an independent third-party specialist. The evaluation includes a comparison of the present value of the expected cash flows to previous estimates to determine whether adverse changes in cash flows resulted during the period. The analysis considers attributes of the security, such as its super tranche position, and specific loan level collateral underlying the security. Certain key attributes of the underlying loans supporting the security included the following:

	December 31,
	2012	2011
Weighted average remaining credit score (based on original FICO)	738	741
Primary location of underlying loans:
California	72%	70%
Florida	4%	3%
Other	24%	27%
Delinquency status of underlying loans:
Past due 30-59 days	2.70%	2.29%
Past due 60-89 days	2.62%	1.69%
Past due 90 days or more	8.03%	9.45%
In process of foreclosure	3.58%	8.24%
Held as other real estate owned	0.75%	1.65%

The specialist calculates an estimate of the fair value of the security's cash flows using an INTEX valuation model, subject to certain assumptions regarding collateral related cash flows such as expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs.

	December 31,
	2012	2011

Voluntary repayment rate (CRR)	10.14%	10.30%
Default rates:
Within next 24 months	6.87%	10.47%
Decreasing to (by month 37)	3.15%	4.29%
Decreasing to (by month 215)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	50.70%	49.94%
Per annum decrease (Years 2 - 11)	2.50%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	7.00%	11.00%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.02%	4.79%

(1) Intended to reflect estimated uncertainty and liquidity premiums, after adjustment for estimated credit loss cash flows.

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

During the quarter ended September 30, 2011, management’s quarterly analysis identified other-than-temporary impairment for which a realized loss of $76,000 representing credit loss impairment was charged against earnings. The related impairment charge is included in the 2011 net gain on available for sale securities, a component of noninterest income.

At December 31, 2012, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At December 2012 and 2011, the unrealized (non-credit) loss on the security was determined to be approximately $79,000 and $437,000, respectively, using the valuation methodology and applicable inputs and assumptions described above. There were no OTTI charges recognized on the security during 2012 or 2010. Prior to 2010, approximately $289,000 of credit-loss OTTI charges were incurred on the security.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	Value	losses	Value	losses	Value
	(in thousands)
December 31, 2012
Mortgage-backed/CMO	$(105)	$13,448	$(79)	$2,018	$(184)	$15,466

December 31, 2011
U.S. agency	$(2)	$1,998	$-	$-	$(2)	$1,998
Mortgage-backed/CMO	(36)	6,890	(437)	2,064	(473)	8,954
Total	$(38)	$8,888	$(437)	$2,064	$(475)	$10,952

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	500	501	4,990	4,996
Maturing after five years but within ten years	3,305	3,323	2,305	2,327
Maturing after ten years	778	900	1,028	1,105
	$4,583	$4,724	$8,323	$8,428
Mortgage-backed/CMO securities	67,697	67,862	24,226	23,897
Totals	$72,280	$72,586	$32,549	$32,325

Proceeds from at-par calls on securities totaled $7.0 million, $2.7 million, and $1.1 million in 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $69.1 million at December 31, 2012 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $25.4 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2011, the amortized cost of pledged investment securities totaled $30.0 million of which $24.2 million of securities pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at December 31, 2012 and December 31, 2011. The Bank’s investment in FRB stock, which totaled $44,000 at December 31, 2012 and December 31, 2011, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer. In June 2011 and November 2010, the FHLBI initiated repurchases of $122,000 and $93,000, respectively, of its stock at cost, resulting in no gain or loss to the Bank.

4. Loans

The recorded investment in portfolio loans consists of the following:

	December 31,
	2012	2011
	(in thousands)
Commercial	$16,112	$13,590
Commercial real estate:
Construction, land development, and other land	8,741	13,918
Owner occupied	51,202	61,555
Nonowner occupied	69,415	80,984
Consumer real estate:
Commercial purpose	6,911	9,080
Mortgage - Residential	14,604	15,056
Home equity and home equity lines of credit	8,307	9,865
Consumer and Other	5,103	4,992
Subtotal	180,395	209,040
Unearned income	(204)	(196)
Total Loans	$180,191	$208,844

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $116,000 at December 31, 2012 and $99,000 at December 31, 2011, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.3 million at December 31, 2012 and $4.0 million at December 31, 2011.

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

Activity in the allowance for loan losses by portfolio segment is a follows:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
2012
Allowance for loan losses:
Beginning balance	$636	$9,113	$2,680	$261	$12,690
Charge offs	(355)	(2,866)	(689)	(123)	(4,033)
Recoveries	276	1,274	159	78	1,787
Provision	351	1,161	(114)	(73)	1,325
Ending balance	$908	$8,682	$2,036	$143	$11,769

2011
Allowance for loan losses:
Beginning balance	$1,049	$10,555	$2,213	$153	$13,970
Charge offs	(627)	(5,506)	(2,017)	(156)	(8,306)
Recoveries	174	290	223	139	826
Provision	40	3,774	2,261	125	6,200
Ending balance	$636	$9,113	$2,680	$261	$12,690

The following table presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
2012
Allowance for loan losses:
Individually evaluated for impairment	$49	$1,245	$377	$-	$1,671
Collectively evaluated for impairment	859	7,437	1,659	143	10,098
Total allowance for loan losses	$908	$8,682	$2,036	$143	$11,769

Recorded investment in loans:
Individually evaluated for impairment	$710	$19,853	$2,380	$-	$22,943
Collectively evaluated for impairment	15,402	109,505	27,442	5,103	157,452
Total recorded investment in loans	$16,112	$129,358	$29,822	$5,103	$180,395

2011
Allowance for loan losses:
Individually evaluated for impairment	$174	$2,278	$432	$-	$2,884
Collectively evaluated for impairment	462	6,835	2,248	261	9,806
Total allowance for loan losses	$636	$9,113	$2,680	$261	$12,690

Recorded investment in loans:
Individually evaluated for impairment	$766	$21,483	$2,871	$-	$25,120
Collectively evaluated for impairment	12,824	134,974	31,130	4,992	183,920
Total recorded investment in loans	$13,590	$156,457	$34,001	$4,992	$209,040

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

The following table presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not
	Rated	1	2	3	4	5	6	7	Total	Nonperforming
	(in thousands)
December 31, 2012
Commercial	$391	$430	$-	$2,356	$5,881	$5,360	$1,000	$694	$16,112	$264
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,431	4,006	136	3,168	8,741	2,391
Ownner occupied	42	-	-	1,671	18,963	21,619	3,594	5,313	51,202	3,040
Nonowner occupied	-	-	451	1,404	17,057	30,847	11,307	8,349	69,415	3,632
Consumer real estate:
Commercial Purpose	-	-	-	297	948	3,594	758	1,314	6,911	1,158
Mortgage - Residential	11,232	-	-	-	-	-	-	3,372	14,604	2,019
Home equity and home equity lines of credit	7,760	-	-	-	-	-	-	547	8,307	411
Consumer and Other	4,948	-	-	-	6	5	-	144	5,103	125
Total	$24,373	$430	$451	$5,728	$44,286	$65,431	$16,795	$22,901	$180,395	$13,040

December 31, 2011
Commercial	$33	$649	$243	$2,207	$3,875	$4,495	$760	$1,328	$13,590	$549
Commercial Real Estate:
Construction, land development, and other land	89	-	-	-	534	5,863	255	7,177	13,918	6,710
Ownner occupied	51	-	507	3,426	18,212	27,325	4,189	7,845	61,555	5,714
Nonowner occupied	-	-	-	809	25,322	36,135	6,832	11,886	80,984	5,153
Consumer real estate:
Commercial Purpose	-	-	-	309	1,719	3,027	796	3,229	9,080	2,643
Mortgage - Residential	12,639	-	-	-	-	-	-	2,417	15,056	1,587
Home equity and home equity lines of credit	9,201	-	-	-	-	-	-	664	9,865	571
Consumer and Other	4,164	-	-	431	121	117	-	159	4,992	44
Total	$26,177	$649	$750	$7,182	$49,783	$76,962	$12,832	$34,705	$209,040	$22,971

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
December 31, 2012
Commercial	$136	$6	$51	$193	$15,919	$16,112	$-
Commercial real estate:
Construction, land development, and other land	1,609	-	30	1,639	7,102	8,741	-
Owner occupied	142	32	1,837	2,011	49,191	51,202	-
Nonowner occupied	-	-	558	558	68,857	69,415	-
Consumer real estate:
Commercial purpose	133	-	558	691	6,220	6,911	201
Mortgage - Residential	1,109	753	21	1,883	12,721	14,604	-
Home equity and home equity lines of credit	302	76	-	378	7,929	8,307	-
Consumer and Other	71	24	32	127	4,976	5,103	-
Total	$3,502	$891	$3,087	$7,480	$172,915	$180,395	$201

December 31, 2011
Commercial	$86	$-	$137	$223	$13,367	$13,590	$9
Commercial real estate:
Construction, land development, and other land	114	49	4,072	4,235	9,683	13,918	-
Owner occupied	106	-	1,277	1,383	60,172	61,555	-
Nonowner occupied	-	162	630	792	80,192	80,984	-
Consumer real estate:
Commercial purpose	214	-	456	670	8,410	9,080	-
Mortgage - Residential	419	-	81	500	14,556	15,056	-
Home equity and home equity lines of credit	218	79	13	310	9,555	9,865	-
Consumer and Other	50	2	3	55	4,937	4,992	-
Total	$1,207	$292	$6,669	$8,168	$200,872	$209,040	$9

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	December 31,
	2012	2011
	(in thousands)
Commercial	$264	$540
Commercial real estate:
Construction, land development, and other land	2,391	6,710
Owner occupied	3,040	5,714
Nonowner occupied	3,632	5,153
Consumer real estate:
Commercial purpose	957	2,643
Mortgage - Residential	2,019	1,587
Home equity and home equity lines of credit	411	571
Consumer and Other	125	44
Total	$12,839	$22,962

The following table presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$463	$543	$49	$322	$369	$174
Commercial real estate:
Construction, land development, and other land	1,211	1,396	166	3,241	6,665	730
Owner occupied	5,473	6,045	498	3,351	4,540	865
Nonowner occupied	5,764	6,962	581	5,609	8,098	683
Consumer real estate:
Commercial purpose	1,698	2,018	377	2,075	3,288	432
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,609	16,964	1,671	14,598	22,960	2,884

With no related allowance recorded:
Commercial	246	724	-	444	903	-
Commercial real estate:
Construction, land development, and other land	2,391	4,730	-	3,363	4,656	-
Owner occupied	2,084	3,914	-	3,467	4,560	-
Nonowner occupied	2,930	3,616	-	2,452	2,747	-
Consumer real estate:
Commercial purpose	683	1,150	-	796	1,039	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	8,334	14,134	-	10,522	13,905	-

Total:
Commercial	710	1,267	49	766	1,272	174
Commercial real estate:
Construction, land development, and other land	3,602	6,126	166	6,604	11,321	730
Owner occupied	7,557	9,959	498	6,818	9,100	865
Nonowner occupied	8,694	10,578	581	8,061	10,845	683
Consumer real estate:
Commercial purpose	2,380	3,168	377	2,871	4,327	432
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$22,943	$31,098	$1,671	$25,120	$36,865	$2,884

The following table presents information pertaining to the recorded investment in impaired loans as follows:

	December 31, 2012		December 31, 2011
	Average	Interest	Average	Interest
	Outstanding	Income	Outstanding	Income
	Balance	Recognized	Balance	Recognized
	(in thousands)
Commercial	$675	$21	$1,157	$29
Commercial real estate:
Construction, land development, and other land	3,650	43	7,973	-
Owner occupied	7,568	167	6,776	72
Nonowner occupied	8,844	210	10,036	137
Consumer real estate:
Commercial purpose	2,271	23	2,739	45
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$23,008	$464	$28,681	$283

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

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any other of their debt

2.	It is likely that the borrower would default on any of their debt if the concession was not granted

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted

4.	The borrower has declared, or is in the process of declaring bankruptcy

5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	December 31, 2012			December 31, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$446	$264	$710	$239	$299	$538
Commercial real estate:
Construction, land development, and other land	1,211	2,271	3,482	20	4,564	4,584
Owner occupied	4,335	2,029	6,364	1,104	3,307	4,411
Nonowner occupied	5,063	3,447	8,510	2,361	2,498	4,859
Consumer real estate:
Commercial purpose	1,424	596	2,020	228	2,025	2,253
Mortgage - Residential	738	1,232	1,970	351	770	1,121
Home equity and home equity lines of credit	62	284	346	-	213	213
Consumer and Other	9	96	105	89	11	100
Total	$13,288	$10,219	$23,507	$4,392	$13,687	$18,079

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in 2012			Loans Restructured in 2011
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	3	$153	$153	11	$1,208	$1,208
Commercial real estate:
Construction, land development, and other land	3	2,631	2,631	6	1,896	1,896
Owner occupied	5	1,281	1,281	13	2,972	2,972
Nonowner occupied	6	2,413	2,413	4	5,221	4,782
Consumer real estate:
Commercial purpose	3	445	445	10	1,144	1,144
Mortgage - Residential	7	496	496	5	502	406
Home equity and home equity lines of credit	2	137	137	1	238	218
Consumer and Other	1	28	28	2	37	37
Total	30	$7,584	$7,584	52	$13,218	$12,663

During the year ended December 31, 2012, the Corporation had seven TDR loans with a recorded investment of $1.4 million that defaulted within 12 months of restructuring. During the year ended December 31, 2011, the Corporation had two TDR loans with a recorded investment of $524,000 that defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

					Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
December 31, 2012
Commercial	-	$-	2	$85	1	$68
Commercial real estate:
Construction, land development, and other land	-	-	1	104	2	2,527
Owner occupied	1	143	4	1,138	-	-
Nonowner occupied	1	262	4	1,683	1	468
Consumer real estate:
Commercial purpose	3	445	-	-	-	-
Mortgage - Residential	6	472	1	24	-	-
Home equity and home equity lines of credit	2	137	-	-	-	-
Consumer and Other	1	28	-	-	-	-
Total	14	$1,487	12	$3,034	4	$3,063
December 31, 2011
Commercial	2	$194	1	$201	8	$813
Commercial real estate:
Construction, land development, and other land	-	-	-	-	6	1,896
Owner occupied	1	469	2	583	10	1,921
Nonowner occupied	1	1,184	1	758	2	3,279
Consumer real estate:
Commercial purpose	1	150	-	-	8	993
Mortgage - Residential	1	142	-	-	4	360
Home equity and home equity lines of credit	1	198	-	-	1	40
Consumer and Other	-	-	-	-	2	37
Total	7	$2,337	4	$1,542	41	$9,339

During the years ended December 31, 2012 and 2011, non-market interest rate restructurings included pre-modification recorded investments of $4.5 million and $9.0 million respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates. Because these performing loans were graded substandard and the modified rates were not market rates for similar loans, these renewals are considered troubled debt restructurings.

6. Premises and Equipment

A summary of premises and equipment, and related accumulated depreciation and amortization follows:

	December 31,
	2012	2011
	(in thousands)
Land and land improvements	$2,858	$2,850
Premises	9,943	9,933
Furniture and equipment	3,802	3,826
	16,603	16,609
Less accumulated depreciation and amortization	(9,392)	(9,115)
Premises and equipment, net	$7,211	$7,494

7. Other Real Estate Owned

At December 31, 2012, the Bank owned 15 foreclosed properties with a carrying value of $3.4 million. As of December 31, 2011, the Bank owned 18 foreclosed properties with a carrying value of $3.0 million. During 2012, net loss incurred on sale/write-down of other real estate totaled $206,000 and included $262,000 of valuation write-downs taken subsequent to property acquisitions and $56,000 of net gain recognized upon sale of other real estate. The net loss on sale/write-down of other real estate is included in noninterest expense.

8. Time Certificates of Deposit

At December 31, 2012, the scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year were:

Year of maturity :	(in thousands)
2014	$25,037
2015	1,043
2016	2,257
2017	3,131
2018 and thereafter	26
Total	$31,494

Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Three months or less	$6,944	$7,900
Three through six months	3,146	4,419
Six through twelve months	9,729	11,768
Over twelve months	10,888	10,643
Total	$30,707	$34,730

Interest expense attributable to time deposits in amounts of $100,000 or more amounted to approximately $363,000, $487,000, and $806,000 in 2012, 2011, and 2010, respectively.

9. Other Borrowings

The Bank maintains a line-of-credit with the Federal Home Loan Bank of Indianapolis (“FHLBI”) which provides maximum borrowing capacity of $28.4 million as of December 31, 2012. The line is secured by unencumbered qualified mortgage and home equity loans with outstanding balances of $14.5 million and unencumbered investment securities with a fair value of $25.2 million. No advances were drawn on the line-of-credit during 2012 and no amounts were outstanding on the line at December 31, 2012.

In addition, the Bank maintains a line-of-credit at the Federal Reserve discount window secured by specific pledges of eligible commercial loans totaling $11.2 million. At December 31, 2012, the lendable collateral value of such loans totaled $6.2 million. No advances were made on the line-of-credit during 2012 or outstanding on the line at December 31, 2012.

Due to the Bank’s condition, borrowing availability under these lines-of-credit is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.

Interest expense on FHLBI advances approximated $0, $0, and $2,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

During 2012 and 2011, the board of directors extended unsecured loans totaling $88,000 and $60,000, respectively to FNBH Bancorp, Inc. to fund operating expenses of the Corporation. The loans are noninterest bearing and are expected to be repaid via conversion to an investment in the Corporation’s planned recapitalization.

10. Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2012	2011	2010
	(in thousands)
Current	$-	$-	$-
Deferred	(104)	-	57
Total federal income tax expense (benefit)	$(104)	$-	$57

Federal income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2012	2011	2010
	(in thousands)
Computed “expected” tax expense (benefit)	$76	$(1,215)	$(1,304)
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(35)	(104)	(119)
Change in valuation allowance	(157)	1,320	1,482
Other, net	12	(1)	(2)
Total federal income tax expense (benefit)	$(104)	$-	$57

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,983	$1,928
Net operating loss carryforward	8,105	8,091
Other-than-temporary impairment on securities available for sale	769	769
Premises and equipment	332	351
Deferred directors' fees	157	196
Reserve for Other Real Estate Owned	190	185
Supplemental retirement plan	79	124
Unrealized loss on securites available for sale	-	76
Other	114	135
Total gross deferred tax assets	11,729	11,855
Deferred tax liabilities:
Deferred loan fees	(44)	(39)
Unrealized gain on securites available for sale	(104)	-
Other	(65)	(67)
Total gross deferred tax liabilities	(213)	(106)
Net deferred tax asset before valuation allowance	11,516	11,749
Valuation allowance	(11,516)	(11,749)
Net deferred tax asset	$-	$-

Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowances are required at December 31, 2012 and 2011, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

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

At December 31, 2012, the Corporation had a net operating loss carryforward of approximately $23.8 million that expires beginning in 2028 if not previously utilized.

11. Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2012 and 2011. Deposits from such individuals and their related interests totaled approximately $663,000 and $701,000 at December 31, 2012 and December 31, 2011, respectively. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

Loans to related parties are summarized below for the periods indicated:

	2012	2011
Balance at beginning of year	$498	$590
New loans and related parties	-	56
Loan repayments	(271)	(138)
Loans no longer related-party	(16)	(10)
Balance at end of year	$211	$498

12. Leases

The Bank has a noncancelable operating lease that provides for renewal options. Future minimum lease payments under the noncancelable lease as of December 31, 2012, are as follows:

Year ending December 31:

2013	$78
2014	78
2015	58
2016	48
2017	36
Total lease payments	$298

Rental expense charged to operations in 2012, 2011 and 2010 amounted to approximately $88,000, $84,000 and $64,000, respectively, including amounts paid under short term, cancelable leases.

13. Retirement Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Effective January 1, 2010, the Bank discontinued all employer contributions to the plan. During 2009, employer contributions were equal to 3% of total employee earnings plus 50% of employee contributions (limited to 10% of their earnings) or the maximum amount permitted by the Internal Revenue Code. There were no plan expenses for the Bank in 2012, 2011 and 2010, respectively.

14. Shareholders’ Equity

On September 22, 2011, at a Special Shareholder Meeting, the shareholders of the Corporation approved a 1-for-7 reverse stock split of the Corporation’s outstanding common stock which became effective as of the close of business on October 3, 2011. The Corporation’s common stock began trading on a split adjusted basis on the Over-The-Counter Bulletin Board at the opening of trading on October 4, 2011. All share and per share amounts included in these consolidated financial statements reflect the 1-for-7 reverse stock split. In connection with the reverse stock split, each seven shares of common stock issued and outstanding at the close of trading on the effective date was reclassified into one share of common stock. No fractional shares of common stock were issued as a result of the reverse split; instead, fractional shares were rounded up to the nearest whole share. The reverse stock split reduced the number of shares of outstanding common stock from 3,171,523 to 453,553. There was no change to the number of authorized shares of common stock as a result of the reverse split.

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

On May 24, 2012, at the Corporation’s annual shareholder meeting, the shareholders approved an increase in the number of authorized shares of common stock from 7 million shares to 11 million shares. The additional shares are expected to be required to close a planned recapitalization of the Corporation (see Note 20) and/or to provide additional shares for future issuance should further capital needs arise.

15. Net Income per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan (see Note 16) is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the years ended December 31, 2011 and 2010, the unvested restricted shares were not included in determining either basic and diluted earnings per share for the respective periods.

The following table presents basic and diluted net income per share:

	2012	2011	2010
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted shares outstanding	457,416	457,318	456,633

Net income (loss) available to common shareholders	$329	$(3,573)	$(3,893)
Basic and diluted net income (loss) per share	$0.72	$(7.81)	$(8.53)

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

	2012		2011
		Weighted-Average Grant Date		Weighted-Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Restricted Stock Awards
Outstanding at January 1,	40	$98.88	173	$112.20
Granted	-	-	-	-
Vested	(40)	98.88	(133)	116.24
Forfeited	-	-	-	-
Outstanding at December 31,	-	$-	40	$98.88

The total fair value of the awards vested during the year ended December 31, 2012, 2011 and 2010 was $4,000, $16,000, and $16,000, respectively. As of December 31, 2012, all restricted shares granted under the LTIP had vested and there was no unrecognized compensation cost related to nonvested stock awards.

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

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2012, there were approximately 2,500 shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2012, there were 560 shares earned and available for distribution in the variable-fee deferred stock accounts.

There were no fixed or variable plan fees related to directors’ compensation included in noninterest expense in 2012, 2011 or 2010.

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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31,
	2012	2011
	(in thousands)
Commercial	$6,146	$9,805
Commercial real estate	1,072	1,235
Consumer real estate	4,164	4,866
Consumer and Other	2,841	2,933
Total credit commitments	$14,223	$18,839

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

As of December 31, 2012 and 2011, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000 and $132,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2012 and 2011, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$10,195	5.02%	$16,240	8.00%	$20,300	10.00%
FNBH Bancorp	9,822	4.84%	16,240	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,540	3.71%	8,120	4.00%	12,180	6.00%
FNBH Bancorp	7,167	3.53%	8,120	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,540	2.58%	11,686	4.00%	14,608	5.00%
FNBH Bancorp	7,167	2.45%	11,686	4.00%	N/A	N/A

As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$9,987	4.49%	$17,811	8.00%	$22,264	10.00%
FNBH Bancorp	9,742	4.38%	17,811	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,078	3.18%	8,906	4.00%	13,358	6.00%
FNBH Bancorp	6,833	3.07%	8,906	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,078	2.44%	11,606	4.00%	14,507	5.00%
FNBH Bancorp	6,833	2.36%	11,606	4.00%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At December 31, 2012 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s continued losses and capital position at December 31, 2012, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital.

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

Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern. Although improved from December 31, 2011, our nonperforming assets comprise approximately 87% of our capital plus allowance for loan losses at December 31, 2012. As described elsewhere in the consolidated financial statements, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent.

Since 2010 and through the current date, we have been working with financial and legal advisors to attempt to raise additional capital for the Bank.   As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2012, the Corporation completed the subscription phase of its offering of securities in a private placement to certain accredited investors.  To date, the Corporation has accepted subscription commitments from investors pursuant to which the Corporation has agreed to sell, subject to the satisfaction of certain conditions, securities denominated as "Units" (the "Capital Raise") in the aggregate amount of $23 million.  Each Unit was offered for a price of $1,500 and consists of 715 shares of the Corporation's common stock and $1,000 principal amount of 10% subordinated debentures to be issued by the Corporation.  These subscription commitments have been funded into escrow pending the closing of the Capital Raise.

The closing of the Capital Raise is subject to material conditions, including a requirement to obtain the approval of the Federal Reserve to the Corporation's issuance of the subordinated debentures, a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company.  The satisfaction (or, in some cases, waiver) of these conditions is largely out of the control of the Corporation.  If the conditions to the closing of the Capital Raise are not satisfied or waived, the closing will not occur.  In light of the existence of these conditions, a reader of this Annual Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise will close.

If the Capital Raise closes, the Corporation currently intends to contribute to the Bank an amount of proceeds from the Capital Raise sufficient for the Bank to meet the minimum capital ratios required by the Consent Order.  However, it is possible other circumstances could prevent the Corporation from contributing such amount to the Bank's capital, such that the Bank will continue to be in noncompliance with such minimum capital ratios.  Even if the Bank is able to meet the minimum capital ratios following the closing of the Capital Raise, it is possible that further losses at the Bank could cause its capital to once again fall below such minimum ratios.  In any event, even if the closing of the Capital Raise occurs, the Corporation currently expects that the Bank will continue to be subject to the Consent Order or some other regulatory enforcement action for some period following the closing of the Capital Raise while the Bank works to comply with the other provisions of the Consent Order and demonstrate a period of performance with the requirements of the Consent Order.

The Corporation is hopeful that its ongoing efforts to close the Capital Raise in the near future will be successful.  However, the Corporation cannot give any assurances that it will be successful in closing the Capital Raise or, even if it is successful that its plan or related efforts will improve the Bank's financial condition; further deterioration of the Bank's capital position is possible.  The current economic environment in southeast Michigan and local real estate market conditions, while improving, will continue to present challenges to the Bank's financial performance.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Due to the Bank’s financial condition, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC.  The Corporation does not anticipate the Bank providing any dividends to the Corporation through at least 2013. The Corporation suspended, indefinitely, the payment of dividends to its shareholders in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.  The Corporation does not anticipate resuming dividend payments to its shareholders in the near future.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and successful completion of the pending capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. The holding company incurred pre-tax expenses totaling approximately $168,000 and $208,000 during calendar year 2012 and 2011, respectively.

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models such as matrix pricing models (Level 2). Matrix pricing is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, municipal bonds and preferred stock securities. Level 3 securities include private collateralized mortgage obligations. The fair value measurement of our only Level 3 security, a non-investment grade CMO, and details regarding significant inputs and assumptions used in estimating its fair value, is detailed in Note 3, Securities.

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2012
Obligations of state and political subdivisions	$1,580	$-	$1,580	$-
U.S. agency	3,007	-	3,007	-
Mortgage-backed/CMO	67,862	-	65,844	2,018
Preferred stock	137	-	137
Total investment securities available for sale	$72,586	$-	$70,568	$2,018

December 31, 2011
Obligations of state and political subdivisions	$1,311	$-	$1,311	$-
U.S. agency	7,008	-	7,008	-
Mortgage-backed/CMO	23,897	-	21,833	2,064
Preferred stock	109	-	109
Total investment securities available for sale	$32,325	$-	$30,261	$2,064

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

	2012	2011
	Fair Value Measurement	Fair Value Measurement
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$2,064	$2,592
Total gains (losses) realized/unrealized:
Included in earnings(2)	-	(76)
Included in other comprehensive income (2)	358	(57)
Purchases, issuances, and other settlements	(404)	(395)
Transfers into Level 3	-	-
Fair value of non-agency mortgage-backed security, end of year	$2,018	$2,064

Total amount of losses for the year included in earnings attributable to the change in unrealized in unrealized losses relating to assets still held at end of year	$-	$(76)

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2012
Impaired loans (1)	$21,272	$-	$-	$21,272
Other real estate owned	$3,427	$-	$-	$3,427

December 31, 2011
Impaired loans (1)	$22,236	$-	$-	$22,236
Other real estate owned	$3,026	$-	$-	$3,026

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

	Level in Fair	December 31, 2012		December 31, 2011
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$41,824	$41,824	$50,020	$50,020
Short term investments	Level 2	197	197	197	197
Investment and mortgage-backed securities	Level 2	70,568	70,568	30,261	30,261
Non-agency mortgage-backed security	Level 3	2,018	2,018	2,064	2,064
FHLBI and FRB stock	Level 2	779	779	779	779
Loans, net	Level 3	168,422	169,365	196,154	197,088
Accrued interest income	Level 2	705	705	739	739

Financial liabilities:
Deposits	Level 2	$287,682	$287,749	$283,652	284,547
Other borrowings	Level 2	148	148	60	60
Accrued interest expense	Level 2	93	93	136	136

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

24. Dividend Restrictions

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may not declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total of its net profits for the year combined with its retained profits of the two preceding years exceed the total dividends in a calendar year. Under these provisions, there is no ability to pay dividends at December 31, 2012, without the prior approval of the OCC.

25. Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2012 and 2011, and the condensed statements of operations and cash flows for the years ended December 31, 2012, 2011 and 2010, of FNBH Bancorp, Inc. follow:

Condensed Balance Sheets	December 31
	2012	2011
	(in thousands)
Assets:
Cash	$-	$4
Investment in subsidiaries:
First National Bank in Howell	7,742	6,854
H.B. Realty Co.	1	1
Other assets	1	-
Total assets	$7,744	$6,859
Liabilities and Shareholders’ Equity:
Other borrowings	$148	$60
Other liabilities	227	189
Shareholders’ equity	7,369	6,610
Total liabilities and shareholders’ equity	$7,744	$6,859

Condensed Statements of Operations	Year ended December 31
	2012	2011	2010
	(in thousands)
Operating income:
Dividends from subsidiaries	$-	$-	$-
Total operating income	-	-	-
Operating expenses:
Interest expense-other borrowings	-	-	-
Administrative and other expenses	168	208	62
Total operating expenses	168	208	62
Loss before equity in undistributed net loss of subsidiaries	(168)	(208)	(62)
Equity in undistributed net loss of subsidiaries and dividends declared from subsidiaries	497	(3,365)	(3,831)
Net income (loss)	$329	$(3,573)	$(3,893)

Comprehensive income (loss)	$755	$(3,540)	$(4,261)

Condensed Statements of Cash Flows	Year ended December 31
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$329	$(3,573)	$(3,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	4	16	16
Earned portion of long term incentive plan
Increase in other assets	(1)	-	-
Increase in other liabilities	38	135	42
Equity in undistributed net loss of subsidiaries and dividends declared from subsidiaries	(497)	3,365	3,831
Net cash provided by (used in) operating activities	(127)	(57)	(4)
Cash flows from investing activities	35	-	-
Cash flows from financing activities:
Common stock issued	-	-	3
Proceeds from issuance of short-term debt	88	60	-
Net cash provided by (used in) financing activities	88	60	3
Net increase (decrease) in cash	(4)	3	(1)
Cash at beginning of year	4	1	1
Cash at end of year	$-	$4	$-

26. Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	March 31	June 30	September 30	December 31
	(in thousands)
Quarters ended in 2012
Selected operations data:
Interest and dividend income	$2,913	$2,804	$2,719	$2,628
Net interest income	2,605	2,528	2,456	2,383
Provision for loan losses	450	450	300	125
Income (loss) before federal income taxes	46	(89)	99	169
Net income (loss)	46	(89)	118	254
Basic and diluted net income (loss) per share	$0.10	$(0.19)	$0.26	$0.55
Cash dividends per share	$-	$-	$-	$-

Quarters ended in 2011
Selected operations data:
Interest and dividend income	$3,228	$3,289	$3,104	$3,071
Net interest income	2,776	2,890	2,730	2,725
Provision for loan losses	800	3,800	800	800
Income (loss) before federal income taxes	(223)	(3,001)	(479)	130
Net income (loss)	(223)	(2,923)	(428)	1
Basic and diluted net income (loss) per share	$(0.49)	$(6.39)	$(0.93)	$-
Cash dividends per share	$-	$-	$-	$-

27. New Accounting Standards

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statement prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public entities was not permitted. Disclosure of the fair value levels of our financial assets and liabilities was added to Notes 3 and 23 upon adoption of this standard in the first quarter of 2012.

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

The FASB has issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassification out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in the ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. For public entities, the amendments in the ASU are effective prospectively for reporting periods beginning after December 15, 2012. The impact of adoption of the ASU by the Corporation is not expected to be material.

The FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transfer to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Codification Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transaction or modifications or existing transactions that occur on or after the effective date. Adoption of the ASU did not have any effect as the Corporation does not currently hold any such repurchase agreements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

1. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer, with the participation of management, carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation and the identification of a material weakness in the Corporation’s internal control over financial reporting in January 2012 (as described in detail below) the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls were not effective at December 31, 2012 to ensure that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

In light of the material weakness, in preparing the Corporation’s Consolidated Financial Statements included in this report, the Corporation performed a thorough review of the determination of completeness and accuracy of the allowance for loan losses and the provision for loan losses, as well as the timeliness of charge offs on impaired loans and review of other real estate owned to ensure that the Corporation’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP. The Corporation’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Corporation’s Consolidated Financial Statements included in this report fairly present in all material respects the Corporation’s financial condition, results of operations and cash flows for the periods presented in this report.

For complete information regarding management’s identification of a material weakness in January 2012, the determination that a material weakness existed at December 31, 2011, and management’s plan to remediate the material weakness, refer to Item 9A. Controls and Procedures of the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2011.

Management began to execute the remediation plans beginning in the first quarter of 2012 and believes that such actions have begun to strengthen the Corporation’s internal control over financial reporting and will, over time, continue to address the identified material weakness. Specifically, during 2012, management refined the Bank’s allowance for loan loss methodology to include a rolling 12 quarter net loss history using a sum of the digits weighting method to compute historical loss experience for each portfolio segment. Enhancements were also made to the process of assessing and determining appropriate qualitative factors applied in instances when estimated credit losses are expected to differ from calculated historical loss experience. Management also engaged an independent third-party to review the Bank’s June 30, 2012 allowance for loan loss methodology and calculation for regulatory conformance and to validate the accuracy of information used in the analysis. On a test basis, the third-party reviewed source documents and underlying assumptions to evaluate whether the methodology developed reasonable loss estimates. Based on the procedures performed, the independent third-party concluded that the Bank’s allowance methodology was in general compliance with regulatory guidance, in all material respects, and provided recommendations to enhance documentation supporting certain assumptions used in the calculation going forward. Management continues to implement the recommendations to further support assumptions used in the calculation, including those for qualitative factors and for the development and capture of Bank specific empirical data to further support loss allocation rates applied to special mention and substandard not impaired loans. Management is currently back-testing the allowance calculation to evaluate whether sufficient estimates of loss reserves would have been provided over the Bank’s recent history under the refined methodology. Upon completion of the back-testing analysis in early 2013 and assuming satisfactory results, management expects that adequate internal controls will have been designed, implemented, tested and sufficiently evaluated to assess whether the identified material weakness has been remediated. Because the control and the implementation of the related remedial actions are performed on a quarterly basis, management has required a longer period to evaluate the effectiveness of the control before ultimately concluding that the related material weakness has been remediated. The Corporation cannot provide any assurance that these remediation efforts will be successful or that the Corporation’s internal control over financial reporting will be effective as a result of these efforts.

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

2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2012, the Corporation’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.

During the fourth quarter ended December 31, 2012, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

This report by management over the Corporation's internal control over financial reporting was not subject to attestation by the Corporation's independent registered public accounting firm pursuant to applicable SEC rules.  As a result, no such attestation report has been included in this report.

/s/ Ronald L. Long	/s/ Mark J. Huber
Ronald L. Long	Mark J. Huber
President & Chief Executive Officer	Chief Financial Officer

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information set forth under the captions “Information About Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the Commission relating to the 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the captions “Executive Compensation” and “Director Compensation in our definitive proxy statement, to be filed with the Commission relating to the 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information set forth under the caption “Ownership of Common Stock” in the Corporation’s definitive proxy statement, to be filed with the Commission relating to the 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Item 13. Certain Relationships, Related Transactions and Director Independence.

The information set forth under the captions “Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the Commission relating to the 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Disclosure of Fees Paid to Our Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the Commission relating to the 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 1, 2013.

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

	Signature	Date

Philip C. Utter, Chairman of the Board	/s/ Philip C. Utter	April 1, 2013

Stanley B. Dickson, Jr., Vice Chairman of the Board	/s/ Stanley B. Dickson, Jr.	April 1, 2013

Ronald L. Long, Director	/s/ Ronald L. Long	April 1, 2013

Timothy H. Corrigan, Director	/s/ Timothy H. Corrigan	April 1, 2013

R. Michael Yost, Director	/s/ R. Michael Yost	April 1, 2013

EXHIBIT INDEX

The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

(3.7)	Amendment to the Articles of Incorporation of the Corporation, filed with the State of Michigan on June 4, 2012.

(23.1)	Consent of BDO USA, LLP

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

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

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 (“Form 10”)

(3.2)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Amendment to the Corporation’s Articles of Incorporation to Authorize the Issuance of Preferred Shares	Appendix A of Proxy Statement dated December 31, 2008

(3.4)	Amendment to the Corporation’s Articles of Incorporation to Increase Authorized Shares	Exhibit 3.4 to Form 10-K filed March 30, 2010

(3.5)	Amendment to the Corporation’s Articles of Incorporation to Effect a 1-for-7 Reverse Stock Split of the Corporation’s Outstanding Common Stock	Exhibit 3.1 to Form 8-K filed October 7, 2011

(3.6)	Certificate of Designation that Amended the Corporation’s Articles of Incorporation to Designate 10,000 Shares of Series A Junior Participating Preferred Stock	Exhibit 4.2 to Form 8-A, effective October 14, 2011 (“Form 8-A”)

(3.7)	Bylaws of the Corporation	Exhibit 3.2 of Form 10

(4.1)	Form of Corporation’s Stock Certificate	Exhibit 4 of Form 10

(4.2)	Tax Benefits Preservation Plan, dated As of October 14, 2011, between the Corporation and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Form 8-A

(4.3)	Form of Corporation’s Right Certificate	Exhibit B to Exhibit 4.1 to
Form 8-A
Material Contracts:

(10.1)	Howell Branch Lease Agreement	Exhibit 10.2 to Form 10

(10.2)	Corporation’s Long Term Incentive Plan*	Appendix II of Proxy Statement
dated March 17, 1998

(10.3)	Second Amended and Restated Compensation	Exhibit 10.2 to Form 8-K
	Plan for Nonemployee Directors*	dated October 16, 2008

(10.4)	FNBH Bancorp Inc. Employees’ Stock	Exhibit 10 to Form 10-K
	Purchase Plan as amended January 20, 2005*	dated March 7, 2006

(10.5)	Stipulation and Consent to the Issuance of a Consent Order, dated September 24, 2009	Exhibit 10.10 to Form 10-K filed March 30, 2010

(10.6)	Form of Subscription Agreement between FNBH Bancorp, Inc. and certain accredited investors	Exhibit 10.1 to Form 10-Q filed August 14, 2012

(21)	Subsidiaries of the Corporation	Exhibit 21 to Form 10-K filed March 30, 2010

*Represents a compensation plan

