Form 10-K/A
period 2012-12-31
FNBH BANCORP INC
filed 2013-04-30
CIK 943119

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 29, 2012, was $458,870.

The number of outstanding shares of common stock (no par value) as of April 1, 2013 was 445,115.

Documents Incorporated by Reference:

A portion of the Corporation's Form 10-K filed April 1, 2013 is incorporated by reference in Part III of this report.

EXPLANATORY NOTE

FNBH Bancorp, Inc. (the "Corporation") is filing this Amendment No. 1 to amend Items 10 through 14 of its Form 10-K filed on April 1, 2013 (the "Original Filing") for the purpose of including the information required by these Items due to the fact that the Corporation's definitive proxy statement for the 2013 annual meeting of shareholders will not be filed with the SEC pursuant to SEC Regulation 14A on or before April 30, 2013 and therefore will not be incorporated by reference. In connection with this Amendment No. 1, the Corporation is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Solely for this reason, the Corporation also has restated Part IV of the Original Filing in Part IV of this Amendment No. 1. Except as set forth in this Explanatory Note, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-K filed on April 1, 2013 and we have not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

2

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following information relating to the principal occupation or employment and the qualifications of our directors has been furnished to the Corporation by the respective directors and director nominees. Each of these persons has been engaged in the occupations stated below for more than five years, unless noted.

Name	Principal Occupation and Qualifications	Age	Director of Corporation Since (1)
	Director Whose Term Expires in 2013; Nominee for Election as Director for a Term Expiring in 2016
Timothy H. Corrigan	Vice President of Corrigan Oil Company in Brighton, Michigan. Mr. Corrigan was appointed to the Board of Directors of the Corporation in January 2011. Mr. Corrigan is a large shareholder of the Corporation. He is a highly successful businessman with insight and knowledge of the local economic market. Mr. Corrigan is an active and respected community leader.	49	2011
	Directors Whose Terms Expire in 2014
R. Michael Yost	CEO of the MPY Group, LLC, since 2008; Retired Managing Director, The Auto Club Group from 1981 to 2008. Mr. Yost is a long standing director, having served on the Board since 1997. He is a large shareholder of the Corporation and is concerned with shareholder value. Mr. Yost is a successful local businessman and a respected, active community leader.	64	1997
Philip C. Utter (2)	President of Specialty Contract Carriers, Inc., a trucking company, since 1988; President of Specialty Contract Brokerage, Inc., a freight brokerage company, since 1995; and a member of Hall and Utter Associates, LLC, a condominium development company, since 1997. Mr. Utter was appointed to the Board of Directors of the Corporation in November 2009 and appointed as Chairman of the Corporation's Board of Directors in October 2010. He is a large shareholder of the Corporation and is concerned with shareholder value. He is a successful local businessman and respected community leader.	54	2009
	Directors Whose Terms Expire in 2015
Stanley B. Dickson, Jr. (3)	Attorney & Certified Public Accountant (CPA) with Dickson & Associates PC since 1980. The Board of Directors appointed Mr. Dickson as a director of the Bank in 2009 and as a director of the Corporation effective March 25, 2010. Mr. Dickson was appointed Vice Chairman of the Corporation's Board of Directors in January 2011. Mr. Dickson is currently the largest beneficial owner of the Corporation's stock and is concerned with shareholder value.	60	2010
Ronald L. Long	President & CEO of the Corporation and the Bank; President of Independent Bank East Michigan from 1993 through September 2007; and SVP-Business Development, Independent Bank, from October 2007 through January 2008. He is a large shareholder of the Corporation and is concerned with shareholder value. Mr. Long is a local resident of the Corporation's market area and he is active in community affairs.	54	2008

(1)	All persons who are directors of the Corporation are also directors of the Corporation's subsidiary bank, First National Bank in Howell (the "Bank").
(2)	Chairman of the Board of Directors of the Corporation and the Bank.
(3)	Vice Chairman of the Board of Directors of the Corporation and the Bank.

Executive Officers

The information regarding executive officers called for by this Item is contained in Part I of the Original Filing and is incorporated here by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Securities Exchange Act of 1934, the Corporation's directors and executive officers, as well as any person holding more than 10% of its common stock, are required to report initial statements of ownership of the Corporation's securities and changes in such ownership to the Securities and Exchange Commission. To our knowledge, and based solely upon our review of all required reports furnished to us, all reports required to be filed in 2012 were timely filed.

Code of Ethics for CEO and Senior Financial Officers

The Board has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which includes the principal executive officer, principal financial officer and controller. This Code is posted on our website and can be obtained free of charge through the Corporation's Corporate Secretary at 101 East Grand River, Howell, Michigan 48843. Any changes to or waivers of this Code of Ethics will be disclosed on our website.

Audit Committee Financial Expert

The Audit Committee of the Corporation's Board of Directors does not currently have any member that qualifies as an "audit committee financial expert" under SEC rules. A former director qualified as an "audit committee financial expert," but since his resignation in 2009, no person who meets such qualifications has been nominated or appointed to the Board.

Shareholder Nominations for Board

The Restated Articles of Incorporation of the Corporation contain certain procedural requirements applicable to shareholder nominations of directors. In general, shareholders may nominate a person to serve as a director if the shareholder provides written notice to the Corporation not later than 30 days prior to the first anniversary date of the preceding year's Annual Meeting. The notice must include (1) the name and address of the shareholder who intends to make the nomination and of the person or persons nominated, (2) a representation that the shareholder is a current record holder and will continue to hold those shares through the date of the meeting and intends to appear in person or by proxy at the meeting, (3) a description of all arrangements between the shareholder and each nominee, (4) the information regarding each nominee as would be required to be included in a proxy statement filed under Regulation 14A of the Securities Exchange Act of 1934 had the nominee been nominated by the Board of Directors, and (5) the consent of each nominee to serve as director. No changes to these procedural requirements were made in 2012.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation earned by the Corporation's Chief Executive Officer, SVP and Senior Lender, and SVP and Chief Credit Officer (our "Named Executive Officers") for the year ended December 31, 2012.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Ronald L. Long President & CEO	2012 2011 2010	256,500 256,500 257,625	--- --- ---	--- --- ---	--- --- ---	--- --- ---	256,500 256,500 257,625

Gerald L. Moyer SVP & Senior Lender	2012 2011 2010	123,500 124,050 124,041	--- --- ---	--- --- ---	--- --- ---	--- --- ---	123,500 124,050 124,041

Daniel Wollschlager SVP & Chief Credit Officer (1)	2012 2011	150,000 26,730	--- ---	--- ---	--- ---	--- ---	150,000 26,730

(1)	Mr. Wollschlager was hired as SVP and Chief Credit Officer on October 27, 2011.

Outstanding Equity Awards

None of our Named Executive Officers held any outstanding equity awards as of December 31, 2012.

Retirement Plans

Other than the Bank's standard 401(k) plan, neither the Corporation nor the Bank maintains any retirement or other plan providing for retirement benefits for any of our Named Executive Officers. In 2012, no matching contributions were made to the 401(k) accounts of any of the Named Executive Officers.

Director Compensation

The following table sets forth certain information regarding the compensation earned by each nonemployee director who served on the Board of Directors of the Corporation and the Bank in 2012. Directors who are Corporation employees are not compensated for their service as directors.

Name	Fees Earned

Stanley B. Dickson, Jr.	$7,750
Barbara Draper (1)	5,525
Philip C. Utter	17,688
R. Michael Yost	16,500
Timothy H. Corrigan	13,250
Total	$60,713

(1)	Ms. Draper resigned from the Boards of the Corporation and the Bank effective March 28, 2012.

In 2012, our directors, who serve as directors of both the Corporation and the Bank, were paid a portion of an annual retainer of $8,100, payable monthly, through September 2012. In addition, each director was paid $250 for each regularly scheduled Board committee meeting attended through September 2012. Thereafter, no retainer or committee meeting fees were paid to directors due to the financial condition of the Corporation. No fees were paid to directors who are also employees of the Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 1, 2013, as to any person who is known to the Corporation to be the beneficial owner of more than five percent (5%) of the Corporation's common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Moross Limited Partnership (1)	51,743	11.37%
15621 Windmill Pointe Drive
Grosse Pointe Park, MI 48230

(1)	Based on information provided by Mr. Stanley Dickson, Jr., a director of the Corporation and the Bank. Moross Limited Partnership is a Michigan limited partnership comprised of its general partner, Pacesetter Management, Inc., and a limited partner, Moross Trust. Mr. Dickson is the President of Pacesetter Management, Inc.

(2)	Based on a total of 455,115 shares of common stock outstanding as of April 1, 2013.

The following table sets forth certain information as of April 1, 2013, as to the common stock of the Corporation owned beneficially by each director, each Named Executive Officer, and all directors and executive officers of the Corporation as a group.

		Number of		Percent of
Name of Beneficial Owner	Title	Shares (1)		Class (2)
Ronald L. Long	CEO & President, Director	1,794		*
Gerald L. Moyer	SVP Commercial Loans	-		N/A
Mark J. Huber	SVP & CFO	-		N/A
Daniel Wollschlager	SVP & Chief Credit Officer	-		N/A
Stanley B. Dickson, Jr.	Director	51,743	(3)	11.37%
Philip C. Utter	Director	6,815	(4)	1.50%
R. Michael Yost	Director	1,801	(5)	*
Timothy H. Corrigan	Director	1,812		*
All Executive Officers and Directors as a Group (8 persons)		63,965		14.05%

*Represents less than one percent

(1)	This information is based upon the Corporation's records as of April 1, 2013, and information supplied by the persons listed above. The number of shares stated in this column includes shares owned of record by the shareholder and shares which, under federal securities regulations, are deemed to be beneficially owned by the shareholder. Unless otherwise indicated below, the persons named in the table have sole voting and sole investment power or shared voting and investment power with their respective spouses, with respect to all shares beneficially owned.
(2)	Based on a total of 455,115 shares of Common Stock outstanding as of April 1, 2013.
(3)	Shares owned by Moross Limited Partnership. Mr. Dickson is the President of Pacesetter Management, Inc., the general partner of Moross Limited Partnership.
(4)	Excludes 286 shares owned by spouse.
(5)	Includes 8 shares held jointly with child.

Potential Change in Control

Mr. Stanley Dickson, a director of the Corporation and the Bank, has subscribed to purchase shares of our common stock in the private placement being conducted by the Corporation. If and when such private placement is completed, Mr. Dickson would become the beneficial owner of approximately 20% of the Corporation's common stock, including the common stock he is already deemed to beneficially own through Moross Limited Partnership. (As noted in footnote 1 to the first beneficial ownership table in this Item 12, Mr. Dickson is the President of Pacesetter Management, Inc., the general partner of Moross Limited Partnership.) In addition, if and when the private placement is completed, the Corporation currently expects that persons related to Mr. Dickson (including immediate family members and their related interests) would own approximately 4% of the Corporation's common stock.

Equity Compensation Plans

The following table presents information regarding the Corporation's equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted – average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	0	0	2,293 (1)
Equity compensation plans not approved by shareholders	None	None	None

(1) Available under the Compensation Plan for Nonemployee Directors

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Related Party Transactions

Certain directors and officers of the Corporation have had, and are expected to have in the future, transactions with the Bank, or have been directors or officers of corporations or members of partnerships which have had, and are expected to have in the future, transactions with the Bank. All such transactions with officers and directors, either directly or indirectly, have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and these transactions do not involve more than the normal risk of collectability or present other unfavorable features. All such future related party transactions will be made in the ordinary course of business, on terms no less favorable to the Corporation or the Bank than with other customers. Loans with related parties are subject to approval by a majority of the Corporation's independent, outside, disinterested directors. The Corporation applied this policy regarding related party transactions to all of the transactions described above.

Certain of our directors have subscribed to purchase our subordinated debentures and shares of our common stock in the private placement being conducted by the Corporation. The investment subscription from three of our directors exceeds the $120,000 threshold established by SEC rules. Mr. Timothy Corrigan, Mr. Stanley Dickson, and Mr. Philip Utter have subscribed to invest approximately $472,000, $5.0 million, and $293,000, respectively. In addition, Mr. Dickson's brother has subscribed to invest approximately $1.0 million in the private placement. Completion of the private placement is subject to a number of conditions precedent; as a result, there is no assurance as to when or whether this private placement will be completed.

Determination of Independence of Board Members

As noted in the table set forth in Item 10 above, the Corporation's directors during 2012 were Timothy H. Corrigan, R. Michael Yost, Philip C. Utter, Stanley B. Dickson, Jr., and Ronald L. Long. In addition, Barbara M. Draper served as a director until her resignation from the Board on March 28, 2012.

The Corporation's common stock is not listed on Nasdaq or any other national securities exchange. Nevertheless, the Board has determined that each person who served as a director during 2012, other than Ronald L. Long (current CEO), qualifies as an "Independent Director," as such term is defined in Nasdaq Marketplace Rule 5605(a)(2). The Board has also determined that each member of the three committees of the Board meets the independence requirements applicable to those committees as prescribed by the Nasdaq listing requirements, and, as to the audit committee, under the applicable rules of the Securities and Exchange Commission (SEC). Also, there are no family relationships between or among the directors, nominees or executive officers of the Corporation.

Item 14. Principal Accountant Fees and Services.

The following sets forth the fees billed to the Corporation for the fiscal years ended December 31, 2012 and December 31, 2011 by BDO USA, LLP, the Corporation's principal accounting firm:

	2012	2011

BDO USA, LLP
Audit Fees	$200,540	$181,774
Audit Related	-	-
Tax Fees (1)	18,370	22,946
Other	-	-
Total	$218,910	$204,720

(1)	Consists primarily of tax consulting and tax return preparation.

The audit committee has established a pre-approval policy for audit, audit related, and tax services that can be performed by the Corporation's independent registered public accounting firm. Under this pre-approval policy, the audit committee is required to approve, in advance of the services being rendered, any audit, audit related or tax services to be provided by the Corporation's then independent registered public accounting firm. Subject to certain limitations, the authority to grant pre-approvals may be delegated to one or more members of the audit committee. All fees paid to BDO USA, LLP for services performed in 2012 and 2011 were approved pursuant to such pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report on Form 10-K.

1. Financial Statements

The financial statements are set forth under Item 8 of the Original Filing.

2. Financial Statement Schedules

Not applicable.

3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located on the final page of this Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 30, 2013.

FNBH BANCORP, INC.

/s/ Ronald L. Long	Ronald L. Long, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark J. Huber	Mark J. Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit Number

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant.

Exhibit
Number		Original Filing Form and Date

(3.1)	Restated Articles of Incorporation of the Registrant	Exhibit 3.1 of Form 10, effective June 30, 1995 ("Form 10")

(3.2)	Amendment to the Corporation's Articles of Incorporation to Increase Authorized Shares	Appendix I of Proxy Statement dated March 17, 1998

(3.3)	Amendment to the Corporation's Articles of Incorporation to Authorize the Issuance of Preferred Shares	Appendix A of Proxy Statement dated December 31, 2008

(3.4)	Amendment to the Corporation's Articles of Incorporation to Increase Authorized Shares	Exhibit 3.4 to Form 10-K filed March 30, 2010

(3.5)	Amendment to the Corporation's Articles of Incorporation to Effect a 1-for-7 Reverse Stock Split of the Corporation's Outstanding Common Stock	Exhibit 3.1 to Form 8-K filed October 7, 2011

(3.6)	Certificate of Designation that Amended the Corporation's Articles of Incorporation to Designate 10,000 Shares of Series A Junior Participating Preferred Stock	Exhibit 4.2 to Form 8-A, effective October 14, 2011 ("Form 8-A")

(3.7)	Amendment to the Articles of Incorporation of the Corporation, filed with the State of Michigan on June 4, 2012.	Exhibit 3.7 to Form 10-K filed April 1, 2013.

(23.1)	Consent of BDO USA, LLP	Exhibit 23.1 to Form 10-K filed April 1, 2013.

(24)	Power of Attorney	Included on Signature Page of Form 10-K filed April 1, 2013.

101.INS	Instance Document	Exhibit 101.INS to Form 10-K filed April 1, 2013.

101.SCH	XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH to Form 10-K filed April 1, 2013.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Exhibit 101.CAL to Form 10-K filed April 1, 2013.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Exhibit 101.DEF to Form 10-K filed April 1, 2013.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Exhibit 101.LAB to Form 10-K filed April 1, 2013.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Exhibit 101.PRE to Form 10-K filed April 1, 2013.

