Form 10-Q
period 2013-03-31
FNBH BANCORP INC
filed 2013-05-15
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 455,115.

Shares of the Corporation’s Common Stock (no par value) were outstanding as of May 15, 2013.

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood, timing, and terms of our ability to recapitalize; descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our subsidiary bank’s ability to achieve or maintain certain regulatory capital standards; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2013; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to successfully raise new capital and/or our ability to implement our capital restoration and recovery plan;
•	our ability to continue as a going concern in light of the uncertainty regarding the extent and timing of possible future regulatory enforcement action against our subsidiary bank;
•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
•	our ability to comply with the various requirements imposed by the regulatory Consent Order against our bank;
•	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
•	the ability of our bank to attain and maintain certain regulatory capital standards;
•	limitations on our ability to access and rely on wholesale funding sources;
•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and
•	implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risk our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
	(in thousands, except share amounts)
Assets
Cash and due from banks	$36,298	$41,824
Short term investments	197	197
Total cash and cash equivalents	36,495	42,021

Investment securities:
Investment securities available for sale, at fair value	84,553	72,586
FHLBI and FRB stock, at cost	779	779
Total investment securities	85,332	73,365

Loans held for investment:
Commercial	143,781	152,152
Consumer	14,614	14,582
Real estate mortgage	13,154	13,457
Total loans held for investment	171,549	180,191
Less allowance for loan losses	(9,553)	(11,769)
Net loans held for investment	161,996	168,422
Premises and equipment, net	7,146	7,211
Other real estate owned, held for sale	2,382	3,427
Accrued interest and other assets	2,032	2,425
Total assets	$295,383	$296,871

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$86,581	$95,779
NOW	31,153	29,501
Savings and money market	84,281	79,566
Time deposits	80,119	81,716
Brokered certificates of deposit	1,120	1,120
Total deposits	283,254	287,682
Other borrowings	163	148
Accrued interest, taxes, and other liabilities	2,025	1,672
Total liabilities	285,442	289,502

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 11,000,000 shares at March 31, 2013 and December 31, 2012; 455,115 shares issued and outstanding at March 31, 2013 and 454,327 shares issued and outstanding at December 31, 2012.	7,321	7,202
Retained earnings (deficit)	1,994	(496)
Deferred directors' compensation	342	461
Accumulated other comprehensive income	284	202
Total shareholders' equity	9,941	7,369
Total liabilities and shareholders' equity	$295,383	$296,871

See notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,466	$2,687
Interest and dividends on investment securities:
Agency securities and CMOs	262	207
Obligations of states and political subdivisions	11	13
Other securities	6	6
Interest on short term investments	1	-
Total interst and dividend income	2,746	2,913
Interest expense	235	308
Net interest income	2,511	2,605
Provision for loan losses	(2,250)	450
Net interest income after provison for loan losses	4,761	2,155
Noninterest income:
Service charges and other fee income	655	693
Trust income	42	46
Other	63	-
Total noninterest income	760	739
Noninterest expense:
Salaries and employee benefits	1,476	1,242
Net occupancy expense	250	231
Equipment expense	80	93
Professional and service fees	395	391
Loan collection and foreclosed property expenses	83	119
Computer service fees	114	113
Computer software amortization expense	8	57
FDIC assessment fees	256	251
Insurance	131	146
Printing and supplies	43	34
Director fees	-	20
Net loss on sale/writedown of OREO and repossessions	44	6
Other	193	145
Total noninterest expense	3,073	2,848
Income before federal income taxes	2,448	46
Federal income tax benefit	(42)	-
Net income	$2,490	$46

Per share statistics:
Basic and diluted EPS	$5.44	$0.10
Basic and diluted average shares outstanding	457,435	464,318

See accompanying notes to interim consolidated financial statements (unaudited).

2

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income	$2,490	$46
Other comprehensive income
Net change in unrealized gain (loss) on securities available for sale	82	(35)
Comprehensive income	$2,572	$11

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2012	$7,082	$(825)	$577	$(224)	$6,610
Earned portion of long term incentive plan	1				1
Issued 774 shares for deferred directors' fees	116		(116)		-
Net income		46			46
Other comprehensive loss				(35)	(35)
Balances at March 31, 2012	7,199	(779)	461	(259)	6,622

Balances at January 1, 2013	7,202	(496)	461	202	7,369
Issued 788 shares for deferred directors' fees	119		(119)		-
Net income		2,490			2,490
Other comprehensive income				82	82
Balances at March 31, 2013	$7,321	$1,994	$342	$284	$9,941

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$2,490	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,250)	450
Depreciation and amortization	102	159
Deferred income tax benefit	(42)	-
Net amortization on investment securities	323	119
Earned portion of long term incentive plan	-	1
Net loss on sale/writedown of OREO and repossessions	44	5
Decrease in accrued interest income and other assets	390	266
Decrease in accrued interest, taxes, and other liabilities	353	(33)
Net cash provided by operating activities	1,410	1,013
Cash flows from investing activities
Purchases of available for sale securities	(20,684)	(25,289)
Proceeds from maturities and calls of available for sale securities	3,000	5,657
Proceeds from mortgage-backed securities paydowns - available for sale	5,518	1,644
Proceeds from sale of OREO and repossessions	1,001	151
Net decrease in loans	8,677	3,262
Capital expenditures	(35)	(29)
Net cash used in investing activities	(2,523)	(14,604)
Cash flows from financing activites:
Net decrease in deposits	(4,428)	(6,182)
Proceeds from other borrowings	15	20
Net cash used in financing activities	(4,413)	(6,162)
Net change in cash and cash equivalents	(5,526)	(19,753)
Cash and cash equivalents at beginning of year	42,021	50,217
Cash and cash equivalents at end of period	$36,495	$30,464

Supplemental disclosures:
Interest paid	$241	$327
Loans transferred to other real estate owned	-	383
Loans charged off	75	1,568

See accompanying notes to interim consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2012 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

2. Financial Condition and Management’s Plan

In light of the Bank’s significant prior year losses, insufficient capital position at March 31, 2013 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes it is reasonable that further regulatory enforcement action may occur if the capital raise described below is not completed and the Corporation is unable to effect another recapitalization within the relatively near future. Until such time as the Consent Order is either modified or lifted, management continues to pursue initiatives identified in its recovery plan to achieve full compliance with all requirements of the Consent Order in order to mitigate the impact of the regulatory challenges. In addition, execution of the recovery plan includes implementation of measures necessary to position the Bank to overcome current economic challenges. Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2012 Annual Report within the Corporation’s Form 10-K filing.

Although management’s recovery plan is intended to restore the Bank’s regulatory standing and return the Bank to core profitability, there is uncertainty as to the plan’s ultimate effectiveness, the Bank’s ability to meet existing regulatory requirements, the ability of management to achieve the objectives of the recovery plan and the potential impact of future regulatory action against the Bank, which raises substantial doubt about the Corporation’s ability to continue as a going concern. The ability of the Corporation to continue as a going concern is dependent upon many factors, including regulatory action, the ability to complete the pending capital raise or some other recapitalization of the Corporation and the Bank, and the ability of management to achieve the other objectives in its recovery plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As part of the recovery plan that was initiated in late 2008, management and the Board of Directors have been aggressively pursuing all available alternatives to improve the Bank’s capital ratios, including raising capital, reducing assets, and cutting expenses. The recovery plan was designed to improve the Bank’s financial health by completing a significant recapitalization, aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes. The most important objective of the recovery plan is to restore the Bank’s capital to a level sufficient to comply with the capital directive in the Consent Order and provide sufficient capital resources and liquidity to meet commitments and business needs. To date, the Bank has not raised the capital necessary to satisfy requirements of the Consent Order.

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

The closing of the Capital Raise is subject to material conditions, including a requirement to obtain the approval of the Federal Reserve to the Corporation's issuance of the subordinated debentures, a condition regarding the existence and/or terms of any formal regulatory enforcement action against the Bank, and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company.  The satisfaction (or, in some cases, waiver) of these conditions is largely out of the control of the Corporation.  If the conditions to the closing of the Capital Raise are not satisfied or waived, the closing will not occur.  As of the date of this Quarterly Report, the Corporation believes it may be necessary to make certain changes to the Capital Raise in order to obtain the approval of the Federal Reserve to the Corporation's issuance of the subordinated debentures in the Capital Raise. The Corporation is currently evaluating its alternatives for completing the Capital Raise or some other recapitalization of the Corporation. The Corporation is hopeful that its ongoing efforts to complete a recapitalization of the Corporation in the near future will be successful.  However, the Corporation cannot give any assurances that it will be successful in closing the Capital Raise or, if it is unable to close the Capital Raise, that it will be successful in completing some other recapitalization of the Corporation on a timely basis, or at all. Therefore, a reader of this Quarterly Report should not make a decision regarding whether to invest in the Corporation based on an assumption that the Capital Raise or some other recapitalization of the Corporation will close.

Even if the Corporation is successful in raising new capital, there is no assurance that it will be able to raise an amount of capital sufficient for the Bank to meet the minimum capital ratios required by the Consent Order.    In addition, even if the Bank is able to meet the minimum capital ratios following the closing of a recapitalization of the Corporation, it is possible that further losses at the Bank could cause its capital to once again fall below such minimum ratios.  In any event, even if the Corporation closes a recapitalization of sufficient size to bring the Bank into compliance with the minimum capital ratios of the Consent Order, the Corporation currently expects that the Bank will continue to be subject to the Consent Order or some other regulatory enforcement action for some period following the closing of a recapitalization while the Bank works to comply with the other provisions of the Consent Order and demonstrate a period of performance with the requirements of the Consent Order.

There can be no assurance that the efforts of the Corporation to raise new capital, management's recovery plan, or related efforts will improve the Bank's financial condition; further deterioration of the Bank's capital position is possible.  The current economic environment in southeast Michigan and local real estate market conditions, while improving, will continue to present challenges to the Bank's financial performance.  Any further declines in the Bank’s capital levels may likely result in more regulatory oversight or enforcement action by either the Office of the Comptroller of the Currency (the “OCC”), as the Bank’s primary regulator, or the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits. See also the “Capital” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q.

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2013
Obligations of state and political subdivisions	$1,799	$36	$-	$1,835
Mortgage-backed/CMO	82,275	379	(187)	82,467
Preferred stock(1)	49	202	-	251
Total available for sale	$84,123	$617	$(187)	$84,553

December 31, 2012
Obligations of state and political subdivisions	$1,534	$46	$-	$1,580
U.S. agency	3,000	7	-	3,007
Mortgage-backed/CMO	67,697	349	(184)	67,862
Preferred stock(1)	49	88	-	137
Total available for sale	$72,280	$490	$(184)	$72,586

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

At March 31, 2013, the Corporation had two mortgage-backed securities which have been impaired for more than twelve months. At December 31, 2012, there was one non-agency mortgage-backed security which has been impaired for more than twelve months.

A summary of the par value, book value, carrying value (fair value) and unrealized loss for the non-agency mortgage-backed security is presented below:

	March 31, 2013		December 31, 2012
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)

Par value	$2,239	100.00%	$2,387	100.00%
Book value	1,949	88.91%	2,097	87.82%
Carrying value	1,943	88.61%	2,018	84.51%
Unrealized loss	6	0.27%	79	3.31%

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

	March 31, 2013	December 31, 2012
Weighted average remaining credit score (based on original FICO)	738	738
Primary location of underlying loans:
California	72%	72%
Florida	4%	4%
Other	24%	24%
Delinquency status of underlying loans:
Past due 30-59 days	3.82%	2.70%
Past due 60-89 days	1.89%	2.62%
Past due 90 days or more	7.82%	8.03%
In process of foreclosure	4.16%	3.58%
Held as other real estate owned	0.45%	0.75%

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

	March 31, 2013	December 31, 2012

Voluntary repayment rate (CRR)	11.90%	10.14%
Default rates:
Within next 24 months	7.56%	6.87%
Decreasing to (by month 37)	3.70%	3.15%
Decreasing to (by month 215)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	48.48%	50.70%
Per annum decrease in loss rate (Years 2 - 11)	3.00%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	6.00%	7.00%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.03%	0.02%

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

At March 31, 2013, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At March 31, 2013 and December 31, 2012, the unrealized (non-credit) loss on the security was determined to be approximately $6,000 and $79,000, respectively, using the valuation methodology and applicable inputs and assumptions described above.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	Value	losses	Value	losses	Value
	(in thousands)
March 31, 2013
Mortgage-backed/CMO	$(178)	$29,001	$(9)	$3,473	$(187)	$32,474

December 31, 2012
Mortgage-backed/CMO	$(105)	$13,448	$(79)	$2,018	$(184)	$15,466

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	765	765	500	501
Maturing after five years but within ten years	506	522	3,305	3,323
Maturing after ten years	577	799	778	900
	$1,848	$2,086	$4,583	$4,724
Mortgage-backed/CMO securities	82,275	82,467	67,697	67,862
Totals	$84,123	$84,553	$72,280	$72,586

Proceeds from at-par calls on securities totaled $3.0 million and $5.7 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $80.3 million at March 31, 2013 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $35.2 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2012, the amortized cost of pledged investment securities totaled $69.1 million of which $25.4 million of securities pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at March 31, 2013 and December 31, 2012. The Bank’s investment in FRB stock, which totaled $44,000 at March 31, 2013 and December 31, 2012, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Loans

The recorded investment in portfolio loans consists of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Commercial	$15,670	$16,112
Commercial real estate:
Construction, land development, and other land	8,139	8,741
Owner occupied	51,146	51,202
Nonowner occupied	62,586	69,415
Consumer real estate:
Commercial purpose	6,431	6,911
Mortgage - Residential	14,248	14,604
Home equity and home equity lines of credit	8,395	8,307
Consumer and Other	5,147	5,103
Subtotal	171,762	180,395
Unearned income	(213)	(204)
Total Loans	$171,549	$180,191

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $132,000 at March 31, 2013 and $116,000 at December 31, 2012, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.1 million at March 31, 2012 and $4.3 million at December 31, 2012.

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

The following presents the activity in the allowance for loan losses by portfolio segment:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
March 31, 2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	-	(24)	(7)	(44)	(75)
Recoveries	17	5	63	24	109
Provision	(33)	(1,797)	(445)	25	(2,250)
Ending balance	$892	$6,866	$1,647	$148	$9,553

March 31, 2012
Allowance for loan losses:
Beginning balance	$636	$9,113	$2,680	$261	$12,690
Charge offs	(216)	(1,106)	(217)	(29)	(1,568)
Recoveries	27	366	13	24	430
Provision	117	187	169	(23)	450
Ending balance	$564	$8,560	$2,645	$233	$12,002

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$163	$1,179	$222	$-	$1,564
Collectively evaluated for impairment	729	5,687	1,425	148	7,989
Total allowance for loan losses	$892	$6,866	$1,647	$148	$9,553

Recorded investment in loans:
Individually evaluated for impairment	$715	$19,493	$2,366	$-	$22,574
Collectively evaluated for impairment	14,955	102,378	26,708	5,147	149,188
Total recorded investment in loans	$15,670	$121,871	$29,074	$5,147	$171,762

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$49	$1,245	$377	$-	$1,671
Collectively evaluated for impairment	859	7,437	1,659	143	10,098
Total allowance for loan losses	$908	$8,682	$2,036	$143	$11,769

Recorded investment in loans:
Individually evaluated for impairment	$710	$19,853	$2,380	$-	$22,943
Collectively evaluated for impairment	15,402	109,505	27,442	5,103	157,452
Total recorded investment in loans	$16,112	$129,358	$29,822	$5,103	$180,395

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not
	Rated	1	2	3	4	5	6	7	Total	Nonperforming
	(in thousands)
March 31, 2013
Commercial	$132	$419	$29	$3,112	$5,597	$4,720	$961	$700	$15,670	$323
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,731	3,756	-	2,652	8,139	2,414
Ownner occupied	40	-	-	1,611	19,998	21,516	3,162	4,819	51,146	2,793
Nonowner occupied	-	-	437	1,396	17,570	28,145	9,742	5,296	62,586	2,220
Consumer real estate:
Commercial Purpose	-	-	-	65	847	3,450	763	1,306	6,431	955
Mortgage - Residential	10,975	-	-	-	-	151	530	2,592	14,248	1,387
Home equity and home equity lines of credit	7,822	-	-	-	-	74	-	499	8,395	439
Consumer and Other	4,963	-	-	-	5	54	-	125	5,147	118
Total	$23,932	$419	$466	$6,184	$45,748	$61,866	$15,158	$17,989	$171,762	$10,649

December 31, 2012
Commercial	$391	$430	$-	$2,356	$5,881	$5,360	$1,000	$694	$16,112	$264
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,431	4,006	136	3,168	8,741	2,391
Owner occupied	42	-	-	1,671	18,963	21,619	3,594	5,313	51,202	3,040
Nonowner occupied	-	-	451	1,404	17,057	30,847	11,307	8,349	69,415	3,632
Consumer real estate:
Commercial Purpose	-	-	-	297	948	3,594	758	1,314	6,911	1,158
Mortgage - Residential	11,232	-	-	-	-	-	-	3,372	14,604	2,019
Home equity and home equity lines of credit	7,760	-	-	-	-	-	-	547	8,307	411
Consumer and Other	4,948	-	-	-	6	5	-	144	5,103	125
Total	$24,373	$430	$451	$5,728	$44,286	$65,431	$16,795	$22,901	$180,395	$13,040

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
March 31, 2013
Commercial	$-	$76	$46	$122	$15,548	$15,670	$-
Commercial real estate:
Construction, land development, and other land	1,474	133	30	1,637	6,502	8,139	-
Owner occupied	69	8	1,190	1,267	49,879	51,146	-
Nonowner occupied	-	-	75	75	62,511	62,586	-
Consumer real estate:
Commercial purpose	238	-	273	511	5,920	6,431	-
Mortgage - Residential	915	-	20	935	13,313	14,248	-
Home equity and home equity lines of credit	457	156	39	652	7,743	8,395	-
Consumer and Other	85	6	28	119	5,028	5,147	-
Total	$3,238	$379	$1,701	$5,318	$166,444	$171,762	$-

December 31, 2012
Commercial	$136	$6	$51	$193	$15,919	$16,112	$-
Commercial real estate:
Construction, land development, and other land	1,609	-	30	1,639	7,102	8,741	-
Owner occupied	142	32	1,837	2,011	49,191	51,202	-
Nonowner occupied	-	-	558	558	68,857	69,415	-
Consumer real estate:
Commercial purpose	133	-	558	691	6,220	6,911	201
Mortgage - Residential	1,109	753	21	1,883	12,721	14,604	-
Home equity and home equity lines of credit	302	76	-	378	7,929	8,307	-
Consumer and Other	71	24	32	127	4,976	5,103	-
Total	$3,502	$891	$3,087	$7,480	$172,915	$180,395	$201

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	March 31,	December 31,
	2013	2012
	(in thousands)
Commercial	$323	$264
Commercial real estate:
Construction, land development, and other land	2,414	2,391
Owner occupied	2,793	3,040
Nonowner occupied	2,220	3,632
Consumer real estate:
Commercial purpose	955	957
Mortgage - Residential	1,387	2,019
Home equity and home equity lines of credit	439	411
Consumer and Other	118	125
Total	$10,649	$12,839

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$185	$186	$163	$463	$543	$49
Commercial real estate:
Construction, land development, and other land	1,181	1,367	210	1,211	1,396	166
Owner occupied	4,247	4,888	212	5,473	6,045	498
Nonowner occupied	6,697	7,061	757	5,764	6,962	581
Consumer real estate:			222
Commercial purpose	1,133	1,452	-	1,698	2,018	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	13,443	14,954	1,564	14,609	16,964	1,671

With no related allowance recorded:
Commercial	577	1,136	-	246	724	-
Commercial real estate:
Construction, land development, and other land	2,424	4,774	-	2,391	4,730	-
Owner occupied	3,113	4,317	-	2,084	3,914	-
Nonowner occupied	1,831	2,491	-	2,930	3,616	-
Consumer real estate:
Commercial purpose	1,234	1,827	-	683	1,150	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	9,179	14,545	-	8,334	14,134	-

Total:
Commercial	762	1,322	163	710	1,267	49
Commercial real estate:
Construction, land development, and other land	3,605	6,141	210	3,602	6,126	166
Owner occupied	7,360	9,205	212	7,557	9,959	498
Nonowner occupied	8,528	9,552	222	8,694	10,578	581
Consumer real estate:
Commercial purpose	2,367	3,279	-	2,380	3,168	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$22,622	$29,499	$1,564	$22,943	$31,098	$1,671

The following presents information pertaining to the recorded investment in impaired loans for the three months ended as follows:

	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Outstanding	Income	Outstanding	Income
	Balance	Recognized	Balance	Recognized
	(in thousands)
Commercial	$774	$4	$918	$6
Commercial real estate:
Construction, land development, and other land	3,625	20	6,220	5
Owner occupied	7,456	80	6,620	20
Nonowner occupied	8,169	78	9,007	33
Consumer real estate:		22
Commercial purpose	2,415	-	2,915	3
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$22,439	$204	$25,680	$67

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	March 31, 2013			December 31, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$439	$154	$593	$446	$264	$710
Commercial real estate:
Construction, land development, and other land	1,191	2,251	3,442	1,211	2,271	3,482
Owner occupied	4,388	2,310	7,559	4,335	2,029	6,364
Nonowner occupied	6,428	2,040	8,468	5,063	3,447	8,510
Consumer real estate:
Commercial purpose	1,410	725	2,135	1,424	596	2,020
Mortgage - Residential	1,163	774	1,937	738	1,232	1,970
Home equity and home equity lines of credit	61	275	336	62	284	346
Consumer and Other	8	40	98	9	96	105
Total	$15,088	$8,619	$23,707	$13,288	$10,219	$23,507

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months			Loans Restructured in the Three Months
	Ended March 31, 2013			Ended March 31, 2012
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	1	390	390	-	-	-
Nonowner occupied	-	-	-	2	611	611
Consumer real estate:
Commercial purpose	1	114	144	-	207	207
Mortgage - Residential	-	-	-	1	53	53
Home equity and home equity lines of credit	-	-	-	1	-	-
Consumer and Other	-	-	-	-	-	-
Total	2	$504	$504	4	$871	$871

During the three months ended March 31, 2013 and 2012, the Corporation had four and two TDR loans with a recorded investment of $1.8 million and $1.2 million, respectively that defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
(dollars in thousands)
Three months ended March 31, 2013
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	1	390
Nonowner occupied	-	-	-	-	-	-
Consumer real estate:
Commercial purpose	-	-	1	114	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	1	$114	1	$390
Three months ended March 31, 2012
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	1	143	-	-	1	468
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	1	207	-	-	-	-
Home equity and home equity lines of credit	1	53	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	3	$403	-	$-	1	$468

During the three months ended March 31, 2013 and 2012, non-market interest rate restructurings included pre-modification recorded investment of $0 and $196,000 respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates. Because these performing loans were graded substandard and the modified rates were not market rates for similar loans, these renewals are considered troubled debt restructurings.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2013
Obligations of state and political subdivisions	$1,835	$-	$1,835	$-
Mortgage-backed/CMO	82,467	-	80,524	1,943
Preferred stock	251	-	251	-
Total investment securities available for sale	$84,553	$-	$82,610	$1,943

December 31, 2012
Obligations of state and political subdivisions	$1,580	$-	$1,580	$-
U.S. agency	3,007	-	3,007	-
Mortgage-backed/CMO	67,862	-	65,844	2,018
Preferred stock	137	-	137	-
Total investment securities available for sale	$72,586	$-	$70,568	$2,018

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the three months ended March 31, 2013 is as follows:

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$2,018
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income (2)	73
Purchases, issuances, and other settlements	(148)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, March 31, 2013	$1,943

Total amount of losses for the year included in earnings attributable to the change in unrealized in unrealized losses relating to assets still held at March 31, 2013	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2013
Impaired loans (1)	$21,058	$-	$-	$21,058
Other real estate owned	$2,382	$-	$-	$2,382

December 31, 2012
Impaired loans (1)	$21,272	$-	$-	$21,272
Other real estate owned	$3,427	$-	$-	$3,427

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

	Level in Fair	March 31, 2013		December 31, 2012
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$36,298	$36,298	$41,824	$41,824
Short term investments	Level 2	197	197	197	197
Investment and mortgage-backed securities	Level 2	82,610	82,610	70,568	70,568
Non-agency mortgage-backed security	Level 3	1,943	1,943	2,018	2,018
FHLBI and FRB stock	Level 2	779	779	779	779
Loans, net	Level 3	161,996	163,110	168,422	169,365
Accrued interest income	Level 2	491	491	705	705

Financial liabilities:
Deposits	Level 2	$283,254	$283,333	$287,682	$287,749
Other borrowings	Level 2	163	163	148	148
Accrued interest expense	Level 2	87	87	93	93

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

8. Net Income per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan (see Note 9) is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net income for the three months ended March 31, 2013 and 2012, the unvested restricted shares are included in determining both basic and diluted earnings per share for the respective periods. The following presents basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted shares outstanding	457,435	464,318

Net income available to common shareholders	$2,490	$46
Basic and diluted net income per share	$5.44	$0.10

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

As of December 31, 2012, all restricted shares granted under the LTIP had vested and there was no unrecognized compensation cost related to nonvested stock awards. During the three months ended March 31, 2012, the total value of the awards which vested was $1,300.

10. Income Taxes

The provision for income taxes represents federal income tax expense calculated using estimated annualized rates on taxable income or loss generated during the respective periods adjusted, as necessary, to avoid recording tax benefits during loss periods in excess of amounts expected to be realized.

In the first quarter of 2013, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The decrease in the recorded valuation allowance resulted from an increase in the deferred tax liability related to appreciation in the available for sale investment portfolio. No income tax expense was recognized on the Corporation’s pre-tax income for the three month periods ended March 31, 2013 and 2012 due to the Corporation’s tax loss carry forward position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., Inc. a subsidiary. The following is a discussion of the Corporation’s regulatory condition, results of operations for the three month period ended March 31, 2013 and 2012, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At March 31, 2013 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s recent losses and deficient capital position at March 31, 2013, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in completing a recapitalization of the Corporation, as discussed in Note 2 to the consolidated Financial Statements included within this Quarterly Report.

In light of the uncertainty of completing a recapitalization of the Corporation, the Bank’s noncompliance with the Consent Order, recent losses and the Corporation’s deficient capital position, management believes it is reasonable to anticipate that further regulatory oversight or enforcement action may be taken by the OCC. See also the “Capital” and “Regulatory Enforcement Action” sections of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 8.5%, although improved from highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

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

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the ability of the Bank to continue operating as a going concern. Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern. Although improved from December 31, 2012, our nonperforming assets remain elevated and comprise approximately 68% of our capital plus allowance for loan losses at March 31, 2013. As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent. Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

As fully described in Note 2, “Regulatory Matters and Going Concern”, of the consolidated financial statements included in the 2012 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives identified in its recovery plan to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory oversight or enforcement action. Any further declines in the Bank’s capital levels may result in more severe regulatory oversight or enforcement action by either the OCC or FDIC, including the possibility of regulatory receivership.

Consequently, there can be no assurance these efforts will improve the Bank’s financial condition. Further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose challenges on the Bank and are expected to adversely impact financial results.

It is against this backdrop that we discuss our financial condition and results of operations for the three months ended March 31, 2013 compared to the same period in 2012.

Earnings	Three months ended March 31,
	2013	2012
	(dollars in thousands, except per share amounts)

Net income	$2,490	$46
Basic and diluted net income per share	$5.44	$0.10

Net income for the three months ended March 31, 2013, increased $2.4 million compared to the same period last year. In the first quarter of 2013, the Bank recorded a negative provision for loan losses of $2.3 million, noninterest income increased by $21,000, and noninterest expense increased by $225,000.

Net Interest Income	Three months ended March 31,
	2013	2012
	(dollars in thousands)

Interest and dividend income	$2,746	$2,913
Interest expense	235	308
Net Interest Income	$2,511	$2,605

Interest Yields and Costs

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield as follows:

	Three months ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.1	0.23%	$197	$0.1	0.23%
Securities: Taxable	83,969	269.6	1.28%	39,253	212.7	2.17%
Tax-exempt (1)	1,033	15.5	5.98%	1,285	20.2	6.28%
Commercial loans (2)(3)	148,669	2,184.7	5.88%	178,762	2,372.3	5.24%
Consumer loans (2)(3)	14,438	175.0	4.92%	14,429	182.9	5.10%
Mortgage loans (2)(3)	13,316	112.1	3.37%	14,651	143.2	3.91%
Total earning assets and total interest income	261,622	$2,757.0	4.22%	248,577	$2,931.4	4.67%
Cash and due from banks	32,932			40,470
All other assets	12,738			12,242
Allowance for loan losses	(11,720)			(12,866)
Total assets	$295,572			$288,423
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,568	$1.7	0.02%	$28,180	$1.7	0.02%
Savings	41,313	2.1	0.02%	40,745	2.5	0.02%
MMDA	40,545	43.8	0.44%	36,426	48.7	0.54%
Time deposits	81,852	187.3	0.93%	92,573	255.1	1.11%
Total interest bearing liabilities and total interest expense	194,278	234.9	0.49%	197,924	308.0	0.63%
Noninterest bearing deposits	91,514			81,829
All other liabilities	2,072			1,975
Shareholders' equity	7,708			6,695
Total liabilities and shareholders' equity	$295,572			$288,423
Interest spread			3.73%			4.04%
Net interest income-FTE		$2,522.1			$2,623.4
Net interest margin			3.85%			4.17%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $11.9 million and $23.0 million for the three months ended March 31, 2013 and 2012 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $22,000 and $15,000 for the three months ended March 31, 2013 and 2012.

Interest Earning Asset/Interest Income

On a tax equivalent basis, interest income decreased $174,000 (5.9%) in the first quarter of 2013 compared to the first quarter of 2012. The decrease was due to a decrease in the yield on average earning assets of 45 basis points partially offset by an increase in average earning assets of $13.0 million (5.2%).

The average balance of securities increased $44.5 million (109.7%) in the first quarter of 2013 compared to the same period in 2012. The increase was due to $56.9 million of investment security purchases made from April 2012 through March 2013 funded by excess liquidity from run-off in the existing investment and loan portfolios. The yield on average security balances decreased 96 basis points in the first quarter of 2013 compared to the first quarter of 2012 due to comparatively lower yields on new securities acquired.

Loan average balances decreased $31.4 million (15.1%) in the first quarter of 2013 compared to the same period last year and the average yield increased 47 basis points. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $30.0 million (16.8%) in the first quarter of 2013 compared to 2012 while the yield increased 64 basis points. Compared to the same prior year period, the increase in commercial loan yield was attributable to a $122,000 increase in interest income recognized on the payoff of nonaccrual loans and/or loans that were previously on nonaccrual status. Commercial loan yield also increased due to additional interest income recognized under the effective yield method for certain accruing loans that were previously on nonaccrual status. Commercial loans have continued to decrease due to receipt of scheduled payments received from borrowers, pay-offs from borrowers’ refinancing with other financial institutions, and limited new loan originations. It is possible that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) may further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the first quarter of 2013 decreased $73,000 (23.7%) compared to the first quarter of 2012. This was the result of lower interest rates paid on deposits of 14 basis points combined with lower average deposit balances of $3.7 million (1.8%).

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $121.0 million at March 31, 2013 or about 41.0% of total assets. This compares to $114.6 million or about 38.6% of total assets at December 31, 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $29.7 million at March 31, 2013 and $30.7 million at December 31, 2012. The Bank had limited (non-core) brokered deposits of approximately $1.1 million at March 31, 2013 and December 31, 2012, respectively. Due to the Bank’s capital classification as “significantly undercapitalized” at March 31, 2013, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the FDIC. See the “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at March 31, 2013 noted above, investment securities with a fair value of approximately $80.6 million were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At March 31, 2013, the Bank had a $36.9 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $7.6 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At March 31, 2013, the Bank had no borrowings outstanding against these lines of credit. In addition, during 2012, the Bank had no short-term borrowings on these lines of credit, or from other sources, for liquidity needs or other purposes.

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

Below shows the scheduled maturity and repricing of the Corporation’s interest sensitive assets and liabilities as of March 31, 2013:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$70,241	$56,144	$44,750	$414	$171,549
Securities	6,421	15,276	42,566	21,069	85,332
Short term investments	197	-	-	-	197
Total assets	$76,859	$71,420	$87,316	$21,483	$257,078

Liabilities:
NOW, savings, and MMDA	$41,389	$-	$-	$74,045	$115,434
Time deposits	12,916	39,046	29,248	29	81,239
Total liabilities	$54,305	$39,046	$29,248	$74,074	$196,673

Rate sensitivity GAP:
GAP for period	$22,554	$32,374	$58,068	$(52,591)
Cumulative GAP	22,554	54,928	112,996	60,405

March 31, 2013 cumulative sensitive ratio	1.42	1.59	1.92	1.31
December 31, 2012 cumulative sensitive ratio	1.52	1.71	1.94	1.32

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 159% asset sensitive at March 31, 2013.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 3.0% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 10.1% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

Loans

	Three months ended March 31,
	2013	2012
	(in thousands)

Provision for loan losses	$(2,250)	$450

In the first quarter of 2013 the Bank recorded a negative provision of $2.2 million compared to $450,000 of provision expense for the same prior year period. In general, the reduced 2013 provision expense reflects decreasing trends in the levels of existing and newly identified nonperforming loans, gradual stabilization in real estate values for certain problem credits, and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago. In addition, consistent with the improved portfolio trends, continued improvement in our rolling 12 quarter loss history indicated the need to reduce the overall level of allowance and related provision expense relative to the prior quarters. Absent unforeseen further deterioration in the economy and based on the present trends within the loan portfolio and the anticipated improvement in our loss history as significant prior year charge offs exit the rolling 12 quarter look back period, it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio.

Loan charge offs for the three months ended March 31, 2013 totaled $75,000 compared to $1.6 million recognized during the same prior year period. First quarter 2012 charge offs included approximately $539,000 of protective advances paid by the Bank to protect its interest in collateral scheduled for tax sale. The remaining 2012 charge offs related primarily to collateral liquidation shortfalls on then existing impaired loans and management’s determination of certain borrowers’ inability to support future cash flow projections. Based on remediation plans for our remaining problem loans, including those previously charged-down for collateral deficiencies, and an assessment of current risks impacting the overall portfolio, management believes that the general rate of decline in real estate values has slowed and may portend a continued decrease in future charge offs as the Bank’s higher risk commercial real estate portfolio continues to shrink.

Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses in its determination of the negative provision expense of $2.2 million for the first three months of 2013 and the level of the allowance for loan losses of $9.6 million at March 31, 2013.

Loan and Asset Quality

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

The following table shows the balance and percentage composition of loans as of:

	March 31, 2013		December 31, 2012
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$19,262	11.2%	$19,782	11.0%
Residential home equity/other junior liens	9,812	5.7%	10,040	5.6%
Construction, land development and other land	8,139	4.7%	8,741	4.8%
Commercial (nonfarm, nonresidential)	113,732	66.2%	120,617	66.9%
Commercial	15,670	9.1%	16,112	8.9%
Consumer and Other	5,147	3.0%	5,103	2.8%
Total gross loans	171,762	100.0%	180,395	100.0%
Net unearned fees	(213)		(204)
Total Loans	$171,549		$180,191

The loan portfolio decreased $8.6 million (4.8%) in the three months ended March 31, 2013. The decrease was experienced predominately within the commercial real estate portfolio (i.e. owner occupied and nonowner occupied) which decreased $6.9 million primarily due to two borrower relationships aggregating to approximately $5.1 million being refinanced with other financial institutions. Other decreases within this segment of the portfolio resulted from customer pay-downs and pay-offs and the receipt of scheduled payments. Further decreases in the loan portfolio included a decline in loans secured by consumer real estate of $748,000 (2.5%), construction, land development, and other land loans declined by $602,000 (6.9%), and commercial loans declined by $442,000 (2.7%). These additional decreases were primarily attributable to receipt of scheduled payments from borrowers coupled with limited loan growth in the first quarter of 2013 resulting from a general lack of loan demand and fewer lending opportunities to qualified, credit worthy borrowers.

Loans secured by residential first mortgages decreased $521,000 (2.6%) in first quarter of 2013 as the residential mortgage loan portfolio experienced runoff from scheduled payments and payoffs. Despite the continuation of relatively attractive mortgage rates during 2013, demand for residential loan products was limited in part due to the Bank’s lack of an in-house residential lending program and reliance on a third-party for residential mortgage loan origination services to customers. In addition, weakened real estate values reflecting lingering uncertainty and stress within the residential housing market suppressed residential lending activity.

The future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate the possibility of continued and managed shrinkage of the loan portfolio in 2013. Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our future operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At March 31, 2013, December 31, 2012 and March 31, 2012, there were $8.6 million, $10.2 million and $13.0 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Loans and Assets:	March 31,	December 31,	March 31,
	2013	2012	2012
	(dollars in thousands)
Nonaccrual loans	$10,649	$12,839	$22,675
Loans past due 90 days and still accruing	-	201	249
Total nonperforming loans	10,649	13,040	22,924
Other real estate	2,382	3,427	3,253
Total nonperforming assets	$13,031	$16,467	$26,177

Nonperforming loans as a percent of total loans	6.21%	7.24%	11.23%
Allowance for loan losses as a percent of nonperforming loans	89.71%	90.25%	52.36%
Nonperforming assets as a percent of total loans and other real estate	7.49%	8.97%	12.63%

Nonaccrual loans at March 31, 2013 decreased $2.2 million (16.8%) from December 31, 2012 and $12.0 million (53.0%) from March 31, 2012. The net decrease from December 31, 2012 resulted from the combination of approximately $2.0 million of loans upgraded to accrual status based on demonstration of both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings and approximately $710,000 of continued payments and/or payoffs which in aggregate, exceeded approximately $551,000 of newly identified nonperforming loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of March 31, 2013, approximately $7.1 million (67.0%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $2.4 million at March 31, 2013 compared to $3.4 million at December 31, 2012. During the first quarter of 2013, proceeds of $1.0 million were received on disposition of OREO properties resulting in net loss of $3,000. In addition, two valuation write-downs totaling $41,000 were recognized to reflect fair value adjustments based on current appraisals and/or management’s determination of further impairment based on market conditions. There were no new properties transferred into OREO during the first quarter of 2013. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

Since 2007, the decline in real estate sales and valuations in southeast Michigan has significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, during this time the local economies served by the Corporation have been adversely impacted by the restructuring of the automotive market and related industries which in turn, has caused our borrowers to experience declining revenues, diminished cash flows, and reduced collateral values in their businesses. Due to these factors and the prolonged troubled economy, real estate values in general have remained distressed. Although there has been some recent stabilization in values and increased sales activity for certain real estate, because the Corporation continues to carry a relatively high concentration of loans that are secured by real estate, the Corporation continues to experience elevated levels of nonperforming loans and impaired loans relative to historical levels prior to 2007.

Although management has specific, aggressive remediation plans for a majority of the Bank’s remaining significant classified and criticized loans, execution of such plans will take some time and is, in many respects, dependent on external factors such as the borrowers’ ability to repay their obligations and/or to meet performance criteria and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of an economic recovery in Southeast Michigan. Given the extent of the problem loans secured by real estate, these factors may delay remediation efforts and result in the Bank maintaining higher than anticipated balances of nonperforming loans that may adversely impact the level of provision for loan losses in the near future. Management continues to make oversight of these loans a priority.

At March 31, 2013, impaired loans totaled approximately $22.6 million, of which $13.4 million were assigned a specific reserve of $1.4 million. Impaired loans without specific reserve allocations totaled $9.2 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price.

Of the impaired loans reported at March 31, 2013, $8.7 million were on nonaccrual status, based on management’s assessment using criteria discussed above and $14.6 million are commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	March 31, 2013			December 31, 2012
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)
Current	$14,916	$5,871	$20,787	$13,087	$8,338	$21,425
Past due 30-89 days	172	1,737	1,909	-	163	163
Past due 90 days or more	-	1,011	1,011	201	1,718	1,919
Total troubled debt restructurings	$15,088	$8,619	$23,707	$13,288	$10,219	$23,507

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

Allowance for Loan Losses

The allowance for loan losses at March 31, 2013 was $9.6 million compared to $11.8 million at December 31, 2012, a decrease of $2.2 million. The allowance for loan losses represented 5.57% and 6.53% of gross loans at March 31, 2013 and December 31, 2012 and provided a coverage ratio to nonperforming loans of 89.71% and 90.25% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Relative to conditions faced by the Bank as recently as one-year ago, combined with the successive decreasing quarterly trends experienced in the levels of existing and newly identified nonperforming loans, the gradual stabilization of real estate values securing certain problem credits, the continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, the allowance for loan loss calculation and analysis at March 31, 2013 resulted in our determination to reduce the overall level of allowance and related provision expense relative to prior quarters. Management believes that it is reasonably likely that future negative provision expense may be required to reduce the overall level of the allowance based on the continuation of existing portfolio trends and the anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $2.2 million negative provision for loan losses and resulting $9.6 million allowance as of March 31, 2013 were appropriate.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at March 31, 2013, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income for the three months ended March 31, 2013 increased $21,000 compared to 2012. The components of noninterest income are shown in the table below:

	March 31,
	2013	2012
	(in thousands)
Service charges and fees on deposits	$368	$375
Other fees	287	318
Trust income	42	46
Other	63	-
Total	$760	$739

For the three months ended March 31, 2013, service charges on deposits and other fee income decreased $38,000 compared to the same period last year. The decrease of $7,000 in service charges and fees on deposit accounts primarily resulted from fewer deposit accounts on which fees were assessed partially offset by lower service charge reversals and increased fee income from our online bill pay product. Other fees decreased due lower check printing fees, residential mortgage late fees, safe deposit fees and merchant discount fees. Trust income decreased due to continued run-off in both the number of customer accounts and the amount of customer account balances coupled with limited new business opportunities. Other income represents rental income from tenants in two other real estate owned properties that were transferred into OREO at December 31, 2012.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2013 increased $225,000 compared to 2012. The components of noninterest expense are shown in the table below:

	March 31,
	2013	2012
	(in thousands)
Salaries and employee benefits	$1,476	$1,242
Occupancy expense	250	231
Equipment expense	80	93
Professional and service fees	395	391
Loan collection and foreclosed property expense	83	119
Computer service fees	114	113
Computer software amortization expense	8	57
FDIC assessment fees	256	251
Insurance expense	131	146
Printing and supplies	43	35
Director fees	-	20
Net (gain) loss on sale/writedwon of OREO and repossessions	44	5
Other	193	145
Total	$3,073	$2,848

Our most significant noninterest expense is salaries and employee benefits. The 2013 increase in salaries and employee benefits resulted from additional staffing in our loan and credit departments in the first quarter of 2013. These hires were made to ensure the Bank is staffed with appropriate personnel having sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality. In addition, the Bank also recognized expense for incentive and pension awards in the first quarter of 2013 based on improved quarterly results for which similar expense was not recognized in 2012. These increased payroll expenses were partially offset by reduced costs for contract labor during the first quarter of 2013.

Occupancy expense increased primarily due to the colder weather experienced in the first quarter of 2013, which increased snow removal expense. Equipment expense decreased in 2013 due to lower equipment maintenance expense and depreciation expense incurred during the same prior year period.

Professional and service fees increased primarily due to increased bank correspondent fees and higher online bill pay expense resulting from greater customer utilization of the Bank’s online bill pay product compared to 2012. These increases were partially offset by lower legal fees incurred on fewer problem loans to date in 2013 relative to the nature and amount of legal work required for problem loans in the same prior year period.

Loan collection and foreclosed property expenses include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate owned (“OREO”). These expenses decreased in the first quarter of 2013 due to elevated ORE expenses paid to a third-party to operate a hotel property which the Bank sold in November 2012. First quarter 2012 expense also included delinquent taxes paid on certain OREO properties that were not originally identified when the Bank took title to the properties.

Computer software amortization expense decreased as a result of our core system software becoming fully amortized in the second quarter of 2012.

FDIC assessments increased slightly in the first three months of 2013 due to the Bank’s increased average asset size relative to the same prior year period.

Effective October 2012, all board retainer and board committee meeting fees to the Corporation’s directors were suspended due to the financial condition of the Corporation.

For the three months ended March 31, 2013, the Bank sold three OREO properties for a net loss of $3,000 and recorded valuation write downs on two OREO properties for $41,000.

Other expenses increased in the first three months of 2013 primarily due to increased community contributions resulting from the Bank’s support of greater community activities/initiatives and its efforts to foster new business opportunities. Advertising expense also increased as the Bank is making an exerted effort to increase its exposure in the local market. Postage, business development and telephone expenses were minimally higher compared to the same prior year period. These were partially offset by a decrease in back office losses as fraud losses decreased from the same prior year period.

Federal Income Tax Expense (Benefit)

We recorded no federal income tax expense for the three month period ended March 31, 2013 due to the Corporation’s tax loss carry forward position. Due to the uncertainty of generating future taxable income necessary to realize the recorded net deferred tax asset, the Corporation has recorded a valuation allowance against the tax benefit related to its cumulative pre-tax losses.

In the first quarter of 2013, the Corporation recorded a federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The decrease in the recorded valuation allowance resulted from an increase in the deferred tax liability related to appreciation in the available for sale investment portfolio.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$12,631	6.31%	$16,003	8.00%	$20,004	10.00%
FNBH Bancorp	12,249	6.12%	16,008	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,040	5.02%	8,002	4.00%	12,003	6.00%
FNBH Bancorp	9,657	4.83%	8,004	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,040	3.40%	11,823	4.00%	14,778	5.00%
FNBH Bancorp	9,657	3.27%	11,823	4.00%	N/A	N/A

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$10,195	5.02%	$16,240	8.00%	$20,300	10.00%
FNBH Bancorp	9,822	4.84%	16,240	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,540	3.71%	8,120	4.00%	12,180	6.00%
FNBH Bancorp	7,167	3.53%	8,120	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,540	2.58%	11,686	4.00%	14,608	5.00%
FNBH Bancorp	7,167	2.45%	11,686	4.00%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At March 31, 2013 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s deficient capital position at March 31, 2013, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital. In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2 of the 2012 Annual Report contained in the Corporation’s report on Form 10-K filing. The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to significantly undercapitalized to critically undercapitalized.

Please see Note 2 to the Consolidated Financial Statements included within this Quarterly Report for information on the Corporation’s ongoing efforts to complete a recapitalization of the Corporation in order to restore the Bank’s capital. As described in that Note 2, the ability of the Corporation to complete a recapitalization is uncertain.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and successful completion of the pending capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. The holding company incurred pre-tax expenses totaling approximately $9,000 and $30,000 for the three month periods ended March 31, 2013 and 2012, respectively.

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

In addition to the requirements of the Consent Order, the OCC issued a letter to the Bank in 2012 that requires the Bank to obtain the approval of the OCC prior to undertaking certain investment and other transactions that exceed $500,000. This additional requirement may result in the Bank being unable to pursue transactions it otherwise believes will be profitable or in the best interests of the Bank. Even if the Bank is not prohibited from pursuing a particular transaction, this additional requirement will increase the time and cost necessary for the Bank to complete the transaction.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000 at March 31, 2013 and December 31, 2012, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2013 and December 31, 2012, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

The FASB has issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassification out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in the ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. For public entities, the amendments in the ASU are effective prospectively for reporting periods beginning after December 15, 2012. Based on the nature and amount of the Corporation’s reported comprehensive income for the three months periods ended March 31, 2013 and 2012, respectively, the impact of adoption of the ASU by the Corporation is not expected to be material.

Recent Legislative Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Uncertainty remains as to the ultimate impact of this law, which could have a material adverse impact either on the financial services industry as a whole or on the Corporation’s and Bank’s business, results of operations and financial condition. This new federal law contains a number of provisions that could affect the Corporation and the Bank. For example, the law:

•	Makes national banks (such as the Bank) and their subsidiaries subject to a number of state laws that were previously preempted by federal laws;

•	Imposes additional restrictions on how mortgage brokers and loan originators may be compensated;

•	Establishes a federal consumer protection agency that will have broad authority to develop and implement rules regarding most consumer financial products;

•	Creates additional rules affecting corporate governance and executive compensation at all publicly traded companies (such as the Corporation);

•	Broadens the base for FDIC insurance assessments and makes other changes to federal deposit insurance, including permanently increasing FDIC deposit insurance coverage to $250,000; and

•	Allows depository institutions to pay interest on business checking accounts

Many of these provisions are not yet effective and are subject to implementation by various regulatory agencies. As a result, the actual impact this federal law will have on the Bank's business is not yet known. However, this law and any other changes to laws applicable to the financial industry may impact the profitability of the Bank's business activities or change certain of its business practices and may expose the Corporation and the Bank to additional costs, including increased compliance costs, and require the investment of significant management attention and resources. As a result, this law may negatively affect the business and future financial performance of the Corporation and the Bank.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the market risk faced by the Corporation since December 31, 2012. For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Disclosure Controls”). The Disclosure Controls are designed to allow the Corporation to reach a reasonable level of assurance that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of the Corporation’s management, including the chief executive officer and the chief financial officer. Based upon the Controls Evaluation and subsequent discussions and actions by the Corporation regarding the remediation of a previously identified material weakness as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the chief executive officer and chief financial officer have concluded that as of March 31, 2013, the Corporation’s Disclosure Controls were effective at a reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.

During 2012 and through the quarter ended March 31, 2013, we have made changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Such changes were required to address the control deficiencies that constituted a material weakness in internal control over financial reporting as identified at June 30, 2011 related to the estimation of the allowance for loan losses and the timely recognition of loan charge offs. Because the control and the implementation of the remedial actions are performed on a quarterly basis, we required a longer period to evaluate the effectiveness of the control before ultimately concluding that the related material weakness has been remediated. The following changes were made to strengthen the Corporation’s internal control over financial reporting:

•	Under the oversight and supervision of an experienced chief credit officer hired in late 2011, which filled a position previously vacant for 15 months, further enhancements were made to the loan review process to ensure timely evaluation of loan risk ratings, identification of impaired loans, review of related collateral, and appropriate measurement for loss recognition on impaired loans.

•	The allowance for loan loss methodology was enhanced to include a rolling 12 quarter net loss history using a sum of the digits weighting method which gives emphasis to more recent quarters for the computation of a base historical loss experience within each portfolio segment.

•	Within the allowance for loan loss methodology, changes were also made to the process of assessing and determining appropriate qualitative factor adjustments applied in instances when estimated credit losses are expected to differ from calculated historical loss experience.

In addition to the above, during 2012 management engaged an independent third-party to review the Bank’s June 30, 2012 allowance for loan loss methodology and analysis for regulatory conformance and to validate the accuracy of information used in the analysis. On a test basis, the third-party reviewed source documents and underlying assumptions to evaluate whether the methodology developed reasonable loss estimates. Based on the procedures performed, the independent third-party concluded that the Bank’s allowance methodology was in general compliance with regulatory guidance, in all material respects, and provided recommendations to enhance documentation supporting certain assumptions used in the calculation. In response to those recommendations, management enhanced its support of assumptions for qualitative factors and has begun to capture Bank specific empirical data to further support loss allocation rates applied to special mention and substandard not impaired loans. In addition, during the first quarter of 2013, management completed back-testing of the enhanced allowance for loan loss methodology and calculation which indicated that the methodology would have provided sufficient estimates of loss reserves during the Bank’s recent history.

Although the Bank evaluates the adequacy of the allowance for loan losses based on specific information known to management at a given time, bank regulators, based on the timing of their normal examination process and their independent judgment, may require additions to the allowance for loan losses. In addition, it is inherently difficult to precisely estimate and measure the amount of losses that may be present in the loan portfolio at a point in time. Management attempts to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the modeling process and related assumptions used within the existing allowance for loan loss methodology will successfully identify all losses inherent in the portfolio.

Limitations on the Effectiveness of Controls

The Corporation’s management, including the chief executive officer and chief financial officer, does not expect that its Disclosure Controls and/or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended March31, 2013, except as may have been previously disclosed by the Corporation in a Current Report on Form 8-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date: May 15, 2013

