Form 10-Q
period 2013-06-30
FNBH BANCORP INC
filed 2013-08-14
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Shares of the Corporation’s Common Stock (no par value) were outstanding as of August 14, 2013.

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood, timing, and terms of our ability to raise new capital; descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our subsidiary bank’s ability to achieve or maintain certain regulatory capital standards; our expectation that we will have or be able to obtain sufficient cash to meet expected obligations during 2013; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

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

Part I – Financial Information

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share amounts)
Assets
Cash and due from banks	$48,962	$41,824
Short term investments	197	197
Total cash and cash equivalents	49,159	42,021

Investment securities:
Investment securities available for sale, at fair value	77,905	72,586
FHLBI and FRB stock, at cost	779	779
Total investment securities	78,684	73,365

Loans held for investment:
Commercial	141,156	152,152
Consumer	15,383	14,582
Real estate mortgage	12,809	13,457
Total loans held for investment	169,348	180,191
Less allowance for loan losses	(9,483)	(11,769)
Net loans held for investment	159,865	168,422
Premises and equipment, net	7,341	7,211
Other real estate owned, held for sale	2,000	3,427
Accrued interest and other assets	2,002	2,425
Total assets	$299,051	$296,871

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$92,017	$95,779
NOW	30,964	29,501
Savings and money market	82,678	79,566
Time deposits	80,321	81,716
Brokered certificates of deposit	1,121	1,120
Total deposits	287,101	287,682
Other borrowings	163	148
Accrued interest, taxes, and other liabilities	2,352	1,672
Total liabilities	289,616	289,502

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 11,000,000 shares at June 30, 2013 and December 31, 2012; 455,115 shares issued and outstanding at June 30, 2013 and 454,327 shares issued and outstanding at December 31, 2012.	7,321	7,202
Retained earnings (deficit)	2,209	(496)
Deferred directors' compensation	342	461
Accumulated other comprehensive income (loss)	(437)	202
Total shareholders' equity	9,435	7,369
Total liabilities and shareholders' equity	$299,051	$296,871

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,301	$2,504	$4,767	$5,191
Interest and dividends on investment securities:
Agency securities and CMOs	253	281	515	488
Obligations of states and political subdivisions	12	12	23	26
Other securities	8	6	14	12
Interest on short term investments	-	1	1	1
Total interst and dividend income	2,574	2,804	5,320	5,718
Interest expense	231	276	466	584
Net interest income	2,343	2,528	4,854	5,134
Provision for loan losses	-	450	(2,250)	900
Net interest income after provison for loan losses	2,343	2,078	7,104	4,234
Noninterest income:
Service charges and other fee income	556	689	1,211	1,382
Trust income	37	46	79	91
Other	56	(3)	119	(3)
Total noninterest income	649	732	1,409	1,470
Noninterest expense:
Salaries and employee benefits	1,154	1,233	2,630	2,475
Net occupancy expense	213	172	463	403
Equipment expense	87	82	167	175
Professional and service fees	436	456	831	846
Loan collection and foreclosed property expenses	82	168	165	287
Computer service fees	111	112	225	225
Computer software amortization expense	10	5	18	62
FDIC assessment fees	253	252	509	503
Insurance	130	148	261	294
Printing and supplies	43	57	86	92
Director fees	-	20	-	40
Net (gain) loss on sale/writedown of OREO and repossessions	(90)	13	(46)	19
Other	202	181	395	326
Total noninterest expense	2,631	2,899	5,704	5,747
Income (loss) before federal income taxes	361	(89)	2,809	(43)
Federal income tax expense	146	-	104	-
Net income (loss)	$215	$(89)	$2,705	$(43)

Per share statistics:
Basic and diluted EPS	$0.47	$(0.19)	$5.91	$(0.09)
Basic and diluted average shares outstanding	457,435	457,413	457,435	457,408

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2013 and 2012

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$215	$(89)	$2,705	$(43)
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(721)	107	(639)	71
Less: reclassification adjustment for gain (loss) recognized in earnings	-	(3)	-	(3)
Other comprehensive income (loss)	(721)	104	(639)	68
Comprehensive income (loss)	$(506)	$15	$2,066	$25

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2012	$7,082	$(825)	$577	$(224)	$6,610
Earned portion of long term incentive plan	2				2
Issued 774 shares for deferred directors' fees	116		(116)		-
Net loss		(43)			(43)
Other comprehensive income				68	68
Balances at June 30, 2012	7,200	(868)	461	(156)	6,637

Balances at January 1, 2013	7,202	(496)	461	202	7,369
Issued 788 shares for deferred directors' fees	119		(119)		-
Net income		2,705			2,705
Other comprehensive loss				(639)	(639)
Balances at June 30, 2013	$7,321	$2,209	$342	$(437)	$9,435

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,705	$(43)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(2,250)	900
Depreciation and amortization	213	258
Deferred income tax expense	104	-
Net amortization on investment securities	627	326
Loss on sale of available for sale securities	-	3
Earned portion of long term incentive plan	-	2
Net (gain) loss on sale/writedown of OREO and repossessions	(46)	19
Decrease in accrued interest income and other assets	439	(12)
Decrease in accrued interest, taxes, and other liabilities	680	109
Net cash provided by operating activities	2,472	1,562
Cash flows from investing activities
Purchases of available for sale securities	(20,684)	(50,733)
Proceeds from the sales of available for sale securities	-	247
Proceeds from maturities and calls of available for sale securities	3,000	6,990
Proceeds from mortgage-backed securities paydowns - available for sale	10,995	4,591
Proceeds from sale of OREO and repossessions	1,559	295
Net decrease in loans	10,721	14,318
Capital expenditures	(359)	(125)
Net cash used in investing activities	5,232	(24,417)
Cash flows from financing activites:
Net decrease in deposits	(581)	(718)
Proceeds from other borrowings	15	65
Net cash used in financing activities	(566)	(653)
Net change in cash and cash equivalents	7,138	(23,508)
Cash and cash equivalents at beginning of year	42,021	50,217
Cash and cash equivalents at end of period	$49,159	$26,709

Supplemental disclosures:
Interest paid	$472	$609
Loans transferred to other real estate owned	86	619
Loans charged off	383	2,365

See accompanying notes to interim consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2012 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

2. Financial Condition and Management’s Plan

In light of the Bank’s significant losses since 2008, insufficient capital position at June 30, 2013 and noncompliance with a regulatory capital directive stipulated under a Consent Order (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes it is reasonable that further regulatory enforcement action may occur if the capital raise described below is not completed or the Corporation is unable to effect another recapitalization within the relatively near future. Until such time as the Consent Order is either modified or lifted, management continues to pursue initiatives identified in its recovery plan to achieve full compliance with all requirements of the Consent Order in order to mitigate the impact of the regulatory challenges. In addition, execution of the recovery plan includes implementation of measures necessary to position the Bank to overcome current economic challenges. Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2012 Annual Report within the Corporation’s Form 10-K filing.

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

As part of the recovery plan that was initiated in late 2008, management and the Board of Directors have been aggressively pursuing all available alternatives to improve the Bank’s capital ratios, including raising capital, reducing non-performing assets, and cutting expenses. The recovery plan was designed to improve the Bank’s financial health by completing a significant recapitalization, aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes. The most important objective of the recovery plan is to restore the Bank’s capital to a level sufficient to comply with the capital directive in the Consent Order and provide sufficient capital resources and liquidity to meet commitments and business needs. To date, the Bank has not raised the capital necessary to satisfy requirements of the Consent Order.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, the Corporation terminated certain subscription agreements related to a proposed capital raise by the Corporation due to lack of regulatory approval. However, in a continued effort to raise additional capital necessary to improve the capital position of its subsidiary bank, the Corporation initiated a second private placement offering to certain accredited investors. Unlike the previous transaction, the new offering does not involve the issuance of any debt by the Corporation.

In a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013, the Corporation disclosed its acceptance of new subscription agreements pursuant to which the Corporation has agreed to sell shares of a new series of mandatorily convertible preferred stock of the Corporation (the “Preferred Stock”) in exchange for approximately $17.1 million in cash from investors, subject to satisfaction of certain closing conditions. As structured, the Preferred Stock will be convertible into shares of the Corporation’s common stock at a rate reflecting a price per share of common stock of $0.70, subject to certain anti-dilution adjustments. The conversion into common stock will take place automatically upon the approval by the Corporation’s shareholders of additional shares of authorized common stock. Until converted into common stock, the Preferred Stock will have terms that will be substantially identical to the terms applicable to the outstanding common stock with respect to dividends, distributions, voting, and other matters. For matters submitted to a vote of the holders of the Corporation’s common stock, including the proposal to authorize additional shares of common stock, the Preferred Stock will vote with the common stock, as a single class, as if the Preferred Stock was already converted into common stock.

The closing of this new private placement offering (“Capital Raise”) is subject to material conditions, including a requirement to obtain the approval of the Federal Reserve and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company.  The satisfaction of these conditions is largely out of the control of the Corporation.  If the conditions to the closing of the Capital Raise are not satisfied, the closing will not occur.

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

Even if the Corporation is successful in closing the Capital Raise, the net proceeds from the Capital Raise are not expected to be sufficient to enable the Bank to meet the minimum capital ratios required by the Consent Order. In addition, even if the Bank is able to meet the minimum capital ratios following the closing of a recapitalization of the Corporation, it is possible that further losses at the Bank could cause its capital to once again fall below such minimum ratios.  In any event, even if the Corporation closes a recapitalization of sufficient size to bring the Bank into compliance with the minimum capital ratios of the Consent Order, the Corporation currently expects that the Bank will continue to be subject to the Consent Order or some other regulatory enforcement action for some period following the closing of a recapitalization while the Bank works to comply with the provisions of the Consent Order and demonstrate a period of performance within the requirements of the Consent Order.

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

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2013
Obligations of state and political subdivisions	$1,797	$17	$(2)	$1,812
Mortgage-backed/CMO	76,496	99	(912)	75,683
Preferred stock(1)	49	361	-	410
Total available for sale	$78,342	$477	$(914)	$77,905

December 31, 2012
Obligations of state and political subdivisions	$1,534	$46	$-	$1,580
U.S. agency	3,000	7	-	3,007
Mortgage-backed/CMO	67,697	349	(184)	67,862
Preferred stock(1)	49	88	-	137
Total available for sale	$72,280	$490	$(184)	$72,586

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

At June 30, 2013, the Corporation had two mortgage-backed securities which have been impaired for more than twelve months. At December 31, 2012, there was one non-agency mortgage-backed security which has been impaired for more than twelve months.

A summary of the par value, book value, carrying value (fair value) and unrealized loss for the non-agency mortgage-backed security is presented below:

	June 30, 2013		December 31, 2012
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)

Par value	$2,065	100.00%	$2,387	100.00%
Book value	1,775	85.96%	2,097	87.82%
Carrying value	1,758	85.13%	2,018	84.51%
Unrealized loss	17	0.82%	79	3.31%

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

	June 30, 2013	December 31, 2012
Weighted average remaining credit score (based on original FICO)	738	738
Primary location of underlying loans:
California	73%	72%
Florida	3%	4%
Other	24%	24%
Delinquency status of underlying loans:
Past due 30-59 days	3.57%	2.70%
Past due 60-89 days	1.44%	2.62%
Past due 90 days or more	7.57%	8.03%
In process of foreclosure	4.62%	3.58%
Held as other real estate owned	0.61%	0.75%

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

	June 30, 2013	December 31, 2012

Voluntary repayment rate (CRR)	12.50%	10.14%
Default rates:
Within next 24 months	7.33%	6.87%
Decreasing to (by month 37)	3.88%	3.15%
Decreasing to (by month 215)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	48.16%	50.70%
Per annum decrease in loss rate (Years 2 - 11)	3.00%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	6.50%	7.00%
Remaining credit support provided by other collateral
pools of underlying loans within the security:	0.02%	0.02%

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

At June 30, 2013, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At June 30, 2013 and December 31, 2012, the unrealized (non-credit) loss on the security was determined to be approximately $17,000 and $79,000, respectively, using the valuation methodology and applicable inputs and assumptions described above.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
	(in thousands)
June 30, 2013
Obligations of state and political subdivisions	$(2)	$762	$-	$-	$(2)	762
Mortgage-backed/CMO	(842)	58,511	(70)	3,358	(912)	61,869
Total	$(844)	$59,273	$(70)	$3,358	$(914)	$62,631

December 31, 2012
Mortgage-backed/CMO	$(105)	$13,448	$(79)	$2,018	$(184)	$15,466

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	764	762	500	501
Maturing after five years but within ten years	305	309	3,305	3,323
Maturing after ten years	777	1,151	778	900
	$1,846	$2,222	$4,583	$4,724
Mortgage-backed/CMO securities	76,496	75,683	67,697	67,862
Totals	$78,342	$77,905	$72,280	$72,586

Proceeds from at-par calls on securities totaled $3.0 million and $7.0 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $73.9 million at June 30, 2013 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $29.9 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2012, the amortized cost of pledged investment securities totaled $69.1 million of which $25.4 million of securities was pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at June 30, 2013 and December 31, 2012. The Bank’s investment in FRB stock, which totaled $44,000 at June 30, 2013 and December 31, 2012, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Loans

The recorded investment in portfolio loans consists of the following:

	June 30, 2012	December 31, 2012
	(in thousands)
Commercial	$12,845	$16,112
Commercial real estate:
Construction, land development, and other land	6,971	8,741
Owner occupied	52,604	51,202
Nonowner occupied	62,000	69,415
Consumer real estate:
Commercial purpose	6,915	6,911
Mortgage - Residential	13,712	14,604
Home equity and home equity lines of credit	8,678	8,307
Consumer and Other	5,823	5,103
Subtotal	169,548	180,395
Unearned income	(200)	(204)
Total Loans	$169,348	$180,191

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $78,000 at June 30, 2013 and $116,000 at December 31, 2012, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.0 million at June 30, 2012 and $4.3 million at December 31, 2012.

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

Activity in the allowance for loan losses by portfolio segment for the three months ended:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
June 30, 2013
Allowance for loan losses:
Beginning balance	$892	$6,866	$1,647	$148	$9,553
Charge offs	(164)	(63)	(56)	(25)	(308)
Recoveries	38	7	156	37	238
Provision	4	(7)	(14)	17	-
Ending balance	$770	$6,803	$1,733	$177	$9,483

June 30, 2012
Allowance for loan losses:
Beginning balance	$565	$8,560	$2,645	$232	$12,002
Charge offs	(24)	(590)	(145)	(38)	(797)
Recoveries	85	314	92	16	507
Provision	48	1,042	(521)	(119)	450
Ending balance	$674	$9,326	$2,071	$91	$12,162

Activity in the allowance for loan losses by portfolio segment for the six months ended:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
June 30, 2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	(164)	(88)	(62)	(69)	(383)
Recoveries	55	12	219	61	347
Provision	(29)	(1,803)	(460)	42	(2,250)
Ending balance	$770	$6,803	$1,733	$177	$9,483

June 30, 2012
Allowance for loan losses:
Beginning balance	$636	$9,113	$2,680	$261	$12,690
Charge offs	(241)	(1,695)	(362)	(67)	(2,365)
Recoveries	113	680	103	41	937
Provision	166	1,228	(350)	(144)	900
Ending balance	$674	$9,326	$2,071	$91	$12,162

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$23	$1,236	$219	$-	$1,478
Collectively evaluated for impairment	747	5,567	1,514	177	8,005
Total allowance for loan losses	$770	$6,803	$1,733	$177	$9,483

Recorded investment in loans:
Individually evaluated for impairment	$457	$20,093	$2,555	$-	$23,105
Collectively evaluated for impairment	12,388	101,482	26,750	5,823	146,443
Total recorded investment in loans	$12,845	$121,575	$29,305	$5,823	$169,548

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$49	$1,245	$377	$-	$1,671
Collectively evaluated for impairment	859	7,437	1,659	143	10,098
Total allowance for loan losses	$908	$8,682	$2,036	$143	$11,769

Recorded investment in loans:
Individually evaluated for impairment	$710	$19,853	$2,380	$-	$22,943
Collectively evaluated for impairment	15,402	109,505	27,442	5,103	157,452
Total recorded investment in loans	$16,112	$129,358	$29,822	$5,103	$180,395

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not Rated	1	2	3	4	5	6	7	Total	Nonperforming
	(in thousands)
June 30, 2013
Commercial	$78	$401	$29	$1,676	$5,334	$4,184	$899	$244	$12,845	$57
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,292	3,070	-	2,609	6,971	2,286
Owner occupied	37	-	821	3,071	19,280	21,591	3,409	4,395	52,604	2,878
Nonowner occupied	3	-	423	1,388	20,571	27,751	6,634	5,230	62,000	2,328
Consumer real estate:
Commercial Purpose	-	-	-	164	936	3,835	747	1,233	6,915	795
Mortgage - Residential	10,530	-	-	-	-	12	-	3,170	13,712	1,456
Home equity and home equity lines of credit	8,121	-	-	-	-	72	-	485	8,678	426
Consumer and Other	5,655	-	-	-	5	51	-	112	5,823	112
Total	$24,424	$401	$1,273	$6,299	$47,418	$60,566	$11,689	$17,478	$169,548	$10,338

December 31, 2012
Commercial	$391	$430	$-	$2,356	$5,881	$5,360	$1,000	$694	$16,112	$264
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,431	4,006	136	3,168	8,741	2,391
Owner occupied	42	-	-	1,671	18,963	21,619	3,594	5,313	51,202	3,040
Nonowner occupied	-	-	451	1,404	17,057	30,847	11,307	8,349	69,415	3,632
Consumer real estate:
Commercial Purpose	-	-	-	297	948	3,594	758	1,314	6,911	1,158
Mortgage - Residential	11,232	-	-	-	-	-	-	3,372	14,604	2,019
Home equity and home equity lines of credit	7,760	-	-	-	-	-	-	547	8,307	411
Consumer and Other	4,948	-	-	-	6	5	-	144	5,103	125
Total	$24,373	$430	$451	$5,728	$44,286	$65,431	$16,795	$22,901	$180,395	$13,040

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
June 30, 2013
Commercial	$-	$-	$41	$41	$12,804	$12,845	$-
Commercial real estate:
Construction, land development, and other land	119	129	20	268	6,703	6,971	-
Owner occupied	31	572	893	1,496	51,108	52,604	-
Nonowner occupied	-	203	75	278	61,722	62,000	-
Consumer real estate:
Commercial purpose	231	14	178	423	6,492	6,915	-
Mortgage - Residential	626	83	97	806	12,906	13,712	-
Home equity and home equity lines of credit	60	-	79	139	8,539	8,678	-
Consumer and Other	47	32	-	79	5,744	5,823	-
Total	$1,114	$1,033	$1,383	$3,530	$166,018	$169,548	$-

December 31, 2012
Commercial	$136	$6	$51	$193	$15,919	$16,112	$-
Commercial real estate:
Construction, land development, and other land	1,609	-	30	1,639	7,102	8,741	-
Owner occupied	142	32	1,837	2,011	49,191	51,202	-
Nonowner occupied	-	-	558	558	68,857	69,415	-
Consumer real estate:
Commercial purpose	133	-	558	691	6,220	6,911	201
Mortgage - Residential	1,109	753	21	1,883	12,721	14,604	-
Home equity and home equity lines of credit	302	76	-	378	7,929	8,307	-
Consumer and Other	71	24	32	127	4,976	5,103	-
Total	$3,502	$891	$3,087	$7,480	$172,915	$180,395	$201

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	June 30, 2013	December 31, 2012
	(in thousands)
Commercial	$57	$264
Commercial real estate:
Construction, land development, and other land	2,286	2,391
Owner occupied	2,878	3,040
Nonowner occupied	2,328	3,632
Consumer real estate:
Commercial purpose	795	957
Mortgage - Residential	1,456	2,019
Home equity and home equity lines of credit	426	411
Consumer and Other	112	125
Total	$10,338	$12,839

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$381	$412	$23	$463	$543	$49
Commercial real estate:
Construction, land development, and other land	912	1,069	186	1,211	1,396	166
Owner occupied	4,218	4,714	204	5,473	6,045	498
Nonowner occupied	7,590	7,816	846	5,764	6,962	581
Consumer real estate:
Commercial purpose	1,769	1,935	220	1,698	2,018	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,870	15,946	1,479	14,609	16,964	1,671

With no related allowance recorded:
Commercial	76	543	-	246	724	-
Commercial real estate:
Construction, land development, and other land	2,211	4,544	-	2,391	4,730	-
Owner occupied	2,933	4,111	-	2,084	3,914	-
Nonowner occupied	2,229	3,012	-	2,930	3,616	-
Consumer real estate:
Commercial purpose	786	1,427	-	683	1,150	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	8,235	13,637	-	8,334	14,134	-

Total:
Commercial	457	955	23	710	1,267	49
Commercial real estate:
Construction, land development, and other land	3,123	5,613	186	3,602	6,126	166
Owner occupied	7,151	8,825	204	7,557	9,959	498
Nonowner occupied	9,819	10,828	846	8,694	10,578	581
Consumer real estate:
Commercial purpose	2,555	3,362	220	2,380	3,168	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$23,105	$29,583	$1,479	$22,943	$31,098	$1,671

The following presents information pertaining to the recorded investment in impaired loans for the three and six months ended as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Average of impaired loans during the period
Commercial	$470	$712	$473	$728
Commercial real estate:
Construction, land development, and other land	3,160	6,562	3,163	6,170
Owner occupied	7,352	8,029	7,341	7,171
Nonowner occupied	9,949	12,092	8,390	10,725
Consumer real estate:
Commercial purpose	2,617	3,051	2,645	2,972
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$23,548	$30,446	$22,012	$27,766

Interest income recognized during impairment
Commercial	$5	$7	$9	$13
Commercial real estate:
Construction, land development, and other land	12	16	32	21
Owner occupied	60	63	140	84
Nonowner occupied	83	70	161	103
Consumer real estate:
Commercial purpose	26	13	49	15
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$186	$169	$391	$236

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	June 30, 2013			December 31, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$374	$57	$431	$446	$264	$710
Commercial real estate:
Construction, land development, and other land	837	2,136	2,973	1,211	2,271	3,482
Owner occupied	4,950	2,487	6,582	4,335	2,029	6,364
Nonowner occupied	7,491	2,253	9,744	5,063	3,447	8,510
Consumer real estate:
Commercial purpose	1,760	664	2,424	1,424	596	2,020
Mortgage - Residential	1,109	800	1,909	738	1,232	1,970
Home equity and home equity lines of credit	60	267	327	62	284	346
Consumer and Other	7	86	93	9	96	105
Total	$16,588	$8,750	$24,483	$13,288	$10,219	$23,507

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months			Loans Restructured in the Six Months
	Ended June 30, 2013			Ended June 30, 2013
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	1	390	390
Nonowner occupied	1	105	105	2	1,470	1,470
Consumer real estate:
Commercial purpose	-	-	-	1	114	114
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	1	$105	$105	4	$1,974	$1,974

During the three and six months ended June 30, 2013, the Corporation had three TDR loans with a recorded investment of $124,000 that defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

	Loans Restructured in the Three Months			Loans Restructured in the Six Months
	Ended June 30, 2012			Ended June 30, 2012
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	1	262	262	3	873	873
Consumer real estate:
Commercial purpose	2	431	431	2	431	431
Mortgage - Residential	-	-	-	1	207	207
Home equity and home equity lines of credit	-	-	-	1	53	53
Consumer and Other	-	-	-	-	-	-
Total	3	$693	$693	7	$1,564	$1,564

During the three and six months ended June 30, 2012, the Corporation had five TDR loans with a recorded investment of $917,000 that defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
(dollars in thousands)
Three months ended June 30, 2013
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	-	-	1	105	-	-
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	1	$105	-	$-
Six months ended June 30, 2013
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	1	390
Nonowner occupied	-	-	2	1,470	-	-
Consumer real estate:
Commercial purpose	-	-	1	114	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	3	$1,584	1	$390

During the three and six months ended June 30, 2013, there were no non-market interest rate restructurings of substandard performing loans that were renewed at their existing contractual rates or non-market rates. Renewals of substandard performing loans at non-market interest rates are considered troubled debt restructurings.

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

During the three and six months ended June 30, 2012, non-market interest rate restructurings included pre-modification recorded investments of $692,000 and $888,000, respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2013
Obligations of state and political subdivisions	$1,812	$-	$1,812	$-
Mortgage-backed/CMO	75,683	-	73,925	1,758
Preferred stock	410	-	410	-
Total investment securities available for sale	$77,905	$-	$76,147	$1,758

December 31, 2012
Obligations of state and political subdivisions	$1,580	$-	$1,580	$-
U.S. agency	3,007	-	3,007	-
Mortgage-backed/CMO	67,862	-	65,844	2,018
Preferred stock	137	-	137	-
Total investment securities available for sale	$72,586	$-	$70,568	$2,018

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the six months ended June 30, 2013 is as follows:

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$2,018
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income (2)	62
Purchases, issuances, and other settlements	(322)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, June 30, 2013	$1,758

Total amount of losses for the year included in earnings attributable to the
change in unrealized in unrealized losses relating to assets still held at June 30, 2013	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2013
Impaired loans (1)	$21,626	$-	$-	$21,626
Other real estate owned	$2,000	$-	$-	$2,000

December 31, 2012
Impaired loans (1)	$21,272	$-	$-	$21,272
Other real estate owned	$3,427	$-	$-	$3,427

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

	Level in Fair	June 30, 2013		December 31, 2012
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$48,962	$48,962	$41,824	$41,824
Short term investments	Level 2	197	197	197	197
Investment and mortgage-backed securities	Level 2	76,147	76,147	70,568	70,568
Non-agency mortgage-backed security	Level 3	1,758	1,758	2,018	2,018
FHLBI and FRB stock	Level 2	779	779	779	779
Loans, net	Level 3	159,865	161,258	168,422	169,365
Accrued interest income	Level 2	665	665	705	705

Financial liabilities:
Deposits	Level 2	$287,101	$283,595	$287,682	$287,749
Other borrowings	Level 2	163	163	148	148
Accrued interest expense	Level 2	87	87	93	93

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

8. Net Income per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan (see Note 9) is considered a participating security. As of December 31, 2012, all restricted shares granted under the LTIP had vested. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the three and six months ended June 30, 2012 the unvested restricted shares are not included in determining both basic and diluted earnings per share for the respective periods. The following presents basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted shares outstanding	457,435	457,413	457,435	457,408

Net income (loss) available to common shareholders	$215	$(89)	$2,705	$(43)
Basic and diluted net income (loss) per share	$0.47	$(0.19)	$5.91	$(0.09)

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

As of December 31, 2012, all restricted shares granted under the LTIP had vested and there was no unrecognized compensation cost related to nonvested stock awards. During the three and six months ended June 30, 2012, the total value of the awards which vested approximated $1,000 and $2,000, respectively.

10. Income Taxes

In the second quarter of 2013, the Corporation recorded $146,000 of federal income tax expense to increase its deferred tax valuation allowance due to the impact of additional unrealized net loss in the available for sale investment portfolio. Conversely, in the first quarter of 2013, the Corporation recorded $42,000 of federal income tax benefit to reduce its deferred tax valuation allowance related to the impact of additional unrealized gain in the available for sale investment portfolio.

No income tax expense was recognized on the Corporation’s pre-tax income for the three and six months ended June 30, 2013 due to the Corporation’s tax loss carryforward position. For the three and six months ended June 30, 2012, the Corporation recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during each respective period due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., Inc. a subsidiary. The following is a discussion of the Corporation’s regulatory condition, results of operations for the three and six month periods ended June 30, 2013 and 2012, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At June 30, 2013 and through the current date, the Bank’s capital ratios are and continue to be significantly below the minimum requirements imposed by the OCC. In light of the Bank’s significant losses since 2008 and deficient capital position at June 30, 2013, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in completing a recapitalization of the Corporation, as discussed in Note 2 to the Consolidated Financial Statements included within this Quarterly Report. See also the “Capital” and “Regulatory Enforcement Action” sections of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 8.7%, although improved from highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

Dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment, have resulted in and may continue to result in significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Additionally, capital and credit markets have experienced elevated levels of volatility and disruption in recent years. This market turmoil and tightening of credit have led to a lack of general consumer confidence and reduction in business activity. Although we have seen some stabilization and improvements in economic conditions, these factors continue to present a challenge to our recovery and profitability.

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the ability of the Bank to continue operating as a going concern. Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern. Although improved from March 31, 2013, our nonperforming assets remain elevated and comprise approximately 64% of our capital plus allowance for loan losses at June 30, 2013. As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in Southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent. Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

As fully described in Note 2, “Regulatory Matters and Going Concern”, of the consolidated financial statements included in the 2012 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives identified in its recovery plan to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to consistent profitability, or otherwise avoid further regulatory oversight or enforcement action. Any further declines in the Bank’s capital levels may result in more severe regulatory oversight or enforcement action by either the OCC or FDIC, including the possibility of regulatory receivership.

Consequently, there can be no assurance these efforts will improve the Bank’s financial condition. Further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose challenges on the Bank and are expected to adversely impact financial results.

It is against this backdrop that we discuss our financial condition and results of operations for the three and six months ended June 30, 2013 compared to the same periods in 2012.

Earnings	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)

Net income (loss)	$215	$(89)	$2,705	$(43)
Basic and diluted net income per share	$0.47	$(0.19)	$5.91	$(0.09)

Net income for the three months ended June 30, 2013, increased $304,000 compared to the same period last year. In the second quarter of 2013, the Bank recorded no provision for loan losses compared to $450,000 recorded in the same period last year, and noninterest expense decreased by $268,000. These positive variances were partially offset by a decrease in net interest income of $185,000 and a decrease in noninterest income of $83,000.

Net income for the six months ended June 30, 2013, increased $2.7 million compared to the same period last year. For the six months ended June 30, 2013, the provision for loan losses decreased $3.2 million and noninterest expense decreased by $43,000. These positive variances were partially offset by a decrease in net interest income of $280,000 and a decrease in noninterest income of $61,000.

Net Interest Income	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)

Interest and dividend income	$2,574	$2,804	$5,320	$5,718
Interest expense	231	276	466	584
Net Interest Income	$2,343	$2,528	$4,854	$5,134

Interest Yields and Costs

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield as follows:

	Three months ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.1	0.23%	$197	$0.1	0.23%
Securities: Taxable	81,243	262.3	1.29%	62,520	287.5	1.84%
Tax-exempt (1)	1,033	15.4	5.97%	1,215	18.9	6.20%
Commercial loans (2)(3)	142,777	2,022.2	5.60%	170,242	2,203.0	5.12%
Consumer loans (2)(3)	15,002	176.3	4.71%	14,152	177.6	5.05%
Mortgage loans (2)(3)	12,891	108.5	3.37%	14,125	131.2	3.71%
Total earning assets and total interest income	253,143	$2,584.8	4.05%	262,451	$2,818.3	4.26%
Cash and due from banks	39,032			24,170
All other assets	11,896			12,410
Allowance for loan losses	(9,620)			(12,059)
Total assets	$294,451			$286,972
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,927	$1.6	0.02%	$29,036	$1.3	0.02%
Savings	43,069	2.2	0.02%	42,355	2.4	0.02%
MMDA	39,115	40.4	0.41%	35,586	40.0	0.45%
Time deposits	81,165	186.8	0.92%	89,538	232.3	1.04%
Total interest bearing liabilities and total interest expense	194,276	231.0	0.48%	196,515	276.0	0.57%
Noninterest bearing deposits	87,483			81,582
All other liabilities	2,487			2,021
Shareholders' equity	10,205			6,854
Total liabilities and shareholders' equity	$294,451			$286,972
Interest spread			3.57%			3.69%
Net interest income-FTE		$2,353.8			$2,542.3
Net interest margin			3.68%			3.84%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $10.2 million and $21.7 million for the three months ended June 30, 2013 and 2012 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $36,000 and $18,000 for the three months ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.2	0.23%	$197	$0.2	0.23%
Securities: Taxable	82,599	531.9	1.28%	50,887	500.2	1.97%
Tax-exempt (1)	1,033	30.9	5.97%	1,250	39.0	6.24%
Commercial loans (2)(3)	145,707	4,206.9	5.74%	174,499	4,571.5	5.18%
Consumer loans (2)(3)	14,722	351.4	4.81%	14,290	360.5	5.07%
Mortgage loans (2)(3)	13,102	220.6	3.37%	14,388	274.5	3.81%
Total earning assets and total interest income	257,360	$5,341.9	4.13%	255,511	$5,745.9	4.46%
Cash and due from banks	35,998			32,320
All other assets	12,314			12,326
Allowance for loan losses	(10,663)			(12,460)
Total assets	$295,009			$287,697
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,749	$3.3	0.02%	$28,608	$3.0	0.02%
Savings	42,196	4.3	0.02%	41,550	4.9	0.02%
MMDA	39,826	84.2	0.43%	36,006	88.7	0.50%
Time deposits	81,506	374.1	0.93%	91,055	487.4	1.08%
Total interest bearing liabilities and total interest expense	194,277	465.9	0.48%	197,219	584.0	0.60%
Noninterest bearing deposits	89,487			81,705
All other liabilities	2,282			1,998
Shareholders' equity	8,963			6,775
Total liabilities and shareholders' equity	$295,009			$287,697
Interest spread			3.65%			3.86%
Net interest income-FTE		$4,876.0			$5,161.9
Net interest margin			3.77%			4.00%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $11.0 million and $22.4 million for the six months ended June 30, 2013 and 2012 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $58,000 and $32,000 for the six months ended June 30, 2013 and 2012.

Interest Earning Asset/Interest Income

On a tax equivalent basis, interest income decreased $234,000 (8.3%) in the second quarter of 2013 compared to the second quarter of 2012. The decrease was due to a decrease in the yield on average earning assets of 21 basis points combined with a decrease in average earning assets of $9.3 million (3.5%).

The average balance of securities increased $18.5 million (29.1%) in the second quarter of 2013 compared to the same period in 2012. The increase was due to $31.5 million of investment security purchases made from July 2012 through June 2013 funded by excess liquidity from run-off in the existing investment and loan portfolios. The yield on average security balances decreased 57 basis points in the second quarter of 2013 compared to the second quarter of 2012 due to comparatively lower yields on new securities acquired.

Loan average balances decreased $27.8 million (14.0%) in the second quarter of 2013 compared to the same period last year and the average yield increased 35 basis points. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $27.5 million (16.1%) in the second quarter of 2013 compared to 2012 while the yield increased 48 basis points. Compared to the same prior year period, the increase in commercial loan yield was attributable to a $138,000 increase in interest income recognized on the payoff of nonaccrual loans and/or loans that were previously on nonaccrual status. Commercial loan yield also increased due to additional interest income recognized under the effective yield method for certain accruing loans that were previously on nonaccrual status. Commercial loans have continued to decrease due to receipt of scheduled payments, pay-offs received from borrowers, pay-offs from borrowers’ refinancing with other financial institutions and limited new loan originations. It is possible that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) may further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

For the first six months of the year, tax equivalent interest income decreased $404,000 (7.0%) compared to the same period of 2012. This was due to a decrease in yield on average earning assets 33 basis points partially offset by an increase in the average earning assets of $1.8 million (0.7%).

The average balance of securities increased $31.5 million (60.4%) for the first six months of 2013 compared to 2012. As noted above, this increase was due to the gradual investment of a portion of the Corporation’s excess on-balance sheet liquidity into earning assets. The yield on average security balances decreased 72 basis points for the first six months of 2013 compared to 2012 due to the recent purchases of lower yielding securities in the current rate environment.

Loan average balances decreased $29.6 million (14.6%) in the first six months of 2013 compared to 2012 and the average yield increased 40 basis points. The largest decline in terms of average balances was in commercial loans, which decreased $28.8 million (16.5%) combined with an increase in yield of 56 basis points in the first six months of 2013 compared to 2012. Average balances decreased primarily due to receipt of scheduled payments, pay-offs, and limited new loan originations.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the second quarter of 2013 decreased $45,000 (16.3%) compared to the second quarter of 2012. This was the result of lower interest rates paid on deposits of 9 basis points combined with lower average deposit balances of $2.2 million (1.1%).

Interest expense on deposits for the first six months of 2013 decreased $118,000 (20.2%) compared to 2012. This was the result of lower interest rates paid on deposits of 12 basis points combined with lower average deposit balances of $2.9 million (1.5%).

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $127.1 million at June 30, 2013 or about 42.5% of total assets. This compares to $114.6 million or about 38.6% of total assets at December 31, 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $30.1 million at June 30, 2013 and $30.7 million at December 31, 2012. The Bank had limited (non-core) brokered deposits of approximately $1.1 million at June 30, 2013 and December 31, 2012, respectively. Due to the Bank’s capital classification as “significantly undercapitalized” at June 30, 2013, these brokered deposits may not be renewed or additional brokered deposits issued without prior approval of the FDIC. See the “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at June 30, 2013 noted above, investment securities with a fair value of approximately $73.2 million were pledged primarily for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis and to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At June 30, 2013, the Bank had a $30.0 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had an $8.4 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At June 30, 2013, the Bank had no borrowings outstanding against these lines of credit. In addition, during 2013, the Bank had no short-term borrowings on these lines of credit, or from other sources, for liquidity needs or other purposes.

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

Below shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of June 30, 2013:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$62,431	$52,621	$53,790	$506	$169,348
Securities	501	2,862	19,017	56,304	78,684
Short term investments	197	-	-	-	197
Total assets	$63,129	$55,483	$72,807	$56,810	$248,229

Liabilities:
NOW, savings, and MMDA	$-	$-	$82,678	$30,964	$113,642
Time deposits	15,706	39,023	26,684	29	81,442
Total liabilities	$15,706	$39,023	$109,362	$30,993	$195,084

Rate sensitivity GAP:
GAP for period	$47,423	$16,460	$(36,555)	$25,817
Cumulative GAP	47,423	63,883	27,328	53,145

June 30, 2013 cumulative sensitive ratio	4.02	2.17	1.17	1.27
December 31, 2012 cumulative sensitive ratio	1.52	1.71	1.94	1.32

Core non-maturity deposits such as NOW, savings and MMDA are an important stable source of funding and represent significant value to the Corporation. Although these deposits may re-price earlier than what is shown in the preceding table, they are generally less rate sensitive than other non-core funding sources. Allocations for our core non-maturity deposits are made to time periods based on a core deposit study which was performed by a third-party specialist based on the Corporation's historical experience.

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 217% asset sensitive at June 30, 2013.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 2.0% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 8.9% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

Loans

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)

Provision for loan losses	$-	$450	$(2,250)	$900

In the second quarter of 2013 no provision for loan loss was recorded compared to $450,000 of provision expense recognized in the same prior year period. For the six months ended June 30, 2012, the Bank recognized negative provision expense of $2.3 million compared to $900,000 during the same period in 2012. In general, the reduced 2013 provision expense reflects decreasing trends in the levels of existing and newly identified nonperforming loans, gradual stabilization in real estate values for certain problem credits, and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago. In addition, consistent with the improved portfolio trends, continued improvement in our rolling 12 quarter loss history correlates with the current overall level of allowance and related provision expense relative to the prior comparative periods. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs exit the rolling 12 quarter look back period, it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio.

Loan charge offs for the six months ended June 30, 2013 totaled $383,000 compared to $2.4 million recognized during the same prior year period. The 2012 charge offs included approximately $539,000 of protective advances paid by the Bank to protect its interest in collateral scheduled for tax sale. The remaining 2012 charge offs related primarily to collateral liquidation shortfalls on then existing impaired loans and management’s determination of certain borrowers’ inability to support future cash flow projections. Based on remediation plans for our remaining problem loans at June 30, 2013, including those previously charged-down for collateral deficiencies, and an assessment of current risks impacting the overall portfolio, management believes that the general rate of decline in real estate values has slowed and may portend a continued decrease in future charge offs.

Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses in its determination that no provision expense was required for the three months ended June 30, 2013 and determination of the adequacy of the $9.5 million allowance for loan losses at June 30, 2013.

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

The following table shows the balance and percentage composition of loans as of:

	June 30, 2013		December 31, 2012
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$19,219	11.3%	$19,782	11.0%
Residential home equity/other junior liens	10,086	5.9%	10,040	5.6%
Construction, land development and other land	6,971	4.1%	8,741	4.8%
Commercial (nonfarm, nonresidential)	114,604	67.6%	120,617	66.9%
Commercial	12,845	7.6%	16,112	8.9%
Consumer and Other	5,823	3.4%	5,103	2.8%
Total gross loans	169,548	100.0%	180,395	100.0%
Net unearned fees	(200)		(204)
Total Loans	$169,348		$180,191

The loan portfolio decreased $10.8 million (6.0%) in the six months ended June 30, 2013. The decrease was experienced predominately within the commercial real estate portfolio (i.e. owner occupied and nonowner occupied) which decreased $6.0 million primarily due to two borrower relationships aggregating to approximately $5.1 million being refinanced with other financial institutions in the first quarter of 2013. Other decreases in this portfolio segment resulted from customer pay-downs and pay-offs and the receipt of scheduled payments. Further decreases in the loan portfolio included declines in commercial loans of $3.3 million (20.3%), loans secured by consumer real estate of $517,000 (1.7%), and construction, land development, and other land loans of $1.8 million (20.2%). These additional decreases were primarily attributable to receipt of scheduled payments from borrowers coupled with limited loan growth experienced to date in 2013 resulting from limited loan demand and limited lending opportunities to qualified, credit worthy borrowers.

Loans secured by residential first mortgages decreased $563,000 (2.9%) as the residential mortgage loan portfolio experienced runoff from scheduled payments and payoffs. Despite continued relatively attractive mortgage rates in 2013, residential loan originations were limited due to the Bank’s lack of an in-house residential lending program and reliance on a third-party for residential mortgage origination services. In addition, the impact of weakened real estate values in the residential housing market continues to suppress residential lending activity.

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

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At June 30, 2013, December 31, 2012 and June 30, 2012, there were $8.7 million, $10.2 million and $12.2 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Loans and Assets:	June 30, 2013	December 31, 2012	June 30, 2012
	(dollars in thousands)
Nonaccrual loans	$10,338	$12,839	$21,027
Loans past due 90 days and still accruing	-	201	86
Total nonperforming loans	10,338	13,040	21,113
Other real estate	2,000	3,427	3,331
Total nonperforming assets	$12,338	$16,467	$24,444

Nonperforming loans as a percent of total loans	6.10%	7.24%	10.97%
Allowance for loan losses as a percent of nonperforming loans	91.73%	90.25%	57.61%
Nonperforming assets as a percent of total loans and other real estate	7.20%	8.97%	12.48%

Nonaccrual loans at June 30, 2013 decreased $2.5 million (19.5%) from December 31, 2012 and $10.7 million (50.8%) from June 30, 2012. The net decrease from December 31, 2012 resulted from the combination of approximately $2.5 million of loans upgraded to accrual status based on demonstration of both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, approximately $1.2 million of continued payments and/or payoffs, approximately $1.5 million of newly identified nonperforming loans, chargeoffs of $167,000 and transfer of one loan for $86,000 to other real estate owned. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of June 30, 2013, approximately $6.7 million (64.54%) of nonperforming loans are making scheduled payments. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $2.0 million at June 30, 2013 compared to $3.4 million at December 31, 2012. Through the second quarter of 2013, proceeds of $1.6 million were received on disposition of OREO properties resulting in net gain of $120,000. In addition, four valuation write-downs totaling $74,000 were recognized to reflect fair value adjustments based on current appraisals and/or management’s determination of further impairment based on market conditions. There was one new property transferred into OREO during the second quarter of 2013. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

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

At June 30, 2013, impaired loans totaled approximately $23.1 million, of which $14.9 million were assigned a specific reserve of $1.5 million. Impaired loans without specific reserve allocations totaled $8.2 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a TDR. Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price.

Of the impaired loans reported at June 30, 2013, $8.3 million were on nonaccrual status, based on management’s assessment using criteria discussed above and $15.6 million are commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	June 30, 2013			December 31, 2012
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)
Current	$15,733	$6,956	$22,689	$13,087	$8,338	$21,425
Past due 30-89 days	-	929	929	-	163	163
Past due 90 days or more	-	865	865	201	1,718	1,919
Total troubled debt restructurings	$15,733	$8,750	$24,483	$13,288	$10,219	$23,507

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

Allowance for Loan Losses

The allowance for loan losses at June 30, 2013 was $9.5 million compared to $11.8 million at December 31, 2012, a decrease of $2.3 million. The allowance for loan losses represented 5.60% and 6.53% of gross loans at June 30, 2013 and December 31, 2012 and provided a coverage ratio to nonperforming loans of 91.73% and 90.25% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Relative to conditions faced by the Bank as recently as one-year ago, combined with the successive decreasing quarterly trends experienced in the levels of existing and newly identified nonperforming loans, the gradual stabilization of real estate values securing certain problem credits, the continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, the allowance for loan loss calculation and analysis at June 30, 2013 supported our determination of the overall level of allowance and related provision expense relative to prior quarters. Management believes that it is reasonably likely that future negative provision expense may be required to reduce the overall level of the allowance based on the continuation of existing portfolio trends and the anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $2.3 million negative provision for loan losses in the first six months of 2013 and resulting $9.5 million allowance as of June 30, 2013 were appropriate.

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

Although updated appraisals received during more recent quarters indicated that property values for collateral on our impaired loans continue to be depressed, the appraisals did not reflect the extent of value erosion relative to that experienced in prior quarters. However, at present, the weak Michigan economy and elevated unemployment levels continue to dampen signs of economic recovery in our market area. Consequently, we have continued to allocate reserves for these risk and uncertainties, resulting in reserves above normal levels.

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

Our loss factors are determined based on our actual loss history by portfolio segment and loan grade and are adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the portfolio at the analysis date. We use a rolling 12 quarter net loss history as the base for our computation which is weighted to give emphasis to more recent quarters.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at June 30, 2013, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2013 decreased $83,000 (11.3%) and $61,000 (4.1%), respectively, compared to the same periods in 2012. The components of noninterest income are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Service charges and fees on deposits	$244	$378	$611	$753
Other fees	312	311	600	629
Trust income	37	46	79	91
Other	56	(3)	119	(3)
Total	$649	$732	$1,409	$1,470

For the three months ended June 30, 2013, service charges on deposits and other fee income decreased $133,000 compared to the same period last year. The decrease in service charges and fees on deposit accounts primarily resulted from no longer recognizing overdraft and NSF fee income on customers with nonaccrual and/or previously charged off loan relationships. Other fees decreased due to lower check printing fees, residential mortgage late fees, safe deposit fees and merchant discount fees. Trust income decreased $9,000 due to continued run-off in the number of customer accounts and lower average customer account balances coupled with limited new business opportunities. Other income represents rental income from tenants in two commercial OREO properties that were transferred into OREO at December 31, 2012.

For the six months ended June 30, 2013, service charges on deposits and other fee income decreased $171,000 compared to the same period last year. Service charges and fees on deposit accounts decreased for the reason noted above. Other fees decreased due to lower ATM network income and check printing fees partially offset by higher commercial and consumer loan fees. Trust income decreased due to continued run-off as noted above. Other income increased as noted above.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2013 decreased $268,000 (9.2%) and $43,000 (0.7%) compared to the same periods in 2012. The components of noninterest expense are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Salaries and employee benefits	$1,154	$1,233	$2,630	$2,475
Occupancy expense	213	172	463	403
Equipment expense	87	82	167	175
Professional and service fees	436	456	831	846
Loan collection and foreclosed property expense	82	168	165	287
Computer service fees	111	112	225	225
Computer software amortization expense	10	5	18	62
FDIC assessment fees	253	252	509	503
Insurance expense	130	148	261	294
Printing and supplies	43	57	86	92
Director fees	-	20	-	40
Net loss on sale/writedown of OREO and repossessions	(90)	13	(46)	19
Other	202	181	395	326
Total	$2,631	$2,899	$5,704	$5,747

The most significant component of our noninterest expense is salaries and employee benefits. In the first half of 2013, the increase in salaries and employee benefits resulted primarily from additional staffing in our loan and credit departments. These hires were made to ensure the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality. Partially offsetting these salary increases, the Bank incurred minimal contract payroll expense in 2013 relative to 2012.

Occupancy expense increased primarily due to the colder weather, additional snow removal costs and higher property taxes experienced in 2013 compared to 2012. Equipment expense decreased in 2013 due to reduced equipment and vehicle maintenance costs.

To date in 2013, professional and service fees decreased from 2012 levels primarily due to capitalization of certain legal fees related to the Corporation’s capital raise and reduced audit and accounting fees. These were partially offset by higher online bill pay expense as a result of more customers utilizing our online web banking product to pay their bills than in the prior year.

Loan collection and foreclosed property expense include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. Other real estate expense was elevated in 2012 due to the Bank’s possession and management (via court appointed receivership) of two hotel properties, both of which were sold by late 2012. In addition, the Bank has experienced reduced appraisal fee expense in 2013 due to fewer problem loans and OREO properties relative to the same periods in 2012.

FDIC assessments, while comparable to prior year expense, remain elevated due to the Bank’s continued troubled financial and regulatory condition.

Insurance expense is lower in 2013 compared to 2012 due to lower premiums negotiated with policy renewals in late 2012.

During the six months ended June 30, 2013, the Bank sold five OREO properties for a net gain of $120,000 and recorded valuation write downs/reserves on four OREO properties totaling $74,000.

Other expenses increased in the first six months of 2013 primarily due to community contributions exceeding prior year levels for the Bank’s support of community activities/initiatives and business development efforts. Advertising expense increased due to new initiatives intended to increase the Bank’s visibility in the local market. Postage, education, NSF checks and other losses and telephone expenses were also higher compared to the same prior year period. These were partially offset by a decrease in back office losses as (debit and ATM) fraud losses declined from the same prior year period.

Federal Income Tax Expense

We recorded no federal income tax expense on the Corporation’s pre-tax income for the three and six months ended June 30, 2013 due to the Corporation’s tax loss carry forward position. Due to the uncertainty of generating future taxable income necessary to realize the recorded net deferred tax asset, the Corporation has recorded a valuation allowance against the tax benefit related to its cumulative pre-tax losses.

In the three and six months ended June 30, 2013, the Corporation recorded federal income tax expense to increase its deferred tax valuation allowance established on previously recorded net deferred tax assets. The increase in the deferred tax valuation allowance was necessary to offset the deferred tax impact of the available for sale investment portfolio moving from a net unrealized gain to a net unrealized loss position.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$12,826	6.50%	$15,791	8.00%	$19,738	10.00%
FNBH Bancorp	12,452	6.25%	15,928	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,268	5.20%	7,895	4.00%	11,843	6.00%
FNBH Bancorp	9,872	4.96%	7,964	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,268	3.49%	11,776	4.00%	14,719	5.00%
FNBH Bancorp	9,872	3.35%	11,778	4.00%	N/A	N/A

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$10,195	5.02%	$16,240	8.00%	$20,300	10.00%
FNBH Bancorp	9,822	4.84%	16,240	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,540	3.71%	8,120	4.00%	12,180	6.00%
FNBH Bancorp	7,167	3.53%	8,120	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,540	2.58%	11,686	4.00%	14,608	5.00%
FNBH Bancorp	7,167	2.45%	11,686	4.00%	N/A	N/A

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

On September 24, 2009, the Bank consented to the issuance of a Consent Order (the “Consent Order”) with the OCC. Pursuant to the Consent Order, the Bank was required to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 22, 2010. At June 30, 2013 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s deficient capital position at June 30, 2013, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital. In addition and as a result of noncompliance with certain terms of the Consent Order, the Bank is categorized as “significantly undercapitalized” for Prompt Corrective Action purposes, as described in Note 2 of the 2012 Annual Report contained in the Corporation’s report on Form 10-K filing. The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to significantly undercapitalized to critically undercapitalized.

Please see Note 2 to the Consolidated Financial Statements included within this Quarterly Report for information on the Corporation's ongoing efforts to complete a recapitalization of the Corporation in order to restore the Bank's capital. As described in that Note 2, the ability of the Corporation to complete a recapitalization is uncertain.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation in the form of loans to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and successful completion of the pending capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Even if available, such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. The holding company incurred pre-tax expenses totaling approximately $22,000 and $71,000 for the six month periods ended June 30, 2013 and 2012, respectively.

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

In addition to the requirements of the Consent Order, the OCC issued a letter to the Bank in 2012 that requires the Bank to obtain the approval of the OCC prior to undertaking certain investments and other transactions that exceed $500,000. This additional requirement may result in the Bank being unable to pursue transactions it otherwise believes will be profitable or in the best interests of the Bank. Even if the Bank is not prohibited from pursuing a particular transaction, this additional requirement will increase the time and cost necessary for the Bank to complete the transaction.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000 at June 30, 2013 and December 31, 2012, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2013 and December 31, 2012, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

The FASB has issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassification out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in the ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. For public entities, the amendments in the ASU are effective prospectively for reporting periods beginning after December 15, 2012. Based on the nature and amount of the Corporation’s reported comprehensive income for the three and six months periods ended June 30, 2013 and 2012, respectively, the impact of adoption of the ASU by the Corporation was not material.

Recent Legislative Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Uncertainty remains as to the ultimate impact of this law, which could have a material adverse impact either on the financial services industry as a whole or on the Corporation’s and Bank’s business, results of operations and financial condition. This federal law contains a number of provisions that could affect the Corporation and the Bank. For example, the law:

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

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. In July 2013, the Federal Reserve and the OCC each approved final rules that establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. These new rules impose higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The new capital requirements will be phased in over time. The U.S. implementation of these standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented. However, the ultimate impact of these new rules on the Corporation and the Bank is still being reviewed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the market risk faced by the Corporation since December 31, 2012. For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Disclosure Controls”). The Disclosure Controls are designed to allow the Corporation to reach a reasonable level of assurance that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of the Corporation’s management, including the chief executive officer and the chief financial officer. Based upon the Controls Evaluation and subsequent discussions, the chief executive officer and chief financial officer have concluded that as of June 30, 2013, the Corporation’s Disclosure Controls were effective at a reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2013 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended June 30, 2013, except as may have been previously disclosed by the Corporation in a Current Report on Form 8-K.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Securities Purchase Agreement, dated June 12, 2013, by and between the Corporation and Stanley B. Dickson, Jr.

10.2	Form of Subscription Agreement entered into by the Corporation and various accredited investors, effective August 7, 2013.

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date: August 14, 2013

