Form 10-Q
period 2013-09-30
FNBH BANCORP INC
filed 2013-11-14
CIK 943119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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
Shares of the Corporation’s Common Stock (no par value) were outstanding as of November 14, 2013.

TABLE OF CONTENTS

		Page
		Number

Part I Financial Information (unaudited)

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	1
	Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012	2
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended
	September 30, 2013 and 2012	3
	Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5
	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34

Part II. Other Information

Item 1A	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	35

Signatures		36

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood, timing, and terms of our ability to raise new capital; descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our subsidiary bank’s ability to achieve or maintain certain regulatory capital standards; our expectation that we will have or be able to obtain sufficient cash to meet expected obligations; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

⋅      our ability to successfully raise new capital and/or our ability to implement our capital restoration and recovery plan;
⋅      our ability to continue as a going concern in light of the uncertainty regarding the extent and timing of possible future regulatory enforcement action against our subsidiary bank;
⋅     the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
⋅      our ability to comply with the various requirements imposed by the regulatory Consent Order against our bank;
⋅     the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
⋅      the ability of our bank to attain and maintain certain regulatory capital standards;
⋅     limitations on our ability to access and rely on wholesale funding sources;
⋅      the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and
⋅     implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risk our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Part I  –    Financial Information
Item 1.      Financial Statements
FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except share amounts)
Assets
Cash and due from banks	$60,832	$41,824
Short term investments	198	197
Total cash and cash equivalents	61,030	42,021

Investment securities:
Investment securities available for sale, at fair value	72,162	72,586
FHLBI and FRB stock, at cost	779	779
Total investment securities	72,941	73,365

Loans held for investment:
Commercial	138,791	152,152
Consumer	15,985	14,582
Real estate mortgage	12,331	13,457
Total loans held for investment	167,107	180,191
Less allowance for loan losses	(9,168)	(11,769)
Net loans held for investment	157,939	168,422
Premises and equipment, net	7,354	7,211
Other real estate owned, held for sale	690	3,427
Accrued interest and other assets	1,845	2,425
Total assets	$301,799	$296,871

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$96,523	$95,779
NOW	30,278	29,501
Savings and money market	83,367	79,566
Time deposits	79,175	81,716
Brokered certificates of deposit	1,122	1,120
Total deposits	290,465	287,682
Other borrowings	188	148
Accrued interest, taxes, and other liabilities	2,001	1,672
Total liabilities	292,654	289,502

Shareholders' Equity
Preferred stock, no par value. Authorized 30,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 11,000,000 shares at September 30, 2013 and December 31, 2012; 455,115 shares issued and outstanding at September 30, 2013 and 454,327 shares issued and outstanding at December 31, 2012.	7,321	7,202
Retained earnings (deficit)	2,446	(496)
Deferred directors' compensation	342	461
Accumulated other comprehensive income (loss)	(964)	202
Total shareholders' equity	9,145	7,369
Total liabilities and shareholders' equity	$301,799	$296,871

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,345	$2,433	$7,112	$7,624
Interest and dividends on investment securities:
Agency securities and CMOs	257	269	772	757
Obligations of states and political subdivisions	12	11	35	37
Other securities	6	6	20	18
Interest on short term investments	1	-	2	2
Total interest and dividend income	2,621	2,719	7,941	8,438
Interest expense	232	263	698	847
Net interest income	2,389	2,456	7,243	7,591
Provision for loan losses	-	300	(2,250)	1,200
Net interest income after provision for loan losses	2,389	2,156	9,493	6,391
Noninterest income:
Service charges and other fee income	687	691	1,898	2,073
Trust income	36	43	115	134
Loss on available for sale securities	-	-	-	(3)
Other	12	24	131	24
Total noninterest income	735	758	2,144	2,228
Noninterest expense:
Salaries and employee benefits	1,344	1,250	3,974	3,725
Net occupancy expense	222	187	685	590
Equipment expense	88	77	255	252
Professional and service fees	433	404	1,264	1,250
Loan collection and foreclosed property expenses	88	175	253	462
Computer service fees	123	109	348	334
Computer software amortization expense	11	9	29	71
FDIC assessment fees	263	257	772	760
Insurance	131	150	392	445
Printing and supplies	35	36	121	128
Director fees	-	21	-	61
Net gain on sale/writedown of OREO and repossessions	(29)	(23)	(75)	(4)
Other	178	163	573	489
Total noninterest expense	2,887	2,815	8,591	8,563
Income before federal income taxes	237	99	3,046	56
Federal income tax expense (benefit)	-	(19)	104	(19)
Net income	$237	$118	$2,942	$75

Per share statistics:
Basic and diluted EPS	$0.52	$0.26	$6.43	$0.16
Basic and diluted average shares outstanding	457,435	460,191	457,435	459,750

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2013 and 2012

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$237	$118	$2,942	$75
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(527)	193	(1,166)	258
Less: reclassification adjustment for loss recognized in earnings	-	-	-	3
Other comprehensive income (loss)	(527)	193	(1,166)	261
Comprehensive income (loss)	$(290)	$311	$1,776	$336

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2012	$7,082	$(825)	$577	$(224)	$6,610
Earned portion of long term incentive plan	2				2
Issued 774 shares for deferred directors' fees	116		(116)		-
Net income		75			75
Other comprehensive income				261	261
Balances at September 30, 2012	7,200	(750)	461	37	6,948

Balances at January 1, 2013	7,202	(496)	461	202	7,369
Issued 788 shares for deferred directors' fees	119		(119)		-
Net income		2,942			2,942
Other comprehensive loss				(1,166)	(1,166)
Balances at September 30, 2013	$7,321	$2,446	$342	$(964)	$9,145

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$2,942	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,250)	1,200
Depreciation and amortization	334	361
Deferred income tax expense (benefit)	104	(19)
Net amortization on investment securities	884	596
Loss on sale of available for sale securities	-	3
Earned portion of long term incentive plan	-	2
Net gain on sale/writedown of OREO and repossessions	(75)	(4)
Decrease (increase) in accrued interest income and other assets	564	(95)
Increase (decrease) in accrued interest, taxes, and other liabilities	329	(73)
Net cash provided by operating activities	2,832	2,046
Cash flows from investing activities
Purchases of available for sale securities	(20,684)	(61,540)
Proceeds from the sales of available for sale securities	-	247
Proceeds from maturities and calls of available for sale securities	3,000	6,990
Proceeds from mortgage-backed securities paydowns - available for sale	15,953	8,691
Proceeds from sale of OREO and repossessions	2,899	647
Net decrease in loans	12,647	19,229
Capital expenditures	(461)	(118)
Net cash used in investing activities	13,354	(25,854)
Cash flows from financing activities:
Net increase in deposits	2,783	13,482
Proceeds from other borrowings	40	79
Net cash used in financing activities	2,823	13,561
Net change in cash and cash equivalents	19,009	(10,247)
Cash and cash equivalents at beginning of year	42,021	50,217
Cash and cash equivalents at end of period	$61,030	$39,970

Supplemental disclosures:
Interest paid	$707	$880
Loans transferred to other real estate owned	86	619
Loans charged off	859	3,617

See accompanying notes to interim consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2012 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

2. Financial Condition and Management’s Plan
In light of the Bank’s significant losses since 2008, insufficient capital position at September 30, 2013 and noncompliance with a regulatory capital directive stipulated under a former Consent Order dated September 24, 2009 and new Consent Order executed on October 31, 2013 (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), management believes it is reasonable that further regulatory enforcement action may occur if the capital raise described below is not completed or the Corporation is unable to effect another recapitalization within the relatively near future. Management continues to pursue initiatives identified in its recovery plan to achieve full compliance with all requirements of the Consent Order in order to mitigate the impact of the regulatory challenges. In addition, execution of the recovery plan includes implementation of measures necessary to position the Bank to overcome current economic challenges. Management’s recovery plan is detailed in Note 2 of the consolidated financial statements included in the 2012 Annual Report within the Corporation’s Form 10-K filing.

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

In a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013, the Corporation disclosed its acceptance of subscription agreements pursuant to which the Corporation has agreed to sell shares of a new series of mandatorily convertible preferred stock of the Corporation (the “Preferred Stock”) in exchange for approximately $17.1 million in cash from investors, subject to satisfaction of certain closing conditions. As structured, the Preferred Stock will be convertible into shares of the Corporation’s common stock at a rate reflecting a price per share of common stock of $0.70, subject to certain anti-dilution adjustments. The conversion into common stock will take place automatically upon the approval by the Corporation’s shareholders of additional shares of authorized common stock. Until converted into common stock, the Preferred Stock will have terms that will be substantially identical to the terms applicable to the outstanding common stock with respect to dividends, distributions, voting, and other matters. For matters submitted to a vote of the holders of the Corporation’s common stock, including the proposal to authorize additional shares of common stock, the Preferred Stock will vote with the common stock, as a single class, as if the Preferred Stock was already converted into common stock.

The closing of this new private placement offering (“Capital Raise”) is subject to material conditions, including a requirement to obtain the approval of the Federal Reserve and compliance by one or more investors with federal law applicable to the acquisition of "control" of a bank holding company. The Corporation believes these conditions have been satisfied. The Corporation currently expects to close the Capital Raise by year-end 2013, however there is no assurance this will take place at such time or at all.

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

Even if the Corporation is successful in closing the Capital Raise, the net proceeds from the Capital Raise are not expected to be sufficient to enable the Bank to meet the minimum capital ratios required by the Consent Order. In addition, even if the Bank is able to meet the minimum capital ratios following the closing of a recapitalization of the Corporation, it is possible that further losses at the Bank could cause its capital to once again fall below such minimum ratios. In any event, even if the Corporation closes a recapitalization of sufficient size to bring the Bank into compliance with the minimum capital ratios of the Consent Order, the Corporation currently expects that the Bank will continue to be subject to the Consent Order or some other regulatory enforcement action for some period following the closing of a recapitalization while the Bank works to comply with the provisions of the Consent Order and demonstrate a period of performance within the requirements of the Consent Order. Moreover, until the Bank’s regulatory condition improves and the Consent Order is modified, the Company’s financial performance will continue to be negatively impacted as a result of the additional costs and expenses associated with a formal enforcement action against the Bank.

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

3. Securities
Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2013
Obligations of state and political subdivisions	$1,794	$11	$(3)	$1,802
Mortgage-backed/CMO	71,283	123	(1,522)	69,884
Preferred stock(1)	49	427	-	476
Total available for sale	$73,126	$561	$(1,525)	$72,162

December 31, 2012
Obligations of state and political subdivisions	$1,534	$46	$-	$1,580
U.S. agency	3,000	7	-	3,007
Mortgage-backed/CMO	67,697	349	(184)	67,862
Preferred stock(1)	49	88	-	137
Total available for sale	$72,280	$490	$(184)	$72,586

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

At September 30, 2013, the Corporation had one mortgage-backed security which has been impaired for more than twelve months. At December 31, 2012, there was one non-agency mortgage-backed security impaired for more than twelve months.

A summary of the par value, book value, carrying value (fair value) and unrealized loss for the non-agency mortgage-backed security is presented below:

	September 30, 2013		December 31, 2012
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)
Par value	$1,788	100.00%	$2,387	100.00%
Book value	1,580	88.37%	2,097	87.82%
Carrying value	1,623	90.77%	2,018	84.51%
Unrealized gain (loss)	43	2.40%	(79)	-3.31%

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

	September 30, 2013	December 31, 2012
Weighted average remaining credit score (based on original FICO)	738	738
Primary location of underlying loans:
California	71%	72%
Florida	3%	4%
Other	26%	24%
Delinquency status of underlying loans:
Past due 30-59 days	3.05%	2.70%
Past due 60-89 days	2.42%	2.62%
Past due 90 days or more	10.38%	8.03%
In process of foreclosure	3.07%	3.58%
Held as other real estate owned	0.68%	0.75%

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

	September 30, 2013	December 31, 2012
Voluntary repayment rate (CRR)	13.27%	10.14%
Default rates:
Within next 24 months	7.86%	6.87%
Decreasing to (by month 37)	3.77%	3.15%
Decreasing to (by month 215)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	45.10%	50.70%
Per annum decrease in loss rate (Years 2 - 11)	3.50%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	6.00%	7.00%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.00%	0.02%

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

At September 30, 2013, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At September 30, 2013 the non-agency mortgage-backed security was in an unrealized gain position of approximately $43,000 and at December 31, 2012, the unrealized (non-credit) loss on the security was determined to be approximately $79,000, using the valuation methodology and applicable inputs and assumptions described above.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	losses	Fair Value	losses	Fair Value	losses	Fair Value
	(in thousands)
September 30, 2013
Obligations of state and political subdivisions	$(3)	$461	$-	$-	$(3)	461
Mortgage-backed/CMO	(1,466)	54,706	(56)	1,489	(1,522)	56,195
Total	$(1,469)	$55,167	$(56)	$1,489	$(1,525)	$56,656

December 31, 2012
Mortgage-backed/CMO	$(105)	$13,448	$(79)	$2,018	$(184)	$15,466

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized	Approximate	Amortized	Approximate Fair
	Cost	Fair Value	Cost	Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	762	761	500	501
Maturing after five years but within ten years	305	309	3,305	3,323
Maturing after ten years	776	1,208	778	900
	$1,843	$2,278	$4,583	$4,724
Mortgage-backed/CMO securities	71,283	69,884	67,697	67,862
Totals	$73,126	$72,162	$72,280	$72,586

Proceeds from at-par calls of securities totaled $3.0 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $67.8 million at September 30, 2013 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $22.3 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2012, the amortized cost of pledged investment securities totaled $69.1 million of which $25.4 million of securities was pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at September 30, 2013 and December 31, 2012. The Bank’s investment in FRB stock, which totaled $44,000 at September 30, 2013 and December 31, 2012, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer.

4. Loans
The recorded investment in portfolio loans consists of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Commercial	$13,592	$16,112
Commercial real estate:
Construction, land development, and other land	6,224	8,741
Owner occupied	51,378	51,202
Nonowner occupied	61,349	69,415
Consumer real estate:
Commercial purpose	6,461	6,911
Mortgage - Residential	13,212	14,604
Home equity and home equity lines of credit	8,934	8,307
Consumer and Other	6,142	5,103
Subtotal	167,292	180,395
Unearned income	(185)	(204)
Total Loans	$167,107	$180,191

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $125,000 at September 30, 2013 and $116,000 at December 31, 2012, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $4.0 million at September 30, 2013 and $4.3 million at December 31, 2012.

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

Activity in the allowance for loan losses by portfolio segment for three and nine months ended:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
Three months ended
September 30, 2013
Allowance for loan losses:
Beginning balance	$770	$6,803	$1,733	$177	$9,483
Charge offs	-	(435)	(20)	(20)	(475)
Recoveries	60	55	24	21	160
Provision	(187)	636	(455)	6	-
Ending balance	$643	$7,059	$1,282	$184	$9,168

September 30, 2012
Allowance for loan losses:
Beginning balance	$674	$9,326	$2,071	$91	$12,162
Charge offs	(64)	(920)	(245)	(23)	(1,252)
Recoveries	138	386	12	19	555
Provision	128	56	81	35	300
Ending balance	$876	$8,848	$1,919	$122	$11,765

Nine months ended
September 30, 2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	(164)	(523)	(83)	(89)	(859)
Recoveries	114	67	243	84	508
Provision	(215)	(1,167)	(914)	46	(2,250)
Ending balance	$643	$7,059	$1,282	$184	$9,168

September 30, 2012
Allowance for loan losses:
Beginning balance	$636	$9,113	$2,680	$261	$12,690
Charge offs	(304)	(2,616)	(607)	(90)	(3,617)
Recoveries	250	1,066	116	60	1,492
Provision	294	1,285	(270)	(109)	1,200
Ending balance	$876	$8,848	$1,919	$122	$11,765

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$14	$2,621	$141	$-	$2,776
Collectively evaluated for impairment	629	4,438	1,141	184	6,392
Total allowance for loan losses	$643	$7,059	$1,282	$184	$9,168

Recorded investment in loans:
Individually evaluated for impairment	$241	$19,597	$1,932	$-	$21,770
Collectively evaluated for impairment	13,351	99,354	26,675	6,142	145,522
Total recorded investment in loans	$13,592	$118,951	$28,607	$6,142	$167,292

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$49	$1,245	$377	$-	$1,671
Collectively evaluated for impairment	859	7,437	1,659	143	10,098
Total allowance for loan losses	$908	$8,682	$2,036	$143	$11,769

Recorded investment in loans:
Individually evaluated for impairment	$710	$19,853	$2,380	$-	$22,943
Collectively evaluated for impairment	15,402	109,505	27,442	5,103	157,452
Total recorded investment in loans	$16,112	$129,358	$29,822	$5,103	$180,395

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

•
RATING 5 (Satisfactory - Acceptable – Monitor) -These loans are characterized by borrowers who have marginal, but adequate cash flow, marginal profitability, but currently have been meeting the obligations of their loan structure. However, adverse changes in the borrower’s circumstances and/ or current economic conditions are more likely to impair their capacity for repayment. The borrower has in the past satisfactorily handled debts with the Bank, but may be experiencing some minor delinquency in making payments, or other signs of temporary cash flow issues. Borrower may be experiencing declining margins or other negative financial trends, despite the borrower’s continued satisfactory condition and positive cash flow. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement, or declining but positive repayment capacity. This classification includes loans to new or established borrowers with satisfactory loan structure, but where near term economic or business issues appears to remain stable and the near term projections would limit the ability for an improvement in the financial trends of the borrower.

11

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

•
RATING 8 (Doubtful) -This risk rating class has all of the weaknesses inherent in the substandard rating but with the added characteristic that the weaknesses make collection in full or liquidation, on the basis of currently known existing facts, condition, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full within a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status, must be non-accrual status and have a defined work-out strategy.

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
September 30, 2013
Commercial	$125	$463	$28	$1,776	$4,678	$5,672	$629	$221	$-	$13,592	$15
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	2,080	2,052	-	618	1,474	6,224	1,870
Owner occupied	35	-	792	3,166	21,263	19,487	2,796	3,839	-	51,378	2,875
Nonowner occupied	-	-	408	1,380	20,312	25,928	4,486	8,835	-	61,349	4,048
Consumer real estate:
Commercial Purpose	-	-	-	167	1,130	3,462	742	960	-	6,461	725
Mortgage - Residential	10,146	-	-	-	-	-	-	3,066	-	13,212	1,646
Home equity and home equity lines of credit	8,429	-	-	-	-	72	-	433	-	8,934	374
Consumer and Other	6,018	-	-	-	5	12	-	107	-	6,142	107
Total	$24,753	$463	$1,228	$6,489	$49,468	$56,685	$8,653	$18,079	$1,474	$167,292	$11,660

December 31, 2012
Commercial	$391	$430	$-	$2,356	$5,881	$5,360	$1,000	$694	$-	$16,112	$264
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,431	4,006	136	3,168	-	8,741	2,391
Owner occupied	42	-	-	1,671	18,963	21,619	3,594	5,313	-	51,202	3,040
Nonowner occupied	-	-	451	1,404	17,057	30,847	11,307	8,349	-	69,415	3,632
Consumer real estate:
Commercial Purpose	-	-	-	297	948	3,594	758	1,314	-	6,911	1,158
Mortgage - Residential	11,232	-	-	-	-	-	-	3,372	-	14,604	2,019
Home equity and home equity lines of credit	7,760	-	-	-	-	-	-	547	-	8,307	411
Consumer and Other	4,948	-	-	-	6	5	-	144	-	5,103	125
Total	$24,373	$430	$451	$5,728	$44,286	$65,431	$16,795	$22,901	$-	$180,395	$13,040

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
September 30, 2013
Commercial	$11	$-	$1	$12	$13,580	$13,592	$1
Commercial real estate:
Construction, land development, and other land	69	126	-	195	6,029	6,224	-
Owner occupied	-	87	1,293	1,380	49,998	51,378	-
Nonowner occupied	406	316	247	969	60,380	61,349	-
Consumer real estate:
Commercial purpose	290	-	270	560	5,901	6,461	-
Mortgage - Residential	106	329	308	743	12,469	13,212	-
Home equity and home equity lines of credit	83	-	-	83	8,851	8,934	-
Consumer and Other	70	7	26	103	6,039	6,142	-
Total	$1,035	$865	$2,145	$4,045	$163,247	$167,292	$1

December 31, 2012
Commercial	$136	$6	$51	$193	$15,919	$16,112	$-
Commercial real estate:
Construction, land development, and other land	1,609	-	30	1,639	7,102	8,741	-
Owner occupied	142	32	1,837	2,011	49,191	51,202	-
Nonowner occupied	-	-	558	558	68,857	69,415	-
Consumer real estate:
Commercial purpose	133	-	558	691	6,220	6,911	201
Mortgage - Residential	1,109	753	21	1,883	12,721	14,604	-
Home equity and home equity lines of credit	302	76	-	378	7,929	8,307	-
Consumer and Other	71	24	32	127	4,976	5,103	-
Total	$3,502	$891	$3,087	$7,480	$172,915	$180,395	$201

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	September 30, 2013	December 31, 2012
	(in thousands)
Commercial	$14	$264
Commercial real estate:
Construction, land development, and other land	1,870	2,391
Owner occupied	2,875	3,040
Nonowner occupied	4,048	3,632
Consumer real estate:
Commercial purpose	725	957
Mortgage - Residential	1,646	2,019
Home equity and home equity lines of credit	374	411
Consumer and Other	107	125
Total	$11,659	$12,839

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
With an allowance recorded:
Commercial	$227	$246	$14	$463	$543	$49
Commercial real estate:
Construction, land development, and other land	2,485	4,792	1,686	1,211	1,396	166
Owner occupied	3,515	3,868	305	5,473	6,045	498
Nonowner occupied	6,954	7,216	630	5,764	6,962	581
Consumer real estate:
Commercial purpose	1,262	1,425	141	1,698	2,018	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	14,443	17,547	2,776	14,609	16,964	1,671

With no related allowance recorded:
Commercial	14	471	-	246	724	-
Commercial real estate:
Construction, land development, and other land	327	429	-	2,391	4,730	-
Owner occupied	3,019	4,387	-	2,084	3,914	-
Nonowner occupied	3,298	4,158	-	2,930	3,616	-
Consumer real estate:
Commercial purpose	670	1,330	-	683	1,150	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	7,328	10,775	-	8,334	14,134	-

Total:
Commercial	241	717	14	710	1,267	49
Commercial real estate:
Construction, land development, and other land	2,812	5,221	1,686	3,602	6,126	166
Owner occupied	6,534	8,255	305	7,557	9,959	498
Nonowner occupied	10,252	11,374	630	8,694	10,578	581
Consumer real estate:
Commercial purpose	1,932	2,755	141	2,380	3,168	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$21,771	$28,322	$2,776	$22,943	$31,098	$1,671

The following presents information pertaining to the recorded investment in impaired loans for the three and nine months ended as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Average of impaired loans during the period
Commercial	$204	$648	$217	$685
Commercial real estate:
Construction, land development, and other land	2,973	4,675	2,974	4,829
Owner occupied	7,386	8,522	7,413	9,045
Nonowner occupied	10,014	10,208	9,964	11,563
Consumer real estate:
Commercial purpose	1,968	2,505	2,030	2,662
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$22,545	$26,558	$22,598	$28,784

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income recognized during impairment
Commercial	$3	$5	$12	$18
Commercial real estate:
Construction, land development, and other land	18	14	50	35
Owner occupied	99	41	256	125
Nonowner occupied	109	78	253	181
Consumer real estate:
Commercial purpose	15	4	64	19
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$244	$142	$635	$378

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	September 30, 2013			December 31, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$227	$14	$241	$446	$264	$710
Commercial real estate:
Construction, land development, and other land	942	1,675	2,617	1,211	2,271	3,482
Owner occupied	3,484	2,541	6,025	4,335	2,029	6,364
Nonowner occupied	6,204	3,360	9,564	5,063	3,447	8,510
Consumer real estate:
Commercial purpose	1,207	604	1,811	1,424	596	2,020
Mortgage - Residential	950	853	1,803	738	1,232	1,970
Home equity and home equity lines of credit	59	257	316	62	284	346
Consumer and Other	7	80	87	9	96	105
Total	$13,080	$9,384	$22,464	$13,288	$10,219	$23,507

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months			Loans Restructured in the Nine Months
	Ended September 30, 2013			Ended September 30, 2013
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	1	$46	$46	1	$46	$46
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	1	390	390
Nonowner occupied	-	-	-	2	1,470	1,470
Consumer real estate:
Commercial purpose	-	-	-	1	114	114
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	1	$46	$46	5	$2,020	$2,020

During the three months ended September 30, 2013, the Corporation had one TDR loan with a recorded investment of $75,000 that defaulted within 12 months of restructuring. During the nine months ended September 30, 2013, two TDR loans with an aggregate  recorded investment of $515,000 defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

	Loans Restructured in the Three Months			Loans Restructured in the Nine Months
	Ended September 30, 2012			Ended September 30, 2012
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	3	2,631	2,631	3	2,631	2,631
Owner occupied	2	460	460	2	460	460
Nonowner occupied	3	1,480	1,480	6	2,353	2,353
Consumer real estate:
Commercial purpose	-	-	-	2	431	431
Mortgage - Residential	3	159	159	4	366	366
Home equity and home equity lines of credit	1	84	84	2	137	137
Consumer and Other	-	-	-	-	-	-
Total	12	$4,814	$4,814	19	$6,378	$6,378

During the three months ended September 30, 2012, the Corporation had one TDR loan with a recorded investment of $260,000 that defaulted within 12 months of restructuring. During the nine months ended September 30, 2012, six TDR loans with an aggregate recorded investment of $1.7 million defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
(dollars in thousands)
Three months ended September 30, 2013
Commercial	-	$-	1	$46	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	-	-	-	-	-	-
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	1	$46	-	$-
Nine months ended September 30, 2013
Commercial	-	$-	1	$46	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	1	390
Nonowner occupied	-	-	2	1,470	-	-
Consumer real estate:
Commercial purpose	-	-	1	114	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	4	$1,630	1	$390

During the three and nine months ended September 30, 2013, there were no non-market interest rate restructurings of substandard performing loans that were renewed at their existing contractual rates or non-market rates. Renewals of substandard performing loans at non-market interest rates are considered troubled debt restructurings.

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

During the three and nine months ended September 30, 2012, non-market interest rate restructurings included pre-modification recorded investments of $89,000 and $888,000, respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2013
Obligations of state and political subdivisions	$1,802	$-	$1,802	$-
Mortgage-backed/CMO	69,884	-	68,261	1,623
Preferred stock	476	-	476	-
Total investment securities available for sale	$72,162	$-	$70,539	$1,623

December 31, 2012
Obligations of state and political subdivisions	$1,580	$-	$1,580	$-
U.S. agency	3,007	-	3,007	-
Mortgage-backed/CMO	67,862	-	65,844	2,018
Preferred stock	137	-	137	-
Total investment securities available for sale	$72,586	$-	$70,568	$2,018

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the nine months ended September 30, 2013 is as follows:

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$2,018
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income (2)	122
Purchases, issuances, and other settlements	(517)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, September 30, 2013	$1,623

Total amount of losses for the year included in earnings attributable to the
change in unrealized in unrealized losses relating to assets still held at September 30, 2013	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2013
Impaired loans (1)	$18,995	$-	$-	$18,995
Other real estate owned	$690	$-	$-	$690

December 31, 2012
Impaired loans (1)	$21,272	$-	$-	$21,272
Other real estate owned	$3,427	$-	$-	$3,427

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

	Level in Fair	September 30, 2013		December 31, 2012
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$60,832	$60,832	$41,824	$41,824
Short term investments	Level 2	198	198	197	197
Investment and mortgage-backed securities	Level 2	70,539	70,539	70,568	70,568
Non-agency mortgage-backed security	Level 3	1,623	1,623	2,018	2,018
FHLBI and FRB stock	Level 2	779	779	779	779
Loans, net	Level 3	157,939	159,181	168,422	169,365
Accrued interest income	Level 2	611	611	705	705

Financial liabilities:
Deposits	Level 2	290,476	286,917	287,682	287,749
Other borrowings	Level 2	188	188	148	148
Accrued interest expense	Level 2	84	84	93	93

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

8. Net Income per Common Share
Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share is the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan (see Note 9) is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net income for the three and nine months ended September 30, 2012, the unvested restricted shares of 2,771 and 2,338 are included in determining both basic and dilutive earnings per share for the respective periods. At December 31, 2012, all restricted shares granted under the LTIP had vested. The following presents basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted shares outstanding	457,435	460,191	457,435	459,750

Net income available to common shareholders	$237	$118	$2,942	$75
Basic and diluted net income per share	$0.52	$0.26	$6.43	$0.16

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

As of December 31, 2012, all restricted shares granted under the LTIP had vested and there was no unrecognized compensation cost related to nonvested stock awards. During the three and nine months ended September 30, 2012, the total value of the awards which vested approximated $700 and $2,600, respectively.

10. Income Taxes
No income tax expense was recognized on the Corporation’s pre-tax income for the three and nine months ended September 30, 2013 and 2012 due to the Corporation’s tax loss carryforward position. Reported income tax expense (benefit) resulted from adjustment of the Corporation’s deferred tax valuation allowance established on previously recorded net deferred tax assets for the impact of valuation changes in the available for sale investment portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., Inc. a subsidiary. The following is a discussion of the Corporation’s regulatory condition, results of operations for the three and nine month periods ended September 30, 2013 and 2012, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

In a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2013, the Corporation disclosed that its subsidiary bank, the First National Bank in Howell, entered into a new Consent Order with the Office of the Comptroller of the Currency (the "OCC"), the Bank’s primary federal regulator, on October 31, 2013. The new Consent Order replaces the earlier Consent Order dated September 24, 2009 and includes essentially all of the articles included in the 2009 Consent Order. In addition, the new Consent Order contains certain new conditions and/or articles, including: i) Requirements to obtain certain OCC approval prior to deviating from the Bank’s strategic business plan; ii) Additional requirements to ensure effective management and board composition, establishment of a formal compensation plan structure, and management of third party vendor relationships; iii) A new article requiring the Bank to establish an affiliate transaction policy; and iv) A new article to ensure the effectiveness of the Bank’s internal audit program.

Importantly, the new Consent Order continues to require the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. At September 30, 2013 and through the current date, the Bank’s capital ratios are and continue to be significantly below the minimum requirements imposed by the OCC. In light of the Bank’s significant losses since 2008 and deficient capital position at September 30, 2013, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in completing a recapitalization of the Corporation, as discussed in Note 2 to the Consolidated Financial Statements included within this Quarterly Report. See also the "Capital" and "Regulatory Enforcement Action" sections of this Management’s Discussion and Analysis for further details.

The success of the Corporation depends to a great extent upon the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 9.0%, although improved from highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in "Loans".

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

Due to the conditions and events discussed above and elsewhere in this Form 10-Q, there is significant uncertainty regarding the impact of potential future regulatory action against the Bank. The extent of such regulatory action may threaten the ability of the Bank to continue operating as a going concern. Even if we do not become subject to more stringent regulatory requirements or restrictions, our current capital deficiencies and elevated levels of nonperforming assets may make it very difficult to continue as a going concern. At September 30, 2013, our nonperforming assets remain elevated and comprise approximately 64% of our capital plus allowance for loan losses As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses, which could render us insolvent. Notwithstanding the above, the consolidated financial statements included in this Form 10-Q have been prepared assuming the Bank continues to operate in the normal course of business for the foreseeable future, and do not include any adjustments to recorded assets or liabilities should we be unable to continue as a going concern.

As fully described in Note 2, "Regulatory Matters and Going Concern", of the consolidated financial statements included in the 2012 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives identified in its recovery plan to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy may not be sufficient to increase the Bank's capital levels to satisfactory levels, return the Bank to consistent profitability, or otherwise avoid further regulatory oversight or enforcement action. Any further declines in the Bank’s capital levels may result in more severe regulatory oversight or enforcement action by either the OCC or FDIC, including the possibility of regulatory receivership.

Consequently, there can be no assurance these efforts will improve the Bank’s financial condition. Further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose challenges on the Bank and are expected to adversely impact financial results.

It is against this backdrop that we discuss our financial condition and results of operations for the three and nine months ended September 30, 2013 compared to the same periods in 2012.

	Three months ended		Nine months ended
Earnings	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)

Net income	$237	$118	$2,942	$75
Basic and diluted net income per share	$0.52	$0.26	$6.43	$0.16

Net income for the three months ended September 30, 2013 increased $119,000 compared to the same period last year. In the third quarter of 2013, the Bank recorded no provision for loan losses compared to $300,000 recorded in the same period last year. The reduced provision expense was partially offset by a decrease in net interest income of $67,000, a decrease in noninterest income of $23,000 and an increase in noninterest expense of $72,000.

Net income for the nine months ended September 30, 2013, increased $2.9 million compared to the same period last year. For the nine months ended September 30, 2013, the provision for loan losses decreased $3.5 million primarily due to $2.3 million of negative provision expense recorded in the first quarter of 2013. The reduced provision expense was partially offset by a decrease in net interest income of $348,000, a decrease in noninterest income of $84,000, and an increase in noninterest expense by $28,000.

	Three months ended		Nine months ended
Net Interest Income	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest and dividend income	$2,621	$2,719	$7,941	$8,438
Interest expense	232	263	698	847
Net Interest Income	$2,389	$2,456	$7,243	$7,591

Interest Yields and Costs
The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield as follows:

	Three months ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.1	0.23%	$197	$0.1	0.23%
Securities: Taxable	75,587	264.6	1.40%	71,135	275.4	1.55%
Tax-exempt (1)	1,033	15.4	5.98%	1,034	15.4	5.97%
Commercial loans (2)(3)	140,655	2,040.9	5.68%	162,507	2,145.2	5.17%
Consumer loans (2)(3)	15,648	186.1	4.72%	13,870	176.2	5.05%
Mortgage loans (2)(3)	12,634	122.6	3.88%	13,853	118.5	3.42%
Total earning assets and total interest income	245,754	$2,629.7	4.21%	262,596	$2,730.8	4.09%
Cash and due from banks	60,778			35,847
All other assets	9,391			12,559
Allowance for loan losses	(9,501)			(12,319)
Total assets	$306,422			$298,683
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$31,164	$1.8	0.02%	$29,617	$1.7	0.02%
Savings	42,897	2.2	0.02%	42,154	2.3	0.02%
MMDA	42,143	44.3	0.42%	36,980	40.9	0.44%
Time deposits	80,685	184.1	0.91%	87,152	218.4	1.00%
Total interest bearing liabilities and total interest expense	196,889	232.4	0.47%	195,903	263.3	0.53%
Noninterest bearing deposits	97,981			93,807
All other liabilities	2,497			2,151
Shareholders' equity	9,055			6,822
Total liabilities and shareholders' equity	$306,422			$298,683
Interest spread			3.74%			3.56%
Net interest income-FTE		$2,397.3			$2,467.5
Net interest margin			3.83%			3.69%

(1)
Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $11.0 million and $20.0 million for the three months ended September 30, 2013 and 2012 are included in the average daily balance.
(3)	Interest on loans includes origination fees totaling $44,000 and $16,000 for the three months ended September 30, 2013 and 2012.

	Nine months ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.3	0.23%	$197	$0.3	0.23%
Securities: Taxable	80,236	796.5	1.32%	57,685	775.6	1.79%
Tax-exempt (1)	1,033	46.3	5.98%	1,178	54.5	6.14%
Commercial loans (2)(3)	144,004	6,247.8	5.72%	170,472	6,716.7	5.18%
Consumer loans (2)(3)	15,034	537.5	4.78%	14,149	536.6	5.07%
Mortgage loans (2)(3)	12,945	343.2	3.54%	14,209	393.0	3.69%
Total earning assets and total interest income	253,449	$7,971.6	4.16%	257,890	$8,476.7	4.33%
Cash and due from banks	44,349			33,504
All other assets	11,329			12,404
Allowance for loan losses	(10,272)			(12,413)
Total assets	$298,855			$291,385
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,889	$5.1	0.02%	$28,947	$4.6	0.02%
Savings	42,432	6.5	0.02%	41,752	7.2	0.02%
MMDA	40,607	128.6	0.42%	36,333	129.6	0.48%
Time deposits	81,229	558.2	0.92%	89,745	705.8	1.05%
Total interest bearing liabilities and total interest expense	195,157	698.4	0.48%	196,777	847.2	0.58%
Noninterest bearing deposits	92,350			85,768
All other liabilities	2,353			2,050
Shareholders' equity	8,995			6,790
Total liabilities and shareholders' equity	$298,855			$291,385
Interest spread			3.68%			3.75%
Net interest income-FTE		$7,273.2			$7,629.5
Net interest margin			3.79%			3.89%

(1)
Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $11.0 million and $21.6 million for the nine months ended September 30, 2013 and 2012 are included in the average daily balance.
(3)	Interest on loans includes origination fees totaling $102,000 and $48,000 for the nine months ended September 30, 2013 and 2012.

Interest Earning Asset/Interest Income

On a tax equivalent basis, interest income decreased $101,000 (3.7%) in the third quarter of 2013 compared to the third quarter of 2012. The decrease was due to a decrease in average earning assets of $16.8 million (6.4%) partially offset by an increase in the yield on average earning assets of 12 basis points.

The average balance of securities increased $4.5 million (6.2%) in the third quarter of 2013 compared to the same period in 2012. The increase was due to $20.6 million of investment security purchases made in January 2013 funded by excess liquidity from run-off in the existing investment and loan portfolios. The yield on average security balances decreased 15 basis points in the third quarter of 2013 compared to the third quarter of 2012 due to comparatively lower yields on new securities acquired.

Loan average balances decreased $21.3 million (11.2%) in the third quarter of 2013 compared to the same period last year and the average yield increased 42 basis points. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $21.9 million (13.4%) in the third quarter of 2013 compared to 2012 while the yield increased 51 basis points. Compared to the same prior year period, the increase in commercial loan yield resulted from increased interest income recognized on payoffs of nonaccrual loans and additional interest income recognized under the effective yield method for certain loans previously on nonaccrual status. Commercial loans have continued to decrease due to receipt of scheduled payments, pay-offs received from borrowers, pay-offs from borrowers’ refinancing with other financial institutions and limited new loan originations. It is possible that continued efforts to manage the Bank’s regulatory capital levels (i.e., shrinking the Bank’s size) may further decrease both average loan balances and net interest income in future periods. In addition, the renewal of maturing loans in the current lower rate environment will continue to exert downward pressure on average loan portfolio yields.

Through nine months of the year, tax equivalent interest income decreased $505,000 (6.0%) compared to the same period of 2012. This was due to a decrease in yield on average earning assets of 17 basis points combined with a decrease in average earning assets of $4.4 million (1.7%).

The average balance of securities increased $22.4 million (38.1%) for the first nine months of 2013 compared to 2012. As noted above, this increase was due to the gradual investment of a portion of the Corporation’s excess on-balance sheet liquidity into earning assets. The yield on average security balances decreased 50 basis points for the first nine months of 2013 compared to 2012 due to the recent purchases of lower yielding securities in the current rate environment.

Loan average balances decreased $26.8 million (13.5%) in the first nine months of 2013 compared to 2012 and the average yield increased 41 basis points. The largest decline in terms of average balances was in commercial loans, which decreased $26.5 million (15.5%) combined with an increase in yield of 54 basis points in the first nine months of 2013 compared to 2012. As discussed above, the increase in year to date commercial loan yield resulted from an increase in interest income recognized on full payoff of loans that were either currently or previously on nonaccrual and additional interest income recognized under the effective yield method for certain eligible loans previously on nonaccrual status.

Average balances decreased primarily due to receipt of scheduled payments, customer pay-offs including borrowers refinancing at other financial institutions, and limited new loan originations.

Interest Bearing Liabilities/Interest Expense
Interest expense on deposits for the third quarter of 2013 decreased $31,000 (11.7%) compared to the third quarter of 2012. This was the result of lower interest rates paid on deposits of 6 basis points partially offset by higher average deposit balances of $986,000 (0.5%).

Interest expense on deposits for the nine months of 2013 decreased $149,000 (17.6%) compared to 2012. This was the result of lower interest rates paid on deposits of 10 basis points combined with lower average deposit balances of $1.6 million (0.8%).

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $133.1 million at September 30, 2013 or about 44.2% of total assets. This compares to $114.6 million or about 38.6% of total assets at December 31, 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.
The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s "Large Certificates", which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $29.3 million at September 30, 2013 and $30.7 million at December 31, 2012. The Bank had limited (non-core) brokered deposits of approximately $1.1 million at September 30, 2013 and December 31, 2012, respectively. As a result of the Bank’s significantly undercapitalized status for Prompt Corrective Action (PCA) purposes, the Bank is prohibited from accepting, renewing, or rolling over brokered deposits. See the "Capital" section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at September 30, 2013 noted above, investment securities with a fair value of approximately $66.5 million were pledged primarily for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis and to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At September 30, 2013, the Bank had a $24.4 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $5.2 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At September 30, 2013, the Bank had no borrowings outstanding against these lines of credit. In addition, during 2013, the Bank had no short-term borrowings on these lines of credit, or from other sources, for liquidity needs or other purposes.

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

Below shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of September 30, 2013:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$58,080	$54,418	$54,082	$527	$167,107
Securities	3,201	10,946	34,855	23,939	72,941
Short term investments	198	-	-	-	198
Total assets	$61,479	$65,364	$88,937	$24,466	$240,246

Liabilities:
NOW, savings, and MMDA	$-	$-	$83,367	$30,278	$113,645
Time deposits	14,500	42,094	23,675	29	80,298
Total liabilities	$14,500	$42,094	$107,042	$30,307	$193,943

Rate sensitivity GAP:
GAP for period	$46,979	$23,270	$(18,105)	$(5,841)
Cumulative GAP	46,979	70,249	52,144	46,303

September 30, 2013 cumulative sensitive ratio	4.24	2.24	1.32	1.24
December 31, 2012 cumulative sensitive ratio	1.52	1.71	1.94	1.32

Core non-maturity deposits such as NOW, savings and MMDA are an important stable source of funding and represent significant value to the Corporation. Although these deposits may re-price earlier than what is shown in the preceding table, they are generally less rate sensitive than other non-core funding sources. Allocations for our core non-maturity deposits are made to time periods based on a core deposit study which was performed by a third-party specialist based on the Corporation’s historical experience.

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 2.24% asset sensitive at September 30, 2013.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 5.6% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 10.5% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

Loans

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Provision for loan losses	$-	$300	$(2,250)	$1,200

In the third quarter of 2013 no provision for loan loss was recorded compared to $300,000 of provision expense recognized in the same prior year period. For the nine months ended September 30, 2012, the Bank recognized negative provision expense of $2.3 million compared to $1.2 million of provision expense during the same period in 2012. In general, the reduced 2013 provision expense reflects decreasing trends in the levels of existing and newly identified nonperforming loans, gradual stabilization in real estate values for certain problem credits, and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago. In addition, consistent with the improved portfolio trends, continued improvement in our rolling 12 quarter loss history correlates with the current overall level of allowance and related provision expense relative to the prior comparative periods. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs exit the rolling 12 quarter look back period, it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio.

Loan charge offs for the nine months ended September 30, 2013 totaled $859,000 compared to $3.6 million recognized during the same prior year period. The 2012 charge offs related primarily to collateral liquidation shortfalls on then existing impaired loans and management’s determination of certain borrowers’ inability to support future cash flow projections. In addition, 2012 charge offs included approximately $539,000 of protective advances paid to protect the Bank’s interest in collateral scheduled for tax sale. Based on remediation plans for our remaining problem loans at September 30, 2013, including those previously charged-down for collateral deficiencies, and an assessment of current risks impacting the overall portfolio, management believes that the general rate of decline in real estate values has slowed and may portend a continued decrease in future charge offs.

Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses in its determination that no provision expense was required for the three months ended September 30, 2013 and determination of the adequacy of the $9.2 million allowance for loan losses at September 30, 2013.

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

The following table shows the balance and percentage composition of loans as of:

	September 30, 2013		December 31, 2012
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$17,928	10.7%	$19,782	11.0%
Residential home equity/other junior liens	10,679	6.4%	10,040	5.6%
Construction, land development and other land	6,224	3.7%	8,741	4.8%
Commercial (nonfarm, nonresidential)	112,727	67.4%	120,617	66.9%
Commercial	13,592	8.1%	16,112	8.9%
Consumer and Other	6,142	3.7%	5,103	2.8%
Total gross loans	167,292	100.0%	180,395	100.0%
Net unearned fees	(185)		(204)
Total Loans	$167,107		$180,191

The loan portfolio decreased $13.1 million (7.3%) in the nine months ended September 30, 2013. The decrease was experienced predominately within the commercial real estate portfolio (i.e., owner occupied and nonowner occupied) which decreased $7.9 million (6.5%) primarily due to five larger borrower relationships aggregating to approximately $6.5 million being refinanced with other financial institutions through September 30, 2013. Other decreases in this portfolio segment resulted from customer pay-downs and pay-offs and the receipt of scheduled payments. Further decreases in the loan portfolio included declines in commercial loans of $2.5 million (15.6%), loans secured by consumer real estate of $1.2 million (4.1%), and construction, land development, and other land loans of $2.5 million (28.8%). These additional decreases were primarily attributable to receipt of scheduled payments from borrowers and limited loan growth experienced to date in 2013 caused by limited loan demand from qualified, credit worthy borrowers.

Loans secured by residential first mortgages decreased $1.9 million (9.4%) as the residential mortgage loan portfolio experienced runoff from scheduled payments and payoffs. Despite continued relatively attractive mortgage rates in 2013, residential loan originations were limited due to the Bank’s lack of an in-house residential lending program and reliance on a third-party for residential mortgage origination services. Current year to date increases in residential home equity loans and consumer loans of $639,000 (6.4%) and $1.0 million (20.3%), respectively, resulted from a strengthening residential housing market, improving real estate values and targeted marketing efforts to expand the Bank’s retail (consumer) loan portfolio.

The future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate the possibility of continued and managed shrinkage of the loan portfolio during the remainder of 2013. Further declines in loans, restrictions on the Bank’s ability to make new loans or competition that leads to lower relative pricing on new loans could adversely impact our future operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At September 30, 2013, December 31, 2012 and September 30, 2012, there were $9.4 million, $10.2 million and $12.7 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Loans and Assets:	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Nonaccrual loans	$11,659	$12,839	$17,674
Loans past due 90 days and still accruing	1	201	463
Total nonperforming loans	11,660	13,040	18,137
Other real estate	690	3,427	3,002
Total nonperforming assets	$12,350	$16,467	$21,139

Nonperforming loans as a percent of total loans	6.98%	7.24%	9.71%
Allowance for loan losses as a percent of nonperforming loans	78.63%	90.25%	64.87%
Nonperforming assets as a percent of total loans and other real estate	7.36%	8.97%	11.13%

Nonaccrual loans at September 30, 2013 decreased $1.2 million (9.2%) from December 31, 2012 and $6.0 million (34.0%) from September 30, 2012. The net decrease from December 31, 2012 resulted from the combination of approximately $2.5 million of loans upgraded to accrual status based on demonstration of both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings, approximately $2.2 million of continued payments and/or payoffs, approximately $4.0 million of newly identified nonperforming loans, charge offs of $335,000 and transfer of one loan for $86,000 to other real estate owned. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of September 30, 2013, approximately $7.4 million (63.3%) of nonperforming loans are making scheduled payments. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

Other real estate owned ("OREO") is comprised primarily of commercial real estate properties and totaled $690,000 at September 30, 2013 compared to $3.4 million at December 31, 2012. Through the third quarter of 2013, proceeds of $2.9 million were received on disposition of OREO properties resulting in net gain of $169,000. In addition, valuation write-downs totaling $94,000 were recognized to reflect fair value adjustments based on current appraisals and/or management’s determination of further impairment based on market conditions. There was one new property transferred into OREO during the second quarter of 2013. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as "in substance foreclosure") through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

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

At September 30, 2013, impaired loans totaled approximately $21.8 million, of which $14.4 million were assigned a specific reserve of $2.8 million. Impaired loans without specific reserve allocations totaled $7.3 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a TDR. Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price.

Of the impaired loans reported at September 30, 2013, $9.5 million were on nonaccrual status, based on management’s assessment using criteria discussed above. Included in impaired loans at September 30, 2013 were $13.8 million of commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	September 30, 2013			December 31, 2012
	Accruing			Accruing
	Interest	Nonaccrual	Total	Interest	Nonaccrual	Total
	(in thousands)
Current	$13,080	$7,737	$20,817	$13,087	$8,338	$21,425
Past due 30-89 days	-	214	214	-	163	163
Past due 90 days or more	-	1,433	1,433	201	1,718	1,919
Total troubled debt restructurings	$13,080	$9,384	$22,464	$13,288	$10,219	$23,507

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

Allowance for Loan Losses
The allowance for loan losses at September 30, 2013 was $9.2 million compared to $11.8 million at December 31, 2012, a decrease of $2.6 million. The allowance for loan losses represented 5.49% and 6.53% of gross loans at September 30, 2013 and December 31, 2012 and provided a coverage ratio to nonperforming loans of 78.62% and 90.25% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Relative to conditions faced by the Bank as recently as one-year ago, combined with the successive decreasing quarterly trends experienced in the levels of existing and newly identified nonperforming loans, the gradual stabilization of real estate values securing certain problem credits, the continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, the allowance for loan loss calculation and analysis at September 30, 2013 supported our determination of the overall level of allowance and related provision expense relative to prior quarters. Management believes that it is reasonably likely that future negative provision expense may be required to reduce the overall level of the allowance based on the continuation of existing portfolio trends and the anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $2.3 million negative provision for loan losses in the first nine months of 2013 and resulting $9.2 million allowance as of September 30, 2013 were appropriate.

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

The general allowance allocated to non-impaired commercial loans was based on the internal risk grade of such loans and their assigned portfolio segment, as primarily determined based on underlying collateral; and, if real estate secured, the type of real estate. Each risk grade within a portfolio segment is assigned a loss allocation factor. The higher a risk grade, the greater the assigned loss allocation percentage. Accordingly, changes in the risk grades of loans affect the amount of the allowance allocation.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at September 30, 2013, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income
Noninterest income for the three and nine months ended September 30, 2013 decreased $23,000 (3.0%) and $84,000 (3.8%), respectively, compared to the same periods in 2012. The components of noninterest income are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service charges and fees on deposits	$367	$382	$978	$1,135
Other fees	320	309	920	938
Trust income	36	43	115	134
Loss on available for sale securities	-	-	-	(3)
Gain on sale of loans	-	24	-	24
Other	12	-	131	-
Total	$735	$758	$2,144	$2,228

For the three months ended September 30, 2013, service charges on deposits and other fee income decreased $4,000 compared to the same period last year. The decrease in service charges and fees on deposit accounts primarily resulted from discontinuing the recognition of overdraft and NSF fee income on customers with either nonaccrual or charged off loan relationships. Other fees increased due to higher check printing fees, consumer and residential loan fees, and network income. These increases were partially offset by lower revenues from sales of our business solutions products and services. Trust income decreased $7,000 due to continued run-off in the number of customer accounts and lower average customer account balances coupled with limited new business opportunities. Other income includes rental income from two commercial OREO properties transferred into OREO at December 31, 2012 which were subsequently sold during 2013. In the third quarter of 2012, the Bank recognized $24,000 of gain on the sale of a government guaranteed SBA loan.

For the nine months ended September 30, 2013, service charges on deposits and other fee income decreased $175,000 compared to the same period last year. Service charges and fees on deposit accounts decreased due to reduced NSF fee income as noted above. Other fees decreased due to lower foreign ATM network income and reduced check printing fees, partially offset by higher commercial and consumer loan fees. Fluctuations in trust income and other income for the nine month comparative periods of 2013 and 2012 parallel those noted above.

Noninterest Expense
Noninterest expense for the three and nine months ended September 30, 2013 increased $72,000 (2.6%) and $28,000 (0.3%) compared to the same periods in 2012. The components of noninterest expense are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Salaries and employee benefits	$1,344	$1,250	$3,974	$3,725
Occupancy expense	222	187	685	590
Equipment expense	88	77	255	252
Professional and service fees	433	404	1,264	1,250
Loan collection and foreclosed property expense	88	175	253	462
Computer service fees	123	109	348	334
Computer software amortization expense	11	9	29	71
FDIC assessment fees	263	257	772	760
Insurance expense	131	150	392	445
Printing and supplies	35	36	121	128
Director fees	-	21	-	61
Net gain on sale/writedown of OREO and repossessions	(29)	(23)	(75)	(4)
Other	178	163	573	489
Total	$2,887	$2,815	$8,591	$8,563

The most significant component of our noninterest expense is salaries and employee benefits. In the first nine months of 2013, the increase in salaries and employee benefits resulted primarily from additional staffing in our loan and credit departments. These hires were made to ensure the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality. In addition, the 2013 increase includes $68,000 of retirement plan expense designated for employer contributions to the Bank’s 401(k) plan. No retirement plan expense was recognized in 2012. Partially offsetting these increases, contract payroll expense was reduced by $97,000 through September 30, 2013.

Occupancy expense increased relative to 2012 levels primarily due to colder weather, higher snow removal costs, building repairs (asphalt work and painting), security costs and higher property taxes. Equipment expense increased in 2013 due to additional depreciation expense related to new ATMs and security equipment installed in 2013, partially offset by lower equipment maintenance costs.

Professional and service fees increased from 2012 levels primarily as a result of higher third-party consulting fees paid for assistance with the Bank’s strategic and capital plans; review of the Bank’s ALLL calculation and liquidity risk management program; and, validation of assumptions utilized in the Bank’s asset/liability model. In addition, online bill pay expense increased as a result of more customers utilizing our web banking product to pay their bills than in the prior year. These increases were partially offset by reduced network fees expense, lower audit and accounting fees, and continued capitalization of certain legal fees related to the Corporation’s capital raise.

Loan collection and foreclosed property expense include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. Other real estate expense was elevated in 2012 due to the Bank’s possession and management (via court appointed receivership) of two hotel properties, both of which were sold by late 2012. In addition, during 2013 the Bank has experienced reduced appraisal fee due to fewer problem loans and OREO properties relative to the same periods in 2012.

FDIC assessments, while comparable to prior year expense levels, remain elevated due to the Bank’s continued troubled financial and regulatory condition.

Insurance expense is lower in 2013 compared to 2012 due to lower premiums negotiated with policy renewals in late 2012.

During the nine months ended September 30, 2013, the Bank sold nine OREO properties for a net gain of $169,000 and recorded valuation write downs/reserves on five OREO properties totaling $94,000.

Other expenses increased in the first nine months of 2013 primarily due to expanded advertising and new marketing initiatives designed to increase the Bank’s visibility in the local market. In addition, community contributions increased from 2012 levels due to the Bank’s support and sponsorship of various additional community activities and programs. Postage, education, memberships and dues, NSF checks and other losses and telephone expenses were also higher compared to the same prior year period. These were partially offset by a decrease in back office losses as (debit and ATM) fraud losses declined from the same prior year period.

Federal Income Tax Expense
We recorded no federal income tax expense on the Corporation’s pre-tax income for the three and nine months ended September 30, 2013 due to the Corporation’s tax loss carry forward position. Due to the uncertainty of generating future taxable income necessary to realize the recorded net deferred tax asset, the Corporation has recorded a valuation allowance against the tax benefit related to its cumulative pre-tax losses.

For the nine months ended September 30, 2013, federal income tax expense resulted from adjustment of the Corporation’s deferred tax valuation allowance established on previously recorded net deferred tax assets for the impact of valuation changes in the available for sale investment portfolio.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$13,046	6.66%	$15,662	8.00%	$19,578	10.00%
FNBH Bancorp	12,644	6.45%	15,673	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	10,512	5.37%	7,831	4.00%	11,747	6.00%
FNBH Bancorp	10,108	5.16%	7,836	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	10,512	3.43%	12,253	4.00%	15,316	5.00%
FNBH Bancorp	10,108	3.30%	12,257	4.00%	N/A	N/A

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$10,195	5.02%	$16,240	8.00%	$20,300	10.00%
FNBH Bancorp	9,822	4.84%	16,240	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,540	3.71%	8,120	4.00%	12,180	6.00%
FNBH Bancorp	7,167	3.53%	8,120	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,540	2.58%	11,686	4.00%	14,608	5.00%
FNBH Bancorp	7,167	2.45%	11,686	4.00%	N/A	N/A

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

On October 31, 2013, the Bank consented to the issuance of a new Consent Order (the "Consent Order") with the OCC to replace the Consent Order issued September 24, 2009. The new Consent Order requires the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets by January 29, 2014. At September 30, 2013 and through the current date, the Bank’s capital ratios are and continue to be significantly below the increased minimum requirements imposed by the OCC. In light of the Bank’s deficient capital position at September 30, 2013, it is reasonable to anticipate further regulatory enforcement action by either the OCC or FDIC, particularly if the Corporation is unsuccessful in raising additional capital. In addition and as a result of noncompliance with certain terms of the former Consent Order, the Bank became categorized as "significantly undercapitalized" for Prompt Corrective Action purposes, as described in Note 2 of the 2012 Annual Report contained in the Corporation’s report on Form 10-K filing. The Prompt Corrective Action provisions impose certain restrictions on institutions that are undercapitalized. The restrictions become increasingly more severe as an institution’s capital category declines from undercapitalized to significantly undercapitalized to critically undercapitalized.

Please see Note 2 to the Consolidated Financial Statements included within this Quarterly Report for information on the Corporation's ongoing efforts to complete a recapitalization of the Corporation in order to restore the Bank's capital. As described in that Note 2, the ability of the Corporation to complete a recapitalization is uncertain.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Due to the Bank’s financial condition, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC. The Corporation does not anticipate the Bank providing any dividends to the Corporation through at least 2043. The Corporation suspended, indefinitely, the payment of dividends to its shareholders in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends. The Corporation does not anticipate resuming dividend payments to its shareholders in the near future.

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

As a result of the Bank's current inability to pay dividends to the Corporation, the Corporation has an insufficient level of resources and cash flows to meet operational liquidity needs. The Bank is prohibited from paying expenses on behalf of the Corporation. To resolve the Corporation's illiquidity and the deficient capital levels at the Corporation and the Bank, the Corporation's board of directors has provided certain interim funding to the Corporation in the form of loans to the Corporation. Depending on the extent of the future cash needs of the holding company, the timing and successful completion of the pending capital raise, and the directors' willingness and ability to continue funding holding company expenses (through loans), the Corporation may be required to attempt to borrow funds from other sources to pay its expenses. Even if available, such additional borrowings may be at a price and on terms that are unfavorable to the Corporation. The holding company incurred pre-tax expenses totaling approximately $34,000 and $98,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

Regulatory Enforcement Action

As discussed above, the Bank has been subject to a Consent Order issued by the OCC since September 24, 2009 and has recently entered into a new Consent Order effective October 31, 2013. The new Consent Order continues to require the Bank to raise capital in order to achieve certain minimum capital ratios. See "Capital" above for more information regarding these capital requirements and the Bank's current failure to meet the capital requirements of the Consent Order.

In addition to the minimum capital ratios, the new Consent Order continues to impose nearly all of the former Consent Order requirements on the Bank and includes certain additional requirements that were not addressed previously, as are identified in the introductory paragraphs of this Management’s Discussion and Analysis. The Bank has taken a number of actions in an attempt to address each of the Consent Order requirements, including:

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

•	the Bank has recruited and hired experienced credit department staff with sufficient training and authority to execute safe and sound banking practices to address the Bank’s asset quality issues;

•
the Bank enhanced its liquidity risk management program via improved procedures for cash flow forecasting, monitoring and reporting, development of a contingency funding plan and increased its borrowing availability under lines of credit secured by certain pledged loans and investments;

•	the Bank engaged an independent third-party to review and evaluate whether its internal liquidity risk management process conforms with regulatory guidance;

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

The Bank is working diligently to implement all requirements of the new Consent Order.

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

Contractual Obligations
The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000 at September 30, 2013 and December 31, 2012, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2013 and December 31, 2012, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Disclosure Controls”). The Disclosure Controls are designed to allow the Corporation to reach a reasonable level of assurance that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of the Corporation’s management, including the chief executive officer and the chief financial officer. Based upon the Controls Evaluation and subsequent discussions, the chief executive officer and chief financial officer have concluded that as of September 30, 2013, the Corporation’s Disclosure Controls were effective at a reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2013 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended September 30, 2013, except as may have been previously disclosed by the Corporation in a Current Report on Form 8-K.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1
Stipulation and Consent to the Issuance of a Consent Order, dated October 31, 2013, pursuant to which First National Bank in Howell consented to the issuance of a Consent Order by the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed November 6, 2013).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long
President and Chief Executive Officer

/s/Mark J. Huber
Mark J. Huber
Chief Financial Officer

Date: November 14, 2013

