Form 10-K
period 2013-12-31
FNBH BANCORP INC
filed 2014-03-31
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 28, 2013, was $796,451.

The number of outstanding shares of common stock (no par value) as of March 31, 2014 was 2,755,115.

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2014, are incorporated by reference into Part III of this report.

FORWARD LOOKING STATEMENTS

Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood of additional regulatory enforcement action against our Bank; descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to maintain certain regulatory capital standards; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2014; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to comply with the various requirements imposed by the regulatory Consent Order against the Bank;

•	our ability to implement our recovery plan initiatives;

•	economic, market, operational, liquidity, credit, and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry, particularly economic conditions within Michigan and the regional and local real estate markets in which our Bank operates;

•	the failure of assumptions underlying the establishment of, and provisions made to, our allowance for loan losses;

•	the ability of our Bank to maintain certain regulatory capital standards;

•	increased competition in the financial services industry, either nationally or regionally;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	limitations on our ability to access and rely on wholesale funding sources;

•	the continued services of our management team and

•	implementation of new legislation and regulatory initiatives, which may have significant effects on us and the financial services industry

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A below, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

Item 1. Business.

FNBH Bancorp, Inc. (the “Corporation”), a Michigan business corporation, is a one-bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the “Bank”). The Corporation and the Bank are collectively herein referred to as “FNBH”. The Bank was originally organized in 1934 as a national banking association. The Corporation was formed in 1988 for the purpose of becoming a holding company for the Bank, which occurred through a transaction effective in May 1989. Our website address is www.fnbh.com. Through our website, we make available free of charge, as soon as reasonably practical after such information has been filed with the Securities and Exchange Commission (the “SEC”), our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the SEC. Also available on our website are the respective charters of the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Corporation’s Code of Ethics for Chief Executive Officer and Senior Financial Officers.

As of December 31, 2013, the Bank had approximately 92 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. FNBH does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.

The Bank is currently subject to a Consent Order with its primary federal regulator, the Office of the Comptroller of the Currency (the "OCC"), dated October 31, 2013 (which Consent Order replaced an earlier Consent Order issued September 24, 2009). As discussed in this Annual Report on Form 10-K, the Consent Order requires the Bank to maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets (which were also the minimum capital ratios required by the 2009 Consent Order) and also requires the Board of Directors and management of the Bank to take a number of actions designed to improve the Bank's operations, including several measures intended to enhance the Bank's risk management policies and practices.

FNBH recently completed a recapitalization that caused the Bank to meet the minimum capital ratios required by the Consent Order as of December 31, 2013. That recapitalization included (1) the issuance of 17,510 shares of the Corporation's Series B Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock in a private placement transaction that closed December 11, 2013, and raised aggregate net proceeds of approximately $16.5 million, and (2) the issuance of 2.3 million shares of the Corporation's common stock pursuant to a rights offering registered with the SEC that closed March 27, 2014, and raised aggregate net proceeds of approximately $1.5 million. As of March 31, 2014, a total of approximately $16.0 million of these net proceeds have been contributed by the Corporation to the Bank to restore the Bank's capital.

As a result of this recapitalization, the Bank is currently in compliance with the minimum capital ratios required by the Consent Order. The Bank continues to work to comply with the remaining provisions of the Consent Order, but expects the Consent Order to remain in place for some period of time until the Bank can demonstrate full compliance with its requirements.

Bank Services

The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, trust and investment services, collections, night depository, safe deposit box, telephone banking, internet banking, mobile banking, and online bill pay. The Bank maintains correspondent relationships with major banks, pursuant to which the Bank engages in the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.

The Bank has a relationship with the Federal Home Loan Bank of Indianapolis (“FHLBI”) where it makes short term investments and where it has a line of credit of $22.5 million of which no amounts were outstanding as of year-end. The Bank also has a relationship with the Federal Reserve Bank of Chicago, where it has a line of credit through the Federal Reserve's discount window of $4.7 million of which no amounts were outstanding at year-end. Each of the lines is collateralized by specific pledged loans and/or investment securities. Due to the Bank’s condition, borrowing availability under the lines is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.

The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2013 and 2012, the Bank’s certificates of deposit of $100,000 or more constituted approximately 10% and 11% of total deposit liabilities, respectively. The Bank’s deposits are primarily from its service areas, and the Bank does not traditionally seek or encourage large deposits from outside the area.

The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 70% of total revenues for the years ended December 31, 2013 and 2012. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 9% of total revenues in 2013 and 7% of total revenues in 2012. Revenues were also generated from deposit service charges and other financial service fees.

The Bank provides loans secured by real estate and consumer and commercial loans to customers in its market. As of December 31, 2013, 87% of outstanding loans were secured by real estate of which 80% were secured by non-farm, non-residential properties or construction and land development loans. The Bank’s loan portfolio is comprised of 64% fixed rate and 36% variable rate loans. Most of these loans, approximately 77%, mature within five years. Loans with fixed rates totaling approximately $12.9 million (or about 8% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Fifty-nine percent of the Bank’s interest-bearing deposits are in NOW, savings, and MMDAs, all of which are variable rate products. As of December 31, 2013, certificates of deposits totaled approximately $78.9 million with $57.8 million maturing within a year, and the majority of the balance maturing within a five year period.

Requests to the Bank for credit are considered on the basis of the creditworthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved under each lending officer’s authority. Request for loans from borrowers with aggregate indebtedness in excess of $1.5 million are required to be presented to the Board of Directors or the Executive Committee of the Board for review and approval.

As described in more detail below, FNBH’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities was 173% and 222% asset sensitive at December 31, 2013 and 2012, respectively. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below.

The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. The Bank is affiliated with a third party to provide residential mortgage loans to Bank customers. The Bank also may purchase loans that meet its normal credit standards.

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

Bank Competition

The Bank has eight offices within the five communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, the Bank’s principal competitors are Fifth Third Bank, PNC Bank, JP Morgan Chase Bank, FirstMerit Bank, Comerica Bank, TCF Bank and Bank of America. Each of these financial institutions, all of which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than FNBH. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2013, the Bank holds approximately 13.3% of local deposits, compared to approximately 13.7% held by JP Morgan Chase Bank, approximately 12.5% by Fifth Third Bank, approximately 11.1% held by PNC Bank, approximately 9.5% held by Comerica Bank, approximately 9.0% held by FirstMerit Bank, and approximately 8.5% held by TCF Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, JP Morgan Chase Bank operates six branch offices, Fifth Third Bank maintains five branch offices, PNC Bank operates six branch offices, Comerica Bank has three branch offices, FirstMerit Bank has five offices, and TCF Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.

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

Condition of FNBH

The following table sets forth certain information regarding the consolidated condition of FNBH:

	Balances as of December 31,
	(in thousands)
	2013	2012	2011	2010	2009
Total Assets	$312,290	$296,871	$292,080	$305,341	$332,390
Loans	165,115	180,191	208,844	235,938	274,046
Securities	68,459	73,365	33,104	28,171	23,701
Noninterest-Bearing Deposits	93,953	95,779	83,506	62,294	65,644
Interest-Bearing Deposits	191,360	191,903	200,147	230,986	249,552
Total Deposits	285,313	287,682	283,652	293,280	315,196
Shareholders' Equity	25,106	7,369	6,610	10,134	14,376

Throughout 2013, the Bank operated eight branch facilities: one in downtown Howell, one in a grocery store located west of downtown Howell, two in Brighton (one on the east side and one on the west side), one in Hartland, one in the village of Fowlerville, one in Genoa Township, and one in Green Oak Township, which is 11 miles southwest of downtown Howell. In 2013, loans decreased as management continued its focus on asset quality improvement and remediation of problem loans. In addition, limited loan demand by creditworthy borrowers and increased market competition curtailed new loan originations during 2013. The resulting run-off in the loan portfolio reduced the Bank’s size and facilitated management of the Bank’s regulatory capital ratios. Deposit levels during 2013 remained relatively comparable to 2012 levels due to the strength and stability of the Bank’s core deposit base. Shareholders’ equity increased in 2013 primarily due to the Corporation’s completion of a private placement transaction, which raised approximately $16.5 million of additional equity, and current year net income of $3.0 million. These increases to equity were partially offset by $1.8 million of other comprehensive loss related to an increase in unrealized losses in the available for sale investment portfolio.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting the Corporation and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation and the Bank.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the OCC, the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Corporation.

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

Regulatory Developments

Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	provide access to low-cost refinancing for responsible homeowners suffering from falling home prices;

•	a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes; and

•	support for low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

The U.S. Department of Treasury has issued extensive guidance on the scope and mechanics of the various components of HASP. We continue to monitor these developments and assess their potential impact on our business.

Dodd-Frank Act. On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. This federal law includes the following:

•	the creation of the Consumer Financial Protection Bureau (CFPB) with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;

•	the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;

•	a provision that broadens the base for FDIC insurance assessments and permanently increases FDIC deposit insurance to $250,000;

•	provisions that change the assessment base for federal deposit insurance (from the amount of insured deposits to consolidated assets less tangible capital) and increase the minimum ratio of reserves to deposits to 1.35%;

•	a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;

•	a provision that requires bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and

•	new restrictions on how mortgage brokers and loan originators may be compensated.

The CFPB has issued new consumer protection regulations, including regulations that impact residential mortgage lending and servicing. In addition, the CFPB is in the process of drafting additional regulations that will change certain disclosure requirements used with respect to residential mortgage lending. We expect to experience increased costs and expenses related to compliance with these and other new consumer protection and other regulations. The Dodd-Frank Act and regulations being issued as a result of the Dodd-Frank Act have had, and we expect will continue to have, a significant impact on the banking industry, including our organization.

JOBS Act. On April 5, 2012, the Jumpstart Our Business Startups Act (JOBS Act) was signed into law. The JOBS Act is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. Among other provisions, the JOBS Act increases the statutory threshold for deregistration under the Securities Exchange Act of 1934 for bank holding companies from 300 shareholders to 1,200 shareholders of record. This makes it easier for smaller financial institutions, such as FNBH, to avoid SEC reporting and other obligations by deregistering their stock.

New Capital Rules Under Basel III. On July 2, 2013, the Federal Reserve approved a final rule that establishes a new integrated regulatory capital framework (the “New Capital Rules”). The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the New Capital Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The application of the New Capital Rules to our organization is described under "The Corporation – Capital Requirements" below.

Volcker Rule. The federal banking agencies and the SEC published final regulations to implement the Volcker Rule on December 10, 2013. The Volcker rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring “covered funds” (e.g., hedge funds and private equity funds). The final rule becomes effective April 1, 2014, with full compliance generally required by July 31, 2015. We do not currently expect implementation of the Volcker Rule to have a material impact on our business as we believe our investment activity will involve only investments exempt from the Volcker Rule.

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

The Corporation

General. The Corporation is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. The Dodd-Frank Act codified this policy as a statutory requirement. Such support may be required by the Federal Reserve at times when we might otherwise determine not to provide it.

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

As of its most recent examination date, which occurred prior to completion of the Corporation’s private placement transaction in December 2013, the Corporation is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. However, completion of the aforementioned private placement transaction enabled the Corporation to take action to support the Bank. Namely, the Corporation used proceeds from the private placement to provide a $15.4 million capital infusion into the Bank in December 2013, which enabled the Bank to satisfy minimum regulatory capital ratios at year-end 2013 that had been imposed on the Bank under a Consent Order issued by the OCC. The Corporation is still required to receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

Prior to completion of the private placement transaction in December 2013, the Corporation had an insufficient level of resources and cash flows to meet its operational liquidity needs. Consequently, to meet past liquidity needs, the Corporation borrowed funds from its directors and one executive officer in order to pay those of its expenses it was unable to defer. The aggregate amount borrowed by the Corporation from these individuals totaled $188,250, of which $172,200 was repaid in December 2013. The remaining balance of $16,050 is expected to be repaid in 2014. The Corporation does not pay interest on the amounts borrowed nor is there any collateral securing the Corporation's repayment of these amounts.

Investments and Activities. Federal law places restrictions on the ability of our holding company to engage in certain transactions, make investments, and participate (directly or indirectly through a subsidiary) in various activities.

In general, any direct or indirect acquisition by a bank holding company of any voting shares of any bank which would result in the bank holding company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the bank holding company with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA. In acting on such applications, the Federal Reserve must consider various statutory factors including the effect of the proposed transaction on competition in relevant geographic and product markets and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

In addition and subject to certain exceptions, the Change in the Bank Control Act (“Control Act”) and regulations promulgated thereunder by the Federal Reserve, requires any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days' written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the acquisition.

The merger or consolidation of an existing bank subsidiary of a bank holding company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve under the BHCA and/or the OCC, may be required.

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

Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. The Corporation has not applied for approval to operate as a financial holding company and has no current intention to do so.

Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional bank or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest risk, concentration of credit risk and risks from non-traditional activities. The Federal Reserve has not advised FNBH of any specific capital ratios applicable to it; however, the Bank continues to operate under a regulatory enforcement action which includes minimum capital ratios to which it is subject, as described below.

We are subject to the New Capital Rules described above beginning on January 1, 2015. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. We believe that we currently exceed all the capital ratio requirements of the New Capital Rules.

Dividends. The Corporation is an entity separate and distinct from the Bank. The primary source of the Corporation's revenues are dividends paid by the Bank. Thus, the Corporation's ability to pay dividends to its shareholders is limited by statutory restrictions on the Bank’s ability to pay dividends as described below. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies. Due to the current regulatory and financial condition of FNBH, the Corporation is currently prohibited from paying any dividends on its common stock without prior approval from the Federal Reserve. We do not foresee being able to pay dividends to our shareholders in the near future.

In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution, a corporation can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Corporation's Articles of Incorporation authorize the issuance of up to 30,000 shares of preferred stock, with such rights, preferences, and designations as determined by the Board of Directors. In October 2011, the Corporation designated 10,000 of these shares of preferred stock as Series A Junior Participating Preferred Stock (the “Series A Preferred Shares”) in connection with its Tax Benefits Preservation Plan, as described below. In December 2013, the Corporation designated the remaining 20,000 of these preferred shares as Series B Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock (the “Series B Preferred Shares”) for issuance in connection with the Corporation's private placement transaction. As of March 31, 2014, 17,510 Series B Preferred Shares are issued and outstanding. No Series A Preferred Shares have been issued.

Federal Securities Regulation. The Corporation’s common stock is registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Corporation is subject to the information, proxy solicitation, insider trading and other rules and requirements of the SEC under the Exchange Act. Pursuant to an exemption from registration available under the Securities Act, the Corporation's Series B Preferred Shares (issued in the December 2013 private placement transaction) were not registered with the SEC or any applicable state securities laws. None of the Corporation’s securities are listed for trading on any national or regional securities exchange.

The Bank

General. The Bank is organized as a national banking association and is, therefore, regulated and supervised by the OCC. The deposit accounts of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. Consequently, the Bank is also subject to the provisions of the Federal Deposit Insurance Act. The Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC as its primary federal regulator. The OCC and the federal and state laws applicable to the Bank and its operations extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of noninterest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories (Risk Categories I, II, III, and IV), based primarily on their level of capital and supervisory evaluations, for purposes of determining the institution's assessment rate. Deposit insurance premium assessments are generally based on an institution’s total assets minus its tangible equity.

For information about the deposit insurance premiums payable by the Bank, see “Noninterest Expense” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund, which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Currently, on an annualized basis, FICO assessments payable by the Bank approximate 0.006% of average tangible assets.

OCC Assessments. National banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of supervisory fees paid by a national bank is primarily based upon the bank’s total assets, as reported to the OCC. Due to the existing Consent Order, the Bank is also subject to a surcharge by the OCC due to the Bank’s need for increased regulatory supervision.

Capital Requirements. The OCC has established the following minimum capital standards for national banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks, with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. As described below, the OCC has imposed higher capital levels on the Bank pursuant to a Consent Order.

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

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers may include: restricting the payment of dividends, capital distributions and management fees; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the acceptance, renewal, or roll-over of brokered deposits; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As described below, as a result of the Bank's capital category, the Bank is currently subject to many of these restrictions.

On October 31, 2013, the Bank consented to the issuance of a new Consent Order with the OCC to replace a prior Consent Order issued September 24, 2009. The new Consent Order continues to require the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets (which were also the minimum capital ratios required by the 2009 Consent Order). As a result of the Corporation's completion of the private placement transaction in December 2013 and the subsequent contribution of $15.4 million of equity capital to the Bank, the Bank met the minimum capital ratios required by the Consent Order as of December 31, 2013.

Although the Bank's capital ratios exceed those required for a well-capitalized institution, as shown in the table above, the Bank is currently considered to be “adequately capitalized” for purposes of the OCC's Prompt Corrective Action (“PCA”) powers. At December 31, 2013 and through the current date, the Bank does not meet the definition of “well-capitalized” because it remains subject to the Consent Order issued by the OCC. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

Dividends. Under federal law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock owned by the Corporation. The Bank may not pay dividends except out of undivided net profits then on hand after deducting its losses and bad debts. In addition, the Bank is required by federal law to obtain the prior approval of the OCC for the declaration or payment of a dividend if the total of all dividends declared by the Bank’s Board of Directors in any year will exceed the total of (i) the Bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income for the preceding two years, less any required transfers to surplus.

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

Due to these requirements and based upon the Bank’s current regulatory condition, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC.

Insider and Affiliate Transactions. The Bank is subject to certain restrictions on any extensions of credit to the Corporation or its subsidiaries, on investments in the stock or other securities of the Corporation or its subsidiaries, and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal shareholder of the Corporation may obtain credit from a bank with which the Bank maintains a correspondent relationship.

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

Consumer Protection Laws. The Bank’s businesses include making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury laws and to various federal and state statutes and regulations, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, and other consumer protection laws. In holding deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

Item 1A. Risk Factors.

Our Bank remains subject to a Consent Order issued by the OCC that will result in increased costs and reduced earnings to us for the foreseeable future and could lead to more severe regulatory action against us.

Our subsidiary Bank has been subject to a Consent Order with the OCC, its primary federal regulator, since September 2009. On October 31, 2013, the September 2009 Consent Order was replaced with a new Consent Order. We expect the Bank will continue to be subject to the new Consent Order or some other regulatory enforcement action for some period of time while the Bank works to comply with various provisions of the Consent Order and demonstrate a period of performance with the requirements of the Consent Order.

The Consent Order requires management to take a number of actions, including achieving and maintaining certain minimum regulatory capital ratios. The Corporation completed a private placement transaction in December 2013, which raised sufficient additional capital that was contributed into the Bank to meet these minimum capital ratios as of December 31, 2013. However, there is no assurance that the Bank will be able to maintain these minimum capital ratios in 2014 or thereafter. We anticipate that the Corporation may need to contribute additional funds to the Bank in order for the Bank to maintain its minimum capital ratios through the balance of 2014. If so, and if we do not have a sufficient amount of cash available at the holding company to contribute to the Bank, our Bank will not be able to maintain the minimum capital ratios required by the Consent Order. If the Bank's capital ratios fall below the minimum ratios required by the Consent Order and we are not able to raise additional capital or take other steps to increase the capital ratios, it is possible the OCC will take additional regulatory enforcement action against our Bank or require the Bank to remain subject to the Consent Order for an extended period of time.

In addition to the minimum capital ratios, the Consent Order requires the Board of Directors and management of the Bank to take a number of actions designed to improve the Bank's operations, including several measures intended to enhance the Bank's risk management policies and practices. Although the Bank has been subject to a Consent Order for over four years, the Bank has not made sufficient improvements to its operations and risk management policies and practices to gain compliance with the Consent Order. In addition, the Bank has been cited for various violations of laws and regulations. It is possible our efforts to comply with the requirements of the Consent Order will not be sufficient for the Bank to be deemed in compliance with the Consent Order or will not sufficiently improve our risk management policies and practices. As a result, there continues to be a risk of further regulatory enforcement action against our Bank. In addition, our financial condition and results of operations may be more susceptible to adverse consequences until our risk management policies and practices have been sufficiently improved.

Continuing to be subject to a Consent Order will result in increased expenses and reduced earnings. Our expenses will be higher because of the additional actions we are required to take by the Consent Order (or as a result of being subject to the Consent Order) that we might not otherwise take, including ongoing periodic reporting obligations. In addition, the premiums we pay for FDIC insurance will remain higher as long as we remain subject to the Consent Order. In addition to these increased expenses, we will likely have less opportunity to increase our earnings than would be the case if we were not subject to a Consent Order. This is because we are required to obtain approval from the Bank's regulator before taking certain actions to expand our business activities or to engage in certain significant transactions. We may not be permitted to pursue expanded business activities, new product lines, or other transactions as long as the Bank has failed to implement the appropriate risk management policies and practices related to such efforts. Moreover, the current economic environment in southeast Michigan and local real estate market conditions, while improving, will continue to present challenges to the Bank's financial performance. Consequently, it is possible that further losses at the Bank could cause its capital to once again fall below such minimum ratios.

As a result of the foregoing, we expect that our financial condition and results of operations in the foreseeable future will continue to be negatively impacted as a result of the existence of the Consent Order and the conditions at the Bank that warranted imposition of the Consent Order.

Continued higher FDIC deposit insurance premiums and restrictions related to our deposit base as a result of the Bank’s current regulatory condition could, individually or collectively, materially limit the Corporation's operating results.

The amount of FDIC deposit insurance premiums required to be paid by financial institutions depends in part on the institution's risk rating and capital position. As a result of the Bank's current risk rating and regulatory capital position, the assessment rate to be paid by the Bank for FDIC deposit insurance remains elevated. These higher assessment rates charged against the Bank are expected to continue until such time as the Bank demonstrates a period of satisfactory performance with the requirements of the Consent Order.

In addition, as a result of the Bank's regulatory capital position, it is prohibited from accepting, renewing, or rolling over any brokered deposits, and the effective yield on deposits solicited by the Bank cannot be more than 75 basis points over national market yields for comparable size and maturity deposits. These restrictions could serve to limit the Bank's flexibility should conditions deteriorate or in the event of unexpected problems with the Bank's liquidity position.

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

As of December 31, 2013, approximately 83% of the Bank’s loan portfolio is commercial purpose loans. Of these commercial purpose loans, approximately 89% are loans secured by commercial real estate, primarily including owner occupied and nonowner occupied properties, construction and land development properties, and single family home construction. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater than that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.

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

Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. According to data published by the federal Bureau of Labor Statistics, Michigan’s unemployment rate in December 2013 was 8.4%, improved from 8.9% in December 2012, but still among the worst of all states. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions.

During the past year, the general business environment in our markets continued to have an overall adverse effect on our business. While we believe that there are now some signs of stabilization within segments of this business environment, conditions are not expected to improve dramatically in the near term. Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected. A continued economic slowdown could have many adverse consequences, including the following: loan delinquencies may increase, problem assets and foreclosures may increase, demand for our products and services may decline, and collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. In particular, our level of nonperforming loans remains elevated from pre-2007 historical levels despite improved current year trending in net loan charge offs, loan delinquencies and provision for loan losses.

We are heavily weighted with loans secured by real estate, and further declines in the real estate market may result in higher loan losses.

A large majority of our loans are secured by commercial and residential real estate. As of December 31, 2013, 87% of our outstanding loans were secured by real estate of which 80% were secured by non-farm, non-residential properties or were construction and land development loans. While cash flows from our commercial customers’ business operations are intended to provide for repayment of their loans, further declines in the economy may impact their ability to do so. The Bank relies on the underlying collateral of a loan as the secondary source of repayment. Dramatic declines in the commercial and residential real estate markets in recent years, as evidenced by falling prices and foreclosures, and elevated unemployment levels, have resulted in, and may continue to result in, significant write-downs of our asset values. For example, the average median value of an owner-occupied residence in our primary market area of Livingston County between 2008 and 2012 was $191,000, a decline of almost 12 percent from the average median value of $216,400 between 2006 and 2010. (Source: USA.com) At December 31, 2013 the unemployment rate in Livingston County was 7.1%, reduced from the county's recent high rate of 13.4% at the beginning of 2010, but still elevated over pre-2009 levels, where the rate was closer to 6.0%. (Source: U.S. Bureau of Labor Statistics). If collateral values continue to decline because of further declines in the overall real estate market, the Bank may incur increased loan losses.

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

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. Many of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. In addition, the current condition of our Bank and the fact that it is subject to, but out of compliance with, a formal regulatory enforcement action, increases our operating costs in various ways, as disclosed in this Annual Report. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on bank holding companies. As a result, these non-bank competitors may have an advantage over us in providing certain services, and this competition may reduce or limit our margins on banking services, reduce our market share, and adversely affect our results of operations and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by federal banking authorities. Any change in applicable legislation could have a substantial impact on us and our Bank and its operations. Additional legislation may be enacted or adopted in the future that could significantly affect our powers, authority, and operations, which could increase our costs of doing business and, as a result, give an advantage to our competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to interpret these regulations as well as to take actions to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.

We may face challenges in managing our operational risk, including the failure of technology infrastructure or information security incidents that could adversely affect our business operations.

Like other financial services companies, we face a number of operational risks, including the potential for processing errors, internal or external fraud, failure of computer systems, and external events beyond our control such as natural disasters. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity. In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

We also face the risk of operational disruption, failure or capacity constraints due to our dependency on third party vendors for components of our business infrastructure. While we have selected these third party vendors carefully, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber-attacks, spikes in volumes and/or customer activity, electrical or telecommunications outages, or natural disasters. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to us.

The occurrence of any failure or interruption in our operations or information systems, or any security breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

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

One of our directors controls approximately 40% of our outstanding voting stock and has the ability to exert significant influence over our management and operations.

One of the directors of the Corporation and the Bank is currently the beneficial owner of approximately 40% of our outstanding voting stock. In addition, certain of the director’s family members control an additional 7% of our outstanding voting stock. The director also has certain rights to appoint representatives to the respective Boards of the Directors of the Corporation and the Bank and his consent is required for either the Corporation or the Bank to increase the size of the Board of Directors to a number greater than 9 directors.

As a result of the foregoing, the director has the ability to exercise significant influence on the respective Boards of Directors of the Corporation and the Bank as well as on matters submitted to our shareholders for approval. It is possible that the director’s interests with respect to the Corporation may not coincide with interests of smaller shareholders. In addition, having a shareholder who controls approximately 40% of our outstanding common stock will likely make future transactions more difficult or even impossible to complete without the support of such shareholder. These possibilities could have an adverse effect on the market price of our common stock.

There is no guarantee our common stock will continue to be publicly-traded or that we will continue to file reports with the SEC.

Recent changes to federal law that increase the number of shareholders a company may have without filing reports with the SEC make it easier for the Corporation to deregister with the SEC. Deregistering with the SEC would mean that trades of our common stock would no longer be quoted on the OTC Bulletin Board. This would negatively affect the liquidity of our stock. While the Corporation does not have any current plans to deregister from the SEC (and, in fact, may be prohibited from doing so in the near future), investors should not base a decision to invest in our common stock on the assumption that we will continue to file reports with the SEC for any specific period of time or that trades of our stock will continue to be quoted on the OTC Bulletin Board.

The trading price of our common stock may be subject to continued significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

▪	actual or anticipated quarterly fluctuations in our operating and financial results;

▪	our ability to comply with the terms of the Consent Order issued against our Bank and the possibility of future regulatory enforcement actions against us;

▪	announcements regarding significant transactions in which we may engage;

▪	changes or perceived changes in our operations or business prospects;

▪	legislative or regulatory changes affecting our industry generally or our businesses and operations;

▪	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Michigan, and the pace of any such stabilization and recovery;

▪	the operating and share price performance of companies that investors consider to be comparable to us;

▪	future offerings by us of debt or preferred equity, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions;

▪	actions of our controlling shareholder and other current shareholders, including future sales of common stock; and

▪	other changes in global financial markets, economies, and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

In particular, purchasers of our preferred stock issued in the private placement transaction completed in December 2013 have agreed not to sell or otherwise transfer any of those shares of preferred stock or any shares of common stock issued upon conversion of the preferred stock until June 2014. Upon conversion of those preferred shares, those purchasers will control over 90% of our issued and outstanding common stock. As a result, while we have no reason to believe any of these purchasers intend to sell any of their shares of common stock in the near future, when the transfer restrictions lapse in June 2014, it is possible one or more of these purchasers could attempt to sell a significant portion of our outstanding common stock. If this occurs, it would likely result in a decline in the market price of our common stock.

Any future offerings of debt or preferred equity, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions, and any future equity offerings may adversely affect the market price of our common stock.

As noted above, our Bank is required by the Consent Order issued against it by the OCC to maintain certain minimum capital ratios. If future losses or other factors cause the Bank to fall below those capital ratios, it may be necessary for the Corporation to raise capital through the sale of additional securities. Even if not required to do so by the Consent Order, our Board of Directors may decide to increase our capital resources, or we or our Bank could be forced by federal bank regulators to raise additional capital, including through the sale of debt securities, equity securities that have priority over our common stock, or additional shares of our common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our outstanding shares of common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our Board of Directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of our shareholders. Our Board also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation, and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our Articles of Incorporation, certain banking laws, and our Tax Benefits Preservation Plan may have an anti-takeover effect.

Provisions of our Articles of Incorporation and certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. In addition, we have a Tax Benefits Preservation Plan that is intended to discourage any person from acquiring 5% or more of our outstanding stock (with certain limited exceptions). The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank operates from eight facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Corporation are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 4299 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan; 8080 Challis Road, Brighton, Michigan; 760 South Grand Avenue, Fowlerville, Michigan; 10700 Highland Road, Hartland, Michigan; and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive-up services. All of the properties are owned by the Bank except for the West Grand River branch, which is leased from a third party. The lease is for 5 years with two 5-year renewal options, expiring September 2022. The average lease payment over the remaining life of the lease is $4,500 monthly.

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

The Corporation’s executive officers as of March 31, 2014 are as follows:

Ronald L. Long  (Age 54), President, Chief Executive Officer, since May 12, 2008; Senior Vice President and Senior Business Development Officer, Independent Bank from October 2007 through January 2008; President and Chief Executive Officer, Independent Bank East Michigan from 1993 through September 2007.

Mark J. Huber (Age 45), Senior Vice President, Chief Financial Officer, since June 4, 2009; Senior Manager, specializing in financial institutions, with Plante & Moran, PLLC from 1993 – 2009.

Gerald Moyer (Age 60), Senior Vice President, Commercial Loan Officer since April 13, 2009, Chief Work Out Officer August 16, 2008 – April 12, 2009, Vice President, Commercial Loan Officer April 21, 2008 – August 15, 2008.   Vice President and Senior Relationship Manager, Private Financial Group, with Huntington National Bank from June 2001 – March 2008.

Daniel J. Wollschlager (Age 63), Senior Vice President, Chief Credit Officer, since October 27, 2011; Executive Vice President, Senior Lending Officer and Director, the State Bank from October 2008 to October 2011; Chief Executive Officer and Chief Credit Officer and Director, Main Street Bank from September 2007 to October 2008; Principal, BBK, LTD., from September 2004 to September 2007; Executive Vice President, Corporate Special Assets Manager, National City Bank (Cleveland, OH) from 2002 - 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is not an established trading market for the Corporation’s common stock. Information regarding its market price can be obtained on the internet at nasdaq.com (FNHM). There are occasional direct sales by shareholders of which the Corporation’s management is generally aware. To the knowledge of the Corporation's management, from January 1, 2012, through December 31, 2013, there were a total of 104,350 shares of the Corporation’s common stock sold. The price was reported to management in some of these transactions; however, there may have been other transactions involving the Corporation’s stock at prices not reported to management. High and low closing prices of our common stock for each quarter for the year ended December 31, 2013 and 2012 are set forth below. No dividends were declared on common stock during 2013 and 2012. To the knowledge of the Corporation's management, the last sale of common stock occurred on March 28, 2014 at a price of $1.10 per share.

14

	2013			2012
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$2.01	$1.14	$-	$0.85	$0.23	$-
Second Quarter	$2.50	$1.40	$-	$1.06	$0.35	$-
Third Quarter	$1.50	$1.00	$-	$1.01	$0.36	$-
Fourth Quarter	$3.00	$0.95	$-	$2.00	$0.36	$-

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

The Corporation did not repurchase any of its stock during the fourth quarter of 2013, nor has the Corporation’s Board adopted or approved a stock repurchase program.

Item 6. Selected Financial Data.

SUMMARY FINANCIAL DATA
	2013	2012	2011	2010	2009
(in thousands, except per share data)
Statement of Operations Data:
Interest income	$10,455	$11,064	$12,692	$14,227	$17,870
Interest expense	925	1,092	1,571	2,496	4,632
Net interest income	9,530	9,972	11,121	11,731	13,238
Provision for loan losses	(2,250)	1,325	6,200	5,975	15,847
Noninterest income (1)	2,865	3,271	2,922	3,225	3,569
Gain (loss) on available for sale securities (1)	-	(3)	337	329	199
Noninterest expense (2)	11,567	11,690	11,753	13,146	15,939
Income (loss) before federal income taxes	3,078	225	(3,573)	(3,836)	(14,780)
Net income (loss)	2,974	329	(3,573)	(3,893)	(13,696)
Per Share Data(3) (4):
Basic and diluted net income (loss) per share	$1.57	$0.72	$(7.81)	$(8.53)	$(30.23)
Dividends paid	-	-	-	-	-
Weighted average basic and diluted shares outstanding	1,896,613	457,416	457,318	456,633	453,025
Balance Sheet Data:
Total assets	$312,290	$296,871	$292,080	$305,341	$332,390
Loans, gross	165,115	180,191	208,844	235,938	274,046
Allowance for loan losses	9,214	11,769	12,690	13,970	18,665
Deposits	285,313	287,682	283,652	293,280	315,196
Shareholders' equity	25,106	7,369	6,610	10,134	14,376
Ratios:
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Average equity to average asset ratio	3.37%	2.35%	2.96%	4.31%	5.80%

(1)	Included in noninterest income in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Income” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	Included in noninterest expense in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Expense” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(3)	Per share data and number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.
(4)	2013 per share data and number of shares include 17,510 shares of Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B, converted to common shares at a rate reflecting a price per common share of $0.70.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion provides additional information to assess the consolidated financial condition and results of operations of FNBH Bancorp, Inc. (the “Corporation”) and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

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

As chronicled earlier in this Form 10-K, the level of regulatory enforcement action taken against the Bank by the Office of the Comptroller of the Currency (OCC) escalated from a formal agreement entered in October 2008 to the issuance of a Consent Order in September 2009, which was subsequently revised and reissued as a new Consent Order in October 2013 (the “Consent Order”). Pursuant to the new Consent Order, the Bank continues to be required to maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. At December 31, 2013, the Bank satisfied these required minimum ratios due to receipt of a $15.4 million capital infusion from the Corporation using available proceeds from a private placement transaction completed by the Corporation in December 2013. In addition, on March 27, 2014, the Corporation issued 2.3 million shares of its common stock pursuant to a rights offering registered with the SEC that resulted in aggregate net proceeds of approximately $1.5 million. Of these proceeds, $550,000 was contributed by the Corporation to the capital of the Bank to assist the Bank in maintaining the required minimum capital ratios as of March 31, 2014. Based on our projections, the Corporation currently expects that the Bank will be able to maintain the required capital ratios throughout 2014, although this may require additional capital contributions from the Corporation. However, there is no guarantee that this will occur. Please see "Capital" below for more details.

In addition, despite exceeding minimum regulatory capital ratios for a well-capitalized institution at December 31, 2013, the Bank is presently categorized as “adequately capitalized” for purposes of the OCC’s Prompt Corrective (“PCA”) enforcement powers because the Bank remains subject to the new Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) restrictions on the payment of dividends, capital distributions and management fees, (2) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (3) prohibitions on the acceptance of employee benefit plan deposits, (4) restrictions on interest rates paid on deposits, and (5) restrictions on the acceptance, renewal, or roll-over of brokered deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

The Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. It will be imperative for the Bank to comply with these requirements in order to avoid further regulatory enforcement action. As long as the Bank is subject to the Consent Order, the financial performance of the Corporation will be adversely impacted by elevated FDIC insurance premiums paid by the Bank and ongoing costs incurred to correct deficiencies underlying the requirements of the Consent Order. The Corporation also remains challenged to a great extent by the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing or stagnant economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 8.4%, although improved from recent highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

The dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment, resulted in and may continue to cause significant write-downs of asset values by us and other financial institutions if borrowers continue to struggle. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Additionally, capital and credit markets have continued to experience elevated levels of volatility and disruption in recent years. This market turmoil and tightening of credit have led to a lack of general consumer confidence and a reduction in business activity.

Although improved significantly from December 31, 2012, our nonperforming assets comprise approximately 35% of our capital plus allowance for loan losses at December 31, 2013. As described elsewhere in this Form 10-K, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, and is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses and still maintain the minimum capital levels required under the Consent Order.

As described in Note 2 to the consolidated financial statements, management has undertaken various initiatives to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy or results may not be sufficient to sustain the Bank's capital levels at satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory enforcement action.

In response to these regulatory actions, difficult market conditions and significant losses incurred from 2007 through 2011, we have taken steps or initiated action plans to restore our capital levels, improve our operations and return to profitability, with the primary objective of fully satisfying all requirements of the Consent Order in as timely a manner as possible.

There can be no assurance that management’s efforts will improve the Bank’s financial condition. Further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose challenges on the Bank.

It is against this backdrop that we discuss our financial condition and results of operations in 2013 as compared to earlier periods.

FINANCIAL CONDITION

Total assets were $312.3 million at December 31, 2013 compared to $296.9 million at December 31, 2012; an increase of $15.4 million (5.2%). Cash and cash equivalents increased by $36.0 million (46.1%) to $78.0 million at December 31, 2013. Investment securities decreased $4.9 million (6.7%) to $68.5 million and gross loans decreased $15.1 million (8.4%) to $165.1 million. Deposits decreased $2.4 million (0.8%) to $285.3 million. Shareholders’ equity increased $17.7 (240.7%) to $25.1 million.

Cash and Due from Banks

During 2013, cash and due from bank balances increased due to continued net run-off in both the investment and loan portfolios and from $16.5 million of net proceeds received from the Corporation’s private placement transaction, which closed in December 2013.

Securities

During 2013, investments securities decreased $4.9 million due to principal pay downs of $19.7 million, a call of $3.0 million, net amortization of $1.1 million, and an increase in the portfolio’s net unrealized losses of $1.8 million. These decreases were partially offset by security purchases of $20.7 million.

The following table sets forth the fair value of available for sale securities and the book value of other securities at December 31:

	2013	2012	2011
	(in thousands)
Available for sale securities:
Mortgage-backed/CMO	$65,169	$67,862	$23,897
U.S. agency	-	3,007	7,008
Obligations of state and political subdivisions	1,794	1,580	1,311
Preferred stock	717	137	109
Total available for sale securities	$67,680	$72,586	$32,325
Other securities:
FRB stock	$44	$44	$44
FHLBI stock	735	735	735
Total other securities	$779	$779	$779

The following sets forth the fair value contractual maturities of securities at December 31, 2013 and the weighted average coupon rate of such securities:

	Maturing Within One Year		Maturing After One but Within Five Years		Maturing After Five but Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Mortgage-backed/CMO	$-	-	$-	-	$14,255	2.98%	$50,914	2.86%
U.S. agency	-	-	-	-	-	-	-	-
Obligations of states and political subdivisions	-	-	761	1.60%	512	4.06%	521	4.14%
Preferred stock	-	-	-	-	-	-	717	-
FRB stock	-	-	-	-	-	-	44	6.00%
FHLBI stock	-	-	-	-	-	-	735	3.50%
Total	$-	-	$761	1.60%	$14,767	3.02%	$52,931	2.88%

Tax equivalent adjustment for calculation of yield	$-		$-		$10		$11

The rates set forth in the table below for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt		Equivalent
	Rate	Adjustment	Basis
Under 1 year	-	-	-
1-5 years	-	-	-
5-10 years	4.06%	1.99%	6.05%
10 years or more	4.14%	1.99%	6.13%

The following shows the percentage composition of the securities portfolio as of December 31:

	2013	2012	2011
Mortgage-backed/CMO	95.2%	92.5%	72.2%
U.S. agency	0.0%	4.1%	21.2%
Obilgations of state and political subdivisions	2.6%	2.2%	4.0%
Preferred stock	1.1%	0.2%	0.3%
Other	1.1%	1.0%	2.3%
Total securities	100.0%	100.0%	100.0%

Loans

The senior management and Board of Directors of the Bank retain the authority and responsibility for credit decisions. We have adopted uniform underwriting standards documented in our various loan policies. Our delegated loan authorities and loan committee structure attempt to provide requisite controls and promote compliance with such established underwriting standards. Loans to a borrower with aggregate indebtedness in excess of $1,500,000 are approved by a committee of the Board or the entire Board. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses was elevated from 2007 through 2012 relative to prior historical levels.

The loan portfolio decreased $15.1 million (8.4%) in 2013. The decrease was attributable in part to remediation of problem loans via negotiated settlements and strategic payoffs and deliberate run-off within certain portfolio segments to reduce concentrations in real estate secured loans. Further decreases in loans resulted from receipt of scheduled payments from our borrowers and pay-offs received as borrowers refinanced at other financial institutions. In addition, loan charge offs incurred in 2013 reduced loans by $1.2 million. These factors, coupled with limited loan demand by creditworthy borrowers and increased market competition, reduced loans outstanding during 2013. However, the decrease in loans also served to reduce the Bank’s size and facilitate management of the Bank’s regulatory capital ratios while the Bank remained undercapitalized for most of 2013.

The following table reflects the composition of the commercial and consumer loans in the Consolidated Financial Statements. Included in the residential first mortgage totals below are the “real estate mortgage” loans listed in the Consolidated Financial Statements and other loans to customers who pledge their homes as collateral for their borrowings. A portion of the loans listed in residential first mortgages represent commercial loans where the borrower has pledged a 1- 4 family residential property as collateral. In the majority of the loans to commercial customers, the Bank is relying on the borrower’s cash flow to service the loans.

The following shows the balance and percentage composition of loans as of December 31:

	2013		2012		2011		2010		2009
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
	(in thousands)
Secured by real estate:
Residential first mortgage	$17,596	10.7%	$19,782	11.0%	$21,755	10.4%	$24,546	10.4%	$29,719	10.8%
Residential home equity/other junior liens	11,236	6.8%	10,040	5.6%	12,246	5.9%	14,967	6.3%	17,606	6.4%
Construction, land development and other land	5,826	3.5%	8,741	4.8%	13,918	6.7%	19,641	8.3%	29,119	10.6%
Commercial (nonfarm, nonresidential)	109,334	66.1%	120,617	66.9%	142,539	68.2%	155,006	65.7%	170,364	62.2%
Commercial	15,019	9.1%	16,112	8.9%	13,590	6.5%	16,196	6.9%	20,015	7.3%
Consumer and Other	6,273	3.8%	5,103	2.8%	4,992	2.3%	5,784	2.4%	7,467	2.7%
Total gross loans	165,284	100.0%	180,395	100.0%	209,040	100.0%	236,140	100.0%	274,290	100.0%
Net unearned fees	(169)		(204)		(196)		(202)		(244)
Total Loans	$165,115		$180,191		$208,844		$235,938		$274,046

Loans secured by residential first mortgages decreased $2.2 million (11.1%) in 2013 as the mortgage loan portfolio experienced runoff from scheduled payments, payoffs, charge offs and transfers into other real estate. During 2013 and through the current date, the Bank’s ability to originate residential mortgage loans was constrained by the lack of an in-house residential lending program and reliance on a third-party to provide residential mortgage loans to the Bank’s customers.

During 2013, the Bank experienced a net increase in loans secured by residential home equity liens as customers took advantage of continued low and stable interest rates and improved residential property values, relative to recent prior year depressed property values. At December 31, 2013, the Bank had $3.2 million of home equity interest-only loans; none of these loans were originated at low promotional rates.

Construction, land development and other land loans at December 31, 2013 totaled $5.8 million and included $4.8 million of loans secured by non 1-4 family residential properties and $1.0 million secured by 1-4 family residential construction loans. During 2013, these loans experienced a decline of $2.9 million (33.3%) attributable primarily to self-liquidation of the portfolio through receipt of scheduled payments and the Bank’s desire for continued diversification away from these higher risk loans given the relatively poor economic conditions for real estate development. Minimal charge offs were incurred for this portfolio in 2013 due to significant impairment charges recognized in prior years when real estate values experienced dramatic declines. Additionally, no new money construction or land development loans were originated in 2013.

Commercial real estate loans (nonfarm and nonresidential) decreased $11.3 million (9.4%) from 2012 to 2013. The decrease resulted in part from continued management (i.e., reduction) of the Bank’s concentration of real estate secured loans achieved via run-off from receipt of scheduled payments from performing borrowers and pay-offs received from borrowers refinancing at other financial institutions. At December 31, 2013, the commercial real estate portfolio includes: $57.7 million of loans secured by non-owner occupied properties, $49.0 million of loans secured by owner occupied properties, and $2.6 million of loans secured by multifamily housing. The Bank’s ability to originate new owner and non-owner occupied commercial real estate loans during 2013 was restricted by the Bank’s capital position, loan concentration levels and regulatory condition.

Commercial loans experienced a net decrease of $1.1 million (8.9%) in 2013. These types of loans are made to finance commercial and industrial businesses and are not secured by real estate. As such, these loans present a desirable addition to the Bank’s existing and heavily concentrated real estate portfolio. However, during 2013, lending opportunities for commercial and industrial loans were limited as businesses continued to be cautious of the economy’s resiliency and as competition for these loans from other financial institutions intensified.

Consumer and other loans increased approximately $1.2 million (22.9%) from 2012 to 2013. The net increase primarily resulted from growth in the Bank’s consumer auto loan portfolio following promotional efforts designed to diversify the Bank’s loan portfolio into more retail lending given the existing commercial real estate concentrations.

The following shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2013, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Loans Maturing
		After One
	Within One	but Within	After Five
	Year	Five Years	Years	Total
	(in thousands)
Secured by Real Estate:
Construction, land development and other land loans	$1,424	$4,402	$-	$5,826
Other (secured by commercial and multi-family)	25,557	71,491	12,286	109,334
Commercial (secured by business assets or unsecured)	8,202	5,089	1,728	15,019
Other (loans to farmers, and overdrafts)	-	-	-	-
Totals	$35,183	$80,982	$14,014	$130,179

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	Fixed Rate	Variable Rate
	(in thousands)
Due after one but within five years	$62,763	$18,219
Due after five years	10,162	3,852

At December 31, 2013 and 2012, the Bank’s loan portfolio included significant industry concentrations for: lessors of non-residential building operators, lessors of residential buildings, lessors of mini warehouses/self-storage, single family home builders, and hotels and motels. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of the Bank’s capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2013.

The future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate only prudent and modest loan portfolio growth in 2014. Any further declines in the loan portfolio caused by regulatory restrictions on the Bank’s ability to make new loans, a lack of loan demand by qualified borrowers, or competition that leads to unanticipated payoffs of our existing loans or lower relative pricing on new loans could adversely impact our future operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At December 31, 2013 and 2012, there were $7.8 million and $10.2 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below as of December 31:

Nonperforming Loans and Assets:	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual loans	$11,067	$12,839	$22,962	$30,858	$43,724
Loans past due 90 days and still accruing	-	201	9	-	-
Total nonperforming loans	11,067	13,040	22,971	30,858	43,724
Other real estate	480	3,427	3,026	4,294	3,777
Total nonperforming assets	$11,547	$16,467	$25,997	$35,152	$47,501

Nonperforming loans as a percent of total loans	6.70%	7.24%	11.00%	13.08%	15.95%
Allowance for loan losses as a percent of nonperforming loans	83.26%	90.25%	55.25%	45.27%	42.69%
Nonperforming assets as a percent of total loans and other real estate	6.97%	8.97%	12.27%	14.63%	17.10%

There were no other interest bearing assets at December 31, 2013 that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.

The following shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of December 31:

Nonperforming Loans	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Secured by real estate:
Residential first mortgage	$2,504	22.6%	$3,147	22.9%	$4,209	18.3%
Residential home equity/other junior liens	375	3.4%	441	3.4%	593	2.6%
Construction and land development and farmland	1,849	16.7%	2,391	18.6%	6,710	29.2%
Commercial real estate (nonfarm, nonresidential)	6,203	56.1%	6,672	52.0%	10,866	47.3%
Commercial	12	0.1%	264	2.1%	549	2.4%
Consumer and Other	124	1.1%	125	1.0%	44	0.2%
Total nonperforming loans	$11,067	100.0%	$13,040	100.0%	$22,971	100.0%

At December 31, 2013, nonperforming loans decreased $2.0 million (15.1%) from December 31, 2012. The net decrease resulted from the combination of: payoffs, settlements, and continued receipt of payments from borrowers totaling approximately $4.1 million; upgrade of approximately $2.5 million of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings; approximately $660,000 of charge offs; the transfer of one loan for $86,000 to other real estate owned; and, no loans past due greater than 90 days and still accruing interest at December 31, 2013. Offsetting these decreases, approximately $5.6 million of new nonperforming loans were identified in 2013. These loans were comprised principally of commercial real estate loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of December 31, 2013, approximately $7.8 million (70.3%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $480,000 at December 31, 2013 compared to $3.4 million at December 31, 2012. The decrease at year-end 2013 results from proceeds of $3.1 million received on disposition of OREO properties resulting in net gains of $153,000. In addition, valuation write-downs totaling $62,000 were recognized to reflect fair value adjustments based on current appraisals and/or management’s determination of further impairment based on market conditions. During 2013, one property was transferred into OREO. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

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

Although management has specific, aggressive remediation plans for a majority of the Bank’s remaining significant classified and criticized loans, execution of such plans will take some time and is, in many respects, dependent on external factors such as the borrowers’ ability to repay their obligations and/or to meet performance criteria and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of recovery in southeast Michigan. Given the extent of the problem loans secured by real estate, these factors may delay remediation efforts and result in the Bank maintaining higher than anticipated balances of nonperforming loans which may adversely impact future provision for loan losses. Management continues to make oversight of these loans a priority.

At December 31, 2013, impaired loans totaled approximately $19.1 million, of which $12.3 million were assigned a specific reserve of $2.4 million. Impaired loans without specific reserve allocations totaled $6.8 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price. Impaired loans totaled $22.9 million at December 31, 2012 and $25.1 million at December 31, 2011. Impaired loans had specific reserves of $1.7 million at December 31, 2012 and $2.9 million at December 31, 2011.

Of the impaired loans reported at December 31, 2013, $8.7 million were on nonaccrual status, based on management’s assessment using criteria discussed above and $10.8 million are commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

A key component of our asset quality improvement initiative includes procedures intended to improve asset quality levels within the loan portfolio. Management develops specific workout strategies on all significant impaired loans to attempt to mitigate the extent of potential future loss by the Bank and to remediate nonperforming assets, where possible. Loan work out strategies may include the Bank’s willingness to modify the terms of a loan to improve our ability to collect amounts due. The modified terms are intended to enable customers to mitigate the risk of foreclosure by creating payment schedules that provide for continued loan payment requirements based on their current cash flow ability. Common modifications utilized by the Bank may include one or more of the following: interest rate reductions, extension of amortization periods, and forbearance of interest and/or principal payments. Management may extend concessions (i.e., modifications) to troubled borrowers in exchange for the pledge of additional collateral and/or guarantors. Loan modifications are considered TDRs when the modification includes terms outside of normal lending practices (i.e., concessions) to a borrower who is experiencing financial difficulties.

The following summarizes the troubled debt restructuring component of impaired loans at:

	December 31, 2013			December 31, 2012
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)

Current	$11,388	$7,110	$18,498	$13,087	$8,338	$21,425
Past due 30-89 days	-	682	682	-	163	163
Past due 90 days or more	-	2	2	201	1,718	1,919
Total troubled debt restructurings	$11,388	$7,794	$19,182	$13,288	$10,219	$23,507

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

Allowance for Loan Losses

The allowance for loan losses totaled $9.2 million at December 31, 2013 compared to $11.8 million at December 31, 2012, a decrease of $2.6 million. At December 31, 2011 the allowance balance was $12.7 million. The allowance for loan losses represented 5.58%, 6.53%, and 6.08% of gross loans and provided a coverage ratio to nonperforming loans of 83.26%, 90.25%, and 55.25% at December 31, 2013, 2012 and 2011, respectively. Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. When all of these factors were considered, management determined that the $2.3 million negative provision for loan losses and resulting $9.2 million allowance were appropriate as of and for the year ended December 31, 2013.

The elevated coverage ratio at December 31, 2012 relative to year-end 2011 resulted primarily from a $9.9 million (43.2%) decrease in nonperforming loans during 2012 for which partial charge-offs were recognized in previous years for collateral deficiencies and/or as work out strategies were formulated by management. Consequently, the remediation of these loans utilized a relatively smaller portion of the overall allowance than that allocated to the remaining portfolio, as determined based on the Bank’s elevated loss history, which further contributed to the increased coverage ratio at December 31, 2012.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. Relative to conditions faced by the Bank as recently as one-year ago, combined with successive decreasing quarterly trends experienced in the levels of existing and newly identified nonperforming loans, the gradual stabilization of real estate values securing certain problem credits, the continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, the allowance for loan loss calculation and analysis at December 31, 2013 supported our determination of the overall level of the allowance and related provision expense relative to prior periods. Management believes that it is reasonably likely that future negative provision expense may be required to reduce the overall level of the allowance based on the continuation of existing portfolio trends and the anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation.

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

If the economy weakens further and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. Due to the uncertainty of future economic conditions and the decline in real estate values, the provision for loan losses for 2014 may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have considered these factors when determining the level of reserves, it is difficult to accurately predict the future economic events, especially in the current environment.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at December 31, 2013, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

The following sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is part of the Corporation’s critical accounting policies, for each of the years ended December 31:

	2013	2012	2011	2010	2009
	(in thousands)
Loans:
Average daily balance of loans for the year	$170,434	$194,804	$223,665	$252,314	$297,609
Amount of loans outstanding at end of year	165,115	180,191	208,844	235,938	274,046
Components:
Allowance for loan losses
Balance, beginning of year	$11,769	$12,690	$13,970	$18,665	$14,122
Loans charged off:
Commercial	1,072	3,778	7,362	10,751	10,730
Consumer	126	169	527	558	581
Real estate mortgage	7	86	417	574	619
Total charge offs	1,205	4,033	8,306	11,883	11,930
Recoveries to loans previously charged off:
Commercial	702	1,677	618	1,029	462
Consumer	154	104	163	178	141
Real estate mortgage	44	6	45	6	7
Total recoveries	900	1,787	826	1,213	610
Net loans charged off	305	2,246	7,480	10,670	11,320
Additions (reductions) to allowance charged to operations	(2,250)	1,325	6,200	5,975	15,863
Balance, end of year	9,214	11,769	12,690	13,970	18,665
Reserve for unfunded credit commitments
Balance, beginning of year	300	300	300	300	316
Additions (reductions) to reserve charged to operations	-	-	-	-	(16)
Balance, end of year	300	300	300	300	300
Total allowance for loan losses and
reserve for unfunded credit commitments	$9,514	$12,069	$12,990	$14,270	$18,965
Ratios:
Net loans charged off to average loans outstanding	0.18%	1.15%	3.34%	4.23%	3.80%
Allowance for loan losses to loans outstanding	5.58%	6.53%	6.08%	5.92%	6.81%

The following shows charge offs by the type of loan collateral and percentage composition as of December 31:

	2013		2012		2011		2010		2009
Charge offs	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Secured by real estate
Residential first mortgage	$55	4.6%	$517	12.8%	$1,401	16.9%	$868	7.3%	$1,145	9.6%
Residential home equity/other junior liens	32	2.6%	172	4.3%	615	7.4%	395	3.3%	1,280	10.7%
Construction and land development and farmland	20	1.7%	481	11.9%	1,436	17.3%	4,547	38.3%	3,573	30.0%
Commercial real estate	827	68.7%	2,385	59.1%	4,070	49.0%	5,376	45.2%	3,889	32.6%
Commercial	166	13.7%	355	8.8%	628	7.5%	465	3.9%	1,599	13.4%
Consumer and Other	105	8.7%	123	3.1%	156	1.9%	232	2.0%	444	3.7%
Total charge offs	$1,205	100.0%	$4,033	100.0%	$8,306	100.0%	$11,883	100.0%	$11,930	100.0%

The following presents the portion of the allowance for loan losses and unfunded commitments applicable to each loan category and the percent of loans and the percent of the credit commitments in each category to total loans and total credit commitments, as of December 31:

	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allowance for loan losses
Commercial	$8,554	82.9%	$10,616	84.4%	$10,720	85.9%	$11,604	86.0%	$16,520	86.1%
Consumer	374	9.8%	440	8.1%	1,129	7.0%	1,032	7.1%	1,138	6.9%
Real estate mortgage	286	7.3%	713	7.5%	841	7.1%	1,334	6.9%	1,007	7.0%
Total	$9,214	100.0%	$11,769	100.0%	$12,690	100.0%	$13,970	100.0%	$18,665	100.0%

Unfunded commitments
Commercial	$223	59.6%	$204	50.7%	$106	58.6%	$95	57.1%	$136	58.8%
Consumer	77	40.4%	96	49.3%	194	41.4%	205	42.9%	164	41.2%
Real estate mortgage	-	-	-	-	-	-	-	-	-	-
Total	$300	100.0%	$300	100.0%	$300	100.0%	$300	100.0%	$300	100.0%

Deposits

Deposits totaled $285.3 million at December 31, 2013, a decrease of $2.4 million (0.8%) from December 31, 2012. Year-end deposit balances may fluctuate, therefore it is often more meaningful to analyze changes in average balances. Average deposits increased $4.6 million (1.6%) in 2013 compared to 2012. Average demand deposit balances increased $5.4 million (6.2%) while average NOW, savings and money market deposit account (MMDA) balances, as a group, increased $6.7 million (6.2%). During 2013, the Bank experienced an influx of non-interest bearing demand balances primarily from our business customers. Average certificates of deposit (CD’s) decreased $7.5 million (8.5%) in 2013 due to the Bank’s management of CD renewal rates and limited special rates offered to single-service customers.

During 2012, average deposits decreased $2.6 million (0.9%). Average demand deposit balances increased $6.1 million (7.5%) while average NOW, savings, and MMDA balances, as a group, increased $2.1 million (2.0%). During 2012, the Bank experienced a shift in balances from NOW accounts to non-interest bearing demand accounts as primarily large depositors and municipalities took advantage of the FDIC’s extended and unlimited deposit insurance. Average certificates of deposit decreased $10.7 million (10.8%) due to the Bank’s management of CD renewal rates and limited special rates offered to single-service customers.

The following sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	2013		2012		2011
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$92,590	0.00%	$87,180	0.00%	$81,115	0.00%
NOW	30,602	0.02%	29,181	0.02%	28,699	0.03%
Savings	42,684	0.02%	41,622	0.02%	41,621	0.10%
MMDA	40,548	0.42%	36,348	0.47%	34,730	0.62%
Time deposits	80,887	0.91%	88,359	1.03%	99,098	1.32%
Total	$287,311	0.32%	$282,690	0.39%	$285,263	0.55%

The majority of the Bank’s deposits are from core customer sources, representing long-term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The average balance of brokered certificates was $1.1 million and $1.4 million in 2013 and 2012, respectively. Brokered deposits totaled $1.1 million at December 31, 2013 and 2012, respectively. None of these brokered certificates exceeded $100,000 at December 31, 2013 or December 31, 2012.

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2013.

Capital

The Corporation’s capital at year-end 2013 totaled $25.1 million, a $17.7 million (240.7%) increase compared to capital of $7.4 million at December 31, 2012, and $6.6 million at December 31, 2011. The significant increase in capital at December 31, 2013 resulted primarily from completion of the Corporation’s private placement transaction in December 2013, which raised approximately $16.5 million of additional equity, net of offering costs, from the issuance of Series B Preferred Shares. In addition, 2013 net income of $3.0 million, partially offset by $1.8 million of unrealized net loss in the available for sale investment portfolio, contributed to the Corporation’s improved capital position at December 31, 2013.

Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. The regulatory agencies have set capital standards for institutions. The leverage ratio, which divides Tier 1 capital by quarterly average assets, must be 4% for an institution to be considered adequately capitalized. The Bank’s leverage ratio was 8.67% at year-end 2013. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 4% for an institution to be considered adequately capitalized. The Bank’s Tier 1 risk-based capital ratio was 13.27% at year-end 2013. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 8% for an institution to be considered adequately capitalized. The Bank’s total risk-based capital ratio was 14.57% at year-end 2013.

The following lists various Bank capital ratios at December 31:

	Minimum	Minimum
	Regulatory	Regulatory Ratio
	Ratio for Well	for Adequately	Bank Ratios
	Capitalized	Capitalized	2013	2012	2011
Average equity to average asset ratio	-	-	3.36%	2.45%	2.96%
Tier 1 leverage ratio	5.00%	4.00%	8.67%	2.58%	2.44%
Tier 1 risk-based capital	6.00%	4.00%	13.27%	3.71%	3.18%
Total risk-based capital	10.00%	8.00%	14.57%	5.02%	4.49%

As a result of prior and recent regulatory action taken against the Bank as evidenced in the new Consent Order issued to the Bank by the OCC on October 31, 2013, the Bank continues to be subject to higher minimum capital ratios than those shown above. Specifically, the Consent Order requires the Bank to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank was in compliance with these minimum ratios as of December 31, 2013. However, because the Bank is subject to the Consent Order, it does not meet the regulatory determination of a well-capitalized institution. As such, the Bank is considered "adequately capitalized" for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects. See Item 1, Business, Supervision and Regulation above for additional details.

As described within earlier portions of this Form 10-K filing, the Corporation issued 17,510 shares of its Series B Preferred Shares in a private placement transaction to accredited investors that closed on December 11, 2013. The transaction resulted in gross proceeds to the Corporation of approximately $17.5 million and provided additional equity of approximately $16.5 million, after related offering costs. Using proceeds from this transaction, the Corporation contributed $15.4 million of capital into the Bank on December 20, 2013. As a result, as of December 31, 2013, the Bank met the minimum capital ratios required by the Consent Order.

Despite completion of the aforementioned capital raise in December 2013 and the subsequent restoration of the Bank’s regulatory capital ratios to minimum levels imposed by the Consent Order, there is no assurance that the Bank will be able to maintain these capital ratios throughout 2014 or beyond. We anticipate that the Corporation may need to contribute additional funds to the Bank in order for the Bank to maintain its minimum capital ratios through the balance of 2014. If so, and if we do not have a sufficient amount of cash available at the holding company to contribute to the Bank, our Bank will not be able to maintain the minimum capital ratios required by the Consent Order. If the Bank's capital ratios fall below the minimum ratios required by the Consent Order and we are not able to raise additional capital or take other steps to increase the capital ratios, it is possible the OCC will take additional regulatory enforcement action against our Bank or require the Bank to remain subject to the Consent Order for an extended period of time. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to maintain the minimum capital ratios required under the Consent Order.

As described elsewhere in this Form 10-K, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Management’s future plans in response to the Bank’s regulatory classification and the need to overcome current economic challenges are described more fully in Note 2 of the consolidated financial statements included in this Annual Report of the Corporation’s 2013 Form 10-K filing.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. In the third quarter of 2008, the Corporation suspended, indefinitely, the payment of dividends due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $145.7 million at year-end 2013 or about 46.7% of total assets. This compares to $114.6 million or about 38.6% of total assets at year-end 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $29.1 million and $30.7 million at December 31, 2013 and December 31, 2012, respectively. The Bank had limited (non-core) brokered deposits of approximately $1.1 million at December 31, 2013 and December 31, 2012. The Bank paid off the $1.1 million of brokered deposits in February 2014. Due to the Bank’s classification as Adequately Capitalized for PCA purposes, it may not renew or issue additional brokered deposits without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at December 31, 2013 and 2012 noted above, investment securities with a fair value of approximately $59.0 million and $69.4 million respectively, were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At December 31, 2013, the Bank had a $22.5 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $4.7 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At December 31, 2013, the Bank had no borrowings outstanding against these lines of credit. In addition, during 2013, the Bank had no short-term borrowings on these lines of credit, or from other sources, for liquidity needs or other purposes.

Although the Bank has established these lines of credit, because of its regulatory status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) and approval by the FHLBI and Federal Reserve, respectively. Consequently, full borrowing availability under these existing lines may be restricted at the respective lender’s discretion and terms may be limited or restricted. However, in the event the Bank would need additional funding and be unable to access either line of credit facility, management could act to remove the pledge of investment securities presently securing a portion of the FHLBI line of credit, thereby allowing such securities to be liquidated to provide further liquidity. If necessary, the Bank could also satisfy unexpected liquidity needs through liquidation of unpledged securities.

Contractual Obligations and Commitments

The following lists significant fixed and determinable contractual obligations to third parties as of December 31, 2013:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
	(in thousands)
Deposits without a stated maturity (1)	$206,408	$-	$-	$-	$206,408
Consumer and brokered certificates of deposits(2)	58,271	15,541	5,885	27	79,724
Operating leases (3)	78	106	36	-	220
Purchase obligations (4)	716	683	343	45	1,787

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2013. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations; there were no variable rate obligations outstanding at December 31, 2013.

(3)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.

(4)	Purchase obligations relate to certain contractual payments for services provided for information technology and data processing.

The following lists significant commitments by maturity date as of December 31, 2013:

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commercial loans	$9,123	$1,227	$41	$-	$10,391
Consumer loans	1,789	45	93	5,131	7,058
Standby letters of credit	10	-	-	-	10

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

Interest rate risk is the potential for economic losses due to future rate changes and can be reflected as a loss of future net interest income and/or a loss of current market values. The Corporation’s Asset/Liability Management Committee’s (ALCO) objective is to measure the effect of interest rate risk on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Tools used by management include the standard GAP report which reflects the repricing schedule for various asset and liability categories and an interest rate shock simulation report. The Bank has no market risk sensitive instruments held for trading purposes. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit and letters of credit. A commitment or letter of credit is not recorded as an asset until the instrument is exercised (see Note 18, “Financial Instruments with Off-Balance-Sheet Risk” in Notes to Consolidated Financial Statements).

The following shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of December 31, 2013:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$55,576	$57,814	$51,174	$551	$165,115
Securities	1,399	7,996	29,653	29,411	68,459
Short term investments	198	-	-	-	198
Total assets	$57,173	$65,810	$80,827	$29,962	$233,772

Liabilities:
NOW, savings, and MMDA	$3,284	$9,851	$52,537	$46,783	$112,455
Time deposits	16,134	41,681	21,063	27	78,905
Total liabilities	$19,418	$51,532	$73,600	$46,810	$191,360

Rate sensitivity GAP:
GAP for period	$37,755	$14,278	$7,227	$(16,848)
Cumulative GAP	37,755	52,033	59,260	42,412

December 31, 2013 cumulative sensitive ratio	2.94	1.73	1.41	1.22
December 31, 2012 cumulative sensitive ratio	3.97	2.22	1.36	1.32

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 173% asset sensitive at year end and was 222% asset sensitive for the previous year.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 5.6% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 11.8% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

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

At December 31, 2013, $67.7 million or 21.7% of total assets consisted of assets recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented 2.1% of these assets (0.5% of total assets). The remaining assets measured at fair value on a recurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.

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

RESULTS OF OPERATIONS

In 2013 net income was $3.0 million reflecting increased profitability of $2.6 million compared to net income of $329,000 in 2012. Net income in 2012 increased by $3.9 million compared to the net loss of $3.6 million reported in 2011.

The ratio of net income (loss) to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2013	2012	2011	2010	2009
Net income (loss) as a percent of:
Average common equity	29.41%	4.79%	-40.81%	-29.25%	-64.62%
Average total assets	0.99%	0.11%	-1.21%	-1.26%	-3.75%

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

The Federal Reserve Bank target federal funds rate has remained 0.25% since December 2008. This continued and current rate environment had a favorable impact on our net interest margin during 2010 and 2009, which partially offset the adverse impact of declining levels of average interest earning assets and lower yields. However, since 2011, the current rate environment has had an unfavorable net impact on our net interest margin as earning asset yields decreased by a greater factor than yields paid on our deposits.

The following yield analysis shows that the Corporation’s net interest margin decreased 4 basis points in 2013 primarily as a result of a 10 basis point decrease in yield on earning assets, partially offset by a decrease in the cost of interest bearing deposits of 8 basis points. In 2012, the interest margin decreased 38 basis points as a result of a 55 basis point decrease in yield on earning assets, partially offset by a 21 basis point decrease in the cost of interest bearing deposits.

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the years ended December 31:

	Yield Analysis of Consolidated Average Assets and Liabilities
	2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$197	$0.5	0.23%	$197	$0.5	0.23%	$196	$0.6	0.30%
Securities: Taxable	77,921	1,100.3	1.41%	62,017	1,025.4	1.65%	34,645	1,012.6	2.92%
Tax-exempt (1)	1,033	61.7	5.98%	1,142	69.9	6.12%	5,884	360.6	6.13%
Commercial loans (2)(3)	142,261	8,166.3	5.74%	166,596	8,795.1	5.28%	192,739	10,001.4	5.19%
Consumer loans (2)(3)	15,312	726.7	4.75%	14,166	716.3	5.06%	15,509	819.3	5.28%
Mortgage loans (2)(3)	12,742	438.7	3.44%	14,042	507.3	3.61%	15,417	651.2	4.22%
Total earning assets and total interest income	249,466	$10,494.2	4.21%	258,160	$11,114.5	4.31%	264,390	$12,845.7	4.86%
Cash and due from banks	49,406			33,330			31,660
All other assets	10,888			12,362			13,529
Allowance for loan losses	(10,006)			(12,273)			(13,531)
Total assets	$299,754			$291,579			$296,048
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,602	$6.7	0.02%	$29,181	$6.2	0.02%	$28,699	$7.8	0.03%
Savings	42,684	8.7	0.02%	41,622	9.5	0.02%	41,621	41.1	0.10%
MMDA	40,548	170.9	0.42%	36,348	169.2	0.47%	34,730	214.3	0.62%
Time deposits	80,887	738.9	0.0	88,359	907.2	0.0	99,098	1,308.2	0.0
Total interest bearing liabilities and total interest expense	194,721	925.2	0.48%	195,510	1,092.1	0.56%	204,148	1,571.4	0.77%
Noninterest bearing deposits	92,590			87,180			81,115
All other liabilities	2,333			2,026			2,030
Shareholders' equity	10,110			6,863			8,755
Total liabilities and shareholders' equity	$299,754			$291,579			$296,048
Interest spread			3.73%			3.75%			4.09%
Net interest income-FTE		$9,569.0			$10,022.4			$11,274.3
Net interest margin			3.84%			3.88%			4.26%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $11.2 million in 2013, $19.9 million in 2012, and $28.1 million in 2011 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $128,000 in 2013, $70,000 in 2012, and $85,000 in 2011.

Tax equivalent interest income in each of the three years includes loan origination fees. A substantial portion of such fees is deferred for recognition in future periods.

The following sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	Amount of Increase (Decrease) Due to Change in
	(in thousands)
			Total Amount			Total Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Short term investments	$-	$-	$-	$-	$-	$-
Securities:
Taxable	263	(188)	75	800	(787)	13
Tax exempt	(7)	(1)	(8)	(291)	-	(291)
Loans	(1,274)	587	(687)	(1,485)	32	(1,453)
Total interest income	$(1,018)	$398	$(620)	$(976)	$(755)	$(1,731)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$12	$(10)	$2	$5	$(84)	$(79)
Time deposits	(77)	(92)	(169)	(141)	(259)	(400)
Total interest expense	$(65)	$(102)	$(167)	$(136)	$(343)	$(479)

Net interest income (FTE)	$(953)	$500	$(453)	$(840)	$(412)	$(1,252)

Tax equivalent net interest income decreased $453,000 in 2013. The decrease was the result of a $620,000 decrease in interest income partially offset by a $167,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $8.7 million during the year and a decrease of 10 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing liabilities of $789,000 combined with a decrease in rates paid of 8 basis points.

Tax equivalent loan interest income was $687,000 lower in 2013 than the previous year. The decrease resulted from lower average balances of $24.5 million in 2013, partially offset by an increase of 34 basis points in the interest rate on loans. Commercial loan yield in 2013 was supported by the accretion of interest income recognized under the level yield method for certain loans previously on nonaccrual status and from interest income recognized on payoffs of existing and former nonaccrual loans. Although reduced from 2012 levels, both the amount and percentage of nonperforming loans relative to performing loans continued to negatively impact loan interest income during 2013. In 2012, tax equivalent loan interest was $1.5 million lower than the previous year due to a decrease in average balances of $28.9 million while aggregate loan yields remained relatively comparable to 2011.

Income on taxable securities increased $75,000 in 2013 due to an increase in average balances of $15.9 million, partially offset by a decrease in yield of 24 basis points. Tax equivalent income on tax-exempt bonds decreased $8,000 from 2012 due to a decrease of $109,000 in average balances combined with a decrease of 1 basis point in yield. In 2012, income on taxable securities increased $13,000 due to an increase in average balances of $28.9 million, partially offset by a decrease in yield of 127 basis points. Tax equivalent income on tax-exempt bonds decreased $291,000 in 2012 due to a decrease of $4.7 million in average balances combined with a 1 basis point decrease in yield.

In 2013, the interest rate cost for NOW, savings, and MMDA accounts increased $1,400 due to an increase in average balances of $6.7 million, partially offset by a 1 basis point decrease in rate paid. Interest on time deposits decreased $168,000 as a result of a decrease in average balances of $7.5 million combined with a decrease in interest rate of 12 basis points. In 2012, the interest cost for NOW, savings and MMDA accounts decreased $79,000 resulting from an 8 basis point rate reduction, partially offset by an increase in average balances of $2.1 million. Interest on time deposits decreased $400,000 due to a decrease in average balances of $10.7 million combined with a decrease in interest rate of 29 basis points.

During 2013, net interest margin (tax equivalent basis) fell from 3.88% reported for the year ended December 31, 2012 to 3.84% reported for the year ended December 31, 2013.

In 2012, tax equivalent net interest income decreased $1.3 million. The decrease was the result of a $1.7 million decrease in interest income partially offset by a $479,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $6.2 million during the year and a decrease of 55 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing deposits of $8.6 million combined with a decrease in rates paid of 21 basis points.

The following shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

	2013	2012	2011
As a percent of average earning assets:
Loans	68.27%	75.46%	84.60%
Securities	31.65%	24.46%	15.33%
Short term investments	0.08%	0.08%	0.07%
Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	45.63%	41.51%	39.73%
Time deposits	32.42%	34.23%	37.49%
Average interest bearing liabilities	78.05%	75.74%	77.22%

Earning asset ratio	83.22%	88.54%	89.31%
Free-funds ratio	21.95%	24.26%	22.78%

Provision for Loan Losses

The Bank recognized negative provision expense of $2.3 million in 2013 compared to provision expense of $1.3 million and $6.2 million in 2012 and 2011, respectively. In general, the reduced 2013 provision expense reflects favorable trends in the levels of existing and newly identified nonperforming loans, gradual stabilization in real estate values for certain problem credits, and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago. In addition, consistent with the improved portfolio trends, the continued improvement in our rolling 12 quarter loss history correlates with the current overall level of allowance and related provision expense relative to the prior comparative periods. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs exit the rolling 12 quarter look back period, it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio.

At year-end 2013, the ratio of the allowance for loan loss to total loans was 5.58%, compared to 6.53% at year-end 2012 and 6.08% at year-end 2011. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.

Noninterest Income

Noninterest income for the year ended December 31, 2013 decreased $403,000 compared to 2012. The components of noninterest income are shown below:

	December 31,
	2013	2012	2011
	(in thousands)
Service charges and fees on deposits	$1,368	$1,537	$1,483
Other fees	1,217	1,236	1,165
Trust income	148	178	202
Gain (loss) on available for sale securities	-	(3)	337
Gain on sale of loans	-	319	71
Other	132	1	1
Total	$2,865	$3,268	$3,259

The 2103 decrease in service charges on deposits and other fees primarily resulted from discontinuing the recognition of overdraft and NSF fee income on customers with either nonaccrual or charged off loan relationships. The Bank also experienced a net decrease in other fees related to reduced fee income from wire transfers, safe deposit box rentals, check orders, ATM network transactions and lower sales of its business solutions products/services. In aggregate, these decreases exceeded the 2013 increases in commercial and consumer loan fee income and higher ancillary fee income derived from the Bank’s customer affinity program. Trust income decreased in 2013 due to continued run-off in the number of customer accounts and lower average customer account balances coupled with limited new business opportunities. Other income includes rental income from two commercial OREO properties transferred into OREO at December 31, 2012 which were subsequently sold during 2013.

In 2012 and 2011, the Corporation recognized gains of $319,000 and $71,000, respectively, on sales of the guaranteed portion of loans financed under the federal government’s SBA program. In 2011, the Corporation recognized $337,000 of net gain on securities, comprised of a $76,000 other-than temporary impairment charge on a non-government agency CMO security and $413,000 of gain on sales of tax-exempt municipal bonds and US agency CMOs and mortgage backed securities. The 2011 investment sales enabled the Corporation to recognize gains related to the interest rate environment at that time, including gains on tax-exempt municipal bonds which provided no tax benefit to the Corporation. In addition, these sales also reduced credit risk related to certain municipal securities held in the portfolio. Management reinvested substantially all proceeds from the December 2011 security sales into other U.S. agency mortgage backed securities during February 2012.

Noninterest Expense

Noninterest expense for the year ended December 31, 2013 decreased $123,000 compared to 2012. The components of noninterest expense are shown below:

	December 31,
	2013	2012	2011
	(in thousands)
Salaries and employee benefits	$5,369	$4,962	$4,840
Occupancy expense	882	796	913
Equipment expense	344	335	355
Professional and service fees	1,753	1,728	1,602
Loan collection and foreclosed property expense	327	661	539
Computer service fees	477	452	492
Computer software amortization expense	39	79	233
FDIC assessment fees	1,026	1,014	1,096
Insurance expense	518	575	564
Printing and supplies	173	176	162
Director fees	-	61	79
Net (gain) loss on sale/writedown of OREO and repossessions	(91)	206	273
Other	750	645	605
Total	$11,567	$11,690	$11,753

The most significant component of our noninterest expense is salaries and employee benefits. The 2013 increase in salaries and employee benefits resulted primarily from staffing enhancements within our loan and credit departments and the hire of a risk management officer in late 2013 to direct and coordinate remediation of various risk management deficiencies identified in the Consent Order. In light of the Corporation’s current year results, the 2013 expense also included $75,000 related to the reinstatement of a discretionary employer matching 401(k) contribution. The employer match had been suspended since 2010 due to the Bank’s financial results and regulatory condition.

Relative to 2012, occupancy expense increased due to colder weather, higher snow removal expense, expanded building maintenance and repair expense (e.g., painting and asphalt sealcoating), security costs, and higher property taxes.

Professional and service fees increased in 2013 primarily due to elevated third-party consulting fees incurred to address regulatory requirements identified in the Consent Order and for assistance with other matters to recapitalize the Corporation. These third-party services included assistance with the Bank’s strategic and capital plans; expanded independent external loan review services; review of the Bank’s allowance for loan loss analysis and calculation; validation of assumptions used in the Bank’s asset/liability management model; review of the Bank’s liquidity risk management program; review and analysis of the Bank’s overdraft and NSF fee income recognition practices; development of a comprehensive compensation program, inclusive of benchmarking peer bank compensation and design of an incentive compensation plan; and, recruiting fees incurred for a new hire position. Legal and other professional fees incurred in 2013 which related to the private placement transaction aggregated to approximately $140,000 and were netted against the proceeds of the capital raise as stock offering costs.

Loan collection and foreclosed property expenses include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. These expenses decreased due to fewer OREO properties managed by the Bank during 2013 relative to 2012. Prior year expense included costs related to two hotel properties owned and operated by the Bank (via court appointed receivers) until sold in late 2012. In addition, during 2013, the Bank incurred lower appraisal fee expense due to a reduced number of problem loans and fewer OREO properties compared to 2012.

FDIC premium expense remained elevated in 2013 due to the Bank’s regulatory condition and risk profile and exceeded 2012 expense due to the Bank’s slightly increased asset size and higher deposit levels during 2013. Management anticipates that the Bank’s satisfaction of the minimum regulatory capital ratios required under the Consent Order at December 31, 2013, if maintained throughout 2014, will result in reduced FDIC premium expense beginning in 2014. The Bank’s semiannual FDIC assessment received in March 2014 reflected a lower assessment rate and improved risk profile, consistent with the Bank’s improved capital position at December 31, 2013. The resultant impact of the lower rate, assuming the Bank maintains the improved risk profile and its current level of average tangible assets, is expected to approximate $325,000 in annual savings. The timing or amount of any additional FDIC premium savings is dependent on various factors including the Bank’s ability to maintain the minimum capital ratios and its ability to demonstrate a period of satisfactory performance with the requirements of the Consent Order, as assessed by the OCC.

Insurance expense is lower in 2013 compared to 2012 due to lower premiums negotiated at the time of annual policy renewals, effective in October 2013.

Effective October 2012, all Board retainer and Board committee meeting fees to the Corporation’s and Bank's directors were suspended due to the regulatory and financial condition of the Bank and Corporation.

For the year ended December 31, 2013, the Bank sold 10 OREO properties for a net gain of $153,000 and recorded valuation write downs on 4 OREO properties for $62,000. Losses incurred on OREO sales and valuation write downs decreased from 2012 primarily due to greater stabilization of real estate values experienced in the Bank’s market area and effective marketing efforts on sold properties.

Other expenses increased in 2013 primarily due to expanded advertising and new marketing initiatives designed to increase the Bank’s visibility in the local market. In addition, community contributions increased from 2012 due to the Bank’s support and sponsorship of various additional community activities and programs. Telephone, education and NSF checks and other losses were also higher compared to 2012 expense levels. These increases were partially offset by a decrease in back office losses as (debit and ATM) fraud losses declined from 2012.

Federal Income Tax Expense (Benefit)

Income tax expense (benefit) was $104,000, ($104,000), and $0 in 2013, 2012 and 2011, respectively. We maintained valuation allowances of $10.6 million, $11.5 million, and $11.7 million at year-end 2013, 2012 and 2011 respectively, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. The Corporation’s effective tax rate was 3.4%, 46.2%, and 0.00% in 2013, 2012 and 2011, respectively. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.

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

Valuation of Investment Securities

See Notes 1(c), 3 and 21 in Notes to Consolidated Financial Statements for a discussion of our policies for valuing investment securities. Other-than-temporary impairment (OTTI) analyses are conducted on a quarterly basis or more frequently if a potential loss-triggering event occurs. Our evaluation considers various qualitative and quantitative factors regarding each investment category, including if investment securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time a security has been in a loss position, the size of the loss position and other meaningful information. In addition, with respect to the valuation of our Level 3, non-government agency CMO security, management regularly completes a cash flow analysis with the assistance of a third party specialist. The analysis considers assumptions regarding voluntary prepayment speed, default rate, and loss severity using the CMO’s original yield as the discount rate.

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

Impact of New Accounting Standards

See Note 26, “New Accounting Standards,” in Notes to Consolidated Financial Statements for discussion of new accounting standards and their impact.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FNBH Bancorp, Inc.

Howell, Michigan

We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 31, 2014

FNBH Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
	(in thousands, except share amounts)
Assets
Cash and due from banks	$77,827	$41,824
Short term investments	198	197
Total cash and cash equivalents	78,025	42,021

Investment securities:
Investment securities available for sale, at fair value	67,680	72,586
FHLBI and FRB stock, at cost	779	779
Total investment securities	68,459	73,365

Loans held for investment:
Commercial	136,864	152,152
Consumer	16,231	14,582
Real estate mortgage	12,020	13,457
Total loans held for investment	165,115	180,191
Less allowance for loan losses	(9,214)	(11,769)
Net loans held for investment	155,901	168,422
Premises and equipment, net	7,395	7,211
Other real estate owned, held for sale	480	3,427
Accrued interest and other assets	2,030	2,425
Total assets	$312,290	$296,871

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$93,953	$95,779
NOW	29,937	29,501
Savings and money market	82,518	79,566
Time deposits	77,782	81,716
Brokered certificates of deposit	1,123	1,120
Total deposits	285,313	287,682
Other borrowings	16	148
Accrued interest, taxes, and other liabilities	1,855	1,672
Total liabilities	287,184	289,502

Shareholders' Equity
Preferred stock, no par value.
Series A - Authorized 10,000 shares; no shares issued and outstanding	-	-
Series B - Authorized 20,000 shares; 17,510 shares issued and outstanding at December 31, 2013 and no shares issued and outstanding at December 31, 2012	16,520	-
Common stock, no par value. Authorized 11,000,000 shares at December 31, 2013 and December 31, 2012; 455,115 shares issued and outstanding at December 31, 2013 and 454,327 shares issued and outstanding at December 31, 2012	7,321	7,202
Retained earnings (deficit)	2,478	(496)
Deferred directors' compensation	342	461
Accumulated other comprehensive income (loss)	(1,555)	202
Total shareholders' equity	25,106	7,369
Total liabilities and shareholders' equity	$312,290	$296,871

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$9,311	$9,990	$11,434
Interest and dividends on securities:
Taxable	1,066	998	989
Tax-exempt	47	48	245
Other securities	28	26	23
Interest on short term investments	3	2	1
Total interst and dividend income	10,455	11,064	12,692
Interest expense	925	1,092	1,571
Net interest income	9,530	9,972	11,121
Provision for loan losses	(2,250)	1,325	6,200
Net interest income after provison for loan losses	11,780	8,647	4,921
Noninterest income:
Service charges and other fee income	2,585	2,773	2,648
Trust income	148	178	202
Net gain (loss) on available for sale securities	-	(3)	336
Gain on sale of loans	-	319	72
Other	132	1	1
Total noninterest income	2,865	3,268	3,259
Noninterest expense:
Salaries and employee benefits	5,369	4,962	4,840
Net occupancy expense	882	796	913
Equipment expense	344	335	355
Professional and service fees	1,753	1,728	1,602
Loan collection and foreclosed property expenses	327	661	539
Computer service fees	477	452	492
Computer software amortization expense	39	79	233
FDIC assessment fees	1,026	1,014	1,096
Insurance	518	575	564
Printing and supplies	173	176	162
Director fees	-	61	79
Net (gain) loss on sale/writedown of OREO and repossessions	(91)	206	273
Other	750	645	605
Total noninterest expense	11,567	11,690	11,753
Income (loss) before federal income taxes	3,078	225	(3,573)
Federal income tax expense (benefit)	104	(104)	-
Net income (loss)	$2,974	$329	$(3,573)

Per share statistics:
Basic and diluted EPS	$1.57	$0.72	$(7.81)

Weighted-average common shares outstanding	457,435	457,416	457,318
Weighted-average common stock equivalent preferred shares outstanding, as converted	1,439,178	-	-
Total basic and diluted shares	1,896,613	457,416	457,318

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ending December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$2,974	$329	$(3,573)
Other comprehensive income (loss)
Net change in unrealized gain (loss) on securities available for sale	(1,757)	423	369
Less: reclassification adjustment for (gain) loss on securities available for sale recognized in earnings	-	3	(412)
Less: reclassification adjustment for other-than-temporary impairment charge on securities included in net loss	-	-	76
Comprehensive income (loss)	$1,217	$755	$(3,540)

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

December 31, 2013, 2012, and 2011

	Preferred Stock	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2011	$-	$6,935	$2,748	$708	$(257)	$10,134
Earned portion of long term incentive plan		16				16
Issued 878 shares for deferred directors' fees		131		(131)		-
Net loss			(3,573)			(3,573)
Other comprehensive loss					33	33
Balances at December 31, 2011	-	7,082	(825)	577	(224)	6,610
Earned portion of long term incentive plan		4				4
Issued 774 shares for deferred directors' fees		116		(116)		-
Net income			329			329
Other comprehensive income					426	426
Balances at December 31, 2012	-	7,202	(496)	461	202	7,369
Issuance of preferred stock	16,520					16,520
Issued 784 shares for deferred directors' fees		119		(119)		-
Net income			2,974			2,974
Other comprehensive income					(1,757)	(1,757)
Balances at December 31, 2013	$16,520	$7,321	$2,478	$342	$(1,555)	$25,106

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,974	$329	$(3,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(2,250)	1,325	6,200
Gain on sale of loans	-	(319)	(72)
Proceeds from sale of loans originated for sale	-	1,210	928
Loans originated for sale	-	(231)	(856)
Depreciation and amortization	454	463	674
Deferred income tax expense (benefit)	104	(104)	-
Net amortization on investment securities	1,071	901	382
Earned portion of long term incentive plan	-	4	16
Loss on sale/disposal of premises and equipment	-	-	5
(Gain) loss on available for sale securities	-	3	(336)
Net (gain) loss on sale/writedown of OREO and repossessions	(91)	206	273
(Increase) decrease in accrued interest income and other assets	378	(340)	322
Increase (decrease) in accrued interest, taxes, and other liabilities	183	(86)	(169)
Net cash provided by operating activities	2,823	3,361	3,794
Cash flows from investing activities
Purchases of available for sale securities	(20,684)	(61,540)	(28,736)
Proceeds from the sales of available for sale securities	-	247	15,352
Proceeds from maturities and calls of available for sale securities	3,000	6,990	2,700
Proceeds from mortgage-backed securities paydowns - available for sale	19,658	13,668	5,617
Proceeds from repurchase of FHLBI stock	-	-	122
Proceeds from sale of OREO and repossessions	3,124	1,535	2,567
Net decrease in loans	14,685	23,605	18,042
Capital expenditures	(621)	(180)	(246)
Net cash provided by (used in) investing activities	19,162	(15,675)	15,418
Cash flows from financing activites:
Net increase (decrease) in deposits	(2,369)	4,030	(9,627)
Preferred stock issued, net of offering costs	16,348	-	-
Proceeds from other borrowings	40	88	60
Net cash provided by (used in) financing activities	14,019	4,118	(9,567)
Net change in cash and cash equivalents	36,004	(8,196)	9,645
Cash and cash equivalents at beginning of year	42,021	50,217	40,572
Cash and cash equivalents at end of period	$78,025	$42,021	$50,217

Supplemental disclosures:
Interest paid	$935	$1,135	$1,640
Loans transferred to other real estate	86	2,142	1,567
Loans charged off	1,205	4,033	8,306
Other borrowings exchanged for preferred stock	172	-	-

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

Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of yield generally over the contractual life of the related loan. Net unamortized deferred loan fees amounted to $169,000 and $204,000 at December 31, 2013 and 2012, respectively.

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

A rolling 12 quarter charge off history, determined by class, by risk grade, and weighted to give increased emphasis on recent quarters, is used as the basis for the computation within each portfolio segment. In addition, management considers other qualitative and environmental factors to determine whether adjustments to historical loss experience are needed to better reflect the collectability of the loan portfolio at the analysis date, especially in instances where current facts and circumstances have changed significantly enough to cause estimated credit losses to differ from historical loss experience. In determining qualitative and environmental adjustments, management considers both internal and external factors specific to each portfolio segment including, but not limited to, changes in lending policies and procedures, underwriting standards in effect when existing loans were originated, current economic conditions, and values for underlying collateral for collateral dependent loans, as examples.

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

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans 90 days past due and still accruing, and other real estate owned, which has been acquired primarily through foreclosure and is awaiting disposition. Troubled debt restructured loans that are on accrual status and not past due 90 days or more are excluded from nonperforming loan totals.

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

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2013, 2012, and 2011.

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

Advertising costs are generally expensed as incurred and approximated $97,000, $36,000 and $26,000 in 2013, 2012 and 2011, respectively.

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

A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not that is to be realized. Realization of the Corporation’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2013 and 2012, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded a valuation allowance of $11.2 million and $11.5 million at each respective year-end.

In preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management reviews and evaluates the status of tax positions. There were no unrecognized tax benefits during 2013, 2012 or 2011. Interest or penalties related to unrecognized tax benefits would be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2009.

(l)	Stock-Based Compensation

At December 31, 2013 and 2012, the Corporation had two stock-based compensation plans, which are described more fully in Notes 16 and 17.

(m)	Fair Value of Financial Instruments

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

The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. No common stock repurchases were made by the Corporation during 2013, 2012, or 2011.

(o)	Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.

(p)	Comprehensive Income (Loss)

ASC Topic 220 Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (such as changes in unrealized gains and losses on securities available for sale) in a financial statement that is displayed with the same prominence as other financial statements. The Corporation reports comprehensive income in a separate financial statement titled comprehensive income (loss). Comprehensive income includes net income and any changes in equity from nonowner sources that are not recorded in the income statement.

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

As explained more fully in Notes 14 and 15, for purposes of computing 2013 basic and diluted earnings per share, the Corporation’s 17,510 shares of Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B (the "Series B Preferred Shares"), issued on December 11, 2013, are considered a common stock equivalent and are converted to common shares at a rate reflecting the conversion price per share of common stock of $0.70.

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

2. Regulatory Matters and Recovery Initiatives

Regulatory Action

On October 16, 2008, the Bank entered into a formal agreement with its primary federal regulator, the Office of the Comptroller of the Currency (the "OCC"). Pursuant to the agreement, the Bank agreed to take certain actions intended to address various issues that negatively impacted the Bank's financial condition and performance.

On September 24, 2009, the Bank stipulated to the issuance of a Consent Order against the Bank by the OCC. This Consent Order, which superseded the formal agreement signed in October 2008, required the Bank to take certain actions to improve its financial condition and operations, including achieving and maintaining total capital equal to 11% of risk-weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. The Consent Order included a number of other requirements, including the submission of an acceptable strategic plan for the Bank's operations, the development and implementation of various written plans designed to improve the Bank's management of its loan portfolio, and certain steps to manage risks associated with commercial real estate and construction and development lending.

On October 31, 2013, the Bank stipulated to the issuance by the OCC of a new Consent Order against the Bank (the "Consent Order"). This new Consent Order replaces the Consent Order issued in 2009. The new Consent Order includes essentially all of the articles included in the 2009 Consent Order. In addition, the new Consent Order contains certain new conditions and/or articles intended to enhance the Bank’s risk management policies and practices, requirements to obtain certain OCC approval prior to deviating from the Bank's strategic business plan; additional requirements to ensure effective management and board composition, establishment of a formal compensation plan structure, and management of third party vendor relationships; a new article requiring the Bank to establish an affiliate transaction policy; and a new article to ensure the effectiveness of the Bank's internal audit program. The new Consent Order was filed as an exhibit to the Corporation’s Form 10-Q for the quarterly period ended September 30, 2013 and the OCC has made a copy of the new Consent Order available on its website at www.occ.gov.

Importantly, the new Consent Order continues to require the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. On December 11, 2013, the Corporation completed a private placement transaction that resulted in gross proceeds to the Corporation of approximately $17.5 million. On December 20, 2013, the Corporation contributed $15.4 million of the net proceeds from this transaction to the capital of the Bank. As a result, as of December 31, 2013, the Bank met the minimum capital ratios required by the Consent Order.

As noted above, the Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. Despite achieving the required minimum capital levels, the Bank was not in full compliance with any of the other articles of the Consent Order at December 31, 2013. Management believes it has made substantive progress on these other Consent Order requirements through various initiatives. However, additional effort and time is necessary in order for the Bank to demonstrate adherence to, and the effectiveness of, new policies and procedures implemented to remediate deficiencies identified in the Consent Order and to achieve compliance with these other provisions of the Consent Order. The Bank continues to work diligently to meet these requirements in an effort to gain full compliance with the Consent Order.

It will be imperative for the Bank to comply with these other requirements in order to avoid further regulatory enforcement action. As long as the Bank is subject to the Consent Order, the financial performance of the Corporation is expected to be adversely impacted by higher FDIC insurance premiums paid by the Bank and ongoing costs incurred to correct the deficiencies underlying the requirements of the Consent Order.

Despite exceeding minimum regulatory standards for well-capitalized institutions at December 31, 2013, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is currently considered "adequately capitalized" due to being subject to the Consent Order. (See Note 19 for actual regulatory capital ratios at December 31, 2013.) As a result of this classification, for purposes of PCA, the Bank is subject to a number of restrictions. These include, among other things, 1) limitations on the payment of capital distributions and management fees, 2) prohibitions on the acceptance, renewal, or roll-over of any brokered deposit without prior written approval of the Federal Deposit Insurance Corporation (FDIC), and 3) restrictions on interest rates paid on deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

In addition to the above regulatory actions and restrictions imposed on the Bank, the Federal Reserve has imposed restrictions on the Corporation to effect its support of the Bank. Specifically, the Corporation must receive approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions on the Corporation by the Federal Reserve relate to changes in the composition of the Board of Directors, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

Despite restoration of the Bank’s regulatory capital ratios to minimum levels imposed by the Consent Order, there is no assurance that the Bank will be able to maintain these capital ratios throughout 2014 or beyond. Moreover, management and the Board of Directors' execution of various initiatives designed to fully satisfy the asset quality, risk management, and other requirements of the Consent Order will take additional time and may not prove to be sufficiently effective. As such, no assurance can be provided as to whether or when the Bank will be in full compliance with the Consent Order or whether or when the Consent Order will be lifted or terminated. Even if lifted or terminated, the Bank may still be subject to a memorandum of understanding or other enforcement action by regulators that would restrict activities or that would continue to impose greater capital requirements on the Bank. The requirements and restrictions of the Consent Order are legally enforceable and the Corporation’s or Bank’s failure to comply with such requirements and restrictions may subject the Corporation and the Bank to additional regulatory restrictions.

Until such time as the Consent Order is either modified or lifted, management continues to pursue initiatives to achieve full compliance with all requirements of the Consent Order in order to mitigate the impact of the related regulatory challenges. In addition, execution of such initiatives includes implementation of measures necessary to position the Bank to overcome current economic challenges.

Recovery Plan Initiatives

As part of a recovery plan initiated in late 2008, management and the Board of Directors have been aggressively pursuing various initiatives intended to address and satisfy deficiencies identified in the Consent Order, the most important of which was a significant recapitalization necessary to restore the Bank’s capital to a level sufficient to meet the required minimum capital ratios. Other recovery plan efforts and initiatives are designed to improve the Bank’s financial health and risk management practices and policies. They include aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes. Certain other key elements of management’s continued recovery plan include, but are not limited to:

•	Continued, aggressive management of the Bank’s existing loan portfolio to reduce the level of classified loans, to minimize further credit losses and to maximize recoveries via negotiated payoffs, settlements and restructuring of existing problem loans;

•	Continued strengthening of risk management processes and procedures via ensuring the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality;

•	Improve core profitability via gradual repositioning of balance sheet composition to increase earning assets while ensuring the Bank maintains an acceptable risk profile and adequate capital levels; and

•	Commitment to dedicate sufficient resources to address all portions of the Consent Order followed by a managed re-alignment of operating costs with a recapitalized, restructured and more efficient banking operation designed to promote balance sheet growth in an increasingly regulated and competitive business climate.

Since 2010 and continuing into 2014, management believes it has made and continues to make significant progress on various initiatives that will contribute to the Bank’s recovery, including:

•	Reduced nonperforming assets to $11.5 million at December 31, 2013 from $16.5 million at December 31, 2012, $26.0 million at December 31, 2011, $35.2 million at December 31, 2010 and $47.5 million at December 31, 2009.

•	Reduced the Bank’s concentration in troubled commercial real estate and land development loans to $20.9 million at December 31, 2013 from $31.9 million at December 31, 2012, $38.2 million at December 31, 2011, $55.0 million at December 31, 2010 and $91.3 million at December 31, 2009.

•	Maintained an allowance for loan losses as a percentage of total loans of 5.58% at December 31, 2013 compared to 6.53% at December 31, 2012, 6.08% at December 31, 2011, 5.92% at December 31, 2010 and 6.81% at December 31, 2009. Improved the allowance to nonperforming loans coverage ratio to 83.3% and 90.3% at December 31, 2013 and 2012, respectively compared to 55.2% at December 31, 2011, 45.3% at December 31, 2010 and 42.7% at December 31, 2009.

•	Maintained elevated on-balance sheet liquidity comprised of average cash and due from banks balances totaling $49.4 million during 2013, $33.3 million during 2012, $31.7 million during 2011, $31.7 million during 2010 and $27.8 million during 2009. Also, maintained a contingency line of credit at the Federal Home Loan Bank of Indianapolis secured by certain investment securities and loans providing average borrowing availability of approximately $30.5 million during 2013, $42.5 million during 2012, $26.3 million during 2011 and $10.3 million during 2010.

•	Reduced the Bank’s loan-to-deposit ratio to 57.9% at December 31, 2013 from 62.6% at December 31, 2012, 73.6% at December 31, 2011, 80.4% at December 31, 2010, and 86.9% at December 31, 2009.

•	Achieved reductions of 6, 16, 30 and 51 basis points in 2013, 2012, 2011 and 2010, respectively, in the Bank’s average cost of funds through nonrenewal of high cost certificate of deposit and competitive deposit rates, without experiencing significant core deposit runoff.

•	Recognized negative provision expense of $2.3 million in 2013 relative to provision for loan loss expense of $1.3 million in 2012 and recent prior year elevated loan loss provisions of $6.2 million in 2011 and 2010 and $15.8 million in 2009. The decreased provision expense demonstrates the effectiveness of continued loan remediation and work-out efforts on problem credits, continued diligent and robust loan review practices which reduced uncertainty in the portfolio, a decreased velocity of new problem loans, and signs of stabilization in local economic conditions, including less depreciation in local real estate values.

•	Moderate increase in 2013 compensation and benefits expense relative to 2012 following relatively stable expense levels in 2012 and 2011. The current year increase includes staffing enhancements in the Bank’s credit department and the addition of a risk management officer to direct and coordinate remediation of various risk management deficiencies identified in the Consent Order. Management believes these enhancements were necessary to ensure the Bank has the appropriate personnel with sufficient experience, training, and authority to execute safe and sound banking practices.

•	Continued reduction of problem asset costs (e.g., commercial legal expense, loan and collection expense, other real estate owned expense, and appraisal expense) in 2013 totaling $309,000 following stabilized expense levels in 2012 relative to 2011; and reductions of $289,000 in 2011 (28.4%) and $471,000 (31.6%) in 2010.

•	Recognized net security gains of $336,000 and $329,000 in 2011 and 2010, respectively, as a result of portfolio restructuring and favorable pricing on securities sold in the current interest rate environment.

•	The Bank’s 2014 budget targets continued remediation of problem assets and the general re-deployment of excess on-balance sheet liquidity into interest earning assets (i.e., investment securities and loans) pursuant to the Bank’s strategic plan. In addition, controlled expense reductions are anticipated correlating with declining problem asset levels, an improved regulatory classification, and other operational efficiencies.

Management makes no assurances that the efforts, results, and/or future plans described above will improve the Bank’s overall financial condition, guarantee profitability in 2014, or ensure the modification or discharge of existing regulatory enforcement actions imposed on the Bank.

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2013
Mortgage-backed/CMO	$67,392	$84	$(2,307)	$65,169
Obligations of state and political subdivisions	1,794	7	(7)	1,794
Preferred stock(1)	49	668	-	717
Total available for sale	$69,235	$759	$(2,314)	$67,680

December 31, 2012
Mortgage-backed/CMO	$67,697	$349	$(184)	$67,862
U.S. agency	3,000	7	-	3,007
Obligations of state and political subdivisions	1,534	46	-	1,580
Preferred stock(1)	49	88	-	137
Total available for sale	$72,280	$490	$(184)	$72,586

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

At December 31, 2013, the Corporation had two non-agency mortgage-backed securities which have been impaired more than twelve months. At December 31, 2012, there was one non-agency mortgage-backed security impaired for more than twelve months.

A summary of the par value, book value, carrying value (fair value) and unrealized loss for the security is presented below:

	December 31,
	2013		2012
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)
Par value	$1,632	100.00%	$2,387	100.00%
Book value	1,454	83.34%	2,097	87.82%
Carrying value	1,454	83.34%	2,018	84.51%
Unrealized loss	-	0.00%	79	3.31%

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

	December 31,
	2013	2012
Weighted average remaining credit score (based on original FICO)	737	738
Primary location of underlying loans:
California	70%	72%
Florida	3%	4%
Other	27%	24%
Delinquency status of underlying loans:
Past due 30-59 days	1.44%	2.70%
Past due 60-89 days	3.44%	2.62%
Past due 90 days or more	6.01%	8.03%
In process of foreclosure	3.78%	3.58%
Held as other real estate owned	0.00%	0.75%

The specialist calculates an estimate of the fair value of the security’s cash flows using an INTEX valuation model, subject to certain assumptions regarding collateral related cash flows such as expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs.

	December 31,
	2013	2012

Voluntary repayment rate (CRR)	14.27%	10.14%
Default rates:
Within next 24 months	6.56%	6.87%
Decreasing to (by month 37)	3.55%	3.15%
Decreasing to (by month 212)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	45.08%	50.70%
Per annum decrease (Years 2 - 11)	3.50%	2.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	5.50%	7.00%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.00%	0.02%

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

At December 31, 2013 and 2012, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At December 2013 and 2012, the unrealized (non-credit) loss on the security was determined to be approximately $0 and $79,000, respectively, using the valuation methodology and applicable inputs and assumptions described above. There were no OTTI charges recognized on the security during 2013 or 2012. Prior to 2010, approximately $290,000 of credit-loss OTTI charges were incurred on the security.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
	(in thousands)
December 31, 2013
Mortgage-backed/CMO	(2,093)	52,020	(214)	3,537	(2,307)	55,557
Obligations of state and political subdivisions	(7)	780	-	-	(7)	780
Totals	(2,100)	52,800	(214)	3,537	(2,314)	56,337

December 31, 2012
Mortgage-backed/CMO	(105)	13,448	(79)	2,018	(184)	15,466

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	761	761	500	501
Maturing after five years but within ten years	505	512	3,305	3,323
Maturing after ten years	577	1,238	778	900
	$1,843	$2,511	$4,583	$4,724
Mortgage-backed/CMO securities	67,392	65,169	67,697	67,862
Totals	$69,235	$67,680	$72,280	$72,586

Proceeds from at-par calls on securities totaled $3.0 million, $7.0 million, and $2.7 million in 2013, 2012 and 2011, respectively.

At December 31, 2013 and 2012, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $60.8 million at December 31, 2013 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $25.5 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2012, the amortized cost of pledged investment securities totaled $69.1 million of which $25.4 million of securities pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at December 31, 2013 and December 31, 2012. The Bank’s investment in FRB stock, which totaled $44,000 at December 31, 2013 and December 31, 2012, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer. In June 2011, the FHLBI initiated repurchases of $122,000 of its stock at cost, resulting in no gain or loss to the Bank.

4. Loans

The recorded investment in portfolio loans consists of the following:

	December 31,
	2013	2012
	(in thousands)
Commercial	$15,019	$16,112
Commercial real estate:
Construction, land development, and other land	5,826	8,741
Owner occupied	49,012	51,202
Nonowner occupied	60,322	69,415
Consumer real estate:
Commercial purpose	6,886	6,911
Mortgage - Residential	12,955	14,604
Home equity and home equity lines of credit	8,991	8,307
Consumer and Other	6,273	5,103
Subtotal	165,284	180,395
Unearned income	(169)	(204)
Total Loans	$165,115	$180,191

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $114,000 and $116,000 at December 31, 2013 and 2012, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $3.9 million at December 31, 2013 and $4.3 million at December 31, 2012.

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

Activity in the allowance for loan losses by portfolio segment is a follows:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	(177)	(836)	(87)	(105)	(1,205)
Recoveries	212	224	363	101	900
Provision	(310)	(890)	(1,097)	47	(2,250)
Ending balance	$633	$7,180	$1,215	$186	$9,214

2012
Allowance for loan losses:
Beginning balance	$636	$9,113	$2,680	$261	$12,690
Charge offs	(355)	(2,866)	(689)	(123)	(4,033)
Recoveries	276	1,274	159	78	1,787
Provision	351	1,161	(114)	(73)	1,325
Ending balance	$908	$8,682	$2,036	$143	$11,769

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
2013
Allowance for loan losses:
Individually evaluated for impairment	$11	$2,298	$135	$-	$2,444
Collectively evaluated for impairment	622	4,882	1,080	186	6,770
Total allowance for loan losses	$633	$7,180	$1,215	$186	$9,214

Recorded investment in loans:
Individually evaluated for impairment	$211	$17,052	$1,848	$-	$19,111
Collectively evaluated for impairment	14,808	98,108	26,984	6,273	146,173
Total recorded investment in loans	$15,019	$115,160	$28,832	$6,273	$165,284

2012
Allowance for loan losses:
Individually evaluated for impairment	$49	$1,245	$377	$-	$1,671
Collectively evaluated for impairment	859	7,437	1,659	143	10,098
Total allowance for loan losses	$908	$8,682	$2,036	$143	$11,769

Recorded investment in loans:
Individually evaluated for impairment	$710	$19,853	$2,380	$-	$22,943
Collectively evaluated for impairment	15,402	109,505	27,442	5,103	157,452
Total recorded investment in loans	$16,112	$129,358	$29,822	$5,103	$180,395

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

The internal loan grading system is applied to the residential real estate portion of our consumer loan portfolio upon certain triggering events (e.g., delinquency, bankruptcy, restructuring, etc.). However, large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and are not separately identified for impairment disclosures. The primary risk element for the residential real estate portion of consumer loans is the timeliness of borrowers’ scheduled payments. We rely primarily on our internal reporting system to monitor past due loans and have internal policies and procedures to pursue collection and protect our collateral interests in order to mitigate losses.

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not
	Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
December 31, 2013
Commercial	$114	$479	$17	$2,680	$5,057	$5,901	$607	$164	$-	$15,019	$12
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,840	1,745	165	602	1,474	5,826	1,849
Owner occupied	32	-	720	3,132	20,987	16,172	2,916	5,053	-	49,012	2,580
Nonowner occupied	-	-	393	1,340	19,057	28,865	4,735	5,932	-	60,322	3,623
Consumer real estate:
Commercial Purpose	-	-	-	221	1,712	3,399	760	794	-	6,886	663
Mortgage - Residential	5,490	-	-	-	-	4,349	-	3,116	-	12,955	1,853
Home equity and home equity lines of credit	4,164	3,502	-	-	-	770	-	555	-	8,991	363
Consumer and Other	5,839	-	-	-	-	307	-	127	-	6,273	124
Total	$15,639	$3,981	$1,130	$7,373	$48,653	$61,508	$9,183	$16,343	$1,474	$165,284	$11,067

	Not
	Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
December 31, 2012
Commercial	$391	$430	$-	$2,356	$5,881	$5,360	$1,000	$694	$-	$16,112	$264
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,431	4,006	136	3,168	-	8,741	2,391
Ownner occupied	42	-	-	1,671	18,963	21,619	3,594	5,313	-	51,202	3,040
Nonowner occupied	-	-	451	1,404	17,057	30,847	11,307	8,349	-	69,415	3,632
Consumer real estate:
Commercial Purpose	-	-	-	297	948	3,594	758	1,314	-	6,911	1,158
Mortgage - Residential	11,232	-	-	-	-	-	-	3,372	-	14,604	2,019
Home equity and home equity lines of credit	7,760	-	-	-	-	-	-	547	-	8,307	411
Consumer and Other	4,948	-	-	-	6	5	-	144	-	5,103	125
Total	$24,373	$430	$451	$5,728	$44,286	$65,431	$16,795	$22,901	$-	$180,395	$13,040

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
December 31, 2013
Commercial	$-	$-	$-	$-	$15,019	$15,019	$-
Commercial real estate:
Construction, land development, and other land	-	-	68	68	5,758	5,826	-
Owner occupied	153	155	843	1,151	47,861	49,012	-
Nonowner occupied	627	312	241	1,180	59,142	60,322	-
Consumer real estate:
Commercial purpose	103	-	123	226	6,660	6,886	-
Mortgage - Residential	77	851	104	1,032	11,923	12,955	-
Home equity and home equity lines of credit	75	37	-	112	8,879	8,991	-
Consumer and Other	55	9	-	64	6,209	6,273	-
Total	$1,090	$1,364	$1,379	$3,833	$161,451	$165,284	$-

December 31, 2012
Commercial	$136	$6	$51	$193	$15,919	$16,112	$-
Commercial real estate:
Construction, land development, and other land	1,609	-	30	1,639	7,102	8,741	-
Owner occupied	142	32	1,837	2,011	49,191	51,202	-
Nonowner occupied	-	-	558	558	68,857	69,415	-
Consumer real estate:
Commercial purpose	133	-	558	691	6,220	6,911	201
Mortgage - Residential	1,109	753	21	1,883	12,721	14,604	-
Home equity and home equity lines of credit	302	76	-	378	7,929	8,307	-
Consumer and Other	71	24	32	127	4,976	5,103	-
Total	$3,502	$891	$3,087	$7,480	$172,915	$180,395	$201

Loans are placed on nonaccrual when, in the opinion of management, the collection of additional interest is doubtful. Loans are generally placed on nonaccrual upon becoming ninety days past due. However, loans may be placed on nonaccrual regardless of whether or not they are past due. All cash received on nonaccrual loans is applied to the principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought and future payments reasonably assured.

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	December 31,
	2013	2012
	(in thousands)

Commercial	$12	$264
Commercial real estate:
Construction, land development, and other land	1,849	2,391
Owner occupied	2,580	3,040
Nonowner occupied	3,623	3,632
Consumer real estate:
Commercial purpose	663	957
Mortgage - Residential	1,853	2,019
Home equity and home equity lines of credit	363	411
Consumer and Other	124	125
Total	$11,067	$12,839

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$198	$224	$11	$463	$543	$49
Commercial real estate:
Construction, land development, and other land	2,368	4,664	1,649	1,211	1,396	166
Owner occupied	3,467	3,799	297	5,473	6,045	498
Nonowner occupied	5,107	5,470	352	5,764	6,962	581
Consumer real estate:
Commercial purpose	1,185	1,316	135	1,698	2,018	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	12,325	15,473	2,444	14,609	16,964	1,671

With no related allowance recorded:
Commercial	13	14	-	246	724	-
Commercial real estate:
Construction, land development, and other land	306	416	-	2,391	4,730	-
Owner occupied	2,556	3,517	-	2,084	3,914	-
Nonowner occupied	3,248	3,871	-	2,930	3,616	-
Consumer real estate:
Commercial purpose	663	1,261	-	683	1,150	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	6,786	9,079	-	8,334	14,134	-

Total:
Commercial	211	238	11	709	1,267	49
Commercial real estate:
Construction, land development, and other land	2,674	5,080	1,649	3,602	6,126	166
Owner occupied	6,023	7,316	297	7,557	9,959	498
Nonowner occupied	8,355	9,341	352	8,694	10,578	581
Consumer real estate:
Commercial purpose	1,848	2,577	135	2,381	3,168	377
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$19,111	$24,552	$2,444	$22,943	$31,098	$1,671

The following presents information pertaining to the recorded investment in impaired loans as follows:

	December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest
	Outstanding	Income	Outstanding	Income
	Balance	Recognized	Balance	Recognized
	(in thousands)
Commercial	$230	$15	$675	$21
Commercial real estate:
Construction, land development, and other land	2,925	64	3,650	43
Owner occupied	7,005	318	7,568	167
Nonowner occupied	8,415	314	8,844	210
Consumer real estate:
Commercial purpose	1,947	74	2,271	23
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$20,522	$785	$23,008	$464

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

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any other of their debt

2.	It is likely that the borrower would default on any of their debt if the concession was not granted

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted

4.	The borrower has declared, or is in the process of declaring bankruptcy

5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	December 31, 2013			December 31, 2012
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$199	$13	$212	$446	$264	$710
Commercial real estate:
Construction, land development, and other land	826	1,662	2,488	1,211	2,271	3,482
Owner occupied	3,442	2,202	5,644	4,335	2,029	6,364
Nonowner occupied	4,732	2,281	7,013	5,063	3,447	8,510
Consumer real estate:
Commercial purpose	1,185	502	1,687	1,424	596	2,020
Mortgage - Residential	940	823	1,763	738	1,232	1,970
Home equity and home equity lines of credit	58	250	308	62	284	346
Consumer and Other	6	61	67	9	96	105
Total	$11,388	$7,794	$19,182	$13,288	$10,219	$23,507

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in 2013			Loans Restructured in 2012
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	1	$46	$46	3	$153	$153
Commercial real estate:
Construction, land development, and other land	-	-	-	3	2,631	2,631
Owner occupied	1	390	390	5	1,281	1,281
Nonowner occupied	1	105	105	6	2,413	2,413
Consumer real estate:
Commercial purpose	2	166	166	3	445	445
Mortgage - Residential	-	-	-	7	496	496
Home equity and home equity lines of credit	-	-	-	2	137	137
Consumer and Other	-	-	-	1	28	28
Total	5	$707	$707	30	$7,584	$7,584

During the year ended December 31, 2013, the Corporation had four TDR loans with a recorded investment of $567,000 that defaulted within 12 months of restructuring. During the year ended December 31, 2012, the Corporation had seven TDR loans with a recorded investment of $1.4 million that defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

					Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
December 31, 2013
Commercial	-	$-	1	$46	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	1	390
Nonowner occupied	-	-	1	105	-	-
Consumer real estate:
Commercial purpose	-	-	2	166	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	4	$317	1	$390
December 31, 2012
Commercial	-	$-	2	$85	1	$68
Commercial real estate:
Construction, land development, and other land	-	-	1	104	2	2,527
Owner occupied	1	143	4	1,138	-	-
Nonowner occupied	1	262	4	1,683	1	468
Consumer real estate:
Commercial purpose	3	445	-	-	-	-
Mortgage - Residential	6	472	1	24	-	-
Home equity and home equity lines of credit	2	137	-	-	-	-
Consumer and Other	1	28	-	-	-	-
Total	14	$1,487	12	$3,034	4	$3,063

During the years ended December 31, 2013 and 2012, non-market interest rate restructurings included pre-modification recorded investments of $390,000 and $4.5 million respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates. Because these performing loans were graded substandard and the modified rates were not market rates for similar loans, these renewals are considered troubled debt restructurings.

6. Premises and Equipment

A summary of premises and equipment, and related accumulated depreciation and amortization follows:

	December 31,
	2013	2012
	(in thousands)
Land and land improvements	$2,875	$2,858
Premises	9,938	9,943
Furniture and equipment	3,660	3,802
	16,473	16,603
Less accumulated depreciation and amortization	(9,078)	(9,392)
Premises and equipment, net	$7,395	$7,211

7. Other Real Estate Owned

At December 31, 2013, the Bank owned 5 foreclosed properties with a carrying value of $480,000. As of December 31, 2012, the Bank owned 15 foreclosed properties with a carrying value of $3.4 million. During 2013, net gain on sale/write-down of other real estate totaled $91,000 and included $62,000 of valuation write-downs taken subsequent to property acquisitions and $153,000 of net gain recognized upon sale of other real estate. In 2012 and 2011, net losses of $206,000 and $273,000, respectively, were recognized on OREO sales/write-downs. The net income on sale/write-down of other real estate is included in noninterest expense.

8. Time Certificates of Deposit

The scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year at December 31, 2013 and 2012 were:

	2013	2012
	(in thousands)
2014	$-	$25,037
2015	12,607	1,043
2016	2,645	2,257
2017	3,101	3,131
2018 and thereafter	2,737	26
Total	$21,090	$31,494

Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)

Three months or less	$5,079	$6,944
Three through six months	5,011	3,146
Six through twelve months	10,572	9,729
Over twelve months	8,391	10,888
Total	$29,053	$30,707

Interest expense attributable to time deposits in amounts of $100,000 or more amounted to approximately $287,000, $363,000, and $487,000 in 2013, 2012, and 2011, respectively.

9. Other Borrowings

The Bank maintains a line-of-credit with the Federal Home Loan Bank of Indianapolis (“FHLBI”) which provides maximum borrowing capacity of $22.5 million as of December 31, 2013. The line is secured by unencumbered qualified mortgage and home equity loans with outstanding balances of $11.4 million and unencumbered investment securities with a fair value of $19.6 million.

The Bank also maintains a line-of-credit at the Federal Reserve discount window secured by specific pledges of eligible commercial loans totaling $9.0 million. At December 31, 2013, the lendable collateral value of such loans totaled $4.7 million.

Due to the Bank’s condition, borrowing availability under these lines-of-credit is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.

No advances were drawn on either the FHLBI or Federal Reserve discount window lines of credit during 2013, 2012 or 2011, except for certain overnight test borrowings. Consequently, any related interest expense incurred on FHLBI and Federal Reserve discount window borrowings during 2013, 2012 and 2011 (if any) was immaterial. No advances were outstanding on these lines of credit at December 31, 2013, 2012, and 2011.

The Board of Directors and a member of executive management have extended unsecured non-interest bearing loans to FNBH Bancorp, Inc. to fund operating expenses of the Corporation. In conjunction with the Corporation's December 2013 private placement transaction, $172,000 of the loans were repaid in connection with the Corporation's issuance of the Series B Preferred Shares.

10. Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2013	2012	2011
	(in thousands)
Current	$-	$-	$-
Deferred	104	(104)	-
Total federal income tax expense (benefit)	$104	$(104)	$-

Federal income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2013	2012	2011
	(in thousands)

Computed “expected” tax expense (benefit)	$1,047	$76	$(1,215)
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(28)	(35)	(104)
Change in valuation allowance	(893)	(157)	1,320
Other, net	(22)	12	(1)
Total federal income tax expense (benefit)	$104	$(104)	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,465	$1,983
Net operating loss carryforward	7,393	8,105
Other-than-temporary impairment on securities available for sale	769	769
Premises and equipment	309	332
Deferred directors' fees	116	157
Reserve for other real estate owned	53	190
Supplemental retirement plan	42	79
Unrealized loss on securites available for sale	529	-
Other	66	114
Total gross deferred tax assets	10,742	11,729
Deferred tax liabilities:
Deferred loan fees	(54)	(44)
Unrealized gain on securites available for sale	-	(104)
Other	(65)	(65)
Total gross deferred tax liabilities	(119)	(213)
Net deferred tax asset before valuation allowance	10,623	11,516
Valuation allowance	(10,623)	(11,516)
Net deferred tax asset	$-	$-

Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowances are required at December 31, 2013 and 2012, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

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

At December 31, 2013, the Corporation had a net operating loss carryforward of approximately $21.7 million that expires beginning in 2028 if not previously utilized.

11. Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2013 and 2012. Deposits from such individuals and their related interests totaled approximately $839,000 and $663,000 at December 31, 2013 and December 31, 2012, respectively. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

Loans to related parties are summarized below for the periods indicated:

	December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$211	$498
New loans and related parties	30	-
Loan repayments	(61)	(271)
Loans no longer related-party	-	(16)
Balance at end of year	$180	$211

12. Leases

The Bank has a noncancelable operating lease that provides for renewal options. Future minimum lease payments under the noncancelable lease as of December 31, 2013, are as follows:

Year ending December 31 (in thousands):

2014	$78
2015	58
2016	48
2017	36
Total lease payments	$220

Rental expense charged to operations in 2013, 2012 and 2011 amounted to approximately $92,000, $88,000 and $84,000, respectively, including amounts paid under short term, cancelable leases.

13. Retirement Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. No employer contributions were made to the plan during 2010 through 2012 due to the Bank’s financial condition. In 2013, based on improved financial results, the Bank reinstated a discretionary employer contribution equal to 50% of an employee’s contribution, limited to 3% of the employee’s base compensation or the maximum amount permitted by the Internal Revenue Code. Plan expenses totaled $75,000, $0, and $0 in 2013, 2012 and 2011, respectively.

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

On October 14, 2011, the Corporation adopted a Tax Benefits Preservation Plan (the Plan) designed to help protect its ability to utilize its deferred tax assets (such as net operating loss carry forwards) to offset future taxable income and reduce future federal income tax liability. The Corporation’s ability to use these deferred tax assets would be substantially limited if there were an “ownership change” as defined under federal tax rules. The Plan is designed to reduce the likelihood that the Corporation will experience an ownership change by discouraging any person who is not already a 5% shareholder from becoming a 5% shareholder of the Corporation (with certain limited exceptions). As a result of the adoption of the Plan, each shareholder of record on October 14, 2011, received a dividend of one right to purchase certain preferred securities of the Corporation upon the occurrence of certain events for every share of common stock owned by the shareholder.

On May 24, 2012, at the Corporation’s annual shareholder meeting, the shareholders approved an increase in the number of authorized shares of common stock from 7 million shares to 11 million shares. The additional shares were authorized in light of a planned recapitalization of the Corporation.

In a private placement transaction which closed on December 11, 2013, the Corporation issued 17,510 shares of its Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B (the "Series B Preferred Shares") to investors who qualified as accredited investors under federal securities laws. The transaction resulted in gross proceeds to the Corporation of approximately $17.5 million and provided additional equity of approximately $16.5 million after related offering costs. Shares of preferred stock were offered in the private placement instead of common stock because the Corporation did not have a sufficient number of authorized shares of common stock to raise the desired amount of capital needed from the private placement. The Series B Preferred Shares are convertible into shares of the Corporation's common stock at a rate reflecting a price per share of common stock of $0.70, subject to certain customary anti-dilution adjustments. The conversion into common stock will take place automatically upon the approval by the Corporation's shareholders of additional shares of authorized common stock. Until converted into common stock, the Series B Preferred Shares have terms that are substantially identical to the terms applicable to the outstanding common stock with respect to dividends, distributions, voting, and all other matters. For matters submitted to a vote of the holders of the Corporation's common stock, including the proposal to authorize additional shares of common stock, the Series B Preferred Shares will vote with the common stock, as a single class, as if the Series B Preferred Shares were already converted into common stock. At the annual meeting of shareholders scheduled for May 22, 2014, the Corporation intends to ask our shareholders to approve an increase in the authorized number of shares of common stock sufficient to allow the conversion of all outstanding Series B Preferred Shares into shares of our common stock. In addition, the Corporation may, at any time and at its option – and without needing the approval or consent of the holder of a Series B Preferred Share – cause the mandatory conversion of such holder's Series B Preferred Shares into common stock to the extent sufficient existing authorized common shares are available.

Given the parity of the rights and limitations and the lack of preferences of the Series B Preferred Shares relative to the Corporation's common stock, the Series B Preferred Shares are, for all purposes, considered a common stock equivalent However, because the sale of the Series B Preferred Shares was not registered under federal securities laws pursuant to an exemption from such registration requirements, they (and any shares of common stock issued upon conversion of the Series B Preferred Shares) are subject to transfer restrictions, including a minimum holding period of 180 days following the December 11, 2013 issuance date.

On March 27, 2014, the Corporation completed the issuance and sale of new shares of common stock to shareholders of record on January 8, 2014 pursuant to a rights offering that was registered with the SEC. The Corporation conducted the rights offering in an effort to provide an opportunity for its historical shareholder base to make an additional investment in the Corporation at the same terms as were offered in the aforementioned private placement. To this end, investors in the private placement agreed, as a condition to their participation in the private placement, not to exercise any right to purchase shares in the rights offering, such that the shares of common stock offered in the rights offering would be available for purchase by shareholders who did not participate in the private placement. Each shareholder of record was granted the right to purchase up to six shares of common stock for every one share of common stock held as of the record date, at a price of $0.70 per share. The Corporation issued a total of approximately 2.3 million common shares in the rights offering. The rights offering generated gross proceeds of approximately $1.6 million and provided additional equity to the Corporation of approximately $1.5 million, after offering costs. On March 28, 2014, the Corporation contributed $550,000 of the net proceeds from the rights offering to the capital of the Bank. The additional capital contribution is expected to enable the Bank to maintain the minimum regulatory capital ratios imposed by the Consent Order during the first quarter of 2014. The remaining net proceeds not contributed to the Bank are being retained at the holding company and are available for holding company operating expenses and/or potential future contribution to the Bank.

15. Net Income per Common Share

Basic earnings per common share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan (see Note 16) is considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss for the year ended December 31, 2011, the unvested restricted shares were not included in determining basic and diluted earnings per share for 2011.

For purposes of determining basic and diluted net income per share for 2013, the Corporation’s 17,510 shares of Series B Preferred Shares issued on December 11, 2013 are considered a common stock equivalent and are converted to common shares at a rate reflecting a price per share of common stock of $0.70.

The following presents basic and diluted net income per share:

	2013	2012	2011
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted common shares outstanding	457,435	457,416	457,318
Weighted average common stock equivalent preferred shares outstanding, as converted	1,439,178	-	-
Total weighted average basic and diluted shares outstanding	1,896,613	457,416	457,318

Net income (loss) available to shareholders	$2,974	$329	$(3,573)
Basic and diluted net income (loss) per share	$1.57	$0.72	$(7.81)

16. Long Term Incentive Plan

Under the Long Term Incentive Plan (the “LTIP”), the Corporation had the authority to grant stock options and restricted stock as compensation to key employees. Such authority expired April 22, 2008. The Corporation did not award any stock options under the LTIP. The restricted shares granted under the LTIP had a five-year vesting period. The awards were recorded at fair value on the grant date and amortized into salary expense over the vesting period.

At December 31, 2012, all restricted shares granted under the LTIP had vested and there was no unrecognized compensation cost related to nonvested stock awards. The total fair value of the awards which vested during the years ended December 31, 2012 and 2011 was $4,000 and $16,000, respectively.

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

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2013, there were approximately 1,906 shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2013, there were 413 shares earned and available for distribution in the variable-fee deferred stock accounts.

There were no compensation costs related to variable directors’ fees included in noninterest expense in 2013, 2012 or 2011. Effective October 2012, all director fee compensation was suspended as a result of the financial condition and regulatory actions taken against the Corporation and the Bank.

18. Financial Instruments with Off-Balance-Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31,
	2013	2012
	(in thousands)
Commercial	$9,144	$6,146
Commercial real estate	1,247	1,072
Consumer real estate	4,410	4,164
Consumer and Other	2,648	2,841
Total credit commitments	$17,449	$14,223

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

As of December 31, 2013 and 2012, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2013 and 2012, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

19. Capital

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$28,593	14.57%	$18,705	8.00%	$19,631	10.00%
FNBH Bancorp	29,204	14.86%	15,724	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,052	13.27%	7,852	4.00%	11,779	6.00%
FNBH Bancorp	26,660	13.56%	7,862	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,052	8.67%	12,021	4.00%	15,026	5.00%
FNBH Bancorp	26,660	8.82%	12,097	4.00%	N/A	N/A

As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$10,195	5.02%	$16,240	8.00%	$20,300	10.00%
FNBH Bancorp	9,822	4.84%	16,240	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	7,540	3.71%	8,120	4.00%	12,180	6.00%
FNBH Bancorp	7,167	3.53%	8,120	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	7,540	2.58%	11,686	4.00%	14,608	5.00%
FNBH Bancorp	7,167	2.45%	11,686	4.00%	N/A	N/A

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

As a result of a new Consent Order issued to the Bank by the OCC on October 31, 2013, the Bank continues to be subject to higher minimum capital ratios than those shown above. Specifically, the Consent Order requires the Bank to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank’s actual ratios were in compliance with the minimum ratios for a well-capitalized institution as of December 31, 2013. However, because the Bank is subject to the Consent Order, it does not meet the regulatory determination of a well-capitalized institution. As such, the Bank is considered "adequately capitalized" for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Due to the Bank’s regulatory condition, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC.  The Corporation does not anticipate the Bank providing any dividends to the Corporation through at least 2014. The Corporation suspended, indefinitely, the payment of dividends to its shareholders in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.  The Corporation does not anticipate resuming dividend payments to its shareholders in the near future.

As of its most recent examination date, which occurred prior to completion of the Corporation’s private placement transaction in December 2013, the Corporation is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. However, completion of the aforementioned private placement transaction enabled the Corporation to take action to support the Bank. Namely, the Corporation used proceeds from the private placement to provide a $15.4 million capital infusion into the Bank in December 2013, which enabled the Bank to satisfy minimum regulatory capital ratios at year-end 2013 that had been imposed on the Bank under a Consent Order issued by the OCC. The Corporation is still required to receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of the Board of Directors, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

20. Contingent Liabilities

The Corporation is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, based on the advice of legal counsel, is expected to have a material effect on the Corporation’s financial position or results of operations.

21.	Fair Value Measurements

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2013
Obligations of state and political subdivisions	$1,794	$-	$1,794	$-
Mortgage-backed/CMO	65,169	-	63,715	1,454
Preferred stock	717	-	717
Total investment securities available for sale	$67,680	$-	$66,226	$1,454

December 31, 2012
Obligations of state and political subdivisions	$1,580	$-	$1,580	$-
U.S. agency	3,007	-	3,007	-
Mortgage-backed/CMO	67,862	-	65,844	2,018
Preferred stock	137	-	137
Total investment securities available for sale	$72,586	$-	$70,568	$2,018

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

	2013	2012
	Fair Value Measurement	Fair Value Measurement
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$2,018	$2,064
Total gains (losses) realized/unrealized:
Included in earnings(2)	-	-
Included in other comprehensive income (2)	79	358
Purchases, issuances, and other settlements	(643)	(404)
Transfers into Level 3	-	-
Fair value of non-agency mortgage-backed security, end of year	$1,454	$2,018

Total amount of losses for the year included in earnings attributable to the change in unrealized in unrealized losses relating to assets still held at end of year	$-	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2013
Impaired loans (1)	$16,667	$-	$-	$16,667
Other real estate owned	$480	$-	$-	$480

December 31, 2012
Impaired loans (1)	$21,272	$-	$-	$21,272
Other real estate owned	$3,427	$-	$-	$3,427

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

22. Fair Value of Financial Instruments

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

	Level in Fair	December 31, 2013		December 31, 2012
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$77,827	$77,827	$41,824	$41,824
Short term investments	Level 2	198	198	197	197
Investment and mortgage-backed securities	Level 2	66,226	66,226	70,568	70,568
Non-agency mortgage-backed security	Level 3	1,454	1,454	2,018	2,018
FHLBI and FRB stock	Level 2	779	779	779	779
Loans, net	Level 3	155,901	156,793	168,422	169,365
Accrued interest income	Level 2	573	573	705	705

Financial liabilities:
Deposits	Level 2	$285,313	$280,549	$287,682	$287,749
Other borrowings	Level 2	16	16	148	148
Accrued interest expense	Level 2	83	83	93	93

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

23. Dividend Restrictions

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may not declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total of its net profits for the year combined with its retained profits of the two preceding years exceed the total dividends in a calendar year. Under these provisions, there is no ability to pay dividends at December 31, 2013, without the prior approval of the OCC.

24. Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2013 and 2012, and the condensed statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011, of FNBH Bancorp, Inc. follow:

Condensed Balance Sheets	December 31
	2013	2012
	(in thousands)
Assets:
Cash	$1,036	$-
Investment in subsidiaries:
First National Bank in Howell	24,498	7,742
H.B. Realty Co.	1	1
Other assets	30	1
Total assets	$25,565	$7,744
Liabilities and Shareholders’ Equity:
Other borrowings	$16	$148
Other liabilities	443	227
Shareholders’ equity	25,106	7,369
Total liabilities and shareholders’ equity	$25,565	$7,744

Condensed Statements of Operations	Year ended December 31
	2013	2012	2011
	(in thousands)
Operating income:
Dividends from subsidiaries	$-	$-	$-
Miscellaneous income	4	-	-
Total operating income	4	-	-
Operating expenses:
Interest expense-other borrowings	-	-	-
Administrative and other expenses	55	168	208
Total operating expenses	55	168	208
Loss before equity in undistributed net loss of subsidiaries	(51)	(168)	(208)
Equity in undistributed net income (loss) of subsidiaries and dividends declared from subsidiaries	3,025	497	(3,365)
Net income (loss)	$2,974	$329	$(3,573)

Comprehensive income (loss)	$1,217	$755	$(3,540)

Condensed Statements of Cash Flows	Year ended December 31
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,974	$329	$(3,573)
Adjustments to reconcile net loss to net cash used in operating activies:
Earned portion of long term incentive plan	-	4	16
Increase in other assets	(29)	(1)	-
Increase in other liabilities	216	38	135
Equity in undistributed net loss of subsidiaries and dividends declared from subsidiaries	(3,025)	(497)	3,365
Net cash used in operating activities	136	(127)	(57)
Cash flows from investing activities	(15,488)	35	-
Cash flows from financing activities:
Preferred stock issued	16,520	-	-
Common stock issued	-	-	-
Proceeds from issuance of short-term debt	(132)	88	60
Net cash provided by financing activities	16,388	88	60
Net increase (decrease) in cash	1,036	(4)	3
Cash at beginning of year	-	4	1
Cash at end of year	$1,036	$-	$4

25. Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	March 31	June 30	September 30	December 31
	(in thousands)
Quarters ended in 2013
Selected operations data:
Interest and dividend income	$2,746	$2,574	$2,621	$2,514
Net interest income	2,511	2,343	2,389	2,287
Provision for loan losses	(2,250)	-	-	-
Income before federal income taxes	2,448	361	237	32
Net income	2,490	215	237	32
Basic and diluted net income per share (1)	$5.44	$0.47	$0.52	$0.01
Cash dividends per share	$-	$-	$-	$-

Quarters ended in 2012
Selected operations data:
Interest and dividend income	$2,913	$2,804	$2,719	$2,628
Net interest income	2,605	2,528	2,456	2,383
Provision for loan losses	450	450	300	125
Income (loss) before federal income taxes	46	(89)	99	169
Net income (loss)	46	(89)	118	254
Basic and diluted net income (loss) per share	$0.10	$(0.19)	$0.26	$0.55
Cash dividends per share	$-	$-	$-	$-

(1)	Per share data for the quarterly period ended December 31, 2013 includes 17,510 shares of Series B Preferred Shares issued on December 11, 2013 converted to common shares at a rate reflecting a price per common share of $0.70.

26. New Accounting Standards

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

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220); Presentation of Comprehensive Income. This ASU amends accounting standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Presentation of comprehensive income in a separate statement was added to our financial statements upon adoption of this standard in the first quarter of 2012.

The FASB has issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassification out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in the ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. For public entities, the amendments in the ASU are effective prospectively for reporting periods beginning after December 15, 2012. Based on the nature and amount of the Corporation’s reported comprehensive income in 2013, the impact of adoption of the ASU by the Corporation was not material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

1. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer, with the participation of management, carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls were effective at December 31, 2013 to ensure that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2013, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.

During the fourth quarter ended December 31, 2013, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information set forth under the captions “Information About Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the SEC relating to the 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the SEC relating to the 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the captions “Executive Compensation” and “Director Compensation in our definitive proxy statement, to be filed with the SEC relating to the 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information set forth under the caption “Ownership of Common Stock” in the Corporation’s definitive proxy statement, to be filed with the SEC relating to the 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

The following information is provided as of December 31, 2013:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the SEC relating to the 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Disclosure of Fees Paid to Our Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the SEC relating to the 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 31, 2014.

FNBH BANCORP, INC.

/s/ Ronald L. Long	Ronald L. Long, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark J. Huber	Mark J. Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who’s signature appears below, hereby appoints Ronald L. Long and Mark J. Huber, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the SEC any and all Amendments to this Report on Form 10-K.

	Signature	Date

Philip C. Utter, Chairman of the Board	/s/ Philip C. Utter	March 31, 2014

Stanley B. Dickson, Jr., Vice Chairman of the Board	/s/ Stanley B. Dickson, Jr.	March 31, 2014

Ronald L. Long, Director, President, and Chief Executive Officer (Principal Executive Officer)	/s/ Ronald L. Long	March 31, 2014

Timothy H. Corrigan, Director	/s/ Timothy H. Corrigan	March 31, 2014

R. Michael Yost, Director	/s/ R. Michael Yost	March 31, 2014

Mark J. Huber, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	/s/ Mark J. Huber	March 31, 2014

EXHIBIT INDEX

The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

(23)	Consent of BDO USA, LLP

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

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

Exhibit Number	Exhibit	Original Filing Form and Date

(3.1)	Articles of Incorporation (as restated and amended to date), including (i) the Certificate of Designation of Junior Participating Preferred Stock, Series A, filed with the Michigan Department of Licensing and Regulatory Affairs ("DLEG") on October 14, 2011, and (ii) the Certificate of Designation of Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B, filed with DLEG on December 2, 2013	Exhibit 3.1 to Form S-1 filed with the SEC on December 30, 2013

(3.2)	Bylaws (as restated and amended to date)	Exhibit 3.2 to Form S-1 filed with the SEC on December 30, 2013

(4.1)	Tax Benefits Preservation Plan, dated October 14, 2011, by and between the Corporation and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Form 8-A filed with the SEC on October 14, 2011

(10.1)	Securities Purchase Agreement, dated June 12, 2013, by and between the Corporation and Stanley B. Dickson, Jr.	Exhibit 10.1 to Form 10-Q filed with the SEC on August 14, 2013

(10.2)	Form of Subscription Agreement entered into between the Corporation and various accredited investors, effective August 7, 2013 or effective December 11, 2013	Exhibit 10.2 to Form 10-Q filed with the SEC on August 14, 2013

(10.3) *	FNBH Bancorp, Inc. Second Amended and Restated Compensation Plan for Nonemployee Directors, as amended and restated through January 1, 2009	Exhibit 10.3 to Form S-1 filed with the SEC on December 30, 2013

(10.4)	Stipulation and Consent to the Issuance of a Consent Order by and between First National Bank in Howell and the Office of the Comptroller of the Currency, dated October 31, 2013	Exhibit 10.1 to Form 8-K filed with the SEC on November 6, 2013

(21)	Subsidiaries of the Registrant	Exhibit 21.1 to Form S-1 filed with the SEC on December 30, 2013

*Represents a compensation plan

