Form 10-Q
period 2014-03-31
FNBH BANCORP INC
filed 2014-05-15
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,755,115.

Shares of the Corporation’s Common Stock (no par value) were outstanding as of May 15, 2014.

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood of additional regulatory enforcement action against our Bank; descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to maintain certain regulatory capital standards; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2014; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to comply with the various requirements imposed by the regulatory Consent Order against the Bank;
•	our ability to implement our recovery plan initiatives;
•	economic, market, operational, liquidity, credit, and interest rate risks associated with our business;
•	economic conditions generally and in the financial services industry, particularly economic conditions within Michigan and the regional and local real estate markets in which our Bank operates;
•	the failure of assumptions underlying the establishment of, and provisions made to, our allowance for loan losses;
•	the ability of our Bank to maintain certain regulatory capital standards;
•	increased competition in the financial services industry, either nationally or regionally;
•	our ability to achieve loan and deposit growth;
•	volatility and direction of market interest rates;
•	limitations on our ability to access and rely on wholesale funding sources;
•	the continued services of our management team; and
•	implementation of new legislation and regulatory initiatives, which may have significant effects on us and the financial services industry

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Part I – Financial Information

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except share amounts)
Assets
Cash and due from banks	$46,376	$77,827
Short term investments	198	198
Total cash and cash equivalents	46,574	78,025

Investment securities:
Investment securities available for sale, at fair value	105,357	67,680
FHLBI and FRB stock, at cost	1,241	779
Total investment securities	106,598	68,459

Loans held for investment:
Commercial	133,671	136,864
Consumer	16,107	16,231
Real estate mortgage	11,715	12,020
Total loans held for investment	161,493	165,115
Less allowance for loan losses	(9,239)	(9,214)
Net loans held for investment	152,254	155,901
Premises and equipment, net	7,419	7,395
Other real estate owned, held for sale	1,032	480
Accrued interest and other assets	1,953	2,030
Total assets	$315,830	$312,290

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$89,725	$93,953
NOW	30,658	29,937
Savings and money market	89,784	82,518
Time deposits	76,433	77,782
Brokered certificates of deposit	-	1,123
Total deposits	286,600	285,313
Other borrowings	-	16
Accrued interest, taxes, and other liabilities	1,259	1,855
Total liabilities	287,859	287,184

Shareholders' Equity
Preferred stock, no par value.
Series A - Authorized 10,000 shares; no shares issued and outstanding	-	-
Series B - Authorized 20,000 shares; 17,510 shares issued and outstanding	16,520	16,520
Common stock, no par value. Authorized 11,000,000 shares at March 31, 2014 and December 31, 2013; 2,755,887 shares issued and outstanding at March 31, 2014 and 455,115 shares issued and outstanding at December 31, 2013	8,929	7,321
Retained earnings	2,527	2,478
Deferred directors' compensation	224	342
Accumulated other comprehensive loss	(229)	(1,555)
Total shareholders' equity	27,971	25,106
Total liabilities and shareholders' equity	$315,830	$312,290

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three months ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,102	$2,466
Interest and dividends on securities:
Taxable	368	262
Tax-exempt	12	11
Other securities	10	6
Interest on short term investments	1	1
Total interest and dividend income	2,493	2,746
Interest expense	208	235
Net interest income	2,285	2,511
Provision for loan losses	-	(2,250)
Net interest income after provison for loan losses	2,285	4,761
Noninterest income:
Service charges and other fee income	592	655
Trust income	32	42
Other	9	63
Total noninterest income	633	760
Noninterest expense:
Salaries and employee benefits	1,502	1,476
Net occupancy expense	237	250
Equipment expense	92	80
Professional and service fees	407	395
Loan collection and foreclosed property expenses	53	83
Computer service fees	129	114
Computer software amortization expense	9	8
FDIC assessment fees	84	256
Insurance	126	131
Printing and supplies	50	43
Net loss on sale/writedown of OREO and repossessions	1	44
Other	174	193
Total noninterest expense	2,864	3,073
Income before federal income taxes	54	2,448
Federal income tax expense (benefit)	5	(42)
Net income	$49	$2,490

Per share statistics:
Basic and diluted EPS	$0.00	$5.44

Weighted-average common shares outstanding	557,989	457,435
Weighted-average common stock equivalent preferred shares outstanding, as converted	25,014,285	-
Total basic and diluted shares	25,572,274	457,435

See accompanying notes to interim consolidated financial statements (unaudited).

2

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
	(in thousands)
Net income	$49	$2,490
Other comprehensive income:
Net change in unrealized gains on securities available for sale	1,326	82
Comprehensive income	$1,375	$2,572

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2013	$-	$7,202	$(496)	$461	$202	$7,369
Issued 788 shares for deferred directors' fees	-	119	-	(119)	-	-
Net income	-	-	2,490	-	-	2,490
Other comprehensive income	-	-	-	-	82	82
Balances at March 31, 2013	$-	$7,321	$1,994	$342	$284	$9,941

Balances at January 1, 2014	$16,520	$7,321	$2,478	$342	$(1,555)	$25,106
Issuance of common stock	-	1,490	-	-	-	1,490
Issued 772 shares for deferred directors' fees	-	118	-	(118)	-	-
Net income	-	-	49	-	-	49
Other comprehensive income	-	-	-	-	1,326	1,326
Balances at March 31, 2014	$16,520	$8,929	$2,527	$224	$(229)	$27,971

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$49	$2,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	(2,250)
Depreciation and amortization	123	102
Deferred income tax expense (benefit)	-	(42)
Net amortization on investment securities	208	323
Net loss on sale/writedown of OREO and repossessions	1	44
Decrease in accrued interest income and other assets	72	390
Increase (decrease) in accrued interest, taxes, and other liabilities	(596)	353
Net cash provided by (used in) operating activities	(143)	1,410
Cash flows from investing activities
Purchases of available for sale securities	(39,985)	(20,684)
Proceeds from maturities and calls of available for sale securities	-	3,000
Proceeds from mortgage-backed securities paydowns - available for sale securities	3,426	5,518
Purchase of FRB stock	(462)	-
Proceeds from sale of OREO and repossessions	-	1,001
Net decrease in loans	3,094	8,677
Capital expenditures	(142)	(35)
Net cash used in investing activities	(34,069)	(2,523)
Cash flows from financing activites:
Net increase (decrease) in deposits	1,287	(4,428)
Common stock issued	1,490	-
(Repayment of) proceeds from other borrowings	(16)	15
Net cash provided by (used in) financing activities	2,761	(4,413)
Net change in cash and cash equivalents	(31,451)	(5,526)
Cash and cash equivalents at beginning of year	78,025	42,021
Cash and cash equivalents at end of period	$46,574	$36,495

Supplemental disclosures:
Interest paid	$216	$241
Loans transferred to other real estate owned	553	-
Loans charged off	86	75

See accompanying notes to interim consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2013 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2. Regulatory Matters and Recovery Initiatives

Regulatory Actions

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

On October 31, 2013, the Bank stipulated to the issuance by the OCC of a new Consent Order against the Bank (the "Consent Order"). This new Consent Order replaces the Consent Order issued in 2009. The new Consent Order includes essentially all of the articles included in the 2009 Consent Order. In addition, the new Consent Order contains various new provisions intended to enhance the Bank’s risk management policies and practices; requirements to obtain OCC approval prior to deviating from the Bank's strategic business plan; requirements to ensure effective management and board composition, establish a formal compensation plan structure, and better manage third party vendor relationships; a new article requiring the Bank to establish an affiliate transaction policy; and a new article to ensure the effectiveness of the Bank's internal audit program. Importantly, the new Consent Order continues to require the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. The new Consent Order was filed as an exhibit to the Corporation’s Form 10-Q for the quarterly period ended September 30, 2013 and the OCC has made a copy of the new Consent Order available on their website at www.occ.gov.

On December 11, 2013, the Corporation completed a private placement transaction in which it issued 17,510 shares of its Series B Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock to investors. This private placement resulted in aggregate net proceeds of approximately $16.5 million. On December 20, 2013, the Corporation contributed $15.4 million of the net proceeds from this transaction to the capital of the Bank. As a result, as of December 31, 2013, the Bank met the minimum capital ratios required by the Consent Order. In addition, on March 27, 2014, the Corporation completed a rights offering in which it issued a total of approximately 2.3 million shares of its common stock to existing shareholders for net cash proceeds of approximately $1.5 million. On March 28, 2014, the Corporation contributed $550,000 of the net proceeds from this transaction to the capital of the Bank. These capital contributions enabled the Bank to achieve and maintain the minimum regulatory capital ratios imposed by the Consent Order as of December 31, 2013 and March 31, 2014. (See Note 8 – Shareholders’ Equity.)

As noted above, the Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. Despite achieving the required minimum capital levels, the Bank was not in full compliance with any of the other articles of the Consent Order at March 31, 2014. Management believes it has made substantive progress on these other Consent Order requirements through various initiatives. However, additional effort and time is necessary in order for the Bank to demonstrate adherence to, and the effectiveness of, new policies and procedures implemented to remediate deficiencies identified in the Consent Order and to achieve compliance with these other provisions of the Consent Order. The Bank continues to work diligently to meet these requirements in an effort to gain full compliance with the Consent Order.

It will be imperative for the Bank to comply with these other requirements in order to avoid further regulatory enforcement action. As long as the Bank is subject to the Consent Order, the financial performance of the Corporation will be adversely impacted by higher FDIC insurance premiums paid by the Bank and other ongoing costs incurred to correct the deficiencies underlying the requirements of the Consent Order.

Despite exceeding minimum regulatory standards for well-capitalized institutions at March 31, 2014, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is currently considered "adequately capitalized" due to being subject to the Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, limitations on the payment of capital distributions and management fees; prohibitions on the acceptance, renewal, or roll-over of any brokered deposit without prior written approval of the Federal Deposit Insurance Corporation (FDIC); and restrictions on interest rates paid on deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

Despite restoration of the Bank’s regulatory capital ratios to minimum levels imposed by the Consent Order, there is no assurance that the Bank will be able to maintain these capital ratios throughout 2014 or beyond. Moreover, management and the Board of Directors' execution of various initiatives designed to fully satisfy the asset quality, risk management, and other requirements of the Consent Order will take additional time and may not prove to be sufficiently effective. As such, no assurance can be provided as to whether or when the Bank will be in full compliance with the Consent Order or whether or when the Consent Order will be lifted or terminated. Even if lifted or terminated, the Bank may still be subject to a memorandum of understanding or other enforcement action by regulators that would restrict activities or that would continue to impose greater capital requirements on the Bank. The requirements and restrictions of the Consent Order are legally enforceable and the Bank’s failure to comply with such requirements and restrictions may subject the Corporation and the Bank to additional regulatory restrictions.

Recovery Plan Initiatives

As part of a recovery plan initiated in late 2008, management and the Board of Directors have been aggressively pursuing various initiatives intended to address and satisfy deficiencies identified in the Consent Order, the most important of which was a significant recapitalization necessary to restore the Bank’s capital. Other recovery plan efforts and initiatives are designed to improve the Bank’s financial health and risk management practices and policies. They include aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes. Certain other key elements of management’s continued recovery plan include, but are not limited to:

•	Continued, aggressive management of the Bank’s existing loan portfolio to reduce the level of classified loans, to minimize further credit losses and to maximize recoveries via negotiated payoffs, settlements and restructuring of existing problem loans;

•	Continued strengthening of risk management processes and procedures via ensuring the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality;

•	Improvement of core profitability via gradual repositioning of balance sheet composition to increase earning assets while ensuring the Bank maintains an acceptable risk profile and adequate capital levels; and

•	Commitment to dedicate sufficient resources to address all portions of the Consent Order followed by a managed re-alignment of operating costs with a recapitalized, restructured and more efficient banking operation designed to promote balance sheet growth in an increasingly regulated and competitive business climate.

Management makes no assurances that the efforts, results, and/or future plans described above will improve the Bank’s overall financial condition, guarantee profitability in 2014, or ensure the modification or discharge of existing regulatory enforcement actions imposed on the Bank.

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2014
Mortgage-backed/CMO	$83,588	$131	$(1,147)	$82,572
U.S. Agency	20,157	-	(43)	20,114
Obligations of state and political subdivisions	1,792	12	-	1,804
Preferred stock(1)	49	818	-	867
Total available for sale	$105,586	$961	$(1,190)	$105,357

December 31, 2013
Mortgage-backed/CMO	$67,392	$84	$(2,307)	$65,169
Obligations of state and political subdivisions	1,794	7	(7)	1,794
Preferred stock(1)	49	668	-	717
Total available for sale	$69,235	$759	$(2,314)	$67,680

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

At March 31, 2014, the Corporation had one agency mortgage-backed security and two agency CMO securities which have been impaired for more than twelve months. At December 31, 2013, there were two agency CMO securities impaired more than twelve months.

A summary of the par value, book value, carrying value (fair value) and unrealized loss for the non-agency mortgage-backed security is presented below:

	March 31, 2014		December 31, 2013
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)

Par value	$1,557	100.00%	$1,632	100.00%
Book value	1,382	88.76%	1,454	83.34%
Carrying value	1,419	91.14%	1,454	83.34%
Unrealized gain (loss)	37	2.38%	-	0.00%

The Corporation makes a quarterly assessment of OTTI on its only non-agency mortgage-backed security primarily based on a quarterly cash flow analysis performed by an independent third-party specialist. The evaluation includes a comparison of the present value of the expected cash flows to previous estimates to determine whether adverse changes in cash flows resulted during the period. The analysis considers attributes of the security, such as its super tranche position, and specific loan level collateral underlying the security. Certain key attributes of the underlying loans supporting the security included the following:

	March 31, 2014	December 31, 2013
Weighted average remaining credit score (based on original FICO)	736	737
Primary location of underlying loans:
California	69%	70%
Florida	3%	3%
Other	28%	27%
Delinquency status of underlying loans:
Past due 30-59 days	3.07%	1.44%
Past due 60-89 days	1.05%	3.44%
Past due 90 days or more	7.37%	6.01%
In process of foreclosure	6.02%	3.78%
Held as other real estate owned	0.00%	0.00%

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

	March 31, 2014	December 31, 2013
Voluntary repayment rate (CRR)	15.26%	14.27%
Default rates:
Within next 24 months	7.33%	6.56%
Decreasing to (by month 37)	3.32%	3.55%
Decreasing to (by month 209 at March 2014 and by month 212 at December 2013)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	46.13%	45.08%
Per annum decrease in loss rate (Years 2 - 11)	3.50%	3.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	6.00%	5.50%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.00%	0.00%

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

At March 31, 2014, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At March 31, 2014 the non-agency mortgage-backed security was in an unrealized gain position of approximately $37,000. At December 31, 2013, using the valuation methodology and applicable inputs and assumptions described above, there was no unrealized gain or loss on the security.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
	(in thousands)
March 31, 2014
Mortgage-backed/CMO	$(1,076)	$59,988	$(71)	$4,924	$(1,147)	64,912
U.S Agency	(43)	20,114	-	-	(43)	20,114
Total	$(1,119)	$80,102	$(71)	$4,924	$(1,190)	$85,026

December 31, 2013
Mortgage-backed/CMO	$(2,093)	$52,020	$(214)	$3,537	$(2,307)	55,557
Obligations of state and political subdivisions	(7)	780	-	-	(7)	780
Total	$(2,100)	$52,800	$(214)	$3,537	$(2,314)	$56,337

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$-	$-	$-	$-
Maturing after one year but within five years	20,916	20,876	761	761
Maturing after five years but within ten years	505	513	505	512
Maturing after ten years	577	1,396	577	1,238
	21,998	22,785	1,843	2,511
Mortgage-backed/CMO securities	83,588	82,572	67,392	65,169
Totals	$105,586	$105,357	$69,235	$67,680

Proceeds from at-par calls of securities totaled $3.0 million for the three months ended March 31, 2013. No securities were called during the three month period ended March 31, 2014.

At March 31, 2014 and December 31, 2013, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $58.4 million at March 31, 2014 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $24.3 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2013, the amortized cost of pledged investment securities totaled $60.8 million of which $25.5 million of securities was pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at March 31, 2014 and December 31, 2013. As a member bank of the Federal Reserve System, the Bank is required to own FRB capital stock equal to six percent of its capital and surplus. The Bank’s investment in FRB stock totaled $506,000 and $44,000 at March 31, 2014 and December 31, 2013, respectively. In March 2014, the Bank purchased additional FRB stock due to the increase in its capital position resulting from the December 2013 capital contribution from the Corporation. The FHLBI and FRB stock investments can only be resold to, or redeemed by, the issuer.

4. Loans

The recorded investment in portfolio loans consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial	$16,215	$15,019
Commercial real estate:
Construction, land development, and other land	5,724	5,826
Owner occupied	47,923	49,012
Nonowner occupied	57,732	60,322
Consumer real estate:
Commercial purpose	6,230	6,886
Mortgage - Residential	12,599	12,955
Home equity and home equity lines of credit	8,987	8,991
Consumer and Other	6,242	6,273
Subtotal	161,652	165,284
Unearned income	(159)	(169)
Total Loans	$161,493	$165,115

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $102,000 at March 31, 2014 and $114,000 at December 31, 2013, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $3.8 million at March 31, 2014 and $3.9 million at December 31, 2013.

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

Activity in the allowance for loan losses by portfolio segment for three months ended:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
March 31, 2014
Allowance for loan losses:
Beginning balance	$633	$7,180	$1,215	$186	$9,214
Charge offs	(1)	(41)	(23)	(21)	(86)
Recoveries	57	9	17	28	111
Provision	(67)	81	(25)	11	-
Ending balance	$622	$7,229	$1,184	$204	$9,239

March 31, 2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	-	(24)	(7)	(44)	(75)
Recoveries	17	5	63	24	109
Provision	(33)	(1,797)	(445)	25	(2,250)
Ending balance	$892	$6,866	$1,647	$148	$9,553

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$-	$1,982	$-	$-	$1,982
Collectively evaluated for impairment	622	5,247	1,184	204	7,257
Total allowance for loan losses	$622	$7,229	$1,184	$204	$9,239

Recorded investment in loans:
Individually evaluated for impairment	$333	$16,393	$1,787	$-	$18,513
Collectively evaluated for impairment	15,882	94,986	26,029	6,242	143,139
Total recorded investment in loans	$16,215	$111,379	$27,816	$6,242	$161,652

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11	$2,298	$135	$-	$2,444
Collectively evaluated for impairment	622	4,882	1,080	186	6,770
Total allowance for loan losses	$633	$7,180	$1,215	$186	$9,214

Recorded investment in loans:
Individually evaluated for impairment	$211	$17,052	$1,848	$-	$19,111
Collectively evaluated for impairment	14,808	98,108	26,984	6,273	146,173
Total recorded investment in loans	$15,019	$115,160	$28,832	$6,273	$165,284

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
March 31, 2014
Commercial	$102	$446	$16	$3,744	$5,297	$5,773	$540	$297	$-	$16,215	$237
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,534	1,965	162	589	1,474	5,724	1,902
Owner occupied	30	-	687	2,995	20,514	15,916	2,849	4,932	-	47,923	2,654
Nonowner occupied	-	-	379	1,332	17,812	28,062	4,660	5,487	-	57,732	3,194
Consumer real estate:
Commercial Purpose	-	-	-	119	1,191	3,422	315	1,183	-	6,230	1,053
Mortgage - Residential	5,274	-	-	-	-	4,158	-	3,167	-	12,599	2,010
Home equity and home equity lines of credit	7,213	-	-	-	-	1,233	-	541	-	8,987	352
Consumer and Other	5,790	-	-	-	-	338	-	114	-	6,242	44
Total	$18,409	$446	$1,082	$8,190	$46,348	$60,867	$8,526	$16,310	$1,474	$161,652	$11,446

December 31, 2013
Commercial	$114	$479	$17	$2,680	$5,057	$5,901	$607	$164	$-	$15,019	$12
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,840	1,745	165	602	1,474	5,826	1,849
Owner occupied	32	-	720	3,132	20,987	16,172	2,916	5,053	-	49,012	2,580
Nonowner occupied	-	-	393	1,340	19,057	28,865	4,735	5,932	-	60,322	3,623
Consumer real estate:
Commercial Purpose	-	-	-	221	1,712	3,399	760	794	-	6,886	663
Mortgage - Residential	5,490	-	-	-	-	4,349	-	3,116	-	12,955	1,853
Home equity and home equity lines of credit	4,164	3,502	-	-	-	770	-	555	-	8,991	363
Consumer and Other	5,839	-	-	-	-	307	-	127	-	6,273	124
Total	$15,639	$3,981	$1,130	$7,373	$48,653	$61,508	$9,183	$16,343	$1,474	$165,284	$11,067

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
March 31, 2014
Commercial	$149	$-	$-	$149	$16,066	$16,215	$-
Commercial real estate:
Construction, land development, and other land	-	-	67	67	5,657	5,724	-
Owner occupied	-	-	160	160	47,763	47,923	-
Nonowner occupied	362	-	373	735	56,997	57,732	-
Consumer real estate:
Commercial purpose	127	-	1	128	6,102	6,230	-
Mortgage - Residential	1,105	285	392	1,782	10,817	12,599	-
Home equity and home equity lines of credit	144	2	-	146	8,841	8,987	-
Consumer and Other	32	14	-	46	6,196	6,242	-
Total	$1,919	$301	$993	$3,213	$158,439	$161,652	$-

December 31, 2013
Commercial	$-	$-	$-	$-	$15,019	$15,019	$-
Commercial real estate:
Construction, land development, and other land	-	-	68	68	5,758	5,826	-
Owner occupied	153	155	843	1,151	47,861	49,012	-
Nonowner occupied	627	312	241	1,180	59,142	60,322	-
Consumer real estate:
Commercial purpose	103	-	123	226	6,660	6,886	-
Mortgage - Residential	77	851	104	1,032	11,923	12,955	-
Home equity and home equity lines of credit	75	37	-	112	8,879	8,991	-
Consumer and Other	55	9	-	64	6,209	6,273	-
Total	$1,090	$1,364	$1,379	$3,833	$161,451	$165,284	$-

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial	$237	$12
Commercial real estate:
Construction, land development, and other land	1,902	1,849
Owner occupied	2,654	2,580
Nonowner occupied	3,194	3,623
Consumer real estate:
Commercial purpose	1,053	663
Mortgage - Residential	2,010	1,853
Home equity and home equity lines of credit	352	363
Consumer and Other	44	124
Total	$11,446	$11,067

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$-	$-	$-	$198	$224	$11
Commercial real estate:
Construction, land development, and other land	2,175	4,450	1,627	2,368	4,664	1,649
Owner occupied	2,056	2,255	147	3,467	3,799	297
Nonowner occupied	4,700	4,758	208	5,107	5,470	352
Consumer real estate:
Commercial purpose	-	-	-	1,185	1,316	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	8,931	11,463	1,982	12,325	15,473	2,444

With no related allowance recorded:
Commercial	333	389	-	13	14	-
Commercial real estate:
Construction, land development, and other land	479	604	-	306	416	-
Owner occupied	3,789	4,727	-	2,556	3,517	-
Nonowner occupied	3,194	3,890	-	3,248	3,871	-
Consumer real estate:
Commercial purpose	1,787	2,533	-	663	1,261	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	9,582	12,143	-	6,786	9,079	-

Total:
Commercial	333	389	-	211	238	11
Commercial real estate:
Construction, land development, and other land	2,654	5,054	1,627	2,674	5,080	1,649
Owner occupied	5,845	6,982	147	6,023	7,316	297
Nonowner occupied	7,894	8,648	208	8,355	9,341	352
Consumer real estate:
Commercial purpose	1,787	2,533	-	1,848	2,577	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$18,513	$23,606	$1,982	$19,111	$24,552	$2,444

The following presents information pertaining to the recorded investment in impaired loans for the three months ended:

	March 31, 2014		March 31, 2013
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
	(in thousands)
Commercial	$373	$2	$774	$4
Commercial real estate:
Construction, land development, and other land	2,696	10	3,625	20
Owner occupied	6,037	48	7,456	80
Nonowner occupied	8,017	59	8,169	78
Consumer real estate:
Commercial purpose	1,808	11	2,415	22
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$18,931	$130	$22,439	$204

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	March 31, 2014			December 31, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$96	$193	$289	$199	$13	$212
Commercial real estate:
Construction, land development, and other land	820	1,653	2,473	826	1,662	2,488
Owner occupied	3,190	2,236	5,426	3,442	2,202	5,644
Nonowner occupied	4,700	2,436	7,136	4,732	2,281	7,013
Consumer real estate:
Commercial purpose	734	899	1,633	1,185	502	1,687
Mortgage - Residential	795	941	1,736	940	823	1,763
Home equity and home equity lines of credit	57	242	299	58	250	308
Consumer and Other	6	54	60	6	61	67
Total	$10,398	$8,654	$19,052	$11,388	$7,794	$19,182

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months			Loans Restructured in the Three Months
	Ended March 31, 2014			Ended March 31, 2013
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	1	35	35	1	390	390
Nonowner occupied	1	212	212	-	-	-
Consumer real estate:
Commercial purpose	-	-	-	1	114	114
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	2	$247	$247	2	$504	$504

During the three months ended March 31, 2013, the Corporation had four TDR loans with a recorded investment of $1.8 million that defaulted within 12 months of restructuring. During the three months ended March 31, 2014 there were no payment defaults on TDR loans. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
(dollars in thousands)
Three months ended March 31, 2014
Commercial	-	$-		$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	1	35	-	-
Nonowner occupied	-	-	1	212	-	-
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	2	$247	-	$-
Three months ended March 31, 2013
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	1	390
Nonowner occupied	-	-	-	-	-	-
Consumer real estate:
Commercial purpose	-	-	1	114	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	1	$114	1	$390

During the three months ended March 31, 2014 and 2013, there were no non-market interest rate restructurings of substandard performing loans that were renewed at their existing contractual rates or non-market rates. Renewals of substandard performing loans at non-market interest rates are considered troubled debt restructurings.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2014
Mortgage-backed/CMO	$82,572	$-	$81,153	$1,419
U.S. Agency	20,114	-	20,114	-
Obligations of state and political subdivisions	1,804	-	1,804	-
Preferred stock	867	-	867	-
Total investment securities available for sale	$105,357	$-	$103,938	$1,419

December 31, 2013
Mortgage-backed/CMO	$65,169	$-	$63,715	$1,454
Obligations of state and political subdivisions	1,794	-	1,794	-
Preferred stock	717	-	717	-
Total investment securities available for sale	$67,680	$-	$66,226	$1,454

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the three months ended March 31, 2014 is as follows:

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$1,454
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income (2)	37
Purchases, issuances, and other settlements	(72)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, March 31, 2014	$1,419

Total amount of losses for the year included in earnings attributable to the change in unrealized in unrealized losses relating to assets still held at March 31, 2014	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2014
Impaired loans (1)	$16,531	$-	$-	$16,531
Other real estate owned	$1,032	$-	$-	$1,032

December 31, 2013
Impaired loans (1)	$16,667	$-	$-	$16,667
Other real estate owned	$480	$-	$-	$480

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

		March 31, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$46,376	$46,376	$77,827	$77,827
Short term investments	Level 2	198	198	198	198
Investment and mortgage-backed securities	Level 2	103,938	103,938	66,226	66,226
Non-agency mortgage-backed security	Level 3	1,419	1,419	1,454	1,454
FHLBI and FRB stock	Level 2	1,241	1,241	779	779
Loans, net	Level 3	152,254	152,909	155,901	156,793
Accrued interest income	Level 2	692	692	573	573

Financial liabilities:
Deposits	Level 2	286,600	281,548	285,313	280,549
Other borrowings	Level 2	-	-	16	16
Accrued interest expense	Level 2	75	75	83	83

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

8. Shareholders’ Equity

In a private placement transaction which closed on December 11, 2013, the Corporation issued 17,510 shares of its Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B (the "Series B Preferred Shares"), to investors who qualified as accredited investors under federal securities laws. The transaction resulted in gross proceeds to the Corporation of approximately $17.5 million and provided additional equity of approximately $16.5 million after related offering costs. Shares of preferred stock were offered in the private placement instead of common stock because the Corporation did not have a sufficient number of authorized shares of common stock to raise the desired amount of capital needed from the private placement. The Series B Preferred Shares are convertible into shares of the Corporation's common stock at a rate reflecting a price per share of common stock of $0.70, subject to certain customary anti-dilution adjustments. The conversion into common stock will take place automatically upon the approval by the Corporation's shareholders of additional shares of authorized common stock. Until converted into common stock, the Series B Preferred Shares have terms that are substantially identical to the terms applicable to the outstanding common stock with respect to dividends, distributions, voting, and all other matters. For matters submitted to a vote of the holders of the Corporation's common stock, including the proposal to authorize additional shares of common stock, the Series B Preferred Shares will vote with the common stock, as a single class, as if the Series B Preferred Shares were already converted into common stock. At the annual meeting of shareholders scheduled for May 22, 2014, the Corporation intends to ask our shareholders to approve an increase in the authorized number of shares of common stock sufficient to allow the conversion of all outstanding Series B Preferred Shares into shares of our common stock. In addition, the Corporation may, at any time and at its option, and without needing the approval or consent of the holder of a Series B Preferred Share, cause the mandatory conversion of Series B Preferred Shares into common stock to the extent sufficient existing authorized common shares are available.

Given the parity of the rights and limitations and the lack of preferences of the Series B Preferred Shares relative to the Corporation's common stock, the Series B Preferred Shares are, for all purposes, considered a common stock equivalent. However, because the sale of the Series B Preferred Shares was not registered under federal securities laws pursuant to an exemption from such registration requirements, they (and any shares of common stock issued upon conversion of the Series B Preferred Shares) are subject to transfer restrictions, including a minimum holding period of 180 days following the December 11, 2013 issuance date.

On March 27, 2014, the Corporation completed the issuance and sale of new shares of common stock to shareholders of record on January 8, 2014 pursuant to a rights offering that was registered with the SEC. The Corporation conducted the rights offering in an effort to provide an opportunity for its historical shareholder base to make an additional investment in the Corporation at the same terms as were offered in Corporation’s December 2013 private placement offering. To this end, investors in the private placement agreed, as a condition to their participation in the private placement, not to exercise any right to purchase shares in the rights offering, such that the shares of common stock offered in the rights offering would be available for purchase by shareholders who did not participate in the private placement. Each shareholder of record was granted the right to purchase up to six shares of common stock for every one share of common stock held as of the record date, at a price of $0.70 per share. The Corporation issued a total of approximately 2.3 million common shares in the rights offering. The rights offering generated gross proceeds of approximately $1.6 million and provided additional equity to the Corporation of approximately $1.5 million, after offering costs.

On March 28, 2014, the Corporation contributed $550,000 of the net proceeds from the rights offering to the capital of the Bank. The additional capital contribution enabled the Bank to maintain the minimum regulatory capital ratios imposed by the Consent Order at March 31, 2014. The remaining net proceeds from the rights offering that were not contributed to the Bank are being retained at the holding company and are available for holding company operating expenses and/or potential future contribution to the Bank.

9.  Net Income per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share is the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. There were no participating securities at March 31, 2014 and 2013.

For purposes of determining basic and diluted net income per share for the three months ended March 31, 2014, the Corporation’s 17,510 shares of Series B Preferred Shares issued on December 11, 2013 are considered a common stock equivalent and are converted to common shares at a rate reflecting a price per share of common stock of $0.70.

The following presents basic net income per share:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted common shares outstanding	557,989	457,435
Weighted average common stock equivalent preferred shares outstanding, as converted	25,014,285	-
Total weighted average basic and diluted shares outstanding	25,572,274	457,435

Net income available to shareholders	$49	$2,490
Basic and diluted net income per share	$0.00	$5.44

10. Income Taxes

For the three months ended March 31, 2014, the Corporation recognized current income tax expense based on its alternative minimum taxable income. No regular income tax expense was recognized during the three months ended March 31, 2014 and 2013 due to the Corporation’s tax loss carryforward position. Reported income tax benefit for the three months ended March 31, 2013 resulted from adjustment of the Corporation’s deferred tax valuation allowance established on previously recorded net deferred tax assets related to the impact of valuation changes in the available for sale investment portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., Inc. The following is a discussion of the Corporation’s regulatory condition, results of operations for the three month periods ended March 31, 2014 and 2013, and financial condition, focusing on its liquidity and capital resources.

The level of regulatory enforcement action taken against the Bank by the Office of the Comptroller of the Currency (OCC) escalated from a formal agreement entered in October 2008 to the issuance of a Consent Order in September 2009, which was subsequently revised and reissued as a new Consent Order in October 2013 (the “Consent Order”). Pursuant to the new Consent Order, the Bank continues to be required to maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. Since December 31, 2013, the Bank has satisfied these required minimum ratios due to receipt of capital infusions from the Corporation of $15.4 million in December 2013 and $550,000 in March 2014, using proceeds from the Corporation’s completion of a private placement transaction in December 2013 and a rights offering completed in March 2014.

However, despite exceeding minimum regulatory capital ratios for a well-capitalized institution at March 31, 2014, the Bank is presently categorized as “adequately capitalized” for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers because the Bank remains subject to the new Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) restrictions on the payment of dividends, capital distributions and management fees, (2) the requirement that the Bank obtain prior written approval from the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (3) prohibitions on the acceptance of employee benefit plan deposits, (4) restrictions on interest rates paid on deposits, and (5) restrictions on the acceptance, renewal, or roll-over of brokered deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

The Corporation also remains challenged to a great extent by the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing or stagnant economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 7.5%, although improved from recent highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment, resulted in and may continue to cause significant write-downs of asset values by us and other financial institutions if borrowers continue to struggle. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

At March 31, 2014, our nonperforming assets comprised approximately 34% of our capital plus allowance for loan losses. As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, and is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses and still maintain the minimum capital levels required under the Consent Order.

As fully described in Note 2, “Regulatory Matters and Recovery Initiatives”, of the consolidated financial statements included in the 2013 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy or results may not be sufficient to sustain the Bank's capital levels at satisfactory levels, return the Bank to profitability, or otherwise avoid further regulatory enforcement action.

In response to these regulatory actions, difficult market conditions and significant losses incurred from 2007 through 2011, we have taken steps or initiated action plans to restore and maintain our capital levels, improve our operations and return to profitability, with the primary objective of fully satisfying all requirements of the Consent Order in as timely a manner as possible.

There can be no assurance that management’s efforts will improve the Bank’s financial condition. Further deterioration of the Bank’s capital position is possible. The current economic environment in southeast Michigan and local real estate market conditions will continue to impose challenges on the Bank.

It is against this backdrop that we discuss our financial condition and results of operations for the three months ended March 31, 2014 compared to the same period in 2013.

Earnings	Three months ended March 31,
	2014	2013
	(dollars in thousands, except per share amounts)

Net income	$49	$2,490
Basic and diluted net income per share	$-	$5.44

Net income for the three months ended March 31, 2014 decreased $2.4 million compared to the same period last year. In the first quarter of 2014, the Bank recorded no provision for loan losses compared to negative provision expense of $2.3 million in the same period last year. Operating results for the three months ended March 31, 2014 relative to March 31, 2013 were also impacted by a decrease in net interest income of $226,000, a decrease in noninterest income of $127,000 and a decrease in noninterest expense of $209,000.

Net Interest Income	Three months ended March 31,
	2014	2013
	(dollars in thousands)
Interest and dividend income	$2,493	$2,746
Interest expense	208	235
Net Interest Income	$2,285	$2,511

Interest Yields and Costs

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield as follows:

	Three months ended March 31,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$198	$0.1	0.23%	$197	$0.1	0.23%
Securities: Taxable	91,877	380.2	1.66%	83,969	269.6	1.28%
Tax-exempt (1)	1,032	15.5	5.99%	1,033	15.5	5.98%
Commercial loans (2)(3)	135,852	1,819.2	5.36%	148,669	2,184.7	5.88%
Consumer loans (2)(3)	16,067	183.1	4.62%	14,438	175.0	4.92%
Mortgage loans (2)(3)	11,839	104.6	3.53%	13,316	112.1	3.37%
Total earning assets and total interest income	256,865	$2,502.7	3.90%	261,622	$2,757.0	4.22%
Cash and due from banks	56,852			32,932
All other assets	9,197			12,738
Allowance for loan losses	(9,240)			(11,720)
Total assets	$313,674			$295,572
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,689	$2.2	0.03%	$30,568	$1.7	0.02%
Savings	45,073	2.2	0.02%	41,313	2.1	0.02%
MMDA	40,816	38.5	0.38%	40,545	43.8	0.44%
Time deposits	78,052	164.9	0.86%	81,852	187.3	0.93%
Total interest bearing liabilities and total interest expense	194,630	207.8	0.43%	194,278	234.9	0.49%
Noninterest bearing deposits	91,206			91,514
All other liabilities	1,902			2,072
Shareholders' equity	25,936			7,708
Total liabilities and shareholders' equity	$313,674			$295,572
Interest spread			3.47%			3.73%
Net interest income-FTE		$2,294.9			$2,522.1
Net interest margin			3.57%			3.85%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $11.5 million and $11.9 million for the three months ended March 31, 2014 and 2013 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $23,000 and $22,000 for the three months ended March 31, 2014 and 2013.

Interest Earning Asset/Interest Income

On a tax equivalent basis, interest income decreased $254,000 (9.2%) in the first quarter of 2014 compared to the first quarter of 2013. The decrease was due to a decrease in average earning assets of $4.8 million (1.8%) and a decrease in the yield on average earning assets of 32 basis points.

The average balance of securities increased $7.9 million (9.3%) in the first quarter of 2014 compared to the same period in 2013. The increase was due to $40 million of investment security purchases made in January and February 2014 funded by excess on-balance sheet liquidity, including proceeds from the December 2013 private placement transaction and run-off in the existing investment and loan portfolios. The yield on average security balances increased 36 basis points in the first quarter of 2014 compared to the first quarter of 2013 due to higher yields on new securities acquired.

Loan average balances decreased $12.7 million (7.2%) in the first quarter of 2014 compared to the same period last year and average loan yield decreased 46 basis points. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $12.8 million (8.6%) in the first quarter of 2014 compared to 2013. Commercial loan yield decreased 52 basis points compared to the same prior year period primarily due to a decrease in interest income recognized on payoffs of nonaccrual loans. Commercial loans have continued to decrease due to receipt of scheduled payments, pay-offs received from borrowers, pay-offs from borrowers’ refinancing with other financial institutions and limited new loan originations. The renewal of maturing loans and origination of new loans in the current lower rate environment will continue to exert downward pressure on our average loan portfolio yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the first quarter of 2014 decreased $27,000 (11.5%) compared to the first quarter of 2013. This was the result of lower interest rates paid on deposits of 6 basis points, primarily resulting from repayment of $1.1 million of brokered deposits in mid-February 2014 which bore interest at 3.50%. This savings was partially offset by higher average deposit balances of $352,000 (0.2%).

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $151.9 million at March 31, 2014 or about 48.1% of total assets. This compares to $145.7 million or about 46.7% of total assets at December 31, 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $28.6 million at March 31, 2014 and $29.1 million at December 31, 2013. The Bank paid off its (non-core) $1.1 million brokered deposit in February 2014. Due to the Bank’s classification as “adequately capitalized” for PCA purposes, it may not renew or issue additional brokered deposits without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See the “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at March 31, 2014 noted above, investment securities with a fair value of approximately $57.6 million were pledged primarily for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis and to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At March 31, 2014, the Bank had a $26.2 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $4.4 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At March 31, 2014, the Bank had no borrowings outstanding against these lines of credit. In addition, during the quarter ended March 31, 2014, the Bank had no short-term borrowings on these lines of credit for liquidity needs or other purposes.

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

Below shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of March 31, 2014:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$66,175	$43,617	$51,237	$464	$161,493
Securities	2,675	9,560	54,095	40,268	106,598
Short term investments	198	-	-	-	198
Total assets	$69,048	$53,177	$105,332	$40,732	$268,289

Liabilities:
NOW, savings, and MMDA	$3,532	$10,594	$56,502	$49,814	$120,442
Time deposits	13,967	39,330	23,136	-	76,433
Total liabilities	$17,499	$49,924	$79,638	$49,814	$196,875

Rate sensitivity GAP:
GAP for period	$51,549	$3,253	$25,694	$(9,082)
Cumulative GAP	51,549	54,802	80,496	71,414

March 31, 2014 cumulative sensitive ratio	3.95	1.81	1.55	1.36
December 31, 2013 cumulative sensitive ratio	2.94	1.73	1.41	1.22

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 181% asset sensitive at March 31, 2014.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 5.1% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 8.0% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

Loans

	Three months ended March 31,
	2014	2013
	(in thousands)

Provision for loan losses	$-	$(2,250)

In the first quarter of 2014 the Bank recorded no provision expense compared to negative provision expense of $2.3 million in the same prior year period. In general, the lack of provision expense in the first quarter of 2014 reflects an improved rolling 12 quarter loss history as significant prior quarter losses (from late 2010) exited the ALLL analysis coupled with the continued shrinkage of the overall loan portfolio. These factors, along with further stabilization in the real estate values of certain existing problem credits, served to release sufficient reserve allocations to offset allocations required for new loan originations and/or adjustments to increase reserves on existing and newly identified problem loans. Loan charge offs for the three months ended March 31, 2014 totaled $86,000 compared to $75,000 recognized during the same prior year period. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses in its determination that no provision expense was required for the three months ended March 31, 2014 and determination of the adequacy of the $9.2 million allowance for loan losses at March 31, 2014. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs continue to exit the rolling 12 quarter look back period, it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio.

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

The following table shows the balance and percentage composition of loans as of:

	March 31, 2014		December 31, 2013
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$17,036	10.5%	$17,596	10.7%
Residential home equity/other junior liens	10,780	6.7%	11,236	6.8%
Construction, land development and other land	5,724	3.5%	5,826	3.5%
Commercial (nonfarm, nonresidential)	105,655	65.4%	109,334	66.1%
Commercial	16,215	10.0%	15,019	9.1%
Consumer and Other	6,242	3.9%	6,273	3.8%
Total gross loans	161,652	100.0%	165,284	100.0%
Net unearned fees	(159)		(169)
Total Loans	$161,493		$165,115

The loan portfolio decreased $3.6 million (2.2%) in the three months ended March 31, 2014. The decrease was experienced predominately within the commercial real estate portfolio (i.e., owner occupied and nonowner occupied) which decreased $3.7 million (3.3%), including a $2.1 million payoff of an out-of-market hotel loan refinanced by another financial institution and the transfer of two loans into OREO at $553,000. Other net decreases in this portfolio segment continued to result from receipt of scheduled payments from borrowers in excess of limited new loan originations. Loans secured by residential real estate decreased by $1.0 million (3.5%) during the first quarter of 2014 as residential mortgages continued to run-off given the Bank’s lack of an in-house residential lending program. In addition, the harsh winter conditions experienced during the current period tempered borrowers’ enthusiasm for home renovation projects which suppressed opportunities for new home equity lending. Commercial loans increased $1.2 million (8.0%), reflecting the Bank’s efforts to develop new business outside of its heavily concentrated real estate portfolio. In general, the continued shrinkage of the loan portfolio stems from: limited loan demand from qualified and credit worthy borrowers, intense competition for loans by other financial institutions, and the Bank’s need to adhere to concentration targets outlined in its strategic plan relative to its existing, heavily concentrated real estate portfolio. As such, the future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of these economic and regulatory challenges currently facing the Bank, we anticipate only prudent and modest loan portfolio growth during the remainder of 2014.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At March 31, 2014, December 31, 2013 and March 31, 2013, there were $8.7 million, $7.8 million and $8.6 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Loans and Assets:	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in thousands)
Nonaccrual loans	$11,446	$11,067	$10,649
Loans past due 90 days and still accruing	-	-	-
Total nonperforming loans	11,446	11,067	10,649
Other real estate	1,032	480	2,382
Total nonperforming assets	$12,478	$11,547	$13,031

Nonperforming loans as a percent of total loans	7.09%	6.70%	6.21%
Allowance for loan losses as a percent of nonperforming loans	80.72%	83.26%	89.71%
Nonperforming assets as a percent of total loans and other real estate	7.68%	6.97%	7.49%

Nonaccrual loans at March 31, 2014 increased $379,000 (3.4%) from December 31, 2013 and $797,000 (7.5%) from March 31, 2013. The net increase from December 31, 2013 resulted from the combination of approximately $1.29 million of loans moved to nonaccrual status partially offset by approximately $336,000 of continued payments and/or payoffs, the transfer of two loans for $553,000 to other real estate owned and $22,000 of charge-offs. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of March 31, 2014, approximately $9.0 million (78.7%) of nonperforming loans are making scheduled payments. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Any loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Management regularly evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed on nonaccrual. In addition, loans are generally placed on nonaccrual when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan on nonaccrual even if the borrower is current. Other real estate owned (“OREO”) is comprised of commercial real estate properties and totaled $1.0 million at March 31, 2014 compared to $480,000 at December 31, 2013. In the first quarter of 2014, two commercial real estate properties totaling $553,000 were transferred into OREO. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

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

At March 31, 2014, impaired loans totaled approximately $18.5 million, of which $8.9 million were assigned a specific reserve of $2.0 million. Impaired loans without specific reserve allocations totaled $9.6 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a TDR. Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price.

Of the impaired loans reported at March 31, 2014, $9.0 million were commercial purpose and on nonaccrual status, based on management’s assessment using criteria discussed above. Included in impaired loans at March 31, 2014 were $10.9 million of commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	March 31, 2014			December 31, 2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)
Current	$10,398	$7,994	$18,392	$11,388	$7,110	$18,498
Past due 30-89 days	-	203	203	-	682	682
Past due 90 days or more	-	457	457	-	2	2
Total troubled debt restructurings	$10,398	$8,654	$19,052	$11,388	$7,794	$19,182

Troubled debt restructured loans accrue interest if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date and if collection of future payments is reasonably assured.

If the economy weakens further and/or real estate values decline further, the provision for loan losses may be adversely impacted by the Bank’s concentration in real estate secured loans. While we have carefully considered these factors when determining the level of reserves, it is difficult to accurately predict future economic events, especially in the current environment.

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

Allowance for Loan Losses

The allowance for loan losses was $9.2 million at March 31, 2014 and December 31, 2013 and represented 5.72% and 5.58% of gross loans at March 31, 2014 and December 31, 2013, respectively. The coverage ratio of the ALLL to nonperforming loans was 80.72% and 83.26% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. The impact of actual recent portfolio behavior on the allowance for loan loss calculation and analysis at March 31, 2014, evidenced by successive improving to stable quarterly levels of nonperforming loans, further stabilization of real estate values securing certain problem credits, continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, supported our determination of the overall level of allowance and related provision expense. Should these conditions continue, management believes that it is reasonably likely that future negative provision expense may be required to align the overall level of the allowance with the trending improvement in the underlying credit risk profile of the loan portfolio and the resulting anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that no provision was needed for the first three months of 2014 and the resulting $9.2 million allowance as of March 31, 2014 was adequate.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at March 31, 2014, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income for the three months ended March 31, 2014 decreased $127,000 (16.7%) compared to the same period in 2013. The components of noninterest income are shown in the table below:

	Three months ended March 31,
	2014	2013
	(in thousands)
Service charges and fees on deposits	$306	$368
Other fees	286	287
Trust income	32	42
Other	9	63
Total	$633	$760

For the three months ended March 31, 2014, service charges on deposits and other fee income decreased $63,000 compared to the same period last year. The decrease in service charges and fees on deposit accounts was due to lower NSF fee income resulting from less overall NSF activity. Trust income decreased $10,000 due to continued run-off in the number of customer accounts and lower average customer account balances coupled with limited new business opportunities. We are in the process of closing our trust department, and we do not expect to continue earning any trust income after the quarter ended June 30, 2014. Other income represents rental income from tenants occupying certain other real estate properties owned by the Bank during the respective periods.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2014 decreased $209,000 (6.8%) compared to the same period in 2013. The components of noninterest expense are shown in the table below:

	Three months ended March 31,
	2014	2013
	(in thousands)
Salaries and employee benefits	$1,502	$1,476
Occupancy expense	237	250
Equipment expense	92	80
Professional and service fees	407	395
Loan collection and foreclosed property expense	53	83
Computer service fees	129	114
Computer software amortization expense	9	8
FDIC assessment fees	84	256
Insurance expense	126	131
Printing and supplies	50	43
Net loss on sale/writedown of OREO and repossessions	1	44
Other	174	193
Total	$2,864	$3,073

The most significant component of our noninterest expense is salaries and employee benefits. In the first three months of 2014, the increase in salaries and employee benefits resulted primarily from additional staffing in our loan and credit departments completed during the second half of 2013 and the hiring of a risk management officer in late 2013. These hires were made to ensure the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices. Compensation expense also increased in the current period due to reinstatement of merit adjustments (for certain eligible staff) which were previously suspended due to the Bank’s financial performance and regulatory condition. Partially offsetting these increases, no incentive compensation or employer 401(k) contribution expense was recognized during the quarter ended March 31, 2014 compared to the same prior year period.

Occupancy expense decreased due to the timing and/or deferral of certain building services expenses incurred in the current period relative to the same prior year period. Partially offsetting this decrease, were elevated building repair costs incurred at a branch facility and higher utility costs. Equipment expense increased due to depreciation of new ATMs and security equipment placed into service during mid-2013.

Loan collection and foreclosed property expense include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. The Bank experienced reduced ORE expense and appraisal expense in 2014 due to a fewer number of problem loans and OREO properties relative to the same period in 2013.

Consistent with the Bank’s improved capital position at December 31, 2013, the Bank’s most recent FDIC assessment reflected a lower assessment rate and improved risk profile. The resultant impact of the lower rate, assuming the Bank maintains the improved risk profile and its current level of average tangible assets, is expected to approximate $325,000 in annual savings. Although improved, the Bank’s FDIC premium expense remains elevated due to noncompliance with the outstanding Consent Order. The timing or amount of any additional FDIC premium savings is dependent on various factors including the Bank’s ability to maintain the minimum capital ratios required under the Consent Order and the ability to demonstrate a period of satisfactory performance with other requirements of the Consent Order, as assessed by the OCC.

Federal Income Tax Expense

For the three months ended March 31, 2014, the Corporation recognized current income tax expense based on its alternative minimum taxable income. No regular income tax expense was recognized during the three months ended March 31, 2014 and 2013 due to the Corporation’s tax loss carryforward position. Reported income tax benefit for the three months ended March 31, 2013 resulted from adjustment of the Corporation’s deferred tax valuation allowance established on previously recorded net deferred tax assets related to the impact of valuation changes in the available for sale investment portfolio.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$29,257	14.98%	$15,624	8.00%	$19,530	10.00%
FNBH Bancorp	30,734	15.70%	15,657	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,728	13.69%	7,812	4.00%	11,718	6.00%
FNBH Bancorp	28,200	14.41%	7,828	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,728	8.55%	12,507	4.00%	15,634	5.00%
FNBH Bancorp	28,200	8.99%	12,547	4.00%	N/A	N/A

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$28,593	14.57%	$15,705	8.00%	$19,631	10.00%
FNBH Bancorp	29,204	14.86%	15,724	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,052	13.27%	7,852	4.00%	11,779	6.00%
FNBH Bancorp	26,660	13.56%	7,862	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,052	8.67%	12,021	4.00%	15,026	5.00%
FNBH Bancorp	26,660	8.82%	12,097	4.00%	N/A	N/A

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

As a result of a new Consent Order issued to the Bank by the OCC on October 31, 2013, the Bank continues to be subject to higher minimum capital ratios than those shown above. Specifically, the Consent Order requires the Bank to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank’s actual ratios were in compliance with the minimum ratios for a well-capitalized institution as of March 31, 2014 and December 31, 2013. However, because the Bank is subject to the Consent Order, it does not meet the regulatory determination of a well-capitalized institution. As such, the Bank is considered "adequately capitalized" for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

As of its most recent examination date, which occurred prior to completion of the Corporation’s December 2013 private placement transaction and March 2014 rights offering, the Corporation is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. However, completion of the aforementioned capital raise transactions enabled the Corporation to take action to support the Bank. Namely, using proceeds from these transactions, the Corporation contributed $15.4 million and $550,000 of additional capital into the Bank in December 2013 and March 2014, respectively. These capital infusions into the Bank by the Corporation enabled the Bank to achieve and maintain the minimum regulatory capital ratios imposed under the Consent Order at year-end 2013 and March 31, 2014. The Corporation is still required to receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of the Board of Directors, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carried a maximum potential commitment of approximately $10,000 at March 31, 2014 and December 31, 2013. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2014 and December 31, 2013, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Corporation is not expected to be material.

FASB has also issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update requires an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. However, to the extent that a net operating loss carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is to be presented in the statement of financial position as a liability. No new recurring disclosures are required. The amendments are effective for public business entities for annual periods beginning after December 15, 2013, and interim periods within those periods. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within those periods. The amendments are to be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The impact of prospective adoption of this ASU by the Corporation in the first quarter of 2014 was not material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the market risk faced by the Corporation since December 31, 2013. For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Disclosure Controls”). The Disclosure Controls are designed to allow the Corporation to reach a reasonable level of assurance that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of the Corporation’s management, including the chief executive officer and the chief financial officer. Based upon the Controls Evaluation and subsequent discussions, the chief executive officer and chief financial officer have concluded that as of March 31, 2014, the Corporation’s Disclosure Controls were effective at a reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2014 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the Corporation during the three months ended March 31, 2014, that were not registered under the Securities Act of 1933. The Corporation did not repurchase any of its equity securities during the quarter ended March 31, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long, President and Chief Executive Officer
(Principal Executive Officer)

/s/Mark J. Huber
Mark J. Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2014

