Form 10-Q
period 2014-06-30
FNBH BANCORP INC
filed 2014-08-14
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,770,143.

Shares of the Corporation’s Common Stock (no par value) were outstanding as of August 14, 2014.

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

Part I – Financial Information

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except share amounts)
Assets
Cash and due from banks	$36,611	$77,827
Short term investments	198	198
Total cash and cash equivalents	36,809	78,025

Investment securities:
Investment securities available for sale, at fair value	120,674	67,680
FHLBI and FRB stock, at cost	1,241	779
Total investment securities	121,915	68,459

Loans held for investment:
Commercial	132,452	136,864
Consumer	15,773	16,231
Real estate mortgage	11,440	12,020
Total loans held for investment	159,665	165,115
Less allowance for loan losses	(9,462)	(9,214)
Net loans held for investment	150,203	155,901
Premises and equipment, net	7,419	7,395
Other real estate owned, held for sale	1,512	480
Accrued interest and other assets	1,812	2,030
Total assets	$319,670	$312,290

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$94,782	$93,953
NOW	33,955	29,937
Savings and money market	87,557	82,518
Time deposits	73,529	77,782
Brokered certificates of deposit	-	1,123
Total deposits	289,823	285,313
Other borrowings	-	16
Accrued interest, taxes, and other liabilities	1,500	1,855
Total liabilities	291,323	287,184

Shareholders' Equity
Preferred stock, no par value.
Series A - Authorized 10,000 shares; no shares issued and outstanding	-	-
Series B - Authorized 20,000 shares; no shares issued and outstanding at June 30, 2014 and 17,510 shares issued and outstanding at December 31, 2013	-	16,520
Common stock, no par value. Authorized 40,000,000 shares at June 30, 2014 and 11,000,000 at December 31, 2013; 27,770,143 shares issued and outstanding at June 30, 2014 and 455,115 shares issued and outstanding at December 31, 2013	25,449	7,321
Retained earnings	2,633	2,478
Deferred directors' compensation	224	342
Accumulated other comprehensive income (loss)	41	(1,555)
Total shareholders' equity	28,347	25,106
Total liabilities and shareholders' equity	$319,670	$312,290

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,207	$2,301	$4,309	$4,767
Interest and dividends on securities:
Taxable	435	253	803	515
Tax-exempt	12	12	24	23
Other securities	15	8	25	14
Interest on short term investments	1	-	2	1
Total interst and dividend income	2,670	2,574	5,163	5,320
Interest expense	177	231	385	466
Net interest income	2,493	2,343	4,778	4,854
Provision for loan losses	-	-	-	(2,250)
Net interest income after provison for loan losses	2,493	2,343	4,778	7,104
Noninterest income:
Service charges and other fee income	548	556	1,140	1,211
Trust income	27	37	59	79
Gain on available for sale securities	2	-	2	-
Other	17	56	26	119
Total noninterest income	594	649	1,227	1,409
Noninterest expense:
Salaries and employee benefits	1,475	1,154	2,977	2,630
Net occupancy expense	285	213	522	463
Equipment expense	92	87	184	167
Professional and service fees	431	436	838	831
Loan collection and foreclosed property expenses	36	82	89	165
Computer service fees	128	111	257	225
Computer software amortization expense	10	10	19	18
FDIC assessment fees	167	253	251	509
Insurance	94	130	220	261
Printing and supplies	42	43	92	86
Net (gain) loss on sale/writedown of OREO and repossessions	(1)	(90)	-	(46)
Other	222	202	396	395
Total noninterest expense	2,981	2,631	5,845	5,704
Income before federal income taxes	106	361	160	2,809
Federal income tax expense	-	146	5	104
Net income	$106	$215	$155	$2,705

Per share statistics:
Basic and diluted EPS	$0.00	$0.47	$0.01	$5.91

Weighted-average common shares outstanding	13,476,282	457,435	7,052,822	457,435
Weighted-average common stock equivalent shares outstanding, as converted	14,293,861	-	19,624,444	-
Total basic and diluted shares	27,770,143	457,435	26,677,266	457,435

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2014 and 2013

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$106	$215	$155	$2,705
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available for sale	272	(721)	1,598	(639)
Less reclassification adjustment for realized securities net gain recognized in net income	(2)	-	(2)	-
Other comprehensive income (loss):	270	(721)	1,596	(639)
Comprehensive income (loss)	$376	$(506)	$1,751	$2,066

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2013	$-	$7,202	$(496)	$461	$202	$7,369
Issued 788 shares for deferred directors' fees	-	119	-	(119)	-	-
Net income	-	-	2,705	-	-	2,705
Other comprehensive loss	-	-	-	-	(639)	(639)
Balances at June 30, 2013	$-	$7,321	$2,209	$342	$(437)	$9,435

Balances at January 1, 2014	$16,520	$7,321	$2,478	$342	$(1,555)	$25,106
Issued 772 shares for deferred directors' fees	-	118	-	(118)	-	-
Issuance of common stock	-	1,490	-	-	-	1,490
Preferred stock converted to common stock	(16,520)	16,520	-	-	-	-
Net income	-	-	155	-	-	155
Other comprehensive income	-	-	-	-	1,596	1,596
Balances at June 30, 2014	$-	$25,449	$2,633	$224	$41	$28,347

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$155	$2,705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	(2,250)
Depreciation and amortization	243	213
Deferred income tax expense	-	104
Net amortization on investment securities	488	627
Net gain on sale/writedown of OREO and repossessions	(1)	(46)
Decrease in accrued interest income and other assets	204	439
Increase (decrease) in accrued interest, taxes, and other liabilities	(355)	680
Net cash provided by operating activities	734	2,472
Cash flows from investing activities
Purchases of available for sale securities	(59,928)	(20,684)
Proceeds from sales of available for sale securities	200	-
Proceeds from maturities and calls of available for sale securities	-	3,000
Proceeds from mortgage-backed securities paydowns - available for sale securities	7,863	10,995
Purchase of FRB stock	(462)	-
Proceeds from sale of OREO and repossessions	13	1,559
Net decrease in loans	4,632	10,721
Capital expenditures	(252)	(359)
Net cash provided by (used in) investing activities	(47,934)	5,232
Cash flows from financing activites:
Net increase (decrease) in deposits	4,510	(581)
Common stock issued	1,490	-
(Repayment of) proceeds from other borrowings	(16)	15
Net cash provided by (used in) financing activities	5,984	(566)
Net change in cash and cash equivalents	(41,216)	7,138
Cash and cash equivalents at beginning of year	78,025	42,021
Cash and cash equivalents at end of period	$36,809	$49,159

Supplemental disclosures:
Interest paid	$398	$472
Loans transferred to other real estate owned	958	86
Loans charged off	258	383

See accompanying notes to interim consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2013 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

The Corporation and the Bank have been working diligently to cause the Bank to meet the requirements of the 2009 Consent Order. In particular, the Corporation completed a private placement offering on December 11, 2013 which raised additional new capital of approximately $16.5 million. On December 20, 2013, the Corporation contributed $15.4 million of the net proceeds from this transaction to the capital of the Bank. As a result, as of December 31, 2013, the Bank met the minimum capital ratios required by the Consent Order. In addition, on March 27, 2014, the Corporation completed a rights offering which raised additional new capital of approximately $1.5 million, of which $550,000 was contributed to the capital of the Bank on March 28, 2014. These capital contributions enabled the Bank to achieve and maintain the minimum regulatory capital ratios imposed by the Consent Order at December 31, 2013 and March 31, 2014 and through June 30, 2014. (See Note 8 – Shareholders’ Equity.) To date, however, the Bank has failed to comply with several other requirements of the Consent Order.

On October 31, 2013, the Bank stipulated to the issuance by the OCC of a new Consent Order against the Bank (the "Consent Order"). This new Consent Order replaces the Consent Order issued in 2009. The new Consent Order includes essentially all of the articles included in the 2009 Consent Order. In addition, the new Consent Order contains certain new conditions and/or articles intended to enhance the Bank’s risk management policies and practices; requirements to obtain certain OCC approval prior to deviating from the Bank's strategic business plan; additional requirements to ensure effective management and board composition, establishment of a formal compensation plan structure, and management of third party vendor relationships; a new article requiring the Bank to establish an affiliate transaction policy; and a new article to ensure the effectiveness of the Bank's internal audit program. Importantly, the new Consent Order continues to require the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. The new Consent Order was filed as an exhibit to the Corporation’s Form 10-Q for the quarterly period ended September 30, 2013 and the OCC has made a copy of the new Consent Order available on their website at www.occ.gov.

As noted above, the Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. Despite achieving the required minimum capital levels, the Bank is still working to achieve full compliance with each of the other articles of the Consent Order. Management believes it has made substantive progress on these other Consent Order requirements through various initiatives. However, additional effort and time is necessary in order for the Bank to demonstrate adherence to, and the effectiveness of, new policies and procedures implemented to remediate deficiencies identified in the Consent Order and to achieve full compliance with these other provisions of the Consent Order. The Bank continues to work diligently to meet these requirements in an effort to gain full compliance with the Consent Order.

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

Despite exceeding minimum regulatory standards for well-capitalized institutions at June 30, 2014, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is currently considered "adequately capitalized" due to being subject to the Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, 1) limitations on the payment of capital distributions and management fees, 2) prohibitions on the acceptance, renewal, or roll-over of any brokered deposit without prior written approval of the Federal Deposit Insurance Corporation (FDIC), and 3) restrictions on interest rates paid on deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2014
Mortgage-backed/CMO	$96,834	$311	$(1,062)	$96,083
U.S. Agency	22,139	13	(8)	22,144
Obligations of state and political subdivisions	1,590	15	-	1,605
Preferred stock(1)	49	793	-	842
Total available for sale	$120,612	$1,132	$(1,070)	$120,674

December 31, 2013
Mortgage-backed/CMO	$67,392	$84	$(2,307)	$65,169
Obligations of state and political subdivisions	1,794	7	(7)	1,794
Preferred stock(1)	49	668	-	717
Total available for sale	$69,235	$759	$(2,314)	$67,680

(1) Represents preferred stocks issued by Freddie Mac and Fannie Mae

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
	(in thousands)
June 30, 2014
Mortgage-backed/CMO	$(246)	$25,165	$(816)	$32,139	$(1,062)	57,304
U.S Agency	(8)	6,751	-	-	(8)	6,751
Total	$(254)	$31,916	$(816)	$32,139	$(1,070)	$64,055

December 31, 2013
Mortgage-backed/CMO	$(2,093)	$52,020	$(214)	$3,537	$(2,307)	55,557
Obligations of state and political subdivisions	(7)	780	-	-	(7)	780
Total	$(2,100)	$52,800	$(214)	$3,537	$(2,314)	$56,337

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

At June 30, 2014, the Corporation had three agency mortgage-backed securities and eleven agency CMO securities which have been impaired (i.e., fair market value is less than amortized cost) for more than twelve months. At December 31, 2013, there were two agency CMO securities impaired more than twelve months. The unrealized losses at June 30, 2014 are attributed to rises in term interest rates and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of the unrealized losses, no declines are deemed to be other than temporary.

The Corporation owns one non-agency mortgage backed security for which OTTI was recorded in prior periods. A summary of the par value, book value, carrying value (fair value) and unrealized gain (loss) for the non-agency mortgage backed security is presented below:

	June 30, 2014		December 31, 2013
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)

Par value	$1,482	100.00%	$1,632	100.00%
Book value	1,312	88.53%	1,454	89.09%
Carrying value	1,367	92.24%	1,454	89.09%
Unrealized gain	55	3.71%	-	0.00%

The Corporation makes a quarterly assessment of OTTI on this non-agency mortgage-backed security primarily based on a quarterly cash flow analysis performed by an independent third-party specialist. The evaluation includes a comparison of the present value of the expected cash flows to previous estimates to determine whether adverse changes in cash flows resulted during the period. The analysis considers attributes of the security, such as its super tranche position, and specific loan level collateral underlying the security. Certain key attributes of the underlying loans supporting the security included the following:

	June 30, 2014	December 31, 2013
Weighted average remaining credit score (based on original FICO)	737	737
Primary location of underlying loans:
California	69%	70%
Florida	3%	3%
Other	28%	27%
Delinquency status of underlying loans:
Past due 30-59 days	3.51%	1.44%
Past due 60-89 days	0.63%	3.44%
Past due 90 days or more	4.23%	6.01%
In process of foreclosure	8.33%	3.78%
Held as other real estate owned	0.57%	0.00%

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

	June 30, 2014	December 31, 2013
Voluntary repayment rate (CRR)	16.04%	14.27%
Default rates:
Within next 24 months	7.56%	6.56%
Decreasing to (by month 37)	3.47%	3.55%
Decreasing to (by month 206 at June 2014 and by month 212 at December 2013)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	45.14%	45.08%
Per annum decrease in loss rate (Years 2 - 11)	3.50%	3.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	5.50%	5.50%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.00%	0.00%

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

At June 30, 2014, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At June 30, 2014 the non-agency mortgage-backed security was in an unrealized gain position of approximately $55,000. At December 31, 2013, using the valuation methodology and applicable inputs and assumptions described above, there was no unrealized gain or loss on the security.

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$2,004	$2,006	$-	$-
Maturing after one year but within five years	18,894	18,898	761	761
Maturing after five years but within ten years	2,305	2,308	505	512
Maturing after ten years	575	1,379	577	1,238
	23,778	24,591	1,843	2,511
Mortgage-backed/CMO securities	96,834	96,083	67,392	65,169
Totals	$120,612	$120,674	$69,235	$67,680

No securities were called during the six month period ended June 30, 2014. Proceeds from at-par calls of securities totaled $3.0 million for the six months ended June 30, 2013.

At June 30, 2014 and December 31, 2013, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $56.4 million at June 30, 2014 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $22.8 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2013, the amortized cost of pledged investment securities totaled $60.8 million of which $25.5 million of securities was pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at June 30, 2014 and December 31, 2013. As a member bank of the Federal Reserve System, the Bank is required to own FRB capital stock equal to six percent of its capital and surplus. The Bank’s investment in FRB stock totaled $506,000 and $44,000 at June 30, 2014 and December 31, 2013, respectively. In March 2014, the Bank purchased additional FRB stock due to the increase in its capital position resulting from the December 2013 capital contribution from the Corporation. The FHLBI and FRB stock investments can only be resold to, or redeemed by, the issuer.

4. Loans

The recorded investment in portfolio loans consists of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial	$14,641	$15,019
Commercial real estate:
Construction, land development, and other land	5,435	5,826
Owner occupied	48,035	49,012
Nonowner occupied	58,300	60,322
Consumer real estate:
Commercial purpose	6,301	6,886
Mortgage - Residential	12,685	12,955
Home equity and home equity lines of credit	8,318	8,991
Consumer and Other	6,113	6,273
Subtotal	159,828	165,284
Unearned income	(163)	(169)
Total Loans	$159,665	$165,115

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $84,000 at June 30, 2014 and $114,000 at December 31, 2013, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $1.9 million at June 30, 2014 and $3.9 million at December 31, 2013.

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

Activity in the allowance for loan losses by portfolio segment for three months ended:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
June 30, 2014
Allowance for loan losses:
Beginning balance	$622	$7,229	$1,184	$204	$9,239
Charge offs	(95)	-	(46)	(31)	(172)
Recoveries	30	290	57	18	395
Provision	32	(126)	45	49	-
Ending balance	$589	$7,393	$1,240	$240	$9,462

June 30, 2013
Allowance for loan losses:
Beginning balance	$892	$6,866	$1,647	$148	$9,553
Charge offs	(164)	(63)	(56)	(25)	(308)
Recoveries	38	7	156	37	238
Provision	4	(7)	(14)	17	-
Ending balance	$770	$6,803	$1,733	$177	$9,483

Activity in the allowance for loan losses by portfolio segment for the six months ended:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
June 30, 2014
Allowance for loan losses:
Beginning balance	$633	$7,180	$1,215	$186	$9,214
Charge offs	(95)	(42)	(70)	(51)	(258)
Recoveries	87	299	75	45	506
Provision	(36)	(44)	20	60	-
Ending balance	$589	$7,393	$1,240	$240	$9,462

June 30, 2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	(164)	(88)	(62)	(69)	(383)
Recoveries	55	12	219	61	347
Provision	(29)	(1,803)	(460)	42	(2,250)
Ending balance	$770	$6,803	$1,733	$177	$9,483

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
June 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$2	$2,167	$10	$-	$2,179
Collectively evaluated for impairment	587	5,226	1,230	240	7,283
Total allowance for loan losses	$589	$7,393	$1,240	$240	$9,462

Recorded investment in loans:
Individually evaluated for impairment	$182	$14,951	$1,839	$-	$16,972
Collectively evaluated for impairment	14,459	96,819	25,465	6,113	142,856
Total recorded investment in loans	$14,641	$111,770	$27,304	$6,113	$159,828

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11	$2,298	$135	$-	$2,444
Collectively evaluated for impairment	622	4,882	1,080	186	6,770
Total allowance for loan losses	$633	$7,180	$1,215	$186	$9,214

Recorded investment in loans:
Individually evaluated for impairment	$211	$17,052	$1,848	$-	$19,111
Collectively evaluated for impairment	14,808	98,108	26,984	6,273	146,173
Total recorded investment in loans	$15,019	$115,160	$28,832	$6,273	$165,284

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

The following summarizes the recorded investment in loans by risk grade and nonperforming loans, by class of loan:

	Not Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
June 30, 2014
Commercial	$-	$460	$14	$1,661	$6,087	$5,704	$406	$309	$-	$14,641	$144
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,283	1,881	159	638	1,474	5,435	1,871
Owner occupied	27	-	662	4,357	21,469	16,451	2,207	2,862	-	48,035	1,447
Nonowner occupied	-	-	365	1,323	18,307	29,854	5,464	2,987	-	58,300	1,897
Consumer real estate:
Commercial Purpose	-	-	-	191	1,312	3,158	425	1,215	-	6,301	1,087
Mortgage - Residential	5,360	-	-	-	-	4,675	-	2,650	-	12,685	2,478
Home equity and home equity lines of credit	6,973	-	-	-	-	1,230	-	115	-	8,318	66
Consumer and Other	5,675	-	-	-	-	304	-	134	-	6,113	41
Total	$18,035	$460	$1,041	$7,532	$48,458	$63,257	$8,661	$10,910	$1,474	$159,828	$9,031

December 31, 2013
Commercial	$114	$479	$17	$2,680	$5,057	$5,901	$607	$164	$-	$15,019	$12
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,840	1,745	165	602	1,474	5,826	1,849
Owner occupied	32	-	720	3,132	20,987	16,172	2,916	5,053	-	49,012	2,580
Nonowner occupied	-	-	393	1,340	19,057	28,865	4,735	5,932	-	60,322	3,623
Consumer real estate:
Commercial Purpose	-	-	-	221	1,712	3,399	760	794	-	6,886	663
Mortgage - Residential	5,490	-	-	-	-	4,349	-	3,116	-	12,955	1,853
Home equity and home equity lines of credit	4,164	3,502	-	-	-	770	-	555	-	8,991	363
Consumer and Other	5,839	-	-	-	-	307	-	127	-	6,273	124
Total	$15,639	$3,981	$1,130	$7,373	$48,653	$61,508	$9,183	$16,343	$1,474	$165,284	$11,067

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
June 30, 2014
Commercial	$98	$-	$-	$98	$14,543	$14,641	$-
Commercial real estate:
Construction, land development, and other land	156	-	-	156	5,279	5,435	-
Owner occupied	50	28	50	128	47,907	48,035	-
Nonowner occupied	-	-	361	361	57,939	58,300	-
Consumer real estate:
Commercial purpose	84	-	-	84	6,217	6,301	-
Mortgage - Residential	23	327	332	682	12,003	12,685	-
Home equity and home equity lines of credit	-	-	-	-	8,318	8,318	-
Consumer and Other	84	16	-	100	6,013	6,113	-
Total	$495	$371	$743	$1,609	$158,219	$159,828	$-

December 31, 2013
Commercial	$-	$-	$-	$-	$15,019	$15,019	$-
Commercial real estate:
Construction, land development, and other land	-	-	68	68	5,758	5,826	-
Owner occupied	153	155	843	1,151	47,861	49,012	-
Nonowner occupied	627	312	241	1,180	59,142	60,322	-
Consumer real estate:
Commercial purpose	103	-	123	226	6,660	6,886	-
Mortgage - Residential	77	851	104	1,032	11,923	12,955	-
Home equity and home equity lines of credit	75	37	-	112	8,879	8,991	-
Consumer and Other	55	9	-	64	6,209	6,273	-
Total	$1,090	$1,364	$1,379	$3,833	$161,451	$165,284	$-

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

The following summarizes the recorded investment in nonaccrual loans, by class of loan:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial	$144	$12
Commercial real estate:
Construction, land development, and other land	1,871	1,849
Owner occupied	1,447	2,580
Nonowner occupied	1,897	3,623
Consumer real estate:
Commercial purpose	1,087	663
Mortgage - Residential	2,478	1,853
Home equity and home equity lines of credit	66	363
Consumer and Other	41	124
Total	$9,031	$11,067

The following summarizes impaired loans and related valuation allowance allocations by class of loan:

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$37	$37	$2	$198	$224	$11
Commercial real estate:
Construction, land development, and other land	2,192	4,434	1,657	2,368	4,664	1,649
Owner occupied	2,149	2,563	340	3,467	3,799	297
Nonowner occupied	3,915	3,941	170	5,107	5,470	352
Consumer real estate:
Commercial purpose	108	122	10	1,185	1,316	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	8,401	11,097	2,179	12,325	15,473	2,444

With no related allowance recorded:
Commercial	145	146	-	13	14	-
Commercial real estate:
Construction, land development, and other land	496	622	-	306	416	-
Owner occupied	2,443	2,757	-	2,556	3,517	-
Nonowner occupied	3,756	4,511	-	3,248	3,871	-
Consumer real estate:
Commercial purpose	1,731	2,124	-	663	1,261	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	8,571	10,160	-	6,786	9,079	-

Total:
Commercial	182	183	2	211	238	11
Commercial real estate:
Construction, land development, and other land	2,688	5,056	1,657	2,674	5,080	1,649
Owner occupied	4,592	5,320	340	6,023	7,316	297
Nonowner occupied	7,671	8,452	170	8,355	9,341	352
Consumer real estate:
Commercial purpose	1,839	2,246	10	1,848	2,577	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$16,972	$21,257	$2,179	$19,111	$24,552	$2,444

The following summarizes the recorded investment in impaired loans for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(in thousands)
Average of impaired loans during the period
Commercial	$189	$470	$198	$473
Commercial real estate:
Construction, land development, and other land	2,584	3,160	2,662	3,163
Owner occupied	4,796	7,352	4,907	7,341
Nonowner occupied	7,811	9,949	7,893	8,390
Consumer real estate:
Commercial purpose	1,931	2,617	1,898	2,645
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$17,311	$23,548	$17,558	$22,012

Interest income regognized during impairement
Commercial	$1	$5	$2	$9
Commercial real estate:
Construction, land development, and other land	12	12	22	32
Owner occupied	49	60	97	140
Nonowner occupied	67	83	126	161
Consumer real estate:
Commercial purpose	12	26	24	49
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$141	$186	$271	$391

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	June 30, 2014			December 31, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$13	$105	$118	$199	$13	$212
Commercial real estate:
Construction, land development, and other land	881	1,640	2,521	826	1,662	2,488
Owner occupied	3,352	899	4,251	3,442	2,202	5,644
Nonowner occupied	5,694	1,002	6,696	4,732	2,281	7,013
Consumer real estate:
Commercial purpose	752	813	1,565	1,185	502	1,687
Mortgage - Residential	793	1,146	1,939	940	823	1,763
Home equity and home equity lines of credit	56	10	66	58	250	308
Consumer and Other	31	50	81	6	61	67
Total	$11,572	$5,665	$17,237	$11,388	$7,794	$19,182

Troubled debt restructured loans may qualify for return to accrual status if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date. In addition, the collection of future payments must be reasonably assured.

The following summarizes the existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months			Loans Restructured in the Six Months
	Ended June 30, 2014			Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	1	43	43	1	43	43
Owner occupied	1	49	49	2	84	84
Nonowner occupied	-	-	-	1	212	212
Consumer real estate:
Commercial purpose	1	37	37	1	37	37
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	1	25	25	1	25	25
Total	4	$154	$154	6	$401	$401

During the three and six months ended June 30, 2014, the Corporation had one TDR loan with a recorded investment of $33,000 that defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

	Loans Restructured in the Three Months			Loans Restructured in the Six Months
	Ended June 31, 2013			Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	1	390	390
Nonowner occupied	1	105	105	2	1,470	1,470
Consumer real estate:
Commercial purpose	-	-	-	1	114	114
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	1	$105	$105	4	$1,974	$1,974

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

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

					Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
			(dollars in thousands)
Three months ended June 30, 2014
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	1	43	-	-
Owner occupied	-	-	1	49	-	-
Nonowner occupied	-	-	-	-	-	-
Consumer real estate:
Commercial purpose	-	-	1	37	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	1	25	-	-
Total	-	$-	4	$154	-	$-
Six months ended June 30, 2014
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	1	43	-	-
Owner occupied	-	-	2	84	-	-
Nonowner occupied	-	-	1	212	-	-
Consumer real estate:
Commercial purpose	-	-	1	37	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	1	25	-	-
Total	-	$-	6	$401	-	$-

During the three and six months ended June 30, 2014, there were no non-market interest rate restructurings of substandard performing loans that were renewed at their existing contractual rates or non-market rates. Renewals of substandard performing loans at non-market interest rates are considered troubled debt restructurings.

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

During the three and six months ended June 30, 2013, there were no non-market interest rate restructurings of substandard performing loans that were renewed at their existing contractual rates or non-market rates. Renewals of substandard performing loans at non-market interest rates are considered trouble debt restructurings.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2014
Mortgage-backed/CMO	$96,083	$-	$94,716	$1,367
U.S. Agency	22,144	-	22,144	-
Obligations of state and political subdivisions	1,605	-	1,605	-
Preferred stock	842	-	842	-
Total investment securities available for sale	$120,674	$-	$119,307	$1,367

December 31, 2013
Mortgage-backed/CMO	$65,169	$-	$63,715	$1,454
Obligations of state and political subdivisions	1,794	-	1,794	-
Preferred stock	717	-	717	-
Total investment securities available for sale	$67,680	$-	$66,226	$1,454

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the six months ended June 30, 2014 is as follows:

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$1,454
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income (2)	55
Purchases, issuances, and other settlements	(142)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, June 30, 2014	$1,367

Total amount of losses for the year included in earnings attributable to the
change in unrealized in unrealized losses relating to assets still held at June 30, 2014	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2014
Impaired loans (1)	$14,793	$-	$-	$14,793
Other real estate owned	$1,512	$-	$-	$1,512

December 31, 2013
Impaired loans (1)	$16,667	$-	$-	$16,667
Other real estate owned	$480	$-	$-	$480

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

		June 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and due from banks	Level 1	$36,611	$36,611	$77,827	$77,827
Short term investments	Level 2	198	198	198	198
Investment and mortgage-backed securities	Level 2	119,307	119,307	66,226	66,226
Non-agency mortgage-backed security	Level 3	1,367	1,367	1,454	1,454
FHLBI and FRB stock	Level 2	1,241	1,241	779	779
Loans, net	Level 3	150,203	151,650	155,901	156,793
Accrued interest income	Level 2	680	680	573	573

Financial liabilities:
Deposits	Level 2	289,823	284,585	285,313	280,549
Other borrowings	Level 2	-	-	16	16
Accrued interest expense	Level 2	70	70	83	83

Limitations

Fair-value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair-value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

8. Shareholders’ Equity

On December 11, 2013, the Corporation closed a private placement offering to accredited investors and issued 17,510 shares of its Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B (the “Series B Preferred Shares”). The transaction generated gross proceeds to the Corporation of approximately $17.5 million and provided additional equity of approximately $16.5 million after related offering costs. At that time, shares of preferred stock were offered in the private placement instead of common stock because the Corporation did not have a sufficient number of authorized common shares to raise the desired amount of capital needed from the private placement.

At the Corporation’s annual shareholder meeting held on May 22, 2014, shareholders voted to amend the Corporation’s Restated Articles of Incorporation to increase the amount of authorized shares of common stock from 11 million to 40 million shares. The increase in authorized common shares triggered the mandatory conversion of the Series B Preferred Shares to common stock, pursuant to the Certificate of Designation of the Series B Shares, filed as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed on December 6, 2013. As a result, effective May 22, 2014, the 17,510 issued and outstanding shares of Series B Preferred Shares were converted into 25,014,256 shares of common stock at a rate of $0.70 per share of common stock.

Prior to the conversion into common stock, the terms of the Series B Preferred Shares were substantially identical to the terms applicable to the outstanding common stock with respect to dividends, distributions, voting, and all other matters. Accordingly, for matters submitted to a vote of the Corporation's common stockholders at the aforementioned annual shareholder meeting, including the proposal to authorize additional shares of common stock, the Series B Preferred Shares voted with the common stock, as a single class, as if the Series B Preferred Shares were already converted into common stock.

Given the parity of the rights and limitations and the lack of preferences of the Series B Preferred Shares relative to the Corporation's common stock, the Series B Preferred Shares were, for all purposes, considered a common stock equivalent while they were outstanding.

Because the sale of the Series B Preferred Shares was not registered under federal securities laws pursuant to an exemption from such registration requirements, the related shares of common stock issued upon conversion of the Series B Preferred Shares are also not registered under federal securities laws.

On March 27, 2014, the Corporation completed the issuance and sale of new shares of common stock to shareholders of record on January 8, 2014 pursuant to a rights offering that was registered with the SEC. The Corporation conducted the rights offering in an effort to provide an opportunity for its historical shareholder base to make an additional investment in the Corporation at the same terms as were offered in the Corporation’s December 2013 private placement offering. To this end, investors in the private placement agreed, as a condition to their participation in the private placement, not to exercise any right to purchase shares in the rights offering, such that the shares of common stock offered in the rights offering would be available for purchase by shareholders who did not participate in the private placement. Each shareholder of record was granted the right to purchase up to six shares of common stock for every one share of common stock held as of the record date, at a price of $0.70 per share. The Corporation issued a total of approximately 2.3 million common shares in the rights offering. The rights offering generated gross proceeds of approximately $1.6 million and provided additional equity to the Corporation of approximately $1.5 million, after offering costs.

On March 28, 2014, the Corporation contributed $550,000 of the net proceeds from the rights offering to the capital of the Bank. The additional capital contribution enabled the Bank to maintain the minimum regulatory capital ratios imposed by the Consent Order at March 31, 2014. The remaining net proceeds from the rights offering that were not contributed to the Bank were retained at the holding company to use for holding company operating expenses and/or potential future contribution to the Bank.

9. Net Income per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share is the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. There were no participating securities at June 30, 2014 and 2013.

For purposes of determining basic and diluted net income per share for the three and six months ended June 30, 2014, the Corporation’s 17,510 shares of Series B Preferred Shares issued on December 11, 2013 are considered a common stock equivalent and are converted to common shares at a rate reflecting a price per share of common stock of $0.70. The Series B Preferred Shares were outstanding through May 22, 2014, until mandatorily converted to common stock pursuant to a shareholder vote authorizing additional common shares (Note 8).

The following presents basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)

Weighted average basic and diluted shares outstanding	27,770,143	457,435	26,677,266	457,435

Net income available to shareholders	$106	$215	$155	$2,705
Basic and diluted net income per share	$0.00	$0.47	$0.01	$5.91

10. Income Taxes

For the three months ended June 30, 2014, no income tax expense was recognized on the Corporation’s pre-tax income due to the Corporation’s tax loss carryforward position. During the first quarter of 2014, the Corporation recognized current income tax expense of $5,000 based on its alternative minimum taxable income. For the six months ended June 30, 2013, the Corporation recorded federal income tax expense to adjust its net deferred tax valuation allowance for the impact of changes in the unrealized net loss in the available for sale investment portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., Inc. The following is a discussion of the Corporation’s regulatory condition, results of operations, for the three and six month periods ended June 30, 2014 and 2013, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

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

However, despite exceeding minimum regulatory capital ratios for a well-capitalized institution at June 30, 2014, the Bank is presently categorized as “adequately capitalized” for purposes of the OCC’s Prompt Corrective (“PCA”) enforcement powers because the Bank remains subject to the new Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) restrictions on the payment of dividends, capital distributions and management fees, (2) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (3) prohibitions on the acceptance of employee benefit plan deposits, (4) restrictions on interest rates paid on deposits, and (5) restrictions on the acceptance, renewal, or roll-over of brokered deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

The Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. The Bank must comply with these requirements in order to avoid further regulatory enforcement action. As long as the Bank is subject to the Consent Order, the financial performance of the Corporation will be adversely impacted by elevated FDIC insurance premiums paid by the Bank and ongoing costs incurred to correct deficiencies underlying the requirements of the Consent Order.

The Corporation also remains challenged to a great extent by the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing or stagnant economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 7.5%, although improved from highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment, resulted in and may continue to cause significant write-downs of asset values by us and other financial institutions if borrowers continue to struggle. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

Although improved from 34% at March 31, 2014, our ratio of nonperforming assets to capital plus allowance for loan losses continues to be elevated and approximated 28% at June 30, 2014. As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, and is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses and still maintain the minimum capital levels required under the Consent Order.

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

It is against this backdrop that we discuss our financial condition and results of operations for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Earnings

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)

Net income	$106	$215	$155	$2,705
Basic and diluted net income per share	$0.00	$0.47	$0.01	$5.91

Net income for the three months ended June 30, 2014 decreased $109,000 compared to the same period last year. In each of the second quarters of 2014 and 2013, the Bank recorded no provision for loan losses. Net interest income increased by $150,000 from the second quarter of 2013 to the second quarter of 2014. This favorable variance was offset by a decrease in noninterest income of $55,000 and an increase in noninterest expense of $350,000.

Net income for the six months ended June 30, 2014 decreased by $2.6 million compared to the same period last year primarily due to $2.3 million of negative provision expense recognized in the first quarter of 2013. For the six months ended June 30, 2014, net interest income decreased by $76,000, noninterest income decreased by $182,000, and noninterest expense increased by $141,000.

Net Interest Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Interest and dividend income	$2,670	$2,574	$5,163	$5,320
Interest expense	177	231	385	466
Net Interest Income	$2,493	$2,343	$4,778	$4,854

Interest Yields and Costs

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield as follows:

	Three months ended June 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$198	$0.1	0.23%	$197	$0.1	0.23%
Securities: Taxable	112,196	451.2	1.61%	81,243	262.3	1.29%
Tax-exempt (1)	1,023	15.3	5.99%	1,033	15.4	5.97%
Commercial loans (2)(3)	134,293	1,973.4	5.81%	142,777	2,022.2	5.60%
Consumer loans (2)(3)	15,903	176.0	4.44%	15,002	176.3	4.71%
Mortgage loans (2)(3)	11,598	91.6	3.16%	12,891	108.5	3.37%
Total earning assets and total interest income	275,211	$2,707.6	3.90%	253,143	$2,584.8	4.05%
Cash and due from banks	34,519			39,032
All other assets	10,649			11,896
Allowance for loan losses	(9,462)			(9,620)
Total assets	$310,917			$294,451
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,745	$1.9	0.02%	$30,927	$1.6	0.02%
Savings	46,862	2.3	0.02%	43,069	2.2	0.02%
MMDA	40,758	24.4	0.24%	39,115	40.4	0.41%
Time deposits	75,237	148.2	0.79%	81,165	186.8	0.92%
Total interest bearing liabilities and total interest expense	193,602	176.8	0.37%	194,276	231.0	0.48%
Noninterest bearing deposits	87,593			87,483
All other liabilities	1,533			2,487
Shareholders' equity	28,189			10,205
Total liabilities and shareholders' equity	$310,917			$294,451
Interest spread			3.53%			3.57%
Net interest income-FTE		$2,530.8			$2,353.8
Net interest margin			3.65%			3.68%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.
(2)	For purposes of the computation above, average non-accruing loans of $9.3 million and $10.2 million for the three months ended June 30, 2014 and 2013 are included in the average daily balance.
(3)	Interest on loans includes origination fees totaling $28,000 and $36,000 for the three months ended June 30, 2014 and 2013.

	Six months ended June 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$198	$0.2	0.23%	$197	$0.2	0.23%
Securities: Taxable	102,093	831.4	1.63%	82,599	531.9	1.28%
Tax-exempt (1)	1,028	30.8	5.99%	1,033	30.9	5.97%
Commercial loans (2)(3)	135,068	3,792.6	5.58%	145,707	4,206.9	5.74%
Consumer loans (2)(3)	15,984	359.1	4.53%	14,722	351.4	4.81%
Mortgage loans (2)(3)	11,718	196.2	3.35%	13,102	220.6	3.37%
Total earning assets and total interest income	266,089	$5,210.3	3.90%	257,360	$5,341.9	4.13%
Cash and due from banks	45,624			35,998
All other assets	9,926			12,314
Allowance for loan losses	(9,351)			(10,663)
Total assets	$312,288			$295,009
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,717	$4.0	0.03%	$30,749	$3.3	0.02%
Savings	45,972	4.6	0.02%	42,196	4.3	0.02%
MMDA	40,787	62.9	0.31%	39,826	84.2	0.43%
Time deposits	76,637	313.1	0.82%	81,506	374.1	0.93%
Total interest bearing liabilities and total interest expense	194,113	384.6	0.40%	194,277	465.9	0.48%
Noninterest bearing deposits	89,390			89,487
All other liabilities	1,716			2,282
Shareholders' equity	27,069			8,963
Total liabilities and shareholders' equity	$312,288			$295,009
Interest spread			3.50%			3.65%
Net interest income-FTE		$4,825.7			$4,876.0
Net interest margin			3.61%			3.77%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.
(2)	For purposes of the computation above, average non-accruing loans of $10.4 million and $11.0 million for the six months ended June 30, 2014 and 2013 are included in the average daily balance.
(3)	Interest on loans includes origination fees totaling $52,000 and $58,000 for the six months ended June 30, 2014 and 2013.

Interest Earning Asset/Interest Income

On a tax equivalent basis, interest income increased $123,000 (4.8%) in the second quarter of 2014 compared to the second quarter of 2013. The increase was due to an increase in average earning assets of $22.1 million (8.7%) partially offset by a decrease in the yield on average earning assets of 15 basis points.

The average balance of securities increased $30.9 million (37.6%) in the second quarter of 2014 compared to the same period in 2013. The increase was due to the investment security purchases made during the first and second quarters of 2014, as explained below. The yield on average security balances increased 30 basis points in the second quarter of 2014 compared to the second quarter of 2013 due to higher yields on new securities purchased in 2014.

Loan average balances decreased $8.9 million (5.2%) in the second quarter of 2014 compared to the same period last year and average loan yield increased 13 basis points. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $8.5 million (5.9%) in the second quarter of 2014 compared to the second quarter of 2013. Commercial loan yield increased 21 basis points compared to the same prior year period primarily due to the timing and amount of interest income recognized on payoffs of existing and former nonaccrual loans. Commercial loans have continued to decrease due to receipt of scheduled payments, payoffs received from borrowers, payoffs from borrowers’ refinancing with other financial institutions and limited new loan originations. The renewal of maturing loans and origination of new loans in the current lower rate environment will continue to exert downward pressure on our average loan portfolio yields.

For the first six months of the year, on a tax equivalent basis, interest income decreased $132,000 (2.5%) compared to the same period of 2013. The decrease was due to a decrease in the yield on average earning assets of 24 basis points partially offset by an increase in average earning assets of $8.7 million (3.4%).

The average balance of securities increased $19.5 million (23.3%) in the first six months of 2014 compared to 2013. The increase was due to $60 million of investment security purchases made in 2014 funded by excess on-balance sheet liquidity resulting from the December 2013 private placement transaction and run-off in the existing investment and loan portfolios. The yield on average security balances increased 32 basis points for the first six months of 2014 compared to 2013 due to higher yields on the 2014 security purchases.

Loan average balances decreased $10.8 million (6.2%) in the first six months of 2014 compared to 2013. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $10.6 million (7.3%) compared to 2013. Commercial loan yield decreased 16 basis points compared to the same prior year period primarily due to a decrease in interest income recognized on payoffs of nonaccrual loans. Commercial loans have continued to decrease due to receipt of scheduled payments, payoffs received from borrowers, payoffs from borrowers’ refinancing with other financial institutions and limited new loan originations. The renewal of maturing loans and origination of new loans in the current lower rate environment will continue to exert downward pressure on our average loan portfolio yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the second quarter of 2014 decreased $54,000 (23.5%) compared to the second quarter of 2013. This was the result of lower interest rates paid on deposits of 11 basis points combined with lower average balances of $674,000 (0.3%).

Interest expense on deposits for the first six months of 2014 decreased $81,000 (17.5%) compared to 2013. This was a result of lower interest rates paid on deposits of 8 basis points combined with lower average deposit balances of $164,000 (0.1%). Specifically, the effective rate paid on average MMDA deposits decreased 12 basis points to curb deposit growth given the Bank’s current excess liquidity position and $1.1 million of brokered deposits which bore interest at 3.50% were repaid in February 2014.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $157.5 million at June 30, 2014 or about 49.3% of total assets. This compares to $145.7 million or about 46.7% of total assets at December 31, 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $27.6 million at June 30, 2014 and $29.1 million at December 31, 2013. The Bank paid off its (non-core) $1.1 million brokered deposit in February 2014. Due to the Bank’s classification as “adequately capitalized” for PCA purposes, it may not renew or issue additional brokered deposits without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See the “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at June 30, 2014 noted above, investment securities with a fair value of approximately $55.7 million were pledged primarily for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis and to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At June 30, 2014, the Bank had a $24.9 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $3.7 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At June 30, 2014, the Bank had no borrowings outstanding against these lines of credit. In addition, during the quarter ended June 30, 2014, the Bank had no short-term borrowings on these lines of credit for liquidity needs or other purposes.

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

Below shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of June 30, 2014:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$42,753	$56,045	$60,332	$535	$159,665
Securities	7,603	17,435	61,836	35,041	121,915
Short term investments	198	-	-	-	198
Total assets	$50,554	$73,480	$122,168	$35,576	$281,778

Liabilities:
NOW, savings, and MMDA	$3,534	$10,601	$56,536	$50,841	$121,512
Time deposits	16,539	31,886	25,104	-	73,529
Total liabilities	$20,073	$42,487	$81,640	$50,841	$195,041

Rate sensitivity GAP:
GAP for period	$30,481	$30,993	$40,528	$(15,265)
Cumulative GAP	30,481	61,474	102,002	86,737

June 30, 2014 cumulative sensitive ratio	2.52	1.98	1.71	1.44
December 31, 2013 cumulative sensitive ratio	2.94	1.73	1.41	1.22

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 198% asset sensitive at June 30, 2014.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 2.7% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 6.4% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

Loans

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)

Provision for loan losses	$-	$-	$-	$(2,250)

In each of the second quarters of 2014 and 2013, the Bank recorded no provision expense. In general, the lack of provision expense in the second quarter of 2014 continues to reflect an improved rolling 12 quarter loss history as significant prior quarter losses (from mid-2011) exited the ALLL analysis coupled with the continued shrinkage of the overall loan portfolio. These factors, along with further stabilization in the real estate values of certain existing problem credits, served to release sufficient reserve allocations to offset allocations required for new loan originations and/or adjustments to increase reserves on existing and newly identified problem loans.

Loan charge offs for the six months ended June 30, 2014 totaled $258,000 compared to $383,000 recognized during the same prior year period. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses in its determination that no provision expense was required for the six months ended June 30, 2014 and determination of the adequacy of the $9.5 million allowance for loan losses at June 30, 2014. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs continue to exit the rolling 12 quarter look back period, management believes it is likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio.

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

The following table shows the balance and percentage composition of loans as of:

	June 30, 2014		December 31, 2013
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$17,326	10.8%	$17,596	10.7%
Residential home equity/other junior liens	9,978	6.3%	11,236	6.8%
Construction, land development and other land	5,435	3.4%	5,826	3.5%
Commercial (nonfarm, nonresidential)	106,335	66.5%	109,334	66.1%
Commercial	14,641	9.2%	15,019	9.1%
Consumer and Other	6,113	3.8%	6,273	3.8%
Total gross loans	159,828	100.0%	165,284	100.0%
Net unearned fees	(163)		(169)
Total Loans	$159,665		$165,115

The loan portfolio decreased $5.5 million (3.3%) in the six months ended June 30, 2014. The decrease was experienced predominately within the commercial real estate portfolio (i.e., owner occupied and nonowner occupied) which decreased $3.0 million (2.7%). The combination of unanticipated loan payoffs, receipt of scheduled payments, and transfers to OREO exceeded new loan originations, despite positive traction in our loan growth initiatives. Through the second quarter of 2014, loans secured by residential real estate decreased by $1.5 million (5.3%) as residential mortgages continued to run-off due in part to the Bank’s lack of an in-house residential lending program and borrowers continuing to pay down balances on open lines of credit. Despite efforts to develop new business in order to diversify away from commercial real estate concentrations, commercial loans experienced a net decrease of $378,000 (2.5%) from December 31, 2013. The net decrease was attributable primarily to a significant borrower’s seasonal repayment of an operating line of credit.

In general, the continued but slowing rate of decrease experienced in our loan portfolio stems from: limited loan demand from qualified, credit worthy borrowers, intense competition for loans by other financial institutions, and the Bank’s need to adhere to concentration targets outlined in its strategic plan relative to its existing and heavily concentrated real estate portfolio. As such, the future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of these economic and regulatory challenges currently facing the Bank, only prudent and limited net loan portfolio growth, if any, is expected during the remainder of 2014.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At June 30, 2014, December 31, 2013 and June 30, 2013, there were $5.7 million, $7.8 million and $8.7 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Loans and Assets:

	June 30, 2014	December 31, 2013	June 30, 2013
	(dollars in thousands)
Nonaccrual loans	$9,031	$11,067	$10,338
Loans past due 90 days and still accruing	-	-	-
Total nonperforming loans	9,031	11,067	10,338
Other real estate	1,512	480	2,000
Total nonperforming assets	$10,543	$11,547	$12,338

Nonperforming loans as a percent of total loans	5.66%	6.70%	6.10%
Allowance for loan losses as a percent of nonperforming loans	104.77%	83.26%	91.73%
Nonperforming assets as a percent of total loans and other real estate	6.54%	6.97%	7.20%

Nonaccrual loans at June 30, 2014 decreased approximately $2.0 million (18.4%) from December 31, 2013 and $1.3 million (12.6%) from June 30, 2013. The net decrease from December 31, 2013 resulted from the combination of approximately $1.7 million of continued payments and/or payoffs, approximately $1.4 million of loans upgraded to accrual status, and the combination of approximately $1.0 million of loans transferred to other real estate owned and other charge-offs. These decreases were partially offset by $2.1 million of loans moved to nonaccrual status. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of June 30, 2014, approximately $6.7 million (73.9%) of nonperforming loans are making scheduled payments. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Any loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Management regularly evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed on nonaccrual. In addition, loans are generally placed on nonaccrual when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan on nonaccrual even if the borrower is current. Other real estate owned (“OREO”) is comprised of commercial and residential real estate properties and totaled $1.5 million at June 30, 2014 compared to $480,000 at December 31, 2013. Through the second quarter of 2014, three commercial real estate properties totaling $993,000 and one residential mortgage totaling $53,000 were transferred into OREO, at each property’s fair value less costs to sell. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

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

At June 30, 2014, impaired loans totaled approximately $17.0 million, of which $8.4 million were assigned a specific reserve of $2.2 million. Impaired loans without specific reserve allocations totaled $8.6 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a TDR. Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price.

Of the impaired loans reported at June 30, 2014, $6.4 million were commercial purpose and on nonaccrual status, based on management’s assessment using criteria discussed above. Included in impaired loans at June 30, 2014 were $9.2 million of commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	June 30, 2014			December 31, 2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)
Current	$11,572	$4,891	$16,463	$11,388	$7,110	$18,498
Past due 30-89 days	-	505	505	-	682	682
Past due 90 days or more	-	269	269	-	2	2
Total troubled debt restructurings	$11,572	$5,665	$17,237	$11,388	$7,794	$19,182

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

Allowance for Loan Losses

The allowance for loan losses at June 30, 2014, was $9.5 million compared to $9.2 million at December 31, 2013, an increase of $300,000. The allowance for loan losses represented 5.93% and 5.58% of gross loans at June 30, 2014 and December 31, 2013, respectively, and provided a coverage ratio to nonperforming loans of 104.77% and 83.26% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. The impact of actual recent portfolio behavior on the allowance for loan loss calculation and analysis at June 30, 2014, evidenced by successive improving to stable quarterly levels of nonperforming loans, further stabilization of real estate values securing certain problem credits, continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, supported our determination of the overall level of allowance and related provision expense. Should these conditions continue, management believes that it is likely that future negative provision expense may be required to align the overall level of the allowance with the trending improvement in the underlying credit risk profile of the loan portfolio and the resulting anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that no provision was needed for the six months of 2014 and the resulting $9.5 million allowance as of June 30, 2014 was adequate.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at June 30, 2014, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2014 decreased $55,000 (8.5%) and $182,000 (12.9%) compared to the same respective periods in 2013. The components of noninterest income are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Service charges and fees on deposits	$248	$244	$554	$611
Other fees	300	312	586	600
Trust income	27	37	59	79
Gain on available for sale securities	2	-	2	-
Other	17	56	26	119
Total	$594	$649	$1,227	$1,409

The increase in service charges and fees on deposit accounts from the second quarter of 2013 to the second quarter of 2014 primarily resulted from higher NSF fee income and lower service charge reversals partially offset by lower service charges on deposits. Other fees decreased due to lower commercial and consumer loan fees partially offset by higher ATM network income. Trust income decreased due to continued run-off in the number of customer accounts and lower average customer account balances coupled with limited new business opportunities. Other income represents rental income from tenants occupying certain other real estate properties owned by the Bank during the respective periods.

During the second quarter of 2014 we continued to carry out plans to exit our trust department operations. At June 30, 2014, the Bank has transferred nearly all of its fiduciary managed trust accounts to other trustees and presently awaits further regulatory input from the OCC on plans to utilize an independent party to provide investment products and services to the Bank’s existing wealth management clients and retail banking customers. Consequently, until regulatory non-objection is received for the Bank’s proposed wealth management business model, under which the Bank would generate revenues under a commission sharing formula, we expect to report continued declines in trust income in subsequent quarters. Moreover, any future commission revenue is contingent on our customers’ acceptance and utilization of the newly proposed wealth management services offered by our third party vendor.

For the six months ended June 30, 2014 compared to the prior year period, service charges and fees on deposit accounts decreased primarily due to lower NSF fees recognized as a result of the Bank’s implementation of new consumer advocacy safeguards, required by regulation, to limit both the number of instances and customers perpetually over drafting their accounts. Other fees decreased due to lower commercial and consumer loan fees related to reduced commercial loan prepayment penalties and a generally smaller loan portfolio relative to the prior year period. This decrease was partially offset by increased network income. Trust income and other income decreased during the six months ended June 30, 2014 for reasons noted above.

Noninterest Expense

For the three and six months ended June 30, 2014, noninterest expense decreased $350,000 (13.3%) and increased $141,000 (2.5%), respectively, compared to the same periods in 2013. The components of noninterest expense are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Salaries and employee benefits	$1,475	$1,154	$2,977	$2,630
Occupancy expense	285	213	522	463
Equipment expense	92	87	184	167
Professional and service fees	431	436	838	831
Loan collection and foreclosed property expense	36	82	89	165
Computer service fees	128	111	257	225
Computer software amortization expense	10	10	19	18
FDIC assessment fees	167	253	251	509
Insurance expense	94	130	220	261
Printing and supplies	42	43	92	86
Net (gain) loss on sale/writedown of OREO and repossessions	(1)	(90)	-	(46)
Other	222	202	396	395
Total	$2,981	$2,631	$5,845	$5,704

The most significant component of our noninterest expense is salaries and employee benefits. In the first six months of 2014, the increase in salaries and employee benefits resulted primarily from additional staffing in our loan and credit departments completed during the second half of 2013 and the hiring of a risk management officer in late 2013. These hires were made to ensure the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices. Compensation expense also increased in 2014 due to reinstatement of merit adjustments (for certain eligible staff) which were previously suspended due to the Bank’s financial performance and regulatory condition. Partially offsetting these increases, no employer 401(k) contribution expense was recognized during the six months ended June 30, 2014 compared to the same prior year period.

Occupancy expense increased due to higher snow removal expenses related to the harsh winter conditions experienced in 2014, higher property tax expenses and elevated building repair costs incurred at a branch facility. Equipment expense increased due to the depreciation of new ATMs and security equipment placed into service during mid-2013.

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

Computer service fees increased due to additional anti-virus software applications and services contracted for in 2014 to further safeguard the Bank’s network.

Consistent with the Bank’s improved capital position at December 31, 2013, the Bank’s FDIC assessments now reflect a lower assessment rate and improved risk profile. The resultant impact of the lower rate, assuming the Bank maintains the improved risk profile and its current level of average tangible assets, is expected to approximate $325,000 in annual savings relative to calendar 2013. Although improved, the Bank’s FDIC premium expense remains elevated due to noncompliance with the outstanding Consent Order. The timing or amount of any additional FDIC premium savings is dependent on various factors including the Bank’s ability to maintain the minimum capital ratios required under the Consent Order and the ability to demonstrate a period of satisfactory performance with other requirements of the Consent Order, as assessed by the OCC.

Insurance expense decreased in the second quarter of 2014 due to modifications made to the scope of the Corporation’s D&O liability coverage in light of the Bank’s improved capital and regulatory condition subsequent to the Corporation’s successful recapitalization.

Federal Income Tax Expense

For the six months ended June 30, 2014, the Corporation recognized current income tax expense based on its alternative minimum taxable income. No regular income tax expense was recognized during the three and six months ended June 30, 2014 and 2013 due to the Corporation’s tax loss carryforward position. Reported income tax expense in the prior year comparative periods resulted from adjustment of the Corporation’s deferred tax valuation allowance established on previously recorded net deferred tax assets related to the impact of valuation changes in the available for sale investment portfolio.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$29,422	15.11%	$15,578	8.00%	$19,472	10.00%
FNBH Bancorp	30,834	15.81%	15,601	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,898	13.81%	7,789	4.00%	11,683	6.00%
FNBH Bancorp	28,306	14.51%	7,801	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,898	8.69%	12,379	4.00%	15,473	5.00%
FNBH Bancorp	28,306	9.10%	12,437	4.00%	N/A	N/A

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$28,593	14.57%	$15,705	8.00%	$19,631	10.00%
FNBH Bancorp	29,204	14.86%	15,724	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,052	13.27%	7,852	4.00%	11,779	6.00%
FNBH Bancorp	26,660	13.56%	7,862	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,052	8.67%	12,021	4.00%	15,026	5.00%
FNBH Bancorp	26,660	8.82%	12,097	4.00%	N/A	N/A

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

As a result of a new Consent Order issued to the Bank by the OCC on October 31, 2013, the Bank continues to be subject to higher minimum capital ratios than those shown above. Specifically, the Consent Order requires the Bank to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. The Bank’s actual ratios have been in compliance with the minimum ratios for a well-capitalized institution since December 31, 2013. However, because the Bank is subject to the Consent Order, it does not meet the regulatory determination of a well-capitalized institution. As such, the Bank is considered "adequately capitalized" for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

As of its most recent examination date, which occurred prior to completion of the Corporation’s December 2013 private placement transaction and a March 2014 rights offering, the Corporation is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. However, completion of the aforementioned capital raise transactions enabled the Corporation to take action to support the Bank. Namely, using proceeds from these transactions, the Corporation contributed $15.4 million and $550,000 of additional capital into the Bank in December 2013 and March 2014, respectively. These capital infusions into the Bank by the Corporation enabled the Bank to achieve and maintain the minimum regulatory capital ratios imposed under the Consent Order at year-end 2013 and through June 30, 2014. The Corporation is still required to receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of the Board of Directors, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000 at June 30, 2014 and December 31, 2013. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at June 30, 2014 and December 31, 2013, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

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

FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 205): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the Update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present for each comparative period, the assets and liabilities of a disposal group that included a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. This Update also requires additional disclosures about discontinued operations including pretax profit or loss, and any ongoing involvement with the discontinued operation. The amendments are effective for the annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Corporation is not expected to be material.

FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update create a new topic in the FASB Accounting Standards Codification® (ASC or Codification), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The impact of adoption of this ASU by the Corporation is not expected to be material.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Disclosure Controls”). The Disclosure Controls are designed to allow the Corporation to reach a reasonable level of assurance that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of the Corporation’s management, including the chief executive officer and the chief financial officer. Based upon the Controls Evaluation and subsequent discussions, the chief executive officer and chief financial officer have concluded that as of June 30, 2014, the Corporation’s Disclosure Controls were effective at a reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2014 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended June 30, 2014, except as may have been previously disclosed by the Corporation in a Current Report on Form 8-K.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

3.1	Articles of Incorporation (as restated and amended to date), including (i) the Certificate of Designation of Junior Participating Preferred Stock, Series A, filed with the Michigan Department of Licensing and Regulatory Affairs ("DLEG") on October 14, 2011, and (ii) the Certificate of Designation of Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B, filed with DLEG on December 2, 2013.

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long, President and Chief Executive Officer
(Principal Executive Officer)

/s/Mark J. Huber
Mark J. Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2014

