Form 10-Q
period 2014-09-30
FNBH BANCORP INC
filed 2014-11-14
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Shares of the Corporation’s Common Stock (no par value) were outstanding as of November 14, 2014.

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

Part I – Financial Information

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share amounts)
Assets
Cash and due from banks	$22,239	$77,827
Short term investments	198	198
Total cash and cash equivalents	22,437	78,025

Investment securities:
Investment securities available for sale, at fair value	137,674	67,680
FHLBI and FRB stock, at cost	1,241	779
Total investment securities	138,915	68,459

Loans held for investment:
Commercial	130,647	136,864
Consumer	16,641	16,231
Real estate mortgage	10,518	12,020
Total loans held for investment	157,806	165,115
Less allowance for loan losses	(6,962)	(9,214)
Net loans held for investment	150,844	155,901
Premises and equipment, net	7,361	7,395
Other real estate owned, held for sale	1,072	480
Accrued interest and other assets	1,709	2,030
Total assets	$322,338	$312,290

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$97,930	$93,953
NOW	32,103	29,937
Savings and money market	88,953	82,518
Time deposits	71,267	77,782
Brokered certificates of deposit	-	1,123
Total deposits	290,253	285,313
Other borrowings	-	16
Accrued interest, taxes, and other liabilities	1,482	1,855
Total liabilities	291,735	287,184

Shareholders' Equity
Preferred stock, no par value.
Series A - Authorized 10,000 shares; no shares issued and outstanding	-	-
Series B - Authorized 20,000 shares; no shares issued and outstanding at September 30, 2014 and 17,510 shares issued and outstanding at December 31, 2013	-	16,520
Common stock, no par value. Authorized 40,000,000 shares at September 30, 2014 and 11,000,000 at December 31, 2013; 27,770,143 shares issued and outstanding at September 30, 2014 and 455,115 shares issued and outstanding at December 31, 2013	25,449	7,321
Retained earnings	5,171	2,478
Deferred directors' compensation	224	342
Accumulated other comprehensive income (loss)	(241)	(1,555)
Total shareholders' equity	30,603	25,106
Total liabilities and shareholders' equity	$322,338	$312,290

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$2,066	$2,345	$6,375	$7,112
Interest and dividends on securities:
Taxable	505	257	1,308	772
Tax-exempt	9	12	33	35
Other securities	8	6	33	20
Interest on short term investments	1	1	3	2
Total interst and dividend income	2,589	2,621	7,752	7,941
Interest expense	168	232	553	698
Net interest income	2,421	2,389	7,199	7,243
Provision for loan losses	(2,500)	-	(2,500)	(2,250)
Net interest income after provison for loan losses	4,921	2,389	9,699	9,493
Noninterest income:
Service charges and other fee income	599	687	1,739	1,898
Trust income	25	36	84	115
Gain on available for sale securities	-	-	2	-
Other	9	12	35	131
Total noninterest income	633	735	1,860	2,144
Noninterest expense:
Salaries and employee benefits	1,643	1,344	4,620	3,974
Net occupancy expense	200	222	722	685
Equipment expense	82	88	266	255
Professional and service fees	453	433	1,291	1,264
Loan collection and foreclosed property expenses	71	88	160	253
Computer service fees	131	123	388	348
Computer software amortization expense	10	11	29	29
FDIC assessment fees	173	263	424	772
Insurance	80	131	300	392
Printing and supplies	32	35	124	121
Net (gain) loss on sale/writedown of OREO and repossessions	(66)	(29)	(66)	(75)
Other	207	178	603	573
Total noninterest expense	3,016	2,887	8,861	8,591
Income before federal income taxes	2,538	237	2,698	3,046
Federal income tax expense	-	-	5	104
Net income	$2,538	$237	$2,693	$2,942

Per share statistics:
Basic and diluted EPS	$0.09	$0.52	$0.10	$6.43

Weighted-average common shares outstanding	27,770,143	457,435	14,034,483	457,435
Weighted-average common stock equivalents shares outstanding, as converted	-	-	13,011,078	-
Total basic and diluted shares	27,770,143	457,435	27,045,561	457,435

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$2,538	$237	$2,693	$2,942
Other comprehensive income:
Net change in unrealized gains (losses) on available for sale securities	(282)	(527)	1,316	(1,166)
Less reclassification adjustment for realized securities net gain recognized in net income	-	-	(2)	-
Other comprehensive income (loss):	(282)	(527)	1,314	(1,166)
Comprehensive income (loss)	$2,256	$(290)	$4,007	$1,776

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2013	$-	$7,202	$(496)	$461	$202	$7,369
Issued 788 shares for deferred directors' fees	-	119	-	(119)	-	-
Net income	-	-	2,942	-	-	2,942
Other comprehensive loss	-	-	-	-	(1,166)	(1,166)
Balances at September 30, 2013	$-	$7,321	$2,446	$342	$(964)	$9,145

Balances at January 1, 2014	$16,520	$7,321	$2,478	$342	$(1,555)	$25,106
Issued 772 shares for deferred directors' fees	-	118	-	(118)	-	-
Issuance of common stock	-	1,490	-	-	-	1,490
Preferred stock converted to common stock	(16,520)	16,520	-	-	-	-
Net income	-	-	2,693	-	-	2,693
Other comprehensive income	-	-	-	-	1,314	1,314
Balances at September 30, 2014	$-	$25,449	$5,171	$224	$(241)	$30,603

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$2,693	$2,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,500)	(2,250)
Depreciation and amortization	361	334
Deferred income tax expense	-	104
Net amortization on investment securities	824	884
(Gain) loss on availble for sale securities	(2)	-
Net gain on sale/writedown of OREO and repossessions	(66)	(75)
Decrease in accrued interest income and other assets	300	564
Increase (decrease) in accrued interest, taxes, and other liabilities	(373)	329
Net cash provided by operating activities	1,237	2,832
Cash flows from investing activities
Purchases of available for sale securities	(86,416)	(20,684)
Proceeds from sales of available for sale securities	202	-
Proceeds from maturities and calls of available for sale securities	3,350	3,000
Proceeds from mortgage-backed securities paydowns - available for sale securities	13,362	15,953
Purchase of FRB stock	(462)	-
Proceeds from sale of OREO and repossessions	520	2,899
Net decrease in loans	6,511	12,647
Capital expenditures	(306)	(461)
Net cash provided by (used in) investing activities	(63,239)	13,354
Cash flows from financing activites:
Net increase in deposits	4,940	2,783
Common stock issued	1,490	-
(Repayment of) proceeds from other borrowings	(16)	40
Net cash provided by financing activities	6,414	2,823
Net change in cash and cash equivalents	(55,588)	19,009
Cash and cash equivalents at beginning of year	78,025	42,021
Cash and cash equivalents at end of period	$22,437	$61,030

Supplemental disclosures:
Interest paid	$570	$707
Loans transferred to other real estate owned	958	86
Loans charged off	348	859

See accompanying notes to interim consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2013 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

The Corporation and the Bank have been working diligently to cause the Bank to meet the requirements of the 2009 Consent Order. In particular, the Corporation completed a private placement offering on December 11, 2013 which raised additional new capital of approximately $16.5 million. On December 20, 2013, the Corporation contributed $15.4 million of the net proceeds from this transaction to the capital of the Bank. As a result, as of December 31, 2013, the Bank met the minimum capital ratios required by the Consent Order. In addition, on March 27, 2014, the Corporation completed a rights offering which raised additional new capital of approximately $1.5 million, of which $550,000 was contributed to the capital of the Bank on March 28, 2014. These capital contributions have enabled the Bank to achieve and maintain the minimum regulatory capital ratios imposed by the Consent Order since December 31, 2013. (See Note 8 – Shareholders’ Equity.) To date, however, the Bank has failed to comply with certain other requirements of the Consent Order.

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

As noted above, the Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. Despite achieving the required minimum capital levels, the Bank is still working to achieve full compliance with certain other articles of the Consent Order. Management believes it has made substantive progress on these other Consent Order requirements through various initiatives. However, additional effort and time is necessary in order for the Bank to demonstrate adherence to, and the effectiveness of, new policies and procedures implemented to remediate deficiencies identified in the Consent Order and to achieve full compliance with certain other provisions of the Consent Order. The Bank continues to work diligently to meet these requirements in an effort to gain full compliance with the Consent Order.

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

Despite exceeding minimum regulatory standards for well-capitalized institutions at September 30, 2014, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is currently considered "adequately capitalized" due to being subject to the Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, 1) limitations on the payment of capital distributions and management fees, 2) prohibitions on the acceptance, renewal, or roll-over of any brokered deposit without prior written approval of the Federal Deposit Insurance Corporation (FDIC), and 3) restrictions on interest rates paid on deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

Recovery Plan Initiatives

As part of a recovery plan initiated in late 2008, management and the Board of Directors have been aggressively pursuing various initiatives intended to address and satisfy deficiencies identified in the Consent Order, the most important of which was a significant recapitalization necessary to restore the Bank’s capital to a level sufficient to meet the required minimum capital ratios. Other recovery plan efforts and initiatives are designed to improve the Bank’s financial health and risk management practices and policies. They include aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes. Certain other key elements of management’s continued recovery plan include, but are not limited to:

•	Continued, aggressive management of the Bank’s existing loan portfolio to reduce the level of classified loans, to minimize further credit losses and to maximize recoveries via negotiated payoffs, settlements and restructuring of existing problem loans;

•	Continued strengthening of risk management processes and procedures by ensuring the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality;

•	Efforts to improve core profitability via gradual repositioning of balance sheet composition to increase earning assets while ensuring the Bank maintains an acceptable risk profile and adequate capital levels; and

•	Commitment to dedicate sufficient resources to address all portions of the Consent Order followed by a managed re-alignment of operating costs with a recapitalized, restructured and more efficient banking operation designed to promote balance sheet growth in an increasingly regulated and competitive business climate.

Management makes no assurances that the efforts, results, and/or future plans described above will improve the Bank’s overall financial condition, guarantee profitability in 2014, or ensure the modification or discharge of existing regulatory enforcement actions imposed on the Bank.

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2014
Mortgage-backed/CMO	$113,155	$196	$(1,196)	$112,155
U.S. Agency	23,123	5	(35)	23,093
Obligations of state and political subdivisions	1,588	21	-	1,609
Preferred stock(1)	49	768	-	817
Total available for sale	$137,915	$990	$(1,231)	$137,674

December 31, 2013
Mortgage-backed/CMO	$67,392	$84	$(2,307)	$65,169
Obligations of state and political subdivisions	1,794	7	(7)	1,794
Preferred stock(1)	49	668	-	717
Total available for sale	$69,235	$759	$(2,314)	$67,680

(1) Represents preferred stocks issued by Freddie Mac and Fannie Mae

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
	(in thousands)
September 30, 2014
Mortgage-backed/CMO	$(357)	$52,961	$(839)	$32,002	$(1,196)	84,963
U.S Agency	(35)	15,063	-	-	(35)	15,063
Total	$(392)	$68,024	$(839)	$32,002	$(1,231)	$100,026

December 31, 2013
Mortgage-backed/CMO	$(2,093)	$52,020	$(214)	$3,537	$(2,307)	55,557
Obligations of state and political subdivisions	(7)	780	-	-	(7)	780
Total	$(2,100)	$52,800	$(214)	$3,537	$(2,314)	$56,337

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

At September 30, 2014, the Corporation had three agency mortgage-backed securities and twelve agency CMO securities which have been impaired (i.e., fair market value is less than amortized cost) for more than twelve months. At December 31, 2013, there were two agency CMO securities impaired more than twelve months. The unrealized losses at September 30, 2014 are attributed to rises in term interest rates and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of the unrealized losses, no declines are deemed to be other than temporary.

The Corporation owns one non-agency mortgage backed security for which OTTI was recorded in prior periods. A summary of the par value, book value, carrying value (fair value) and unrealized gain (loss) for the non-agency mortgage backed security is presented below:

	September 30, 2014		December 31, 2013
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)

Par value	$1,363	100.00%	$1,632	100.00%
Book value	1,204	88.33%	1,454	89.09%
Carrying value	1,287	94.42%	1,454	89.09%
Unrealized gain	83	6.09%	-	0.00%

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

	September 30, 2014	December 31, 2013
Weighted average remaining credit score (based on original FICO)	736	737
Primary location of underlying loans:
California	70%	70%
Florida	4%	3%
Other	26%	27%
Delinquency status of underlying loans:
Past due 30-59 days	5.58%	1.44%
Past due 60-89 days	1.76%	3.44%
Past due 90 days or more	1.36%	6.01%
In process of foreclosure	11.75%	3.78%
Held as other real estate owned	0.00%	0.00%

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

	September 30, 2014	December 31, 2013
Voluntary repayment rate (CRR)	16.54%	14.27%
Default rates:
Within next 24 months	8.24%	6.56%
Decreasing to (by month 37)	3.83%	3.55%
Decreasing to (by month 203 at September 2014 and by month 212 at December 2013)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	46.64%	45.08%
Per annum decrease in loss rate (Years 2 - 11)	3.50%	3.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	5.50%	5.50%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.05%	0.00%

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

At September 30, 2014, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred.

At September 30, 2014 the non-agency mortgage-backed security was in an unrealized gain position of approximately $83,000. At December 31, 2013, using the valuation methodology and applicable inputs and assumptions described above, there was no unrealized gain or loss on the security.

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$2,003	$2,005	$-	$-
Maturing after one year but within five years	19,877	19,859	761	761
Maturing after five years but within ten years	2,305	2,299	505	512
Maturing after ten years	575	1,356	577	1,238
	24,760	25,519	1,843	2,511
Mortgage-backed/CMO securities	113,155	112,155	67,392	65,169
Totals	$137,915	$137,674	$69,235	$67,680

There were two securities called during the nine month period ended September 30, 2014. Proceeds from at-par calls of securities totaled $3.4 million and $3.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

At September 30, 2014 and December 31, 2013, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $54.7 million at September 30, 2014 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $21.1 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2013, the amortized cost of pledged investment securities totaled $60.8 million of which $25.5 million of securities was pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $735,000 at September 30, 2014 and December 31, 2013. As a member bank of the Federal Reserve System, the Bank is required to own FRB capital stock equal to six percent of its capital and surplus. The Bank’s investment in FRB stock totaled $506,000 and $44,000 at September 30, 2014 and December 31, 2013, respectively. In March 2014, the Bank purchased additional FRB stock due to the increase in its capital position resulting from the December 2013 capital contribution from the Corporation. The FHLBI and FRB stock investments can only be resold to, or redeemed by, the issuer.

4. Loans

The recorded investment in portfolio loans consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial	$13,996	$15,019
Commercial real estate:
Construction, land development, and other land	5,231	5,826
Owner occupied	47,997	49,012
Nonowner occupied	57,334	60,322
Consumer real estate:
Commercial purpose	6,223	6,886
Mortgage - Residential	11,896	12,955
Home equity and home equity lines of credit	8,821	8,991
Consumer and Other	6,462	6,273
Subtotal	157,960	165,284
Unearned income	(154)	(169)
Total Loans	$157,806	$165,115

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $63,000 at September 30, 2014 and $114,000 at December 31, 2013, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $1.8 million at September 30, 2014 and $3.9 million at December 31, 2013.

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

Activity in the allowance for loan losses by portfolio segment for three months ended:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
September 30, 2014
Allowance for loan losses:
Beginning balance	$589	$7,393	$1,240	$240	$9,462
Charge offs	-	-	(72)	(18)	(90)
Recoveries	31	7	37	15	90
Provision	(176)	(1,996)	(297)	(31)	(2,500)
Ending balance	$444	$5,404	$908	$206	$6,962

September 30, 2013
Allowance for loan losses:
Beginning balance	$770	$6,803	$1,733	$177	$9,483
Charge offs	-	(435)	(20)	(20)	(475)
Recoveries	60	55	24	21	160
Provision	(187)	636	(455)	6	-
Ending balance	$643	$7,059	$1,282	$184	$9,168

Activity in the allowance for loan losses by portfolio segment for the nine months ended:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
September 30, 2014
Allowance for loan losses:
Beginning balance	$633	$7,180	$1,215	$186	$9,214
Charge offs	(95)	(42)	(141)	(70)	(348)
Recoveries	118	305	112	61	596
Provision	(212)	(2,039)	(278)	29	(2,500)
Ending balance	$444	$5,404	$908	$206	$6,962

September 30, 2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	(164)	(523)	(83)	(89)	(859)
Recoveries	114	67	243	84	508
Provision	(215)	(1,167)	(914)	46	(2,250)
Ending balance	$643	$7,059	$1,282	$184	$9,168

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

		Commercial	Consumer	Consumer
	Commercial	Real Estate	Real Estate	and Other	Total
	(in thousands)
September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$2	$2,141	$6	$-	$2,149
Collectively evaluated for impairment	442	3,263	902	206	4,813
Total allowance for loan losses	$444	$5,404	$908	$206	$6,962

Recorded investment in loans:
Individually evaluated for impairment	$274	$14,911	$1,888	$-	$17,073
Collectively evaluated for impairment	13,722	95,651	25,052	6,462	140,887
Total recorded investment in loans	$13,996	$110,562	$26,940	$6,462	$157,960

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$11	$2,298	$135	$-	$2,444
Collectively evaluated for impairment	622	4,882	1,080	186	6,770
Total allowance for loan losses	$633	$7,180	$1,215	$186	$9,214

Recorded investment in loans:
Individually evaluated for impairment	$211	$17,052	$1,848	$-	$19,111
Collectively evaluated for impairment	14,808	98,108	26,984	6,273	146,173
Total recorded investment in loans	$15,019	$115,160	$28,832	$6,273	$165,284

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

The following summarizes the recorded investment in loans by risk grade and nonperforming loans, by class of loan:

	Not Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
September 30, 2014
Commercial	$-	$380	$44	$1,771	$5,533	$5,894	$90	$284	$-	$13,996	$249
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,201	1,781	155	620	1,474	5,231	1,917
Owner occupied	25	-	640	4,881	23,442	16,182	880	1,947	-	47,997	1,304
Nonowner occupied	-	-	351	1,130	19,336	29,045	6,103	1,369	-	57,334	1,159
Consumer real estate:
Commercial Purpose	-	-	-	57	1,218	3,043	642	1,263	-	6,223	640
Mortgage - Residential	4,683	-	-	-	-	4,431	-	2,782	-	11,896	2,611
Home equity and home equity lines of credit	7,514	-	-	-	-	1,196	-	111	-	8,821	63
Consumer and Other	6,036	-	-	-	-	292	-	134	-	6,462	77
Total	$18,258	$380	$1,035	$7,839	$50,730	$61,864	$7,870	$8,510	$1,474	$157,960	$8,020

December 31, 2013
Commercial	$114	$479	$17	$2,680	$5,057	$5,901	$607	$164	$-	$15,019	$12
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,840	1,745	165	602	1,474	5,826	1,849
Owner occupied	32	-	720	3,132	20,987	16,172	2,916	5,053	-	49,012	2,580
Nonowner occupied	-	-	393	1,340	19,057	28,865	4,735	5,932	-	60,322	3,623
Consumer real estate:
Commercial Purpose	-	-	-	221	1,712	3,399	760	794	-	6,886	663
Mortgage - Residential	5,490	-	-	-	-	4,349	-	3,116	-	12,955	1,853
Home equity and home equity lines of credit	4,164	3,502	-	-	-	770	-	555	-	8,991	363
Consumer and Other	5,839	-	-	-	-	307	-	127	-	6,273	124
Total	$15,639	$3,981	$1,130	$7,373	$48,653	$61,508	$9,183	$16,343	$1,474	$165,284	$11,067

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
September 30, 2014
Commercial	$-	$-	$-	$-	$13,996	$13,996	$-
Commercial real estate:
Construction, land development, and other land	1,582	-	-	1,582	3,649	5,231	-
Owner occupied	-	19	54	73	47,924	47,997	-
Nonowner occupied	-	-	71	71	57,263	57,334	-
Consumer real estate:
Commercial purpose	-	144	83	227	5,996	6,223	-
Mortgage - Residential	-	627	70	697	11,199	11,896	-
Home equity and home equity lines of credit	-	-	-	-	8,821	8,821	-
Consumer and Other	47	1	-	48	6,414	6,462	-
Total	$1,629	$791	$278	$2,698	$155,262	$157,960	$-

December 31, 2013
Commercial	$-	$-	$-	$-	$15,019	$15,019	$-
Commercial real estate:
Construction, land development, and other land	-	-	68	68	5,758	5,826	-
Owner occupied	153	155	843	1,151	47,861	49,012	-
Nonowner occupied	627	312	241	1,180	59,142	60,322	-
Consumer real estate:
Commercial purpose	103	-	123	226	6,660	6,886	-
Mortgage - Residential	77	851	104	1,032	11,923	12,955	-
Home equity and home equity lines of credit	75	37	-	112	8,879	8,991	-
Consumer and Other	55	9	-	64	6,209	6,273	-
Total	$1,090	$1,364	$1,379	$3,833	$161,451	$165,284	$-

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

The following summarizes the recorded investment in nonaccrual loans, by class of loan:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial	$249	$12
Commercial real estate:
Construction, land development, and other land	1,917	1,849
Owner occupied	1,304	2,580
Nonowner occupied	1,159	3,623
Consumer real estate:
Commercial purpose	640	663
Mortgage - Residential	2,611	1,853
Home equity and home equity lines of credit	63	363
Consumer and Other	77	124
Total	$8,020	$11,067

The following summarizes impaired loans and related valuation allowance allocations by class of loan:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$33	$34	$2	$198	$224	$11
Commercial real estate:
Construction, land development, and other land	2,189	4,421	1,656	2,368	4,664	1,649
Owner occupied	2,551	2,998	345	3,467	3,799	297
Nonowner occupied	1,480	1,489	140	5,107	5,470	352
Consumer real estate:
Commercial purpose	95	101	6	1,185	1,316	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	6,348	9,043	2,149	12,325	15,473	2,444

With no related allowance recorded:
Commercial	241	244	-	13	14	-
Commercial real estate:
Construction, land development, and other land	443	571	-	306	416	-
Owner occupied	2,154	3,175	-	2,556	3,517	-
Nonowner occupied	6,094	6,730	-	3,248	3,871	-
Consumer real estate:
Commercial purpose	1,793	2,182	-	663	1,261	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	10,725	12,902	-	6,786	9,079	-

Total:
Commercial	274	278	2	211	238	11
Commercial real estate:
Construction, land development, and other land	2,632	4,992	1,656	2,674	5,080	1,649
Owner occupied	4,705	6,173	345	6,023	7,316	297
Nonowner occupied	7,574	8,219	140	8,355	9,341	352
Consumer real estate:
Commercial purpose	1,888	2,283	6	1,848	2,577	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$17,073	$21,945	$2,149	$19,111	$24,552	$2,444

The following summarizes the recorded investment in impaired loans for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Average of impaired loans during the period
Commercial	$284	$204	$294	$217
Commercial real estate:
Construction, land development, and other land	2,727	2,973	2,703	2,974
Owner occupied	4,754	7,386	4,945	7,413
Nonowner occupied	7,475	10,014	7,648	9,964
Consumer real estate:
Commercial purpose	2,009	1,968	1,989	2,030
Mortgage-Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$17,249	$22,545	$17,579	$22,598

Interest income recognized during impairment
Commercial	$-	$3	$2	$12
Commercial real estate:
Construction, land development, and other land	11	18	33	50
Owner occupied	44	99	141	256
Nonowner occupied	72	109	198	253
Consumer real estate:
Commercial purpose	15	15	39	64
Mortgage-Residential	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-
Consumer and Other	-	-	-	-
Total	$142	$244	$413	$635

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	September 30, 2014			December 31, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$-	$111	$111	$199	$13	$212
Commercial real estate:
Construction, land development, and other land	772	1,672	2,444	826	1,662	2,488
Owner occupied	3,605	761	4,366	3,442	2,202	5,644
Nonowner occupied	6,414	580	6,994	4,732	2,281	7,013
Consumer real estate:
Commercial purpose	1,248	383	1,631	1,185	502	1,687
Mortgage - Residential	817	1,026	1,843	940	823	1,763
Home equity and home equity lines of credit	55	9	64	58	250	308
Consumer and Other	5	68	73	6	61	67
Total	$12,916	$4,610	$17,526	$11,388	$7,794	$19,182

Troubled debt restructured loans may qualify for return to accrual status if the borrower complies with the revised terms and conditions and has demonstrated sustained payment performance consistent with the modified terms for a minimum of six consecutive payment cycles after the restructuring date. In addition, the collection of future payments must be reasonably assured.

The following summarizes the existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months			Loans Restructured in the Nine Months
	Ended September 30, 2014			Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	1	43	43
Owner occupied	1	153	153	3	237	237
Nonowner occupied	1	288	288	2	500	500
Consumer real estate:
Commercial purpose	1	133	133	2	170	170
Mortgage - Residential	1	62	62	1	62	62
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	1	25	25
Total	4	$636	$636	10	$1,037	$1,037

During the nine months ended September 30, 2014, the Corporation had one TDR loan with a recorded investment of $33,000 that defaulted within 12 months of restructuring. No TDR loans defaulted during the three months ended September 30, 2014. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

	Loans Restructured in the Three Months			Loans Restructured in the Nine Months
	Ended September 30, 2013			Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	1	$46	$46	1	$46	$46
Commercial real estate:
Construction, land development and other land	-	-	-	-	-	-
Owner occupied	-	-	-	1	390	390
Nonowner occupied	-	-	-	2	1,470	1,470
Consumer real estate:
Commercial purpose	-	-	-	1	114	114
Mortage-Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Conumer and Other	-	-	-	-	-	-
Total	1	$46	$46	5	$2,020	$2,020

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

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

					Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
Three months ended September 30, 2014
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	1	153	-	-
Nonowner occupied	-	-	1	288	-	-
Consumer real estate:
Commercial purpose	-	-	1	133	-	-
Mortgage-Residential	1	62	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	1	$62	3	$574	-	$-

Nine months ended September 30, 2014
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	1	43	-	-
Owner occupied	-	-	3	237	-	-
Nonowner occupied	-	-	2	500	-	-
Consumer real estate:
Commercial purpose	-	-	2	170	-	-
Mortgage-Residential	1	62	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	1	25	-	-
Total	1	$62	9	$975	-	$-

During the three and nine months ended September 30, 2014, there was one non-market interest rate restructuring of a substandard performing loan that was renewed at its existing contractual rate or a non-market rate. Renewals of substandard performing loans at non-market interest rates are considered troubled debt restructurings.

Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
(dollars in thousands)
Three months ended September 30, 2013
Commercial	-	$-	1	$46	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	-	-	-	-	-	-
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage-Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	1	$46	-	$-

Nine months ended September 30, 2013
Commercial	-	$-	1	$46	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	1	390
Nonowner occupied	-	-	2	1,470	-	-
Consumer real estate:
Commercial purpose	-	-	1	114	-	-
Mortgage-Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	4	$1,630	1	$390

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2014
Mortgage-backed/ CMO	$112,155	$-	$110,868	$1,287
U.S. Agency	23,093	-	23,093	-
Obligations of state and political subdivisions	1,609	-	1,609	-
Preferred stock	817	-	817	-
Total investment securities available for sale	$137,674	$-	$136,387	$1,287

December 31, 2013
Mortgage-backed/CMO	$65,169	$-	$63,715	$1,454
Obligations of state and political subdivisions	1,794	-	1,794	-
Preferred stock	717	-	717	-
Total investment securities available for sale	$67,680	$-	$66,226	$1,454

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the nine months ended September 30, 2014 is as follows:

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Fair value of non-agency mortgage-backed security, beginning of year(1)	$1,454
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income (2)	83
Purchases, issuances, and other settlements	(250)
Transfers into Level 3	-
Fair value of non-agency mortgage-backed security, September 30, 2014	$1,287

Total amount of losses for the year included in earnings attributable to the
change in unrealized in unrealized losses relating to assets still held at September 30, 2014	$-

(1)	Non-agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2014
Impaired loans (1)	$14,924	$-	$-	$14,924
Other real estate owned	$1,072	$-	$-	$1,072

December 31, 2013
Impaired loans (1)	$16,667	$-	$-	$16,667
Other real estate owned	$480	$-	$-	$480

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

		September 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and due from banks	Level 1	$22,239	$22,239	$77,827	$77,827
Short term investments	Level 2	198	198	198	198
Investment and mortgage-backed securities	Level 2	136,387	136,387	66,226	66,226
Non-agency mortgage-backed security	Level 3	1,287	1,287	1,454	1,454
FHLBI and FRB stock	Level 2	1,241	1,241	779	779
Loans, net	Level 3	150,844	152,077	155,901	156,793
Accrued interest income	Level 2	742	742	573	573

Financial liabilities:
Deposits	Level 2	290,253	284,126	285,313	280,549
Other borrowings	Level 2	-	-	16	16
Accrued interest expense	Level 2	66	66	83	83

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

9. Net Income per Common Share

Basic earnings per common share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share is the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. There were no participating securities at September 30, 2014 and 2013.

For purposes of determining basic and diluted net income per share for the three and nine months ended September 30, 2014, the Corporation’s 17,510 shares of Series B Preferred Shares issued on December 11, 2013 are considered a common stock equivalent and are converted to common shares at a rate reflecting a price per share of common stock of $0.70. The Series B Preferred Shares were outstanding through May 22, 2014, until mandatorily converted to common stock pursuant to a shareholder vote authorizing additional common shares (Note 8).

The following presents basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted shares outstanding	27,770,143	457,435	27,045,561	457,435

Net income available to shareholders	$2,538	$237	$2,693	$2,942
Basic and diluted net income per share	$0.09	$0.52	$0.10	$6.43

10. Income Taxes

For the three months ended September 30, 2014, no income tax expense was recognized on the Corporation’s pre-tax income due to the Corporation’s tax loss carryforward position. During the first quarter of 2014, the Corporation recognized current income tax expense of $5,000 based on its alternative minimum taxable income. For the nine months ended September 30, 2013, the Corporation recorded federal income tax expense to adjust its net deferred tax valuation allowance for the impact of changes in the unrealized net loss in the available for sale investment portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., Inc. The following is a discussion of the Corporation’s regulatory condition and results of operations, for the three and nine month periods ended September 30, 2014 and 2013, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

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

However, despite exceeding minimum regulatory capital ratios for a well-capitalized institution at September 30, 2014, the Bank is presently categorized as “adequately capitalized” for purposes of the OCC’s Prompt Corrective (“PCA”) enforcement powers because the Bank remains subject to the new Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) restrictions on the payment of dividends, capital distributions and management fees, (2) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (3) prohibitions on the acceptance of employee benefit plan deposits, (4) restrictions on interest rates paid on deposits, and (5) restrictions on the acceptance, renewal, or roll-over of brokered deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

The Corporation also remains challenged to a great extent by the economic conditions in Livingston County and the surrounding area. In particular, Michigan’s current unemployment rate of approximately 7.2%, although improved from highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment, resulted in and may continue to cause significant write-downs of asset values by us and other financial institutions if borrowers continue to struggle. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

Although improved from 28% at June 30, 2014, our ratio of nonperforming assets to capital plus allowance for loan losses continues to be elevated and approximated 24% at September 30, 2014. As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses and still maintain the minimum capital levels required under the Consent Order.

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

It is against this backdrop that we discuss our financial condition and results of operations for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Earnings	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Net income	$2,538	$237	$2,693	$2,942
Basic and diluted net income per share	$0.09	$0.52	$0.10	$6.43

Net income for the three months ended September 30, 2014 increased $2.3 million compared to the same period last year. In the third quarter of 2014 the Bank recorded negative provision for loan losses of $2.5 million compared to no provision expense in the same period last year. Net interest income increased by $32,000 from the third quarter of 2013 to the third quarter of 2014. This favorable variance was offset by a decrease in noninterest income of $102,000 and an increase in noninterest expense of $129,000.

Net income for the nine months ended September 30, 2014 decreased by $249,000 compared to the same period last year. Negative provision expense recognized during the nine month periods ended September 30, 2014 and 2013 totaled $2.5 million and $2.3 million, respectively. This favorable variance was offset by a $44,000 decrease in net interest income, a $284,000 decrease in noninterest income and a $270,000 increase in noninterest expense.

Net Interest Income	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Interest and dividend income	$2,589	$2,621	$7,752	$7,941
Interest expense	168	232	553	698
Net Interest Income	$2,421	$2,389	$7,199	$7,243

Interest Yields and Costs

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield as follows:

	Three months ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$198	$0.1	0.23%	$197	$0.1	0.23%
Securities: Taxable	130,792	513.5	1.57%	75,587	264.6	1.40%
Tax-exempt (1)	832	12.5	6.00%	1,033	15.4	5.98%
Commercial loans (2)(3)	132,495	1,801.5	5.38%	140,655	2,040.9	5.68%
Consumer loans (2)(3)	16,149	178.0	4.42%	15,648	186.1	4.72%
Mortgage loans (2)(3)	11,070	91.2	3.30%	12,634	122.6	3.88%
Total earning assets and total interest income	291,536	$2,596.8	3.53%	245,754	$2,629.7	4.21%
Cash and due from banks	29,679			60,778
All other assets	10,721			9,391
Allowance for loan losses	(9,465)			(9,501)
Total assets	$322,471			$306,422
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$31,133	$2.2	0.03%	$31,164	$1.8	0.02%
Savings	47,755	2.4	0.02%	42,897	2.2	0.02%
MMDA	41,783	24.6	0.24%	42,143	44.3	0.42%
Time deposits	72,624	139.3	0.77%	80,685	184.1	0.91%
Total interest bearing liabilities and total interest expense	193,295	168.5	0.35%	196,889	232.4	0.47%
Noninterest bearing deposits	99,175			97,981
All other liabilities	1,357			2,497
Shareholders' equity	28,644			9,055
Total liabilities and shareholders' equity	$322,471			$306,422
Interest spread			3.18%			3.74%
Net interest income-FTE		$2,428.3			$2,397.3
Net interest margin			3.30%			3.83%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.

(2)	For purposes of the computation above, average non-accruing loans of $8.2 million and $11.0 million for the three months ended September 30, 2014 and 2013 are included in the average daily balance.

(3)	Interest on loans includes origination fees totaling $29,000 and $44,000 for the three months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$198	$0.3	0.23%	$197	$0.3	0.23%
Securities: Taxable	111,764	1,345.0	1.60%	80,236	796.5	1.32%
Tax-exempt (1)	962	43.2	6.00%	1,033	46.3	5.98%
Commercial loans (2)(3)	134,201	5,594.0	5.50%	144,004	6,247.8	5.72%
Consumer loans (2)(3)	16,040	537.1	4.48%	15,034	537.5	4.78%
Mortgage loans (2)(3)	11,499	287.5	3.33%	12,945	343.2	3.54%
Total earning assets and total interest income	274,664	$7,807.1	3.76%	253,449	$7,971.6	4.16%
Cash and due from banks	40,251			44,349
All other assets	10,194			11,329
Allowance for loan losses	(9,390)			(10,272)
Total assets	$315,719			$298,855
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,857	$6.2	0.03%	$30,889	$5.1	0.02%
Savings	46,573	7.1	0.02%	42,432	6.5	0.02%
MMDA	41,123	87.5	0.28%	40,607	128.6	0.42%
Time deposits	75,284	452.3	0.80%	81,229	558.2	0.92%
Total interest bearing liabilities and total interest expense	193,837	553.1	0.38%	195,157	698.4	0.48%
Noninterest bearing deposits	92,687			92,350
All other liabilities	1,595			2,353
Shareholders' equity	27,600			8,995
Total liabilities and shareholders' equity	$315,719			$298,855
Interest spread			3.38%			3.68%
Net interest income-FTE		$7,254.0			$7,273.2
Net interest margin			3.49%			3.79%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.
(2)	For purposes of the computation above, average non-accruing loans of $9.7 million and $11.0 million for the nine months ended September 30, 2014 and 2013 are included in the average daily balance.
(3)	Interest on loans includes origination fees totaling $81,000 and $102,000 for the nine months ended September 30, 2014 and 2013.

Interest Earning Asset/Interest Income

On a tax equivalent basis, interest income decreased $33,000 (1.3%) in the third quarter of 2014 compared to the third quarter of 2013. The decrease was due to lower yields on average earning assets of 68 basis points partially offset by an increase in average earning assets of $45.8 million (18.6%).

The average balance of securities increased $55.0 million (71.8%) in the third quarter of 2014 compared to the same period in 2013. The increase was due to the investment security purchases made during the first, second, and third quarters of 2014, as explained below. The yield on average security balances increased 14 basis points in the third quarter of 2014 compared to the third quarter of 2013 due to higher yields on new securities purchased in 2014.

Loan average balances decreased $9.2 million (5.5%) in the third quarter of 2014 compared to the same period last year and average loan yield decreased 31 basis points. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $8.2 million (5.8%) in the third quarter of 2014 compared to the third quarter of 2013. Commercial loan yield decreased 30 basis points compared to the same prior year period primarily due to the timing and amount of interest income recognized on payoffs of existing and former nonaccrual loans. Commercial loans have continued to decrease due to receipt of scheduled payments, payoffs received from borrowers, payoffs from borrowers’ refinancing with other financial institutions and limited new loan originations. The renewal of maturing loans and origination of new loans in the current lower rate environment will continue to exert downward pressure on our average loan portfolio yields.

For the first nine months of the year, on a tax equivalent basis, interest income decreased $165,000 (2.1%) compared to the same period of 2013. The decrease was due to a decrease in the yield on average earning assets of 40 basis points partially offset by an increase in average earning assets of $21.2 million (8.4%). In general, the decreased yield on average earning assets and increased balance of average earning assets experienced in 2014 resulted from our efforts to increase interest income via the purchase of relatively low yielding investment securities using excess non-interest earning cash balances (otherwise available to fund new loans), in light of the challenging lending environment and sluggish loan originations.

The average balance of securities increased $31.5 million (38.7%) for the first nine months of 2014 compared to the same period in 2013. The increase was due to $86.9 million of investment security purchases made in 2014 funded by excess on-balance sheet liquidity resulting from the December 2013 private placement transaction and run-off in the existing investment and loan portfolios. The yield on average security balances increased 26 basis points for the first nine months of 2014 compared to 2013 due to higher yields on the 2014 security purchases.

Loan average balances decreased $10.2 million (6.0%) in the first nine months of 2014 compared to the same period in 2013. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $9.8 million (6.8%) compared to 2013. Commercial loan yield decreased 22 basis points compared to the same prior year period primarily due to a decrease in interest income recognized on payoffs of nonaccrual loans. Commercial loans have continued to decrease due to receipt of scheduled payments, payoffs received from borrowers, payoffs from borrowers’ refinancing with other financial institutions and limited new loan originations. The renewal of maturing loans and origination of new loans in the current lower rate environment will continue to exert downward pressure on our average loan portfolio yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the third quarter of 2014 decreased $64,000 (27.5%) compared to the third quarter of 2013. This was the result of lower interest rates paid on deposits of 12 basis points combined with lower average balances of $3.6 million (1.8%).

Interest expense on deposits for the first nine months of 2014 decreased $145,000 (20.8%) compared to the same period in 2013. This was a result of lower interest rates paid on deposits of 10 basis points combined with lower average deposit balances of $1.3 million (0.7%). Specifically, the effective rate paid on average MMDA deposits decreased 14 basis points to curb deposit growth given the Bank’s current excess liquidity position. In addition, $1.1 million of brokered deposits which bore interest at 3.50% were repaid in February 2014.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $160.1 million at September 30, 2014 or about 49.7% of total assets. This compares to $145.7 million or about 46.7% of total assets at December 31, 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $27.8 million at September 30, 2014 and $29.1 million at December 31, 2013. The Bank paid off its (non-core) $1.1 million brokered deposit in February 2014. Due to the Bank’s classification as “adequately capitalized” for PCA purposes, it may not renew or issue additional brokered deposits without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See the “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at September 30, 2014 noted above, investment securities with a fair value of approximately $53.9 million were pledged primarily for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis and to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At September 30, 2014, the Bank had a $23.8 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $2.0 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At September 30, 2014, the Bank had no borrowings outstanding against these lines of credit. In addition, during the quarter ended September 30, 2014, the Bank had no short-term borrowings on these lines of credit for liquidity needs or other purposes.

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

Below shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of September 30, 2014:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$42,769	$52,398	$62,049	$590	$157,806
Securities	6,256	16,450	70,676	45,533	138,915
Short term investments	198	-	-	-	198
Total assets	$49,223	$68,848	$132,725	$46,123	$296,919

Liabilities:
NOW, savings, and MMDA	$3,537	$10,608	$56,573	$50,338	$121,056
Time deposits	15,250	26,237	29,780	-	71,267
Total liabilities	$18,787	$36,845	$86,353	$50,338	$192,323

Rate sensitivity GAP:
GAP for period	$30,436	$32,003	$46,372	$(4,215)
Cumulative GAP	30,436	62,439	108,811	104,596

September 30, 2014 cumulative sensitive ratio	2.62	2.12	1.77	154
December 31, 2013 cumulative sensitive ratio	2.94	1.73	1.41	1.22

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 212% asset sensitive at September 30, 2014.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 2.9% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 5.5% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

Loans

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)

Provision for loan losses	$(2,500)	$-	$(2,500)	$(2,250)

In the third quarter of 2014, the Bank recorded $2.5 million of negative provision expense compared to no provision expense in the same prior year period. For the nine months ended September 30, 2014 and 2013, the Bank recognized negative provision expense of $2.5 million and $2.3 million, respectively. Similar to the underlying factors supporting the $2.3 million of negative provision expense recognized in the first quarter of 2013, the $2.5 million of negative provision expense recognized in the current quarter reflects continued decreasing trends in the levels of existing and newly identified nonperforming loans, stabilization in real estate values for certain problem credits, substantially reduced charge-offs and four quarters of trailing net recoveries, and continued shrinkage in the overall loan portfolio relative to conditions faced by the Bank one year ago. Consistent with these improved portfolio trends, continued improvement in our rolling 12 quarter loss history (as significant prior quarter losses have existed the ALLL analysis) indicated the need to reduce the overall level of allowance, via negative provision expense, to reflect the existing reduced level of risk in the loan portfolio. As such, the need for the negative provision largely correlated with the adjustment (i.e., reduction) of loss factors assigned to non-impaired commercial loans for which loss allocations are derived primarily from actual loss history, by portfolio segment and loan grade.

Loan charge offs for the nine months ended September 30, 2014 totaled $348,000 compared to $859,000 recognized during the same prior year period. Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses in its determination of the negative provision expense of $2.5 million for the three and nine months ended September 30, 2014 and determination of the adequacy of the $7.0 million allowance for loan losses at September 30, 2014. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs continue to exit the rolling 12 quarter look back period, management believes it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio.

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

The following table shows the balance and percentage composition of loans as of:

	September 30, 2014		December 31, 2013
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$16,531	10.5%	$17,596	10.7%
Residential home equity/other junior liens	10,409	6.6%	11,236	6.8%
Construction, land development and other land	5,231	3.3%	5,826	3.5%
Commercial (nonfarm, nonresidential)	105,331	66.7%	109,334	66.1%
Commercial	13,996	8.8%	15,019	9.1%
Consumer and Other	6,462	4.1%	6,273	3.8%
Total gross loans	157,960	100.0%	165,284	100.0%
Net unearned fees	(154)		(169)
Total Loans	$157,806		$165,115

The loan portfolio decreased $7.3 million (4.4%) in the nine months ended September 30, 2014. The decrease was experienced predominately within the commercial real estate portfolio (i.e., owner occupied and nonowner occupied) which decreased $4.0 million (3.7%). The combination of unanticipated loan payoffs, receipt of scheduled payments, and transfers to OREO exceeded new loan originations, despite positive traction in our loan growth initiatives. Through the third quarter of 2014, loans secured by residential real estate decreased by $1.9 million (6.6%) as residential mortgages continued to run-off due in part to the Bank’s lack of an in-house residential lending program and borrowers continuing to pay down balances on open lines of credit. Despite efforts to develop new business in order to diversify away from commercial real estate concentrations, commercial loans experienced a net decrease of $1.0 million (6.8%) from December 31, 2013. The net decrease was partially attributable to a significant borrower’s seasonal repayment of an operating line of credit.

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

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At September 30, 2014, December 31, 2013 and September 30, 2013, there were $4.6 million, $7.8 million and $9.4 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Loans and Assets:	September 30, 2014	December 31, 2013	September 30, 2013
	(dollars in thousands)
Nonaccrual loans	$8,020	$11,067	$11,659
Loans past due 90 days and still accruing	-	-	1
Total nonperforming loans	8,020	11,067	11,660
Other real estate	1,072	480	690
Total nonperforming assets	$9,092	$11,547	$12,350

Nonperforming loans as a percent of total loans	5.08%	6.70%	6.98%
Allowance for loan losses as a percent of nonperforming loans	86.81%	83.26%	78.63%
Nonperforming assets as a percent of total loans and other real estate	5.72%	6.97%	7.36%

Nonaccrual loans at September 30, 2014 decreased approximately $3.0 million (27.5%) from December 31, 2013 and $3.6 million (31.2%) from September 30, 2013. The net decrease from December 31, 2013 resulted from the combination of approximately $2.2 million of continued payments and/or payoffs, approximately $2.8 million of loans upgraded to accrual status, and the combination of approximately $1.0 million of loans transferred to other real estate owned and other charge-offs. These decreases were partially offset by $3.0 million of loans moved to nonaccrual status. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of September 30, 2014, approximately $5.9 million (73.1%) of nonperforming loans are making scheduled payments. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Any loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Management regularly evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed on nonaccrual. In addition, loans are generally placed on nonaccrual when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan on nonaccrual even if the borrower is current. Other real estate owned (“OREO”) is comprised of commercial and residential real estate properties and totaled $1.1 million at September 30, 2014 compared to $480,000 at December 31, 2013. Through the third quarter of 2014, three commercial real estate properties totaling $993,000 and one residential mortgage totaling $53,000 were transferred into OREO. During the same period, two OREO properties were sold at gains aggregating to $66,000. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

Since 2007, the decline in real estate sales and valuations in southeast Michigan have significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, during this time the local economies served by the Corporation have been adversely impacted by the restructuring of the automotive market and related industries which in turn, has caused our borrowers to experience declining revenues, diminished cash flows, and reduced collateral values in their businesses. Due to these factors and the prolonged troubled economy, real estate values in general have remained distressed. Although there has been some recent stabilization in values and increased sales activity for certain real estate, because the Corporation continues to carry a relatively high concentration of loans that are secured by real estate, the Corporation continues to experience elevated levels of nonperforming loans and impaired loans relative to historical levels prior to 2007.

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

At September 30, 2014, impaired loans totaled approximately $17.1 million, of which $6.3 million were assigned a specific reserve of $2.1 million. Impaired loans without specific reserve allocations totaled $10.7 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a TDR. Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price.

Of the impaired loans reported at September 30, 2014, $5.2 million were commercial purpose and on nonaccrual status, based on management’s assessment using criteria discussed above. Included in impaired loans at September 30, 2014 were $7.3 million of commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	September 30, 2014			December 31, 2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)
Current	$12,851	$2,693	$15,544	$11,388	$7,110	$18,498
Past due 30-89 days	65	1,802	1,867	-	682	682
Past due 90 days or more	-	115	115	-	2	2
Total troubled debt restructurings	$12,916	$4,610	$17,526	$11,388	$7,794	$19,182

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

Allowance for Loan Losses

The allowance for loan losses at September 30, 2014, was $7.0 million compared to $9.2 million at December 31, 2013, a decrease of $2.2 million. The allowance for loan losses represented 4.41% and 5.58% of gross loans at September 30, 2014 and December 31, 2013, respectively, and provided a coverage ratio to nonperforming loans of 86.81% and 83.26% at each respective period-end.

Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. The impact of actual recent portfolio behavior on the allowance for loan loss calculation and analysis at September 30, 2014, evidenced by successive improving to stable quarterly levels of nonperforming loans, further stabilization of real estate values securing certain problem credits, continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, resulted in our determination to reduce the overall level of allowance and supported recognition of negative provision expense. Should these conditions continue, management believes that it is reasonably likely that future negative provision expense may be required to align the overall level of the allowance with the trending improvement in the underlying credit risk profile of the loan portfolio and the resulting anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that the $2.5 million negative provision for loan losses recognized in the third quarter of 2014 and the resulting $7.0 million allowance as of September 30, 2014 were appropriate.

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

Although updated appraisals received during more recent quarters indicated that property values for collateral on our impaired loans continue to be depressed, the appraisals did not reflect the extent of value erosion relative to that experienced in prior quarters. However, at present, the weak Michigan economy and elevated unemployment levels continue to soften signs of economic recovery in our market area. Consequently, we have continued to allocate reserves for these risks and uncertainties, resulting in reserves above normal levels.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at September 30, 2014, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2014 decreased $102,000 (13.9%) and $284,000 (13.2%) compared to the same respective periods in 2013. The components of noninterest income are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service charges and fees on deposits	$247	$367	$800	$978
Other fees	352	320	939	920
Trust income	25	36	84	115
Gain on available for sale securities	-	-	2	-
Other	9	12	35	131
Total	$633	$735	$1,860	$2,144

For the three and nine months ended September 30, 2014, service charges and fees on deposits decreased compared to the same periods last year. The decrease resulted predominately from lower consumer NSF fee income caused by the Bank’s implementation of new consumer advocacy safeguards, required by regulation, that has resulted in a reduction in both the number of instances and customers perpetually over-drafting their accounts. In addition, lower service charges on deposit accounts contributed to the decrease. Other fees recognized in 2014 surpassed comparable periods in 2013 largely due to receipt of a significant one-time commercial loan prepayment penalty in the third quarter of 2014. Trust income decreased relative to the comparable prior year periods in 2013 as the trust department continued to transfer its fiduciary managed accounts to other trustees as part of a plan to utilize an independent party to provide investment products and services to existing wealth management and retail banking customers. Upon the implementation of this third party relationship in the fourth quarter of 2014, the Bank will begin to recognize revenues under a commission sharing agreement, the amount and timing of which is dependent on our customers’ acceptance and utilization of the services offered through the third-party vendor. Other income represents rental income from tenants occupying certain of the Bank’s other real estate properties owned during the respective periods.

Noninterest Expense

For the three and nine months ended September 30, 2014, noninterest expense increased $129,000 (4.5%) and $270,000 (3.1%), respectively, compared to the same periods in 2013. The components of noninterest expense are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Salaries and employee benefits	$1,643	$1,344	$4,620	$3,974
Occupancy expense	200	222	722	685
Equipment expense	82	88	266	255
Professional and service fees	453	433	1,291	1,264
Loan collection and foreclosed property expense	71	88	160	253
Computer service fees	131	123	388	348
Computer software amortization expense	10	11	29	29
FDIC assessment fees	173	263	424	772
Insurance expense	80	131	300	392
Printing and supplies	32	35	124	121
Net (gain) loss on sale/writedown of OREO and repossessions	(66)	(29)	(66)	(75)
Other	207	178	603	573
Total	$3,016	$2,887	$8,861	$8,591

The most significant component of our noninterest expense is salaries and employee benefits. In the first nine months of 2014, the increase in salaries and employee benefits resulted primarily from additional staffing in our loan and credit departments completed during the second half of 2013 and the hiring of a risk management officer in late 2013. These hires were made to ensure the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices. Compensation expense also increased in the current three and nine month periods due to: i) reinstatement of merit adjustments (for certain eligible staff) which were previously suspended due to the Bank’s financial performance and regulatory condition; ii) reinstatement of 5% salary reductions in effect for certain staff while the Bank was undercapitalized; iii) accrual of a 2014 discretionary employer 401(k) contribution of $75,000 recognized in the third quarter of 2014; and iv) accrual of $147,000 in performance awards for certain staff related to successful recapitalization of the Corporation and progress against Consent Order requirements, also recorded in the third quarter of 2014.

Occupancy expense for the nine months ended September 30, 2014 exceeded the comparable prior year period due to higher snow removal fees incurred during early 2014 and increased property tax expense on the Bank’s branch facilities. These expenses were partially offset by reduced repair and maintenance expenses relative to similar elevated costs incurred in the third quarter of 2013.

Professional and service fees for the three and nine month periods ended September 30, 2014 increased from the comparable prior year periods primarily due to the accrual of $100,000 in vendor contract termination fees in the third quarter of 2014 related to the exit of our Trust department operations. This increase was partially offset by reduced legal fees and network fees.

Loan collection and foreclosed property expense include collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. To date in 2014, the Bank incurred reduced ORE expense and collection costs due to fewer OREO properties and lower levels of problem loans relative to the same period in 2013.

Computer service fees incurred during 2014 increased relative to 2013 due to additional anti-virus software applications and services contracted to safeguard the Bank’s network.

Consistent with the Bank’s improved regulatory capital position, the Bank’s risk profile and related FDIC assessment rate have both improved. The lower assessment rate, assuming the Bank maintains or further enhances its current risk profile (based on current average tangible assets), is expected to provide a minimum annual savings of approximately $500,000 in 2014 relative to 2013 calendar year expense. However, the Bank’s current risk profile and resulting FDIC premium expense remain elevated due to noncompliance with the outstanding Consent Order. The timing or amount of any additional FDIC premium savings is dependent on various factors including the Bank’s ability to maintain the minimum capital ratios required under the Consent Order and the ability to demonstrate a period of satisfactory performance with other requirements of the Consent Order, as assessed by the OCC.

Insurance expense decreased in 2014 due to modifications made to the scope of the Corporation’s D&O liability coverage in light of the Bank’s improved capital and regulatory condition subsequent to the Corporation’s successful recapitalization.

Federal Income Tax Expense

For the nine months ended September 30, 2014, the Corporation recognized current income tax expense based on its alternative minimum taxable income. No regular income tax expense was recognized during the three and nine months ended September 30, 2014 and 2013 due to the Corporation’s tax loss carryforward position. Reported income tax expense in the prior year comparative periods resulted from adjustment of the Corporation’s deferred tax valuation allowance established on previously recorded net deferred tax assets related to the impact of valuation changes in the available for sale investment portfolio.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$31,941	16.48%	$15,509	8.00%	$19,386	10.00%
FNBH Bancorp	33,331	17.17%	15,532	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	29,458	15.20%	7,754	4.00%	11,632	6.00%
FNBH Bancorp	30,844	15.89%	7,766	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	29,458	9.18%	12,843	4.00%	16,053	5.00%
FNBH Bancorp	30,844	9.56%	12,899	4.00%	N/A	N/A

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$28,593	14.57%	$15,705	8.00%	$19,631	10.00%
FNBH Bancorp	29,204	14.86%	15,724	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,052	13.27%	7,852	4.00%	11,779	6.00%
FNBH Bancorp	26,660	13.56%	7,862	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,052	8.67%	12,021	4.00%	15,026	5.00%
FNBH Bancorp	26,660	8.82%	12,097	4.00%	N/A	N/A

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

As of its most recent examination date, which occurred prior to completion of the Corporation’s December 2013 private placement transaction and a March 2014 rights offering, the Corporation is considered a troubled institution due to the critically deficient condition of its subsidiary Bank. However, completion of the aforementioned capital raise transactions enabled the Corporation to take action to support the Bank. Namely, using proceeds from these transactions, the Corporation contributed $15.4 million and $550,000 of additional capital into the Bank in December 2013 and March 2014, respectively. These capital infusions into the Bank by the Corporation enabled the Bank to achieve and maintain the minimum regulatory capital ratios imposed under the Consent Order since December 31, 2013. The Corporation is still required to receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of the Board of Directors, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000 at September 30, 2014 and December 31, 2013. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at September 30, 2014 and December 31, 2013, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

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

FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 205): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the Update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present for each comparative period, the assets and liabilities of a disposal group that included a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. This Update also requires additional disclosures about discontinued operations including pretax profit or loss, and any ongoing involvement with the discontinued operation. The amendments are effective for the annual periods and interim periods within those annual periods beginning December 15, 2014. The impact of adoption of this ASU by the Corporation is not expected to be material.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Disclosure Controls”). The Disclosure Controls are designed to allow the Corporation to reach a reasonable level of assurance that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of the Corporation’s management, including the chief executive officer and the chief financial officer. Based upon the Controls Evaluation and subsequent discussions, the chief executive officer and chief financial officer have concluded that as of September 30, 2014, the Corporation’s Disclosure Controls were effective at a reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2014 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of stock by the Corporation for the three months ended September 30, 2014, except as may have been previously disclosed by the Corporation in a Current Report on Form 8-K.

Item 5. Other Information

Effective November 12, 2014, the Company entered into an Indemnification Agreement with each of the directors, and the Bank entered into an Indemnification Agreement with each of its directors.  The Indemnification Agreements entered into by the Company and the Bank are substantially identical to each other.  Each Indemnification Agreement supplements the indemnification rights available to the director pursuant to the charter documents of the Company or the Bank, as applicable, and generally provide for the maximum indemnification permitted pursuant to applicable law.  This brief description of the Indemnification Agreements is subject to the actual language of the respective Indemnification Agreements, forms of which are attached to this Form 10-Q as Exhibits 10.1 and 10.2.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Form of Indemnification Agreement entered into between FNBH Bancorp, Inc. and each of its directors, effective November 12, 2014.

10.2	Form of Indemnification Agreement entered into between First National Bank in Howell and each of its directors, effective November 12, 2014.

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long, President and Chief Executive Officer
(Principal Executive Officer)

/s/Mark J. Huber
Mark J. Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2014

