Form 10-K
period 2014-12-31
FNBH BANCORP INC
filed 2015-03-31
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates as of June 30, 2014, was $10,995,296.

The number of outstanding shares of common stock (no par value) as of March 31, 2015 was 27,770,423.

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood of additional regulatory enforcement action against our Bank or the Bank’s ability to comply with the existing Consent Order; descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; judgments concerning the likelihood of future negative provision expense and/or reinstatement of net deferred tax assets; predictions as to our Bank’s ability to maintain certain regulatory capital standards, including the impact of Basel III; our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2015; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

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

PART I

Item 1. Business.

FNBH Bancorp, Inc. (the “Corporation”), a Michigan business corporation, is a one-bank holding company, which owns all of the outstanding capital stock of First National Bank in Howell (the “Bank”). The Corporation and the Bank are collectively herein referred to as “FNBH”. The Bank was organized in 1934 as a national banking association. The Corporation was formed in 1988 for the purpose of becoming a holding company for the Bank, which occurred through a transaction effective in May 1989. Our website address is www.fnbh.com. Through our website, we make available free of charge, as soon as reasonably practical after such information has been filed with the Securities and Exchange Commission (the “SEC”), our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with the SEC. Also available on our website are the respective charters of the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as the Corporation’s Code of Ethics for Chief Executive Officer and Senior Financial Officers.

As of December 31, 2014, the Bank had approximately 86 full-time and part-time employees. None of the Bank’s employees are subject to collective bargaining agreements. The Corporation does not directly employ any personnel. The Bank serves primarily five communities, Howell, Brighton, Green Oak Township, Hartland, and Fowlerville, all of which are located in Livingston County. The county has historically been rural in character but has a growing suburban population.

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

In 2013, FNBH completed a recapitalization that caused the Bank to meet the minimum capital ratios required by the Consent Order as of December 31, 2013 and through the current date. That recapitalization included (1) the issuance of 17,510 shares of the Corporation's Series B Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock in a private placement transaction that closed December 11, 2013, which raised aggregate net proceeds of approximately $16.5 million, and (2) the issuance of 2.3 million shares of the Corporation's common stock pursuant to a rights offering registered with the SEC that closed March 27, 2014, which raised aggregate net proceeds of approximately $1.5 million. A total of approximately $16.0 million of these net proceeds have been contributed by the Corporation to the Bank to restore the Bank's capital.

As a result of this recapitalization, the Bank currently remains in compliance with the minimum capital ratios required by the Consent Order. The Bank continues to work to comply with the remaining provisions of the Consent Order, but expects the Consent Order to remain in place for some period of time until the Bank can demonstrate full compliance with its requirements.

Bank Services

The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, wealth management services, collections, night depository, safe deposit box, telephone banking, internet banking, mobile banking, and online bill pay. The Bank maintains correspondent relationships with major banks, pursuant to which the Bank engages in the clearance of checks and certain foreign currency transactions. In addition, the Bank participates with other financial institutions to fund certain large loans which would exceed the Bank’s legal lending limit if made solely by the Bank.

The Bank has a relationship with the Federal Home Loan Bank of Indianapolis (“FHLBI”) where it makes short term investments and where it has a line of credit of $21.8 million of which no amounts were outstanding as of year-end. The Bank also has a relationship with the Federal Reserve Bank of Chicago, where it has a line of credit through the Federal Reserve's discount window of $4.0 million of which no amounts were outstanding at year-end. Each of the lines is collateralized by specific pledged loans and/or investment securities. Due to the Bank’s condition, borrowing availability under the lines is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.

The Bank’s deposits are generated in the normal course of business, and the loss of any one depositor would not have a materially adverse effect on the business of the Bank. As of December 31, 2014 and 2013, the Bank’s certificates of deposit of $100,000 or more constituted approximately 9% and 10% of total deposit liabilities, respectively. The Bank’s deposits are primarily from its service areas, and the Bank does not traditionally seek or encourage large deposits from outside the area.

The Bank’s principal sources of revenue are interest and fees on loans and interest on investment securities. Interest and fees on loans constituted approximately 65% and 70% of total revenues for the years ended December 31, 2014 and 2013. Interest and dividends on investment securities, including short-term investments and certificates of deposit, constituted approximately 15% of total revenues in 2014 and 9% of total revenues in 2013. Revenues were also generated from deposit service charges and other financial service fees.

The Bank provides loans secured by real estate and consumer and commercial loans to customers in its market. As of December 31, 2014, 87% of outstanding loans were secured by real estate of which 81% were secured by non-farm, non-residential properties or construction and land development loans. The Bank’s loan portfolio is comprised of 63% fixed rate and 37% variable rate loans. Most of the Bank’s loans, approximately 75%, mature within five years. Loans with fixed rates totaling approximately $15.6 million (or about 10% of the Bank’s total loan portfolio) have remaining balances that mature after five years. Sixty-four percent of the Bank’s interest-bearing deposits are in NOW, savings, and MMDAs, all of which are variable rate products. As of December 31, 2014, certificates of deposits totaled approximately $68.2 million with $38.9 million maturing within a year, and the majority of the balance maturing within a five year period.

Requests to the Bank for credit are considered on the basis of the creditworthiness of each applicant, without consideration to race, color, religion, national origin, sex, marital status, physical handicap, age, or the receipt of income from public assistance programs. Consideration is also given to the applicant’s capacity for repayment, collateral, capital and alternative sources of repayment. Loan applications are accepted at all the Bank’s offices and are approved under each lending officer’s authority. Request for loans from borrowers with aggregate indebtedness to the Bank in excess of $1.5 million are required to be presented to the Board of Directors or the Executive Committee of the Board for review and approval.

As described in more detail below, FNBH’s cumulative one year gap ratio of rate sensitive assets to rate sensitive liabilities was 232% and 173% asset sensitive at December 31, 2014 and 2013, respectively. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below.

The Bank sells participations in commercial loans to other financial institutions approved by the Bank for the purpose of meeting legal lending limit requirements or loan concentration considerations. Loans are classified as held for investment unless management does not have the intent or ability to hold the loans for the foreseeable future, or until maturity or payoff. The Bank utilizes a third party vendor to provide residential mortgage loans to Bank customers. The Bank also may purchase loans that meet its normal credit standards.

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

Bank Competition

The Bank has eight offices within the five communities it serves, all of which are located in Livingston County, Michigan. Three of the offices, including the main office, are located in Howell. There are two facilities in Brighton, and one each in Green Oak Township, Hartland, and Fowlerville. See “Properties” below for more detail on these facilities. Within these communities, the Bank’s principal competitors are JP Morgan Chase Bank, Fifth Third Bank, PNC Bank, FirstMerit Bank, Comerica Bank, TCF Bank and Bank of America. Each of these financial institutions, all of which are headquartered in larger metropolitan areas, has significantly greater assets and financial resources than FNBH. Among the principal competitors in the communities in which the Bank operates, the Bank is the only financial institution with a local community headquarters. Based on deposit information as of June 30, 2014, the Bank holds approximately 13.0% of local deposits, compared to approximately 14.4% held by JP Morgan Chase Bank, approximately 12.9% by Fifth Third Bank, approximately 11.5% held by PNC Bank, approximately 9.5% held by Comerica Bank, approximately 9.1% held by FirstMerit Bank, and approximately 8.8% held by TCF Bank. Information as to asset size of competitor financial institutions is derived from publicly available reports filed by and with regulatory agencies. Within the Bank’s markets, JP Morgan Chase Bank operates six branch offices, Fifth Third Bank maintains five branch offices, PNC Bank operates six branch offices, Comerica Bank has three branch offices, FirstMerit Bank has five offices, and TCF Bank has three branch offices. Management is not aware of any plans by these financial institutions to expand their presence in the Bank’s market.

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

Condition of FNBH

The following table sets forth certain information regarding the consolidated condition of FNBH:

	Balances as of December 31,
	(in thousands)
	2014	2013	2012	2011	2010
Total Assets	$322,826	$312,290	$296,871	$292,080	$305,341
Loans	160,046	165,115	180,191	208,844	235,938
Securities	133,315	68,459	73,365	33,104	28,171
Noninterest-Bearing Deposits	102,258	93,953	95,779	83,506	62,294
Interest-Bearing Deposits	188,121	191,360	191,903	200,147	230,986
Total Deposits	290,379	285,313	287,682	283,652	293,280
Shareholders' Equity	31,144	25,106	7,369	6,610	10,134

In 2014, loans decreased as management continued its focus on asset quality improvement and remediation of problem loans. In addition, limited loan demand by creditworthy borrowers and increased market competition curtailed new loan originations during 2014. In response to the loan run-off and excess funding levels experienced during 2014, management acted to support earnings through investment purchases. During 2014 average total deposits remained relatively comparable to 2013 due to the strength and stability of the Bank’s core deposit base as maturing time deposits shifted to demand, savings and money market deposits. Shareholders’ equity increased in 2014 due to net income of $3.1 million, completion of a rights offering which raised approximately $1.5 million in equity, and $1.5 million of other comprehensive income related to appreciation in the available for sale investment portfolio.

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

New Capital Rules Under Basel III. On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”) which is effective beginning January 1, 2015, with additional phase-in requirements through January 1, 2019. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The application of the New Capital Rules to our organization is described below under "The Corporation – Capital Requirements" and “The Bank – Capital Requirements”.

Volcker Rule. The federal banking agencies and the SEC published final regulations to implement the Volcker Rule on December 10, 2013. The Volcker rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring “covered funds” (e.g., hedge funds and private equity funds). The final rule became effective April 1, 2014, with full compliance generally required by July 31, 2015. We do not currently expect implementation of the Volcker Rule to have a material impact on our business as we believe our investment activity will involve only investments exempt from the Volcker Rule.

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

Because of the condition of the Corporation and the Bank, the Corporation is required to receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of board members, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for small bank holding companies with assets of less than $500 million: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest risk, concentration of credit risk and risks from non-traditional activities. The Federal Reserve has not advised FNBH of any specific capital ratios applicable to it. Moreover, as a bank holding company with less than $500 million in assets, FNBH is not subject to the New Capital Rules under Basel III as described above.

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

In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution, a corporation can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Corporation's Articles of Incorporation authorize the issuance of up to 30,000 shares of preferred stock, with such rights, preferences, and designations as determined by the Board of Directors. In October 2011, the Corporation designated 10,000 of these shares of preferred stock as Series A Junior Participating Preferred Stock (the “Series A Preferred Shares”) in connection with its Tax Benefits Preservation Plan. In December 2013, the Corporation designated the remaining 20,000 of these preferred shares as Series B Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock (the “Series B Preferred Shares”) for issuance in connection with the Corporation's private placement transaction. In May 2014, the 17,510 outstanding shares of Series B Preferred Shares issued in the December 2013 private placement offering were converted into 25,014,256 shares of common stock. At December 31, 2014, no Series B Preferred Shares are issued and outstanding. No Series A Preferred Shares have been issued.

Federal Securities Regulation. The Corporation’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Corporation is subject to the information, proxy solicitation, insider trading and other rules and requirements of the SEC under the Exchange Act. Pursuant to an exemption from registration available under federal securities laws, the Corporation's Series B Preferred Shares (issued in the December 2013 private placement transaction) were not registered with the SEC or any applicable state securities laws. None of the Corporation’s securities are listed for trading on any national or regional securities exchange.

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

Beginning January 1, 2015, the Bank is subject to the New Capital Rules Under Basel III described above. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. We believe that the Bank currently exceeds all the capital ratio requirements of the New Capital Rules.

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

On October 31, 2013, the Bank consented to the issuance of a new Consent Order with the OCC to replace a prior Consent Order issued September 24, 2009. The new Consent Order continues to require the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets (which were also the minimum capital ratios required by the 2009 Consent Order). As a result of the Corporation's completion of the private placement transaction and shareholder rights offering in December 2013 and March 2014, respectively, and the subsequent contributions of $15.4 million and $550,000 of equity capital to the Bank, the Bank has satisfied the minimum capital ratios required by the Consent Order since December 31, 2013 and through the current date.

Although the Bank's capital ratios exceed those required for a well-capitalized institution, as shown in the table above, the Bank is currently considered to be “adequately capitalized” for purposes of the OCC's Prompt Corrective Action (“PCA”) powers. At December 31, 2014 and through the current date, the Bank does not meet the definition of “well-capitalized” because it remains subject to the Consent Order issued by the OCC. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

The Consent Order requires management to take a number of actions, including achieving and maintaining certain minimum regulatory capital ratios. The Corporation completed a private placement transaction in December 2013 and a shareholder rights offering in March 2014, which raised sufficient additional capital that was contributed into the Bank to meet these minimum capital ratios as of December 31, 2013 and through the current date. However, there is no assurance that the Bank will be able to maintain these minimum capital ratios in 2015 or thereafter. If the Bank's capital ratios fall below the minimum ratios required by the Consent Order and the Corporation lacks a sufficient amount of cash to contribute to the Bank or if we are not able to raise additional capital or take other steps to increase the capital ratios, it is possible the OCC will take additional regulatory enforcement action against our Bank or require the Bank to remain subject to the Consent Order for an extended period of time.

In addition to the minimum capital ratios, the Consent Order requires the Board of Directors and management of the Bank to take a number of actions designed to improve the Bank's operations, including several measures intended to enhance the Bank's risk management policies and practices. Moreover, the Bank must demonstrate the sufficiency and effectiveness of improvements made to its operations and risk management policies and practices to gain compliance with the Consent Order. In addition, the Bank has previously been cited for various violations of laws and regulations. It is possible our efforts to comply with the requirements of the Consent Order will not be sufficient for the Bank to be deemed in compliance with the Consent Order or will not sufficiently improve our risk management policies and practices. As a result, there continues to be a risk of further regulatory enforcement action against our Bank. In addition, our financial condition and results of operations may be more susceptible to adverse consequences until our risk management policies and practices have been sufficiently improved.

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

As of December 31, 2014, approximately 83% of the Bank’s loan portfolio is commercial purpose loans. Of these commercial purpose loans, approximately 85% are loans secured by commercial real estate, primarily including owner occupied and non-owner occupied properties, construction and land development properties, and single family home construction. Commercial loans are generally viewed as having more inherent risk of default than residential mortgages or consumer loans. Also, the commercial loan balance per borrower is generally greater than that of a residential mortgage loan or consumer loan, inferring higher potential losses on an individual loan basis.

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

Our operations are primarily limited to Livingston County and surrounding areas; and, therefore, our success depends to a great extent upon the general economic conditions of such region. In general, the economy of the State of Michigan has suffered in recent years as a result of the struggling automotive industry and other factors. According to data published by the federal Bureau of Labor Statistics, Michigan’s unemployment rate in December 2014 was 6.4%, improved from 8.4% in December 2013, but still among the worst of all states. Unlike larger banks that are more geographically diversified, our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted, to a greater extent, by local economic conditions.

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

A large majority of our loans are secured by commercial and residential real estate. As of December 31, 2014, 87% of our outstanding loans were secured by real estate of which 81% were secured by non-farm, non-residential properties or were construction and land development loans. While cash flows from our commercial customers’ business operations are intended to provide for repayment of their loans, further declines in the economy may impact their ability to do so. The Bank relies on the underlying collateral of a loan as the secondary source of repayment. Dramatic declines in the commercial and residential real estate markets in recent years, as evidenced by falling prices and foreclosures, have resulted in, and may continue to result in, significant write-downs of our asset values. For example, the average median value of an owner-occupied residence in our primary market area of Livingston County between 2008 and 2012 was $191,000, a decline of almost 12% from the average median value of $216,400 between 2006 and 2010. (Source: USA.com) If collateral values continue to decline because of further declines in the overall real estate market, the Bank may incur increased loan losses.

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

Provisions of our Articles of Incorporation and certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. In addition, we have a Tax Benefits Preservation Plan that is intended to discourage any person from acquiring 5% or more of our outstanding stock (with certain limited exceptions). The combination of these provisions may inhibit a merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

We rely heavily on our management team, including our loan officers, and the unexpected loss of key employees may adversely affect our operations.

As a community bank, our success depends largely on our ability to attract and to retain key employees who are experienced in banking and financial services and who have developed relationships within the communities served by our Bank. Our ability to retain these key employees will continue to be important to our business and financial results. None of the Bank’s employees are subject to employment agreements or any formal non-compete agreement. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank operates from eight facilities, located in five communities, in Livingston County, Michigan. The executive offices of the Corporation are located at the Bank’s main office, 101 East Grand River, Howell, Michigan. The Bank maintains two branches in Howell at 4299 East Grand River and 2400 West Grand River. The Bank also maintains branch offices at 9911 East Grand River, Brighton, Michigan; 8080 Challis Road, Brighton, Michigan; 760 South Grand Avenue, Fowlerville, Michigan; 10700 Highland Road, Hartland, Michigan; and 9775 M-36, Whitmore Lake, Michigan. All of the offices have ATM machines and all except the West Grand River branch, which is in a grocery store, have drive-up services. All of the properties are owned by the Bank except for the West Grand River branch, which is leased from a third party. The lease is for five years with two five-year renewal options, expiring September 2022. The average lease payment over the remaining life of the lease is $4,000 monthly.

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

The Corporation’s executive officers as of March 31, 2015 are as follows:

Ronald L. Long  (Age 55), President, Chief Executive Officer, since May 12, 2008; Senior Vice President and Senior Business Development Officer, Independent Bank from October 2007 through January 2008; President and Chief Executive Officer, Independent Bank East Michigan from 1993 through September 2007.

Mark J. Huber (Age 46), Senior Vice President, Chief Financial Officer, since June 4, 2009; Senior Manager, specializing in financial institutions, with Plante & Moran, PLLC from 1993 – 2009.

Gerald Moyer (Age 61), Senior Vice President, Commercial Loan Officer since April 13, 2009; Chief Work Out Officer August 16, 2008 – April 12, 2009; Vice President, Commercial Loan Officer April 21, 2008 – August 15, 2008; Vice President and Senior Relationship Manager, Private Financial Group, with Huntington National Bank from June 2001 – March 2008.

Daniel J. Wollschlager (Age 64), Senior Vice President, Chief Credit Officer, since October 27, 2011; Executive Vice President, Senior Lending Officer and Director, the State Bank from October 2008 to October 2011; Chief Executive Officer and Chief Credit Officer and Director, Main Street Bank from September 2007 to October 2008; Principal, BBK, LTD. from September 2004 to September 2007; Executive Vice President, Corporate Special Assets Manager, National City Bank (Cleveland, OH) from 2002 - 2004. Mr. Wollschlager will be retiring from the Bank effective May 4, 2015.

Rick James (Age 52), Senior Vice President Enterprise Risk Management, since November 25, 2013, Director of Enterprise Risk Reporting at Capitol Bancorp Ltd. from January 2010 through November 2013; Vice President – Office of the Chairman, Capitol Bancorp Ltd., January 2008 through February 2010; Vice President - Bank Performance, Capitol Bancorp Ltd., April 2003 through January 2008; Vice President of Loan Administration and of Commercial Lending at Ann Arbor Commerce Bank March 1994 through April 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Corporation’s common stock is not listed on any national securities exchange; however, the common stock is quoted on the OTC bulletin board under the symbol “FNHM”. High and low closing prices of our common stock for each quarter for the years ended December 31, 2014 and 2013 are set forth below. No dividends were declared on common stock during 2014 and 2013. The approximate number of holders of record of our common stock as of March 15, 2015 was 850.

	2014			2013
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$2.81	$1.10	$-	$2.01	$1.14	$-
Second Quarter	$1.13	$0.94	$-	$2.50	$1.40	$-
Third Quarter	$1.11	$0.95	$-	$1.50	$1.00	$-
Fourth Quarter	$1.07	$0.86	$-	$3.00	$0.95	$-

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

The Corporation did not repurchase any of its stock during the fourth quarter of 2014, nor has the Corporation’s Board adopted or approved a stock repurchase program.

Item 6. Selected Financial Data.

SUMMARY FINANCIAL DATA

	2014	2013	2012	2011	2010
(in thousands, except per share data)
Statement of Operations Data:
Interest income	$10,239	$10,455	$11,064	$12,692	$14,227
Interest expense	703	925	1,092	1,571	2,496
Net interest income	9,536	9,530	9,972	11,121	11,731
Provision for loan losses	(2,500)	(2,250)	1,325	6,200	5,975
Noninterest income	2,422	2,865	3,271	2,922	3,225
Gain (loss) on available for sale securities (1)	2	-	(3)	337	329
Noninterest expense	11,390	11,567	11,690	11,753	13,146
Income (loss) before federal income taxes	3,070	3,078	225	(3,573)	(3,836)
Net income (loss)	3,050	2,974	329	(3,573)	(3,893)
Per Share Data(2) (3):
Basic and diluted net income (loss) per share	$0.11	$1.57	$0.72	$(7.81)	$(8.53)
Dividends paid	-	-	-	-	-
Weighted average basic and diluted shares outstanding	27,228,196	1,896,613	457,416	457,318	456,633
Balance Sheet Data:
Total assets	$322,826	$312,290	$296,871	$292,080	$305,341
Loans, gross	160,046	165,115	180,191	208,844	235,938
Allowance for loan losses	7,109	9,214	11,769	12,690	13,970
Deposits	290,379	285,313	287,682	283,652	293,280
Shareholders' equity	31,144	25,106	7,369	6,610	10,134
Ratios:
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Average equity to average asset ratio	8.99%	3.37%	2.35%	2.96%	4.31%

(1)	Included in noninterest income in the “Consolidated Statements of Operations” and discussed under the caption “Noninterest Income” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	Per share data and number of shares are adjusted to reflect the 1-for-7 reverse stock split effective October 3, 2011.
(3)	2014 and 2013 per share data and number of shares include 17,510 shares of Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B, converted to common shares at a rate reflecting a price per common share of $0.70.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion provides additional information to assess the consolidated financial condition and results of operations of FNBH Bancorp, Inc. (the “Corporation”) and its subsidiary bank (the “Bank”). This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

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

The Bank has been subject to regulatory enforcement actions since 2008. The level of regulatory enforcement action taken against the Bank by the Office of the Comptroller of the Currency (OCC) escalated from a formal agreement entered in October 2008 to the issuance of a Consent Order in September 2009, which was subsequently revised and reissued as a new Consent Order in October 2013 (the “Consent Order”). Pursuant to the new Consent Order, the Bank continues to be required to maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. The Bank has satisfied these required minimum ratios since December 31, 2013 due to receipt of a $15.4 million capital infusion from the Corporation using proceeds from a private placement transaction completed by the Corporation in December 2013. In addition, on March 28, 2014, the Corporation provided a second capital infusion to the Bank of $550,000 using proceeds from the issuance of 2.3 million shares of its common stock in a rights offering registered with the SEC which closed on March 27, 2014. Based on our projections, the Corporation currently expects that the Bank will be able to maintain the required capital ratios throughout 2015. However, there is no guarantee that this will occur. Please see "Capital" below for more details.

In addition, despite exceeding minimum regulatory capital ratios for a well-capitalized institution at December 31, 2014, the Bank is presently categorized as “adequately capitalized” for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers because the Bank remains subject to the new Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) restrictions on the payment of dividends, capital distributions and management fees, (2) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (3) prohibitions on the acceptance of employee benefit plan deposits, (4) restrictions on interest rates paid on deposits, and (5) restrictions on the acceptance, renewal, or roll-over of brokered deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

The Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. It will be imperative for the Bank to comply with these requirements in order to avoid further regulatory enforcement action. As long as the Bank is subject to the Consent Order, the financial performance of the Corporation will be adversely impacted by elevated FDIC insurance premiums paid by the Bank and ongoing costs incurred to correct deficiencies underlying the requirements of the Consent Order. The Corporation also remains challenged to a great extent by the economic conditions in Livingston County and the surrounding area. The Corporation has in general experienced a slowing or stagnant economy in Michigan since 2001. In particular, Michigan’s current unemployment rate of approximately 6.4%, although improved from highs near 14% during 2009, remains among the worst for all states. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

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

Although improved significantly from December 31, 2013, our nonperforming assets comprise approximately 26% of our capital plus allowance for loan losses at December 31, 2014. As described elsewhere in this Form 10-K, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses and still maintain the minimum capital levels required under the Consent Order.

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

It is against this backdrop that we discuss our financial condition and results of operations in 2014 as compared to earlier periods.

FINANCIAL CONDITION

Total assets were $322.8 million at December 31, 2014 compared to $312.3 million at December 31, 2013; an increase of $10.5 million (3.4%). Cash and cash equivalents decreased by $51.7 million (66.2%) to $26.3 million at December 31, 2014. Investment securities increased $64.9 million (94.7%) to $133.3 million and gross loans decreased $5.1 million (3.1%) to $160.0 million. Deposits increased $5.1 million (1.8%) to $290.4 million. Shareholders’ equity increased $6.0 million (24.1%) to $31.1 million.

Cash and Due from Banks

During 2014, in response to the difficult lending environment, management acted to support earnings through purchases of investment securities which decreased cash and due from banks balances by $51.7 million.

Securities

During 2014, investments securities increased $64.9 million due to the purchase of $86.9 million of securities offset by proceeds from principal pay downs of $18.8 million, a call of $3.3 million, sale proceeds of $200,000, net amortization of $1.2 million, and a $1.5 million decrease in the portfolio’s net unrealized losses.

The following table sets forth the fair value of available for sale securities and the book value of other securities at December 31:

	2014	2013	2012
	(in thousands)
Available for sale securities:
Mortgage-backed/CMO	$107,137	$65,169	$67,862
U.S. Agency	23,130	-	3,007
Obligations of state and political subdivisions	1,605	1,794	1,580
Preferred stock	303	717	137
Total available for sale securities	$132,175	$67,680	$72,586
Other securities:
FRB stock	$523	$44	$44
FHLBI stock	617	735	735
Total other securities	$1,140	$779	$779

The following sets forth the fair value contractual maturities of securities at December 31, 2014 and the weighted average coupon rate of such securities:

	Maturing Within One Year		Maturing After One but Within Five Years		Maturing After Five but Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Mortgage-backed/CMO	$-	-	$-	-	$17,914	2.98%	$89,223	3.10%
U.S. Agency	4,023	0.94%	17,101	1.21%	2,006	2.33%	-	-
Obligations of states and political subdivisions	255	3.00%	505	0.86%	306	4.00%	539	4.14%
Preferred stock	-	-	-	-	-	-	303	-
FRB stock	-	-	-	-	-	-	-	5.86%
FHLBI stock	-	-	-	-	-	-	-	4.99%
Total	$4,278	1.06	$17,606	1.20%	$20,226	2.93%	$90,065	3.12%

Tax equivalent adjustment for calculation of yield	$-		$-		$7		$12

The rates set forth in the table below for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:

	Tax-Exempt		Equivalent
	Rate	Adjustment	Basis
Under 1 year	-	-	-
1-5 years	-	-	-
5-10 years	4.00%	2.25%	6.25%
10 years or more	4.14%	2.25%	6.39%

The following shows the percentage composition of the securities portfolio as of December 31:

	2014	2013	2012
Mortgage-backed/CMO	80.4%	95.2%	92.5%
U.S. Agency	17.3%	0.0%	4.1%
Obilgations of state and political subdivisions	1.2%	2.6%	2.2%
Preferred stock	0.2%	1.1%	0.2%
Other	0.9%	1.1%	1.0%
Total securities	100.0%	100.0%	100.0%

Loans

The senior management and Board of Directors of the Bank retain the authority and responsibility for credit decisions. We have adopted uniform underwriting standards documented in our various loan policies. Our delegated loan authorities and loan committee structure attempt to provide requisite controls and promote compliance with such established underwriting standards. Loans to a borrower with aggregate indebtedness in excess of $1.5 million are approved by a committee of the Board or the entire Board. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from incurring significant credit losses in our lending activities and, in fact, our loan losses were elevated from 2007 through 2012 relative to prior historical levels.

The loan portfolio decreased $5.1 million (3.1%) in 2014. The decrease was attributable in part to receipt of scheduled payments from our borrowers and pay-offs received as borrowers refinanced at other financial institutions. In addition, loan charge offs incurred in 2014 reduced loans by $474,000. These factors, coupled with limited loan demand by creditworthy borrowers and increased market competition, reduced loans outstanding during 2014.

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

The following shows the balance and percentage composition of loans as of December 31:

	2014		2013		2012		2011		2010
	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent	Balances	Percent
	(in thousands)		(in thousands)
Secured by real estate:
Residential first mortgage	$15,880	9.9%	$17,596	10.7%	$19,782	11.0%	$21,755	10.4%	$24,546	10.4%
Residential home equity/other junior liens	10,827	6.8%	11,236	6.8%	10,040	5.6%	12,246	5.9%	14,967	6.3%
Construction, land development and other land	5,050	3.2%	5,826	3.5%	8,741	4.8%	13,918	6.7%	19,641	8.3%
Commercial (nonfarm, nonresidential)	106,874	66.7%	109,334	66.1%	120,617	66.9%	142,539	68.2%	155,006	65.7%
Commercial	15,130	9.4%	15,019	9.1%	16,112	8.9%	13,590	6.5%	16,196	6.9%
Consumer and Other	6,444	4.0%	6,273	3.8%	5,103	2.8%	4,992	2.3%	5,784	2.4%
Total gross loans	160,205	100.0%	165,284	100.0%	180,395	100.0%	209,040	100.0%	236,140	100.0%
Net unearned fees	(159)		(169)		(204)		(196)		(202)
Total Loans	$160,046		$165,115		$180,191		$208,844		$235,938

Loans secured by residential first mortgages decreased $1.7 million (9.8%) in 2014 as the mortgage loan portfolio experienced runoff from scheduled payments, payoffs, charge offs and transfers into other real estate upon foreclosure. Since 2010 and through the current date, the Bank’s ability to originate residential mortgage loans is constrained by the lack of an in-house residential lending program and reliance on a third-party to provide residential mortgage loans to the Bank’s customers. Consequently, during this time the portfolio has continued to self-liquidate absent the opportunity to portfolio newly originated residential mortgages.

Despite the continued and relatively low interest rates during 2014, coupled with improved residential property values compared to recent prior year depressed property values, loans secured by residential equity liens decreased modestly in 2014 by $409,000 (3.6%) as repayments outpaced draws and new originations. At December 31, 2014, the Bank had $3.8 million of home equity interest-only loans; none of these loans were originated at low promotional rates.

Construction, land development and other land loans at December 31, 2014 totaled $5.0 million and included $4.4 million of loans secured by non 1-4 family residential properties and $600,000 secured by 1-4 family residential construction loans. During 2014, these loans experienced a decline of $776,000 (13.3%) attributable primarily to self-liquidation of the portfolio through receipt of scheduled payments and the Bank’s desire for continued diversification away from these higher risk loans given the relatively poor economic conditions for real estate development. Minimal charge offs were incurred for this portfolio in 2014 due to significant impairment charges recognized in prior years when real estate values experienced dramatic declines. Additionally, no new money construction or land development loans were originated in 2014.

Commercial real estate loans (nonfarm and nonresidential) decreased $2.5 million (2.2%) from 2013 to 2014. The decrease resulted in part from receipt of scheduled payments from performing borrowers and pay-offs received from borrowers refinancing at other financial institutions. At December 31, 2014, the commercial real estate portfolio includes: $56.9 million of loans secured by non-owner occupied properties, $47.4 million of loans secured by owner occupied properties, and $2.6 million of loans secured by multifamily housing. The Bank’s ability to originate new money owner and non-owner occupied commercial real estate loans during 2014 was restricted by the Bank’s regulatory condition and loan concentration levels. Additionally, competition from other financial institutions and limited demand from creditworthy borrowers further limited new lending opportunities.

Commercial loans experienced a slight net increase of $111,000 (0.7%) in 2014. These types of loans are made to finance commercial and industrial businesses and are not secured by real estate. As such, these loans present a desirable addition to the Bank’s existing and heavily concentrated real estate portfolio. However, during 2014, lending opportunities for commercial and industrial loans remained limited as businesses continued to be cautious of the economy’s resiliency and as competition for these loans from other financial institutions intensified.

Consumer and other loans increased approximately $171,000 (2.7%) from 2013 to 2014 The net increase primarily resulted from growth in the Bank’s consumer auto loan portfolio following promotional efforts designed to diversify the Bank’s loan portfolio into more retail lending given the existing commercial real estate concentrations.

The following shows the amount of commercial, financial, and agricultural loans outstanding as of December 31, 2014, which based on remaining scheduled repayments of principal, mature in the periods indicated:

	Loans Maturing
		After One
	Within One	but Within	After Five
	Year	Five Years	Years	Total
	(in thousands)
Secured by Real Estate:
Construction, land development and other land loans	$2,857	$2,193	$-	$5,050
Other (secured by commercial and multi-family)	29,439	61,365	16,070	106,874
Commercial (secured by business assets or unsecured)	7,993	5,622	1,514	15,129
Other (loans to farmers, and overdrafts)	-	-	-	-
Totals	$40,289	$69,180	$17,584	$127,053

Below is a schedule of amounts due after one year which are classified according to their sensitivity to changes in interest rates:

	Interest Sensitivity
	Fixed Rate	Variable Rate
	(in thousands)
Due after one but within five years	$52,776	$16,404
Due after five years	12,226	5,358

At December 31, 2014 and 2013, the Bank’s loan portfolio included significant industry concentrations for: lessors of non-residential building operators, lessors of mini warehouses/self-storage, lessors of residential buildings and dwellings, hotels and motels, and new single family home builders. Management determines such concentrations using NAICS codes and regulatory standards that define significant concentrations as greater than 25 percent of the Bank’s capital, inclusive of the allowance for loan losses. In addition, management believes the Bank’s most significant loan portfolio concentration and exposure relates to loans secured by real estate. There were no foreign loans outstanding at December 31, 2014.

The future size of the loan portfolio is dependent upon a number of economic, competitive and regulatory factors faced by the Bank. In light of the economic and regulatory challenges currently impacting the Bank, we anticipate that our efforts to achieve meaningful, quality and prudent loan growth within our concentration limits may be difficult during 2015. Moreover, any further declines in the loan portfolio caused by regulatory restrictions on the Bank’s ability to make new loans, a lack of loan demand by qualified borrowers, or competition that leads to unanticipated payoffs of our existing loans or lower relative pricing on new loans could adversely impact our future operating results.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At December 31, 2014 and 2013, there were $4.3 million and $7.8 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below as of December 31:

Nonperforming Loans and Assets:	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans	$8,304	$11,067	$12,839	$22,962	$30,858
Loans past due 90 days and still accruing	4	-	201	9	-
Total nonperforming loans	8,308	11,067	13,040	22,971	30,858
Other real estate	1,174	480	3,427	3,026	4,294
Total nonperforming assets	$9,482	$11,547	$16,467	$25,997	$35,152

Nonperforming loans as a percent of total loans	5.19%	6.70%	7.24%	11.00%	13.08%
Allowance for loan losses as a percent of nonperforming loans	85.57%	83.26%	90.25%	55.25%	45.27%
Nonperforming assets as a percent of total loans and other real estate	5.88%	6.97%	8.97%	12.27%	14.63%

There were no other interest bearing assets at December 31, 2014 that would be required to be disclosed under Item III(C) of Guide 3 of the Securities Act Industry Guide, if such assets were loans.

The following shows nonperforming loans by type of loan collateral and percentage composition of nonperforming loans as of December 31:

Nonperforming Loans	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Secured by real estate:	(in thousands)
Residential first mortgage	$2,902	34.9%	$2,504	22.6%	$3,147	22.9%
Residential home equity/other junior liens	249	3.0%	375	3.4%	441	3.4%
Construction and land development and farmland	1,692	20.4%	1,849	16.7%	2,391	18.6%
Commercial real estate (nonfarm, nonresidential)	3,113	37.5%	6,203	56.1%	6,672	52.0%
Commercial	233	2.8%	12	0.1%	264	2.1%
Consumer and Other	119	1.4%	124	1.1%	125	1.0%
Total nonperforming loans	$8,308	100.0%	$11,067	100.0%	$13,040	100.0%

At December 31, 2014, nonperforming loans decreased $2.8 million (24.9%) from December 31, 2013. The net decrease resulted from the combination of: payoffs, settlements, and continued receipt of payments from borrowers totaling approximately $2.7 million; upgrades of approximately $2.9 million of loans now demonstrating both improved cash flows and established payment history following the culmination of successful work-outs and/or restructurings; approximately $163,000 of charge offs; and the transfer of six loans for approximately $1.3 million to other real estate owned. Offsetting these decreases, approximately $4.3 million of new nonperforming loans were identified in 2014, including one loan totaling $4,000 past due greater than 90 days and still accruing interest at December 31, 2014. These loans were comprised principally of commercial real estate loans. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of December 31, 2014, approximately $7.3 million (87.7%) of nonperforming loans are making scheduled payments on their loans. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectibility and uncollectible balances are promptly charged off.

Management regularly evaluates the condition of problem credits and when reduced cash flows coupled with collateral shortfalls are evident, the loans are placed on nonaccrual. In addition, loans are generally placed on nonaccrual when principal or interest is past due ninety days or more. If management believes there is significant risk of not collecting full principal and interest, we may elect to place the loan on nonaccrual even if the borrower is current. Based on the reduced velocity of newly identified problem loans and remediation plans for existing problem loans, we anticipate other real estate owned to trend lower during 2015 as the Bank manages through the remaining problem loan portfolio.

Other real estate owned (“OREO”) is comprised primarily of commercial real estate properties and totaled $1.2 million at December 31, 2014 compared to $480,000 at December 31, 2013. During 2014, OREO additions included four commercial real estate properties and two residential properties totaling approximately $1.3 million. Cost basis, as determined at the time of transfer into OREO based on current appraisals less estimated selling costs, included approximately $140,000 of fair value adjustments recognized as $96,000 of recoveries and $44,000 of valuation adjustments. OREO activity in 2014 also included the sale of four properties for $670,000 which generated gains of $79,000. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure.

Since 2007, the decline in real estate sales and valuations in southeast Michigan has significantly and adversely impacted the quality of the Corporation’s portfolio of loans secured by real estate. In addition, during this time the local economies served by the Corporation have been adversely impacted by the restructuring of the automotive market and related industries which in turn, has caused our borrowers to experience declining revenues, diminished cash flows, and reduced collateral values in their businesses. Due to these factors and the prolonged troubled economy, real estate values in general have remained distressed. Although there has been some recent stabilization in values and increased sales activity for certain real estate, because the Corporation continues to carry a relatively high concentration of loans secured by real estate, the Corporation continues to experience elevated levels of nonperforming loans and impaired loans relative to historical levels prior to 2007.

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

At December 31, 2014, impaired loans totaled approximately $12.6 million, of which $3.5 million were assigned a specific reserve of $1.7 million. Impaired loans without specific reserve allocations totaled $9.1 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a troubled debt restructuring (“TDR”). Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price. Impaired loans totaled $19.1 million at December 31, 2013 and $22.9 million at December 31, 2012. Impaired loans had specific reserves of $2.4 million at December 31, 2013 and $1.7 million at December 31, 2012.

Of the impaired loans reported at December 31, 2014, $5.6 million were on nonaccrual status, based on management’s assessment using criteria discussed above and $5.3 million are commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following summarizes the troubled debt restructuring component of impaired loans at:

	December 31, 2014			December 31, 2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)			(in thousands)

Current	$7,879	$3,773	$11,652	$11,388	$7,110	$18,498
Past due 30-89 days	5	123	128	-	682	682
Past due 90 days or more	-	393	393	-	2	2
Total troubled debt restructurings	$7,884	$4,289	$12,173	$11,388	$7,794	$19,182

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

Allowance for Loan Losses

The allowance for loan losses totaled $7.1 million at December 31, 2014 compared to $9.2 million at December 31, 2013, a decrease of $2.1 million. At December 31, 2012 the allowance balance was $11.8 million. The allowance for loan losses represented 4.44%, 5.58%, and 6.53% of gross loans and provided a coverage ratio to nonperforming loans of 85.57%, 83.26%, and 90.25% at December 31, 2014, 2013 and 2012, respectively. Management estimates the required allowance balance based on past loan loss experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. When all of these factors were considered, management determined that the $2.5 million negative provision for loan losses and resulting $7.1 million allowance were appropriate as of and for the year ended December 31, 2014.

Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. Relative to conditions faced by the Bank as recently as one-year ago, combined with successive improving to stable quarterly levels of nonperforming loans, further stabilization of real estate values securing certain problem credits, continued shrinkage in the overall loan portfolio, and continued improvement in our rolling 12 quarter loss history, the allowance for loan loss calculation and analysis at December 31, 2014 supported our determination of the overall level of the allowance and related provision expense relative to prior periods. Assuming these positive trends generally continue, management believes that it is reasonably likely that future negative provision expense may be required to reduce the overall level of the allowance based on the continuation of existing portfolio trends and the anticipated improvement in the rolling 12 quarter loss history as significant prior year charge offs exit the calculation. While we cannot predict or guarantee the amount or timing of any potential additional future negative provision expense, it is possible any such negative provision expense could contribute substantially to earnings and enhance book value per share.

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

If the economy weakens further and/or real estate values decline further, nonperforming loans may increase in subsequent quarters. Due to the uncertainty of future economic conditions and the decline in real estate values, the provision for loan losses for 2015 may continue to be impacted by the Bank’s concentration in real estate secured loans. While we have considered these factors when determining the level of reserves, it is difficult to accurately predict the future economic events, especially in the current environment.

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

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at December 31, 2014, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

The following sets forth loan balances and summarizes the changes in the allowance for loan losses and reserve for unfunded credit commitments, which is part of the Corporation’s critical accounting policies, for each of the years ended December 31:

	2014	2013	2012	2011	2010
	(in thousands)
Loans:
Average daily balance of loans for the year	$161,065	$170,434	$194,804	$223,665	$252,314
Amount of loans outstanding at end of year	160,046	165,115	180,191	208,844	235,938
Components:
Allowance for loan losses
Balance, beginning of year	$9,214	$11,769	$12,690	$13,970	$18,665
Loans charged off:
Commercial	244	1,072	3,778	7,362	10,751
Consumer	109	126	169	527	558
Real estate mortgage	121	7	86	417	574
Total charge offs	474	1,205	4,033	8,306	11,883
Recoveries to loans previously charged off:
Commercial	737	702	1,677	618	1,029
Consumer	97	154	104	163	178
Real estate mortgage	35	44	6	45	6
Total recoveries	869	900	1,787	826	1,213
Net loans charged off	(395)	305	2,246	7,480	10,670
Additions (reductions) to allowance charged to operations	(2,500)	(2,250)	1,325	6,200	5,975
Balance, end of year	7,109	9,214	11,769	12,690	13,970
Reserve for unfunded credit commitments
Balance, beginning of year	300	300	300	300	300
Additions (reductions) to reserve charged to operations	-	-	-	-	-
Balance, end of year	300	300	300	300	300
Total allowance for loan losses and reserve for unfunded credit commitments	$7,409	$9,514	$12,069	$12,990	$14,270
Ratios:
Net loans charged off to average loans outstanding	-0.25%	0.18%	1.15%	3.34%	4.23%
Allowance for loan losses to loans outstanding	4.44%	5.58%	6.53%	6.08%	5.92%

The following shows charge offs by the type of loan collateral and percentage composition as of December 31:

	2014		2013		2012		2011		2010
Charge offs	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Secured by real estate
Residential first mortgage	$141	29.8%	$55	4.6%	$517	12.8%	$1,401	16.9%	$868	7.3%
Residential home equity/other junior liens	29	6.1%	32	2.6%	172	4.3%	615	7.4%	395	3.3%
Construction and land development and farmland	5	1.1%	20	1.7%	481	11.9%	1,436	17.3%	4,547	38.3%
Commercial real estate	122	25.7%	827	68.7%	2,385	59.1%	4,070	49.0%	5,376	45.2%
Commercial	95	20.0%	166	13.7%	355	8.8%	628	7.5%	465	3.9%
Consumer and Other	82	17.3%	105	8.7%	123	3.1%	156	1.9%	232	2.0%
Total charge offs	$474	100.0%	$1,205	100.0%	$4,033	100.0%	$8,306	100.0%	$11,883	100.0%

The following presents the portion of the allowance for loan losses and unfunded commitments applicable to each loan category and the percent of loans and the percent of the credit commitments in each category to total loans and total credit commitments, as of December 31:

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Allowance for loan losses
Commercial	$6,271	82.7%	$8,554	82.9%	$10,616	84.4%	$10,720	85.9%	$11,604	86.0%
Consumer	469	11.0%	374	9.8%	440	8.1%	1,129	7.0%	1,032	7.1%
Real estate mortgage	369	6.3%	286	7.3%	713	7.5%	841	7.1%	1,334	6.9%
Total	$7,109	100.0%	$9,214	100.0%	$11,769	100.0%	$12,690	100.0%	$13,970	100.0%

Unfunded commitments
Commercial	$191	59.6%	$223	59.6%	$204	50.7%	$106	58.6%	$95	57.1%
Consumer	109	40.4%	77	40.4%	96	49.3%	194	41.4%	205	42.9%
Real estate mortgage	-	-	-	-	-	-	-	-	-	-
Total	$300	100.0%	$300	100.0%	$300	100.0%	$300	100.0%	$300	100.0%

Deposits

Deposits totaled $290.4 million at December 31, 2014, an increase of $5.1 million (1.8%) from December 31, 2013. Year-end deposit balances may fluctuate, therefore it is often more meaningful to analyze changes in average balances. Average deposits decreased $374,000 (0.1%) in 2014 compared to 2013. Average demand deposit balances increased $1.7 million (1.8%) while average NOW, savings and money market deposit account (MMDA) balances, as a group, increased $5.0 million (4.4%). During 2014, the Bank experienced an influx of non-interest bearing demand balances primarily from our business customers. Average certificates of deposit (CD’s) decreased $7.0 million (8.7%) in 2014 due to the Bank’s management of CD renewal rates and limited special rates offered to single-service customers.

During 2013, average deposits increased $4.6 million (1.6%) over 2012 levels. Average demand deposit balances increased $5.4 million (6.2%) while average NOW, savings, and MMDA balances, as a group, increased $6.7 million (6.2%). Average certificates of deposit decreased $7.5 million (8.5%) due to the Bank’s management of CD renewal rates and limited special rates offered to single-service customers.

The following sets forth average deposit balances and the weighted average rates paid thereon for the years ended December 31:

	2014		2013		2012
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$94,280	0.00%	$92,590	0.00%	$87,180	0.00%
NOW	30,988	0.03%	30,602	0.02%	29,181	0.02%
Savings	46,726	0.02%	42,684	0.02%	41,622	0.02%
MMDA	41,078	0.27%	40,548	0.42%	36,348	0.47%
Time deposits	73,865	0.78%	80,887	0.91%	88,359	1.03%
Total	$286,937	0.36%	$287,311	0.32%	$282,690	0.39%

The majority of the Bank’s deposits are from core customer sources, representing long-term relationships with local personal, business, and public customers. In some financial institutions, the presence of interest bearing certificates greater than $100,000 indicates reliance upon purchased funds. However, large certificates in the Bank’s portfolio consist primarily of core deposits of local customers. The average balance of brokered certificates was $154,000 and $1.1 million in 2014 and 2013, respectively. There were no brokered deposits outstanding at December 31, 2014. At December 31, 2013, brokered deposits totaled $1.1 million, none of which exceeded $100,000.

See Note 8, “Time Certificates of Deposits” in Notes to Consolidated Financial Statements for the maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 2014 and 2013.

Capital

The Corporation’s capital at year-end 2014 totaled $31.1 million, a $6.0 million (24.1%) increase compared to capital of $25.1 million at December 31, 2013, and $7.4 million at December 31, 2012. The increase in capital during 2014 resulted from net income of $3.1 million, completion of a rights offering in March 2014 which raised $1.5 million of equity from the issuance and sale of common stock, and appreciation in the available for sale investment portfolio of $1.5 million. The significant increase in capital at December 31, 2013 resulted primarily from completion of the Corporation’s private placement transaction in December 2013, which raised approximately $16.5 million of additional equity, net of offering costs, from the issuance of Series B Preferred Shares. In addition, 2013 net income of $3.0 million, partially offset by $1.8 million of unrealized net loss in the available for sale investment portfolio, contributed to the Corporation’s improved capital position at December 31, 2013.

Banking regulators have established various ratios of capital to assets to assess a financial institution’s soundness. Tier 1 capital is equal to shareholders’ equity adjusted for unrealized gains or losses accumulated in other comprehensive income while Tier 2 capital also includes a portion of the allowance for loan losses. At December 31, 2014, the following capital standards for institutions are required by regulatory agencies. The leverage ratio, which divides Tier 1 capital by quarterly average assets, must be 4% for an institution to be considered adequately capitalized. The Bank’s leverage ratio was 9.34% at year-end 2014. Tier 1 risk-based capital, which includes some off balance sheet items in assets and weights assets by risk, must be 4% for an institution to be considered adequately capitalized. The Bank’s Tier 1 risk-based capital ratio was 15.18% at year-end 2014. Total risk-based capital, which includes Tier 1 and Tier 2 capital, must be 8% for an institution to be considered adequately capitalized. The Bank’s total risk-based capital ratio was 16.46% at year-end 2014.

The following lists various Bank capital ratios at December 31:

	Minimum	Minimum
	Regulatory	Regulatory Ratio
	Ratio for Well	for Adequately	Bank Ratios
	Capitalized	Capitalized	2014	2013	2012
Average equity to average asset ratio	-	-	8.65%	3.36%	2.45%
Tier 1 leverage ratio	5.00%	4.00%	9.34%	8.67%	2.58%
Tier 1 risk-based capital	6.00%	4.00%	15.18%	13.27%	3.71%
Total risk-based capital	10.00%	8.00%	16.46%	14.57%	5.02%

Beginning January 1, 2015, the Bank is subject to the New Capital Rules Under Basel III described above. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. We believe that the Bank currently exceeds all the capital ratio requirements of the New Capital Rules.

As a result of the Consent Order against the Bank, the Bank is subject to higher minimum capital ratios than those shown above. Specifically, the Consent Order requires the Bank to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. Completion of the aforementioned capital raise transactions enabled the Corporation to take action to support the Bank. Namely, using proceeds from these transactions, the Corporation contributed $15.4 million and $550,000 of additional capital into the Bank in December 2013 and March 2014, respectively. These capital infusions into the Bank by the Corporation have enabled the Bank to achieve and maintain the minimum regulatory capital ratios imposed under the Consent Order since December 31, 2013. Consequently, the Bank’s actual ratios have been in compliance with the minimum ratios for a well-capitalized institution since December 31, 2013. However, because the Bank is subject to the Consent Order, it does not meet the regulatory determination of a well-capitalized institution. As such, the Bank is considered "adequately capitalized" for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects. See Item 1, Business, Supervision and Regulation above for additional details.

Despite completion of the aforementioned capital raise transactions and the subsequent restoration of the Bank’s regulatory capital ratios to minimum levels imposed by the Consent Order, there is no assurance that the Bank will be able to maintain these capital ratios throughout 2015 or beyond. At December 31, 2014, net proceeds remaining from these earlier capital raise transactions at the holding company level totaled approximately $1.4 million and are available to the Corporation to fund holding company operating expenses and/or potential future contribution to the Bank, if necessary. If these funds are not sufficient to maintain the minimum capital ratios required of the Bank by the Consent Order and we are not able to raise additional capital or take other steps to increase the Bank’s capital ratios, it is possible the OCC will take additional regulatory enforcement action against our Bank or require the Bank to remain subject to the Consent Order for an extended period of time. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to maintain the minimum capital ratios required under the Consent Order.

As described elsewhere in this Form 10-K, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Management’s future plans in response to the Bank’s regulatory classification and the need to overcome current economic challenges are described more fully in Note 2 of the consolidated financial statements included in this Annual Report of the Corporation’s 2014 Form 10-K filing.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. In the third quarter of 2008, the Corporation suspended, indefinitely, the payment of dividends due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends. The Corporation and the Bank are still restricted from paying any dividends, and we don’t anticipate that either the Corporation or the Bank will pay any dividends in the foreseeable future.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $158.5 million at year-end 2014 or about 49.1% of total assets. This compares to $145.7 million or about 46.7% of total assets at year-end 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $26.5 million and $29.1 million at December 31, 2014 and December 31, 2013, respectively. In February 2014, the Bank paid off $1.1 million of brokered deposits that were outstanding at December 31, 2013. No brokered deposits existed at December 31, 2014. Due to the Bank’s classification as Adequately Capitalized for PCA purposes, it may not renew or issue additional brokered deposits without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at December 31, 2014 and 2013 noted above, investment securities with a fair value of approximately $52.6 million and $59.0 million respectively, were pledged for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis, to secure public deposits, or for other purposes as required or permitted by law.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents, FHLBI borrowings, or Federal Reserve discount borrowings. At December 31, 2014, the Bank had a $21.8 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. The Bank also had a $4.0 million line of credit available at the Federal Reserve for which the Bank has pledged certain commercial loans as collateral. At December 31, 2014, the Bank had no borrowings outstanding against these lines of credit. In addition, during 2014, the Bank had no short-term borrowings on these lines of credit, or from other sources, for liquidity needs or other purposes.

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

Contractual Obligations and Commitments

The following lists significant fixed and determinable contractual obligations to third parties as of December 31, 2014:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
	(in thousands)
Deposits without a stated maturity (1)	$222,157	$-	$-	$-	$222,157
Consumer and brokered certificates of deposits(2)	38,994	21,951	7,410	-	68,355
Operating leases (3)	79	69	57	-	205
Purchase obligations (4)	637	478	152	-	1,267

(1)	Excludes interest.
(2)	Includes interest on both fixed and variable rate obligations. The interest rate for variable rate obligations is based upon interest rates in effect at December 31, 2014. Future changes in market interest rates could materially affect the contractual amounts to be paid for variable rate obligations; there were no variable rate obligations outstanding at December 31, 2014.
(3)	See Note 12, “Leases,” in Notes to Consolidated Financial Statements.
(4)	Purchase obligations relate to certain contractual payments for services provided for information technology and data processing.

The following lists significant commitments by maturity date as of December 31, 2014:

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Commercial loans	$10,878	$1	$228	$1,988	$13,095
Consumer loans	2,165	99	106	6,111	8,481
Standby letters of credit	10	-	-	-	10

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

The following shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of December 31, 2014:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$45,323	$54,137	$60,034	$552	$160,046
Securities	5,832	17,353	65,117	45,013	133,315
Short term investments	198	-	-	-	198
Total assets	$51,353	$71,490	$125,151	$45,565	$293,559

Liabilities:
NOW, savings, and MMDA	$3,501	$10,503	$56,010	$49,885	$119,899
Time deposits	11,233	27,682	29,307	-	68,222
Total liabilities	$14,734	$38,185	$85,317	$49,885	$188,121

Rate sensitivity GAP:
GAP for period	$36,619	$33,305	$39,834	$(4,320)
Cumulative GAP	36,619	69,924	109,758	105,438

December 31, 2014 cumulative sensitive ratio	3.49	2.32	1.79	1.56
December 31, 2013 cumulative sensitive ratio	2.94	1.73	1.41	1.22

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 232% asset sensitive at year end and was 173% asset sensitive for the previous year.

Because of the Bank’s asset sensitive position, if market interest rates increase, this positive GAP position indicates that the interest margin would be positively affected. However, GAP analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since repricing of various categories of assets and liabilities is subject to the Bank’s needs, competitive pressures, and the needs of the Bank’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within the period and at different rate indices. Due to these inherent limitations in the GAP analysis, the Corporation also utilizes simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and indicates that a 100 basis point decrease in interest rates would reduce net interest income by approximately 2.8% in the first year, while a 200 basis point increase in interest rates would increase net interest income by approximately 6.7% in the first year. This is influenced by the assumptions regarding how quickly and to what extent liabilities will reprice with a change in interest rates.

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

At December 31, 2014, $132.2 million or 40.9% of total assets consisted of assets recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs represented 0.9% of these assets (0.4% of total assets). The remaining assets measured at fair value on a recurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.

Our asset valued on a recurring basis using Level 3 measurements was a non-government agency collateralized mortgage obligation (CMO). This asset remains classified as a Level 3 measurement because significant inputs to the valuation are unobservable, largely due to reduced levels of market liquidity. The nature of the underlying collateral securing this asset and information regarding the inputs and assumptions used in estimating its fair value are discussed further in Note 3, “Investment Securities” in Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The Corporation reported net income of $3.0 million in both 2014 and 2013. Net income totaled $329,000 in 2012.

The ratio of net income (loss) to average shareholders’ equity and to average total assets, for the years ended December 31 follows:

	2014	2013	2012	2011	2010
Net income (loss) as a percent of:
Average common equity	10.70%	29.41%	4.79%	-40.81%	-29.25%
Average total assets	0.96%	0.99%	0.11%	-1.21%	-1.26%

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

The following yield analysis shows that the Corporation’s net interest margin decreased 41 basis points in 2014 primarily as a result of a 53 basis point decrease in yield on earning assets, partially offset by a decrease in the cost of interest bearing deposits of 12 basis points. In 2013, the interest margin decreased 4 basis points as a result of a 10 basis point decrease in yield on earning assets, partially offset by an 8 basis point decrease in the cost of interest bearing deposits.

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield, for the years ended December 31:

	Yield Analysis of Consolidated Average Assets and Liabilities
	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)			(in thousands)
Assets:
Interest earning assets:
Short term investments	$198	$0.5	0.23%	$197	$0.5	0.23%	$197	$0.5	0.23%
Securities: Taxable	117,795	1,910.4	1.62%	77,921	1,100.3	1.41%	62,017	1,025.4	1.65%
Tax-exempt (1)	929	55.7	6.00%	1,033	61.7	5.98%	1,142	69.9	6.12%
Commercial loans (2)(3)	133,499	7,250.7	5.43%	142,261	8,166.3	5.74%	166,596	8,795.1	5.28%
Consumer loans (2)(3)	16,316	717.1	4.40%	15,312	726.7	4.75%	14,166	716.3	5.06%
Mortgage loans (2)(3)	11,169	366.2	3.28%	12,742	438.7	3.44%	14,042	507.3	3.61%
Total earning assets and total interest income	279,906	$10,300.6	3.68%	249,466	$10,494.2	4.21%	258,160	$11,114.5	4.31%
Cash and due from banks	35,660			49,406			33,330
All other assets	10,255			10,888			12,362
Allowance for loan losses	(8,803)			(10,006)			(12,273)
Total assets	$317,018			$299,754			$291,579
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$30,988	$8.1	0.03%	$30,602	$6.7	0.02%	$29,181	$6.2	0.02%
Savings	46,726	9.5	0.02%	42,684	8.7	0.02%	41,622	9.5	0.02%
MMDA	41,078	111.8	0.27%	40,548	170.9	0.42%	36,348	169.2	0.47%
Time deposits	73,865	573.1	0.78%	80,887	738.9	0.91%	88,359	907.2	1.03%
Total interest bearing liabilities and total interest expense	192,657	702.5	0.36%	194,721	925.2	0.48%	195,510	1,092.1	0.56%
Noninterest bearing deposits	94,280			92,590			87,180
All other liabilities	1,584			2,333			2,026
Shareholders' equity	28,497			10,110			6,863
Total liabilities and shareholders' equity	$317,018			$299,754			$291,579
Interest spread			3.32%			3.73%			3.75%
Net interest income-FTE		$9,598.1			$9,569.0			$10,022.4
Net interest margin			3.43%			3.84%			3.88%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.
(2)	For purposes of the computation above, average non-accruing loans of $9.3 million in 2014, $11.2 million in 2013, and $19.9 million in 2012 are included in the average daily balance.
(3)	Interest on loans includes origination fees totaling $108,000 in 2014, $128,000 in 2013, and $70,000 in 2012.

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

The following sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. The change in interest due to changes in both volume and rate has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each:

	Year ended December 31, 2014			Year ended December 31, 2013
	compared to			compared
	Year ended December 31, 2013			Year ended December 31, 2012
	Amount of Increase (Decrease) Due to Change in
	(in thousands)
			Total Amount			Total Amount
		Average	of Increase/		Average	of Increase/
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Short term investments	$-	$-	$-	$-	$-	$-
Securities:
Taxable	563	247	810	263	(188)	75
Tax exempt	(6)	-	(6)	(7)	(1)	(8)
Loans	(510)	(488)	(998)	(1,274)	587	(687)
Total interest income	$47	$(241)	$(194)	$(1,018)	$398	$(620)

Interest Expense:
Interest bearing deposits:
NOW, savings & MMDA	$8	$(65)	$(57)	$12	$(10)	$2
Time deposits	(64)	(102)	(166)	(77)	(92)	(169)
Total interest expense	$(56)	$(167)	$(223)	$(65)	$(102)	$(167)

Net interest income (FTE)	$103	$(74)	$29	$(953)	$500	$(453)

Tax equivalent net interest income increased $29,000 in 2014. The increase was the result of a $223,000 decrease in interest expense partially offset by a $194,000 decrease in interest income. The decrease in interest income is attributable to a decrease of 53 basis points in the interest rate earned on assets offset by an increase in average earning assets of $30.4 million during the year. The decrease in interest expense is due to the decrease in average interest bearing liabilities of $2.1 million combined with a decrease in rates paid of 12 basis points.

Tax equivalent loan interest income was $998,000 lower in 2014 than the previous year. The decrease resulted from lower average balances of $9.3 million in 2014 and a decrease of 30 basis points in the interest rate on loans. Commercial loan yields in 2014 and 2013 were supported by the accretion of interest income recognized under the level yield method for certain loans previously on nonaccrual status and from interest income recognized on payoffs of existing and former nonaccrual loans. Although reduced from 2013 levels, both the amount and percentage of nonperforming loans relative to performing loans continued to negatively impact loan interest income during 2014. In 2013, tax equivalent loan interest was $687,000 lower than the previous year due to a decrease in average balances of $24.5 million, partially offset by an increase of 34 basis points in the interest rate on loans.

Income on taxable securities increased $810,000 in 2014 due to an increase in average balances of $39.8 million and an increase in yield of 21 basis points. Tax equivalent income on tax-exempt bonds decreased $6,000 from 2014 due to a decrease of $104,000 in average balances partially offset by an increase of 2 basis points in yield. In 2013, income on taxable securities increased $75,000 due to an increase in average balances of $15.9 million, partially offset by a decrease in yield of 24 basis points. Tax equivalent income on tax-exempt bonds decreased $8,000 in 2013 due to a decrease of $109,000 in average balances combined with a 14 basis point decrease in yield.

In 2014, the interest rate cost for NOW, savings, and MMDA accounts decreased $57,000 due to a decrease of 5 basis points in the rate paid, partially offset by an increase in average balances of $5.0 million. Interest on time deposits decreased $166,000 as a result of a decrease in average balances of $7.0 million combined with a decrease in interest rate paid of 13 basis points. In 2013, the interest cost for NOW, savings and MMDA accounts increased $1,000 due to an increase in average balances of $6.7 million, partially offset by a 1 basis point rate reduction. Interest on time deposits decreased $168,000 due to a decrease in average balances of $7.5 million combined with a decrease in interest rate of 12 basis points.

During 2014, net interest margin (tax equivalent basis) fell from 3.84% reported for the year ended December 31, 2013 to 3.43% reported for the year ended December 31, 2014.

In 2013, tax equivalent net interest income decreased $453,000. The decrease was the result of a $620,000 decrease in interest income partially offset by a $167,000 decrease in interest expense. The decrease in interest income is attributable to a decrease in average earning assets of $8.7 million during the year and a decrease of 10 basis points in the interest rate earned on assets. The decrease in interest expense is due to the decrease in average interest bearing deposits of $789,000 combined with a decrease in rates paid of 8 basis points.

The following shows the composition of average earning assets and interest paying liabilities for the years ended December 31:

31

	2014	2013	2012
As a percent of average earning assets:
Loans	57.51%	68.27%	75.46%
Securities	42.42%	31.65%	24.46%
Short term investments	0.07%	0.08%	0.08%
Average earning assets	100.00%	100.00%	100.00%

NOW, savings, & MMDA	42.44%	45.63%	41.51%
Time deposits	26.39%	32.42%	34.23%
Average interest bearing liabilities	68.83%	78.05%	75.74%

Earning asset ratio	88.29%	83.22%	88.54%
Free-funds ratio	31.17%	21.95%	24.26%

Provision for Loan Losses

The Bank recognized negative provision expense of $2.5 million in 2014, negative provision expense of $2.3 million in 2013, and $1.3 million of provision expense in 2013. In general, the 2014 negative provision expense reflects continuation of favorable asset quality trends in the loan portfolio as marked by declining levels of existing and newly identified nonperforming loans and further stabilization in real estate values for certain problem credits, relative to conditions faced by the Bank in recent years. In addition, consistent with the improved portfolio trends, the continued improvement in our rolling 12 quarter loss history correlates with the current overall level of allowance and related provision expense relative to the prior comparative periods. Also, the continued decline in outstanding loan balances has served to reduce the required level of loan loss reserves maintained by the Bank as general reserve allocations. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs exit the rolling 12 quarter look back period, it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio. While we cannot predict or guarantee the amount or timing of any potential additional future negative provision expense, it is possible any such negative provision expense could contribute substantially to earnings and enhance book value per share.

At year-end 2014, the ratio of the allowance for loan loss to total loans was 4.44%, compared to 5.58% at year-end 2013 and 6.53% at year-end 2012. Additional discussion regarding the provision for loan losses and the related allowance can be found under “Loans” in this Item 7.

Noninterest Income

Noninterest income totaled $2.4 million during 2014 compared to $2.9 million and $3.3 million during 2013 and 2012, respectively.

	December 31,
	2014	2013	2012
	(in thousands)
Service charges and fees on deposits	$1,034	$1,368	$1,537
Other fees	1,246	1,217	1,236
Trust income	107	148	178
Gain (loss) on available for sale securities	2	-	(3)
Gain on sale of loans	-	-	319
Other	35	132	1
Total	$2,424	$2,865	$3,268

Service charges on deposit accounts decreased in 2014 as compared to 2013 principally due to a decline in customer non-sufficient funds (“NSF”) occurrences and related NSF fees which resulted from the Bank’s implementation of new consumer advocacy safeguards, required by regulation, in late 2013. These safeguards have reduced the number of our overdraft customers and the frequency of overdrafts by our customers who perpetually overdraft their accounts. Other fees recognized in 2014 increased primarily due to the receipt of a significant one-time commercial loan prepayment penalty in the third quarter of 2014. Trust income decreased relative to the prior year as the trust department transferred its fiduciary managed accounts to other trustees as part of a plan to utilize a licensed independent financial advisor to provide investment products and services to the Bank’s existing wealth management clients and customers. Beginning in 2015, the Bank will begin recognizing commission revenues for products and services sold by the financial advisor to referrals made by the Bank. The amount and timing of any commission revenue is largely dependent on our customers’ acceptance and utilization of the services offered through the third-party financial advisor. Other income decreased as a result of fewer ORE properties paying rental income in 2014 compared to 2013. In 2012, the Corporation recognized gains of $319,000 on sales of the guaranteed portion of loans financed under the federal government’s SBA program.

Noninterest Expense

Noninterest expense totaled $11.4 million during 2014 compared to $11.6 million and 11.7 million during 2013 and 2012, respectively. The components of noninterest expense are shown below:

	December 31,
	2014	2013	2012
	(in thousands)
Salaries and employee benefits	$6,041	$5,369	$4,962
Occupancy expense	929	882	796
Equipment expense	350	344	335
Professional and service fees	1,611	1,753	1,728
Loan collection and foreclosed property expense	208	327	661
Computer service fees	524	477	452
Computer software amortization expense	38	39	79
FDIC assessment fees	528	1,026	1,014
Insurance expense	338	518	575
Printing and supplies	170	173	176
Director fees	-	-	61
Net (gain) loss on sale/writedown of OREO and repossessions	(123)	(91)	206
Other	776	750	645
Total	$11,390	$11,567	$11,690

The most significant component of our noninterest expense is salaries and employee benefits. For the year 2014, the increase in salaries and employee benefits resulted primarily from additional staffing in our loan and credit departments completed during the second half of 2013 and the hiring of a risk management officer in late 2013. These hires were made to ensure the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices. Compensation expense in 2014 also increased due to reinstatement of merit adjustments that were previously suspended due to the Bank’s financial and regulatory condition and reinstatement of 5% salary reductions impacting certain staff while the Bank was undercapitalized. In addition, $147,000 of performance awards related to successful recapitalization of the Corporation and progress against Consent Order requirements were accrued in 2014.

Occupancy expense increased in 2014 due to additional snow removal and salting services required at our branch locations because of record snowfall levels experienced during the winter months of 2014 and higher property tax expenses related to the Bank’s branch facilities. These increases were partially offset by reduced repair and maintenance expenses incurred in 2014 relative to 2013.

Professional and service fees decreased in 2014 due to the elevated level of consulting services utilized by the Corporation during 2013 related to regulatory requirements identified in the Consent Order and general recapitalization efforts, including: expanded external loan review services, assistance with formation of a strategic plan and capital plan, independent external validations of various Bank processes, recruiting fees paid to hire an enterprise risk management officer, and legal fees related to problem loans and regulatory matters. In 2014, legal fees related to problem loans decreased as the level of problem loans continued to decline. Partially offsetting these decreases from 2013, the Bank incurred elevated legal fees and a one-time vendor contract termination charge related to dissolution of the Bank’s trust department and transfer of fiduciary managed accounts to other trustees.

Loan collection and foreclosed property expense includes collection costs related to nonperforming and delinquent loans, including costs incurred to protect the Bank’s interest in collateral securing problem loans prior to taking title to the property, appraisal expenses and carrying costs related to other real estate. The Bank incurred reduced OREO expense, appraisal expense and collection costs in 2014 due to fewer problem loans and the nature of certain OREO properties carried by the Bank during 2014 relative to 2013.

Computer service fees increased due to additional anti-virus software purchases and services initiated in 2014 to safeguard the Bank’s network.

FDIC premium expense decreased in 2014 due to the Bank’s improved capital position and risk profile, largely attributable to the $16 million of capital infusion into the Bank by the Corporation since December 2013. Although improved, the Bank’s FDIC premium expense remains elevated due to noncompliance with the outstanding Consent Order. The timing or amount of any additional FDIC premium savings is dependent on various factors including the Bank’s ability to maintain the minimum capital ratios required under the Consent Order and the ability to demonstrate a period of satisfactory performance with other requirements of the Consent Order, as assessed by the OCC.

Insurance expense decreased in 2014 due to modifications made to the scope of the Corporation’s D&O liability coverage in light of the Bank’s improved capital and regulatory condition subsequent to the Corporation’s successful recapitalization.

Net gain on the sale/write-down of OREO in 2014 resulted from valuation adjustments recorded on two properties based on current appraised values, less estimated costs to sell, and gains realized on the sale of four other OREO properties.

Federal Income Tax Expense (Benefit)

Income tax expense (benefit) was $20,000, $104,000, and $(104,000) in 2014, 2013 and 2012, respectively. We maintained valuation allowances of $9.7 million, $11.2 million, and $11.5 million at year-end 2014, 2013 and 2012 respectively, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. The Corporation’s effective tax rate was 0.6%, 3.4%, and 46.2% in 2014, 2013 and 2012, respectively. Assuming our core earnings continue to improve and following eventual termination of the Consent Order (assuming that occurs), reinstatement of the Corporation’s net deferred tax asset will be closely evaluated to determine the portion considered realizable based on projected taxable income. While we cannot predict or guarantee the amount or timing of any tax benefit to be recognized upon reinstatement of the net deferred tax asset, any such reinstatement could contribute substantially to earnings and enhance book value per share. For further information, see Note 10, “Federal Income Taxes,” in Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FNBH Bancorp, Inc.

Howell, Michigan

We have audited the accompanying consolidated balance sheets of FNBH Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNBH Bancorp, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 31, 2015

FNBH Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
	(in thousands, except share amounts)
Assets
Cash and due from banks	$26,138	$77,827
Short term investments	198	198
Total cash and cash equivalents	26,336	78,025

Investment securities:
Investment securities available for sale, at fair value	132,175	67,680
FHLBI and FRB stock, at cost	1,140	779
Total investment securities	133,315	68,459

Loans held for investment:
Commercial	132,382	136,864
Consumer	17,593	16,231
Real estate mortgage	10,071	12,020
Total loans held for investment	160,046	165,115
Less allowance for loan losses	(7,109)	(9,214)
Net loans held for investment	152,937	155,901
Premises and equipment, net	7,366	7,395
Other real estate owned, held for sale	1,174	480
Accrued interest and other assets	1,698	2,030
Total assets	$322,826	$312,290

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$102,258	$93,953
NOW	31,652	29,937
Savings and money market	88,247	82,518
Time deposits	68,222	77,782
Brokered certificates of deposit	-	1,123
Total deposits	290,379	285,313
Other borrowings	-	16
Accrued interest, taxes, and other liabilities	1,303	1,855
Total liabilities	291,682	287,184

Shareholders' Equity
Preferred stock, no par value.
Series A - Authorized 10,000 shares; no shares issued and outstanding	-	-
Series B - Authorized 20,000 shares; no shares issued and outstanding at December 31, 2014 and 17,510 shares issued and outstanding at December 31, 2013	-	16,520
Common stock, no par value. Authorized 40,000,000 shares at December 31, 2014 and 11,000,000 at December 31, 2013; 27,770,143 shares issured and outstanding at December 31, 2014 and 457,115 shares issued and outstanding at December 31, 2013	25,449	7,321
Retained earnings	5,528	2,478
Deferred directors' compensation	224	342
Accumulated other comprehensive income (loss)	(57)	(1,555)
Total shareholders' equity	31,144	25,106
Total liabilities and shareholders' equity	$322,826	$312,290

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$8,286	$9,311	$9,990
Interest and dividends on securities:
Taxable	1,850	1,066	998
Tax-exempt	43	47	48
Other securities	55	28	26
Interest on short term investments	5	3	2
Total interst and dividend income	10,239	10,455	11,064
Interest expense	703	925	1,092
Net interest income	9,536	9,530	9,972
Provision for loan losses	(2,500)	(2,250)	1,325
Net interest income after provison for loan losses	12,036	11,780	8,647
Noninterest income:
Service charges and other fee income	2,280	2,585	2,773
Trust income	107	148	178
Net gain (loss) on available for sale securities	2	-	(3)
Gain on sale of loans	-	-	319
Other	35	132	1
Total noninterest income	2,424	2,865	3,268
Noninterest expense:
Salaries and employee benefits	6,041	5,369	4,962
Net occupancy expense	929	882	796
Equipment expense	350	344	335
Professional and service fees	1,611	1,753	1,728
Loan collection and foreclosed property expenses	208	327	661
Computer service fees	524	477	452
Computer software amortization expense	38	39	79
FDIC assessment fees	528	1,026	1,014
Insurance	338	518	575
Printing and supplies	170	173	176
Director fees	-	-	61
Net (gain) loss on sale/writedown of OREO and repossessions	(123)	(91)	206
Other	776	750	645
Total noninterest expense	11,390	11,567	11,690
Income before federal income taxes	3,070	3,078	225
Federal income tax expense (benefit)	20	104	(104)
Net income	$3,050	$2,974	$329
Per share statistics:
Basic and diluted EPS	$0.11	$1.57	$0.72

Weighted-average common shares outstanding	17,496,622	457,435	457,416
Weighted-average common stock equivalent preferred shares outstanding, as converted	9,731,574	1,439,178	-
Total basic and diluted shares	27,228,196	1,896,613	457,416

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ending December 31,
	2014	2013	2012
	(in thousands)
Net income	$3,050	$2,974	$329
Other comprehensive income (loss)
Net change in unrealized gain (loss) on securities available for sale	1,500	(1,757)	423
Less: reclassification adjustment for (gain) loss on securities available for sale recognized in earnings	(2)	-	3
Comprehensive income	$4,548	$1,217	$755

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

December 31, 2014, 2013, and 2012

	Preferred Stock	Common Stock	Retained Earnings	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2012	$-	$7,082	$(825)	$577	$(224)	$6,610
Earned portion of long term incentive plan	-	4	-	-	-	4
Issued 774 shares for deferred directors' fees	-	116	-	(116)	-	-
Net income	-	-	329	-	-	329
Other comprehensive income	-	-	-	-	426	426
Balances at December 31, 2012	-	7,202	(496)	461	202	7,369
Issuance of preferred stock	16,520	-	-	-	-	16,520
Issued 784 shares for deferred directors' fees	-	119	-	(119)	-	-
Net income	-	-	2,974	-	-	2,974
Other comprehensive loss	-	-	-	-	(1,757)	(1,757)
Balances at December 31, 2013	16,520	7,321	2,478	342	(1,555)	25,106
Issued 772 shares for deferred directors' fees	-	118	-	(118)	-	-
Issuance of common stock	-	1,490	-	-	-	1,490
Preferred stock converted to common stock	(16,520)	16,520	-	-	-	-
Net income	-	-	3,050	-	-	3,050
Other comprehensive income	-	-	-	-	1,498	1,498
Balances at December 31, 2014	$-	$25,449	$5,528	$224	$(57)	$31,144

See accompanying notes to consolidated financial statements.

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$3,050	$2,974	$329
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(2,500)	(2,250)	1,325
Gain on sale of loans	-	-	(319)
Proceeds from sale of loans originated for sale	-	-	1,210
Loans originated for sale	-	-	(231)
Depreciation and amortization	479	454	463
Deferred income tax expense (benefit)	-	104	(104)
Net amortization on investment securities	1,166	1,071	901
Earned portion of long term incentive plan	-	-	4
(Gain) loss on available for sale securities	(2)	-	3
Net (gain) loss on sale/writedown of OREO and repossessions	(123)	(91)	206
(Increase) decrease in accrued interest income and other assets	310	378	(340)
Increase (decrease) in accrued interest, taxes, and other liabilities	(552)	183	(86)
Net cash provided by operating activities	1,828	2,823	3,361
Cash flows from investing activities
Purchases of available for sale securities	(86,416)	(20,684)	(61,540)
Proceeds from the sales of available for sale securities	202	-	247
Proceeds from maturities and calls of available for sale securities	3,350	3,000	6,990
Proceeds from mortgage-backed securities paydowns - available for sale	18,703	19,658	13,668
Purchase of FRB stock	(479)	-	-
Proceeds from repurchase of FHLBI stock	118	-	-
Proceeds from sale of OREO and repossessions	670	3,124	1,535
Net decrease in loans	4,223	14,685	23,605
Capital expenditures	(428)	(621)	(180)
Net cash provided by (used in) investing activities	(60,057)	19,162	(15,675)
Cash flows from financing activites:
Net increase (decrease) in deposits	5,066	(2,369)	4,030
Common stock issued, net of offering costs	1,490	-	-
Preferred stock issued, net of offering costs	-	16,348	-
(Repayment of) proceeds from other borrowings	(16)	40	88
Net cash provided by financing activities	6,540	14,019	4,118
Net change in cash and cash equivalents	(51,689)	36,004	(8,196)
Cash and cash equivalents at beginning of year	78,025	42,021	50,217
Cash and cash equivalents at end of year	$26,336	$78,025	$42,021

Supplemental disclosures:
Interest paid	$727	$935	$1,135
Loans transferred to other real estate	1,145	86	2,142
Loans charged off	474	1,205	4,033
Other borrowings exchanged for preferred stock	-	172	-

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

Principles of Consolidation

The consolidated financial statements include the accounts of FNBH Bancorp, Inc. and its wholly owned subsidiaries, First National Bank in Howell (“the Bank”) and H.B. Realty Co. (herein collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The Bank is a full-service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, commercial loans, real estate loans, installment loans, collections, night depository, safe deposit box, and wealth management services. The Bank serves primarily five communities – Howell, Brighton, Green Oak Township, Hartland, and Fowlerville – all of which are located in Livingston County, Michigan. The Bank is not dependent upon any single industry or business for its banking opportunities.

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

Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of yield generally over the contractual life of the related loan. Net unamortized deferred loan fees amounted to $159,000 and $169,000 at December 31, 2014 and 2013, respectively.

(d)	Allowance for Loan Losses and Credit Commitments

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

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Bank’s transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2014, 2013, and 2012.

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

Advertising costs are generally expensed as incurred and approximated $95,000, $97,000 and $36,000 in 2014, 2013 and 2012, respectively.

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

A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not that is to be realized. Realization of the Corporation’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. At December 31, 2014 and 2013, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded a valuation allowance of $9.7 million and $11.2 million at each respective year-end.

In preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management reviews and evaluates the status of tax positions. There were no unrecognized tax benefits during 2014, 2013 or 2012. Interest or penalties related to unrecognized tax benefits would be recorded in income tax expense. The Corporation files U.S. federal income tax returns which are subject to final examination for all years after 2010.

(k)	Stock-Based Compensation

At December 31, 2014 and 2013, the Corporation had two stock-based compensation plans, which are described more fully in Notes 16 and 17.

(l)	Fair Value of Financial Instruments

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

The Corporation records common stock repurchases at cost. A portion of the repurchase is charged to common stock based on the average per share dollar amount of stock outstanding, multiplied by the number of shares repurchased, with the remainder charged to retained earnings. Shares repurchased are retired. No common stock repurchases were made by the Corporation during 2014, 2013, or 2012.

(n)	Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents include amounts due from banks, federal funds sold and other short term investments with original maturities of 90 days or less.

(o)	Comprehensive Income (Loss)

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

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share is the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. The Corporation’s restricted stock awards (Note 16), which provide non-forfeitable rights to dividends or dividend equivalents, were considered a participating security and included in the number of shares outstanding for both basic and diluted earnings per share calculations.

As explained more fully in Notes 14 and 15, for purposes of computing 2014 and 2013 basic and diluted earnings per share, while the Corporation’s 17,510 shares of Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B (the "Series B Preferred Shares"), were outstanding (issued on December 11, 2013 and converted into common stock on May 22, 2014), they were considered a common stock equivalent and converted to common shares at a rate reflecting the conversion price per share of common stock of $0.70.

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

Importantly, the new Consent Order continues to require the Bank to achieve and maintain total capital equal to 11% of risk weighted assets and Tier 1 capital equal to at least 8.5% of adjusted total assets. On December 11, 2013, the Corporation completed a private placement transaction that resulted in gross proceeds to the Corporation of approximately $17.5 million. On December 20, 2013, the Corporation contributed $15.4 million of the net proceeds from this transaction to the capital of the Bank. As a result, as of December 31, 2013, the Bank met the minimum capital ratios required by the Consent Order. In addition, on March 27, 2014, the Corporation issued 2.3 million shares of its common stock in a rights offering registered with the SEC that generated gross proceeds to the Corporation of approximately $1.6 million. The Corporation then contributed $550,000 of these proceeds into the capital of the Bank to assist the Bank in maintaining the required minimum capital ratios at March 31, 2014. To date, no additional capital contributions from the Corporation to the Bank have been needed to maintain the required minimum capital ratios required by the Consent Order.

As noted above, the Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. Despite achieving the required minimum capital levels, the Bank has not achieved full compliance with all of the articles of the Consent Order at December 31, 2014. Management believes it has made substantive progress on the other Consent Order requirements through various initiatives. However, additional effort and time is necessary in order for the Bank to demonstrate adherence to, and the effectiveness of, new policies and procedures implemented to remediate deficiencies identified in the Consent Order and to achieve compliance with the other provisions of the Consent Order. The Bank continues to work diligently to meet these requirements in an effort to gain full compliance with the Consent Order.

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

Despite exceeding minimum regulatory standards for well-capitalized institutions at December 31, 2014, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is currently considered "adequately capitalized" due to being subject to the Consent Order. (See Note 19 for actual regulatory capital ratios at December 31, 2014.) As a result of this classification, for purposes of PCA, the Bank is subject to a number of restrictions. These include, among other things, 1) limitations on the payment of capital distributions and management fees, 2) prohibitions on the acceptance, renewal, or roll-over of any brokered deposit without prior written approval of the Federal Deposit Insurance Corporation (FDIC), and 3) restrictions on interest rates paid on deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

Despite restoration of the Bank’s regulatory capital ratios to minimum levels imposed by the Consent Order, there is no assurance that the Bank will be able to maintain these capital ratios throughout 2015 or beyond. Moreover, management and the Board of Directors' execution of various initiatives designed to fully satisfy the asset quality, risk management, and other requirements of the Consent Order will take additional time and may not prove to be sufficiently effective. As such, no assurance can be provided as to whether or when the Bank will be in full compliance with the Consent Order or whether or when the Consent Order will be lifted or terminated. Even if lifted or terminated, the Bank may still be subject to a memorandum of understanding or other enforcement action by regulators that would restrict activities or that would continue to impose greater capital requirements on the Bank. The requirements and restrictions of the Consent Order are legally enforceable and the Corporation’s or Bank’s failure to comply with such requirements and restrictions may subject the Corporation and the Bank to additional regulatory restrictions.

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

Recovery Plan Initiatives

As part of a recovery plan initiated in late 2008, management and the Board of Directors have been aggressively pursuing various initiatives intended to address and satisfy deficiencies identified in the Consent Order, the most important of which was a significant recapitalization necessary to restore the Bank’s capital to a level sufficient to meet the required minimum capital ratios. Other recovery plan efforts and initiatives are designed to improve the Bank’s financial health and risk management practices and policies. They include aggressively reducing credit risk exposure in the loan portfolio and improving the efficiency and effectiveness of core business processes. Certain other key elements of management’s continued recovery plan include, but are not limited to:

•	Continued, aggressive management of the Bank’s existing loan portfolio to reduce the level of classified loans, to minimize further credit losses and to maximize recoveries via negotiated payoffs, settlements and restructuring of existing problem loans;

•	Continued strengthening of risk management processes and procedures via ensuring the Bank has appropriate personnel with sufficient experience, training and authority to execute safe and sound banking practices with respect to asset quality;

•	Improve core profitability via gradual repositioning of balance sheet composition to increase earning assets and improve yields while ensuring the Bank maintains an acceptable risk profile and adequate capital levels; and

•	Commitment to dedicate sufficient resources to address all portions of the Consent Order followed by a managed re-alignment of operating costs with a recapitalized, restructured and more efficient banking operation designed to promote balance sheet growth in an increasingly regulated and competitive business climate.

Since 2010 and continuing into 2015, management believes it has made and continues to make significant progress on various initiatives that will contribute to the Bank’s recovery, including:

•	Reduced nonperforming assets to $9.5 million at December 31, 2014 from $11.5 million at December 21, 2013; and from a high of $47.5 million at December 31, 2009.

•	Reduced the Bank’s concentration in troubled commercial real estate and land development loans to $11.8 million at December 31, 2014 from $20.9 million at December 31, 2013; and from a high of $91.3 million at December 31, 2009.

•	Maintained an allowance for loan losses as a percentage of total loans of 4.44% at December 31, 2014 compared to 5.58% at December 31, 2013 and 6.53% at December 31, 2012.

•	Recognized negative provision expense of $2.5 million in 2014 and negative provision expense of $2.3 million in 2013 while maintaining an allowance to nonperforming loans coverage ratio of 85.6% and 83.3% at December 31, 2014 and 2013, respectively. The Bank recognized $15.8 million of provision expense in 2009 and reported an allowance to nonperforming loan coverage ratio of 42.7% at December 31, 2009.

•	Maintained average on-balance sheet liquidity comprised of cash and due from banks balances and unencumbered available for sale investments of approximately $119.2 million and $82.1 million during 2014 and 2013, respectively. Also, maintained a contingency line of credit at the Federal Home Loan Bank of Indianapolis secured by certain investment securities and loans used to provide average borrowing availability of approximately $24.7 million and $30.5 million during 2014 and 2013, respectively.

•	Reduced average cost of funds by 7 basis points in 2014, following annual prior year reductions of 6, 16, 30 and 51 basis points in 2013 through 2010, respectively, achieved via nonrenewal of high cost certificates and competitive deposit rates without experiencing core deposit runoff.

•	Continued reduction in problem asset costs (e.g., commercial loan legal expense, loan and collection expense, other real estate owned expense, and appraisal expense) of approximately $174,000 and $309,000 in 2014 and 2013, respectively. The level of problem asset costs incurred in 2014 represents approximately 21% of 2009 problem asset costs.

•	The Bank’s 2015 budget continues to emphasize remediation of problem assets and efforts to rebuild the Bank’s balance sheet, primarily through loan growth initiatives funded by on-balance-sheet cash and run-off from the investment portfolio. In general, this redistribution of the Bank’s existing asset mix is expected to increase the level of interest earning assets and improve the overall yield on interest earning assets.

Management makes no assurances that the efforts, results, and/or future plans described above will improve the Bank’s overall financial condition, guarantee profitability in 2015, or ensure the modification or discharge of existing regulatory enforcement actions imposed on the Bank.

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2014
Mortgage-backed/CMO	$107,489	409	(761)	$107,137
US Agency	23,108	28	(6)	23,130
Obligations of state and political subdivisions	1,586	19	-	1,605
Preferred stock(1)	49	254	-	303
Total available for sale	$132,232	$710	$(767)	$132,175

December 31, 2013
Mortgage-backed/CMO	$67,392	$84	$(2,307)	$65,169
Obligations of state and political subdivisions	1,794	7	(7)	1,794
Preferred stock(1)	49	668	-	717
Total available for sale	$69,235	$759	$(2,314)	$67,680

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

The Corporation had nine Agency CMO securities which have been impaired for more the twelve months at December 31, 2014 and two Agency CMO securities which were impaired for more than twelve months at December 31, 2013.

The Corporation makes a quarterly assessment of OTTI on its non-government agency collateralized mortgage obligation (CMO) security primarily based on a quarterly cash flow analysis performed by an independent third-party specialist. The evaluation includes a comparison of the present value of the expected cash flows to previous estimates to determine whether adverse changes in cash flows resulted during the period. The analysis considers attributes of the security, such as its super tranche position, and specific loan level collateral underlying the security. A summary of the par value, book value, carrying value (fair value) and unrealized loss for the security is presented below:

	December 31,
	2014		2013
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)
Par value	$1,269	100.00%	$1,632	100.00%
Book value	1,129	88.97%	1,454	89.09%
Carrying value	1,195	94.17%	1,454	89.09%
Unrealized loss	-	0.00%	-	0.00%

Certain key attributes of the underlying loans supporting the security included the following:

	December 31,
	2014	2013
Weighted average remaining credit score (based on original FICO)	737	737
Primary location of underlying loans:
California	69%	70%
Florida	4%	3%
Other	27%	27%
Delinquency status of underlying loans:
Past due 30-59 days	3.28%	1.44%
Past due 60-89 days	0.88%	3.44%
Past due 90 days or more	5.80%	6.01%
In process of foreclosure	7.30%	3.78%
Held as other real estate owned	0.89%	0.00%

The specialist calculates an estimate of the fair value of the security's cash flows using an INTEX valuation model, subject to certain assumptions regarding collateral related cash flows such as expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs.

	December 31,
	2014	2013

Voluntary repayment rate (CRR)	15.97%	14.27%
Default rates:
Within next 24 months	7.77%	6.56%
Decreasing to (by month 37)	3.68%	3.55%
Decreasing to (by month 200 at December 31, 2014 and by month 212 at December 31, 2013)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	47.20%	45.08%
Per annum decrease (Years 2 - 11)	3.50%	3.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	5.50%	5.50%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.04%	0.00%

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

At December 31, 2014 and 2013, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred. Prior to 2010, approximately $290,000 of credit-loss OTTI charges were incurred on the security.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	Value	losses	Value	losses	Value
	(in thousands)
December 31, 2014
Mortgage-backed/CMO	$(185)	$28,453	$(576)	$22,141	$(761)	$50,594
US Agency	(6)	4,687	-	-	(6)	4,687
Total	$(191)	$33,140	$(576)	$22,141	$(767)	$55,281

December 31, 2013
Mortgage-backed/CMO	$(2,093)	$52,020	$(214)	$3,537	$(2,307)	$55,557
Obligations of state and political subdivisions	(7)	780	-	-	(7)	780
Total	$(2,100)	$52,800	$(214)	$3,537	$(2,314)	$56,337

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$4,276	$4,278	$-	$-
Maturing after one year but within five years	17,587	17,606	761	761
Maturing after five years but within ten years	2,305	2,312	505	512
Maturing after ten years	575	842	577	1,238
	$24,743	$25,038	$1,843	$2,511
Mortgage-backed/CMO securities	107,489	107,137	67,392	65,169
Totals	$132,232	$132,175	$69,235	$67,680

Proceeds from at-par calls on securities totaled $3.3 million, $3.0 million, and $7.0 million in 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $53.0 million at December 31, 2014 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $19.7 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2013, the amortized cost of pledged investment securities totaled $60.8 million of which $25.5 million of securities pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in both the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $617,000 at December 31, 2014 and $735,000 at December 31, 2013. The Bank’s investment in FRB stock, which totaled $523,000 at December 31, 2014 and $44,000 at December 31, 2013, is a requirement for the Bank’s membership in the Federal Reserve System. These investments can only be resold to, or redeemed by, the issuer. In December 2014, the FHLBI initiated repurchases of $118,000 of its stock at cost resulting in no gain or loss to the Bank.

4. Loans

The recorded investment in portfolio loans consists of the following:

	December 31,
	2014	2013
	(in thousands)
Commercial	$15,130	$15,019
Commercial real estate:
Construction, land development, and other land	5,050	5,826
Owner occupied	47,434	49,012
Nonowner occupied	59,440	60,322
Consumer real estate:
Commercial purpose	5,463	6,886
Mortgage - Residential	11,631	12,955
Home equity and home equity lines of credit	9,613	8,991
Consumer and Other	6,444	6,273
Subtotal	160,205	165,284
Unearned income	(159)	(169)
Total Loans	$160,046	$165,115

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $59,000 and $114,000 at December 31, 2014 and 2013, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $1.5 million at December 31, 2014 and $3.9 million at December 31, 2013.

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

Activity in the allowance for loan losses by portfolio segment is a follows:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
2014
Allowance for loan losses:
Beginning balance	$633	$7,180	$1,215	$186	$9,214
Charge offs	(95)	(127)	(170)	(82)	(474)
Recoveries	147	334	316	72	869
Provision	(270)	(2,016)	(277)	63	(2,500)
Ending balance	$415	$5,371	$1,084	$239	$7,109

2013
Allowance for loan losses:
Beginning balance	$908	$8,682	$2,036	$143	$11,769
Charge offs	(177)	(836)	(87)	(105)	(1,205)
Recoveries	212	224	363	101	900
Provision	(310)	(890)	(1,097)	47	(2,250)
Ending balance	$633	$7,180	$1,215	$186	$9,214

The following presents the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
2014
Allowance for loan losses:
Individually evaluated for impairment	$1	$1,681	$5	$-	$1,687
Collectively evaluated for impairment	414	3,690	1,079	239	5,422
Total allowance for loan losses	$415	$5,371	$1,084	$239	$7,109

Recorded investment in loans:
Individually evaluated for impairment	$234	$11,324	$1,014	$-	$12,572
Collectively evaluated for impairment	14,896	100,600	25,693	6,444	147,633
Total recorded investment in loans	$15,130	$111,924	$26,707	$6,444	$160,205

2013
Allowance for loan losses:
Individually evaluated for impairment	$11	$2,298	$135	$-	$2,444
Collectively evaluated for impairment	622	4,882	1,080	186	6,770
Total allowance for loan losses	$633	$7,180	$1,215	$186	$9,214

Recorded investment in loans:
Individually evaluated for impairment	$211	$17,052	$1,848	$-	$19,111
Collectively evaluated for impairment	14,808	98,108	26,984	6,273	146,173
Total recorded investment in loans	$15,019	$115,160	$28,832	$6,273	$165,284

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

The following presents the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not
	Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
December 31, 2014
Commercial	$-	$239	$44	$3,294	$4,959	$6,139	$194	$261	$-	$15,130	$233
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,072	1,796	377	366	1,439	5,050	1,740
Owner occupied	-	-	415	4,949	23,632	15,906	496	2,036	-	47,434	965
Nonowner occupied	-	-	337	4,035	20,287	27,741	4,685	2,355	-	59,440	2,148
Consumer real estate:
Commercial purpose	-	-	-	55	1,172	2,575	654	1,007	-	5,463	517
Mortgage - Residential	4,589	-	-	-	-	4,381	-	2,661	-	11,631	2,497
Home equity and home equity lines of credit	8,314	-	-	-	-	986	-	313	-	9,613	137
Consumer and Other	6,038	-	-	-	-	285	-	121	-	6,444	71
Total	$18,941	$239	$796	$12,333	$51,122	$59,809	$6,406	$9,120	$1,439	$160,205	$8,308

	Not
	Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
December 31, 2013
Commercial	$114	$479	$17	$2,680	$5,057	$5,901	$607	$164	$-	$15,019	$12
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,840	1,745	165	602	1,474	5,826	1,849
Owner occupied	32	-	720	3,132	20,987	16,172	2,916	5,053	-	49,012	2,580
Nonowner occupied	-	-	393	1,340	19,057	28,865	4,735	5,932	-	60,322	3,623
Consumer real estate:
Commercial purpose	-	-	-	221	1,712	3,399	760	794	-	6,886	663
Mortgage - Residential	5,490	-	-	-	-	4,349	-	3,116	-	12,955	1,853
Home equity and home equity lines of credit	4,164	3,502	-	-	-	770	-	555	-	8,991	363
Consumer and Other	5,839	-	-	-	-	307	-	127	-	6,273	124
Total	$15,639	$3,981	$1,130	$7,373	$48,653	$61,508	$9,183	$16,343	$1,474	$165,284	$11,067

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
December 31, 2014
Commercial	$-	$-	$-	$-	$15,130	$15,130	$-
Commercial real estate:
Construction, land development, and other land	-	105	43	148	4,902	5,050	-
Owner occupied	24	-	20	44	47,390	47,434	-
Nonowner occupied	174	-	97	271	59,169	59,440	-
Consumer real estate:
Commercial purpose	-	112	191	303	5,160	5,463	-
Mortgage - Residential	868	521	375	1,764	9,867	11,631	4
Home equity and home equity lines of credit	2	-	-	2	9,611	9,613	-
Consumer and Other	33	6	-	39	6,405	6,444	-
Total	$1,101	$744	$726	$2,571	$157,634	$160,205	$4

December 31, 2013
Commercial	$-	$-	$-	$-	$15,019	$15,019	$-
Commercial real estate:
Construction, land development, and other land	-	-	68	68	5,758	5,826	-
Owner occupied	153	155	843	1,151	47,861	49,012	-
Nonowner occupied	627	312	241	1,180	59,142	60,322	-
Consumer real estate:
Commercial purpose	103	-	123	226	6,660	6,886	-
Mortgage - Residential	77	851	104	1,032	11,923	12,955	-
Home equity and home equity lines of credit	75	37	-	112	8,879	8,991	-
Consumer and Other	55	9	-	64	6,209	6,273	-
Total	$1,090	$1,364	$1,379	$3,833	$161,451	$165,284	$-

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	December 31,
	2014	2013
	(in thousands)

Commercial	$233	$12
Commercial real estate:
Construction, land development, and other land	1,692	1,849
Owner occupied	965	2,580
Nonowner occupied	2,148	3,623
Consumer real estate:
Commercial purpose	517	663
Mortgage - Residential	2,497	1,853
Home equity and home equity lines of credit	137	363
Consumer and Other	119	124
Total	$8,308	$11,067

The following presents information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	December 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$30	$32	$1	$198	$224	$11
Commercial real estate:
Construction, land development, and other land	2,144	4,411	1,567	2,368	4,664	1,649
Owner occupied	1,182	1,483	111	3,467	3,799	297
Nonowner occupied	97	104	4	5,107	5,470	352
Consumer real estate:
Commercial purpose	94	100	4	1,185	1,316	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	3,547	6,130	1,687	12,325	15,473	2,444

With no related allowance recorded:
Commercial	203	209	-	13	14	-
Commercial real estate:
Construction, land development, and other land	317	451	-	306	416	-
Owner occupied	1,368	1,605	-	2,556	3,517	-
Nonowner occupied	6,216	6,673	-	3,248	3,871	-
Consumer real estate:
Commercial purpose	921	1,024	-	663	1,261	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	9,025	9,962	-	6,786	9,079	-

Total:
Commercial	233	241	1	211	238	11
Commercial real estate:
Construction, land development, and other land	2,461	4,862	1,567	2,674	5,080	1,649
Owner occupied	2,550	3,088	111	6,023	7,316	297
Nonowner occupied	6,313	6,777	4	8,355	9,341	352
Consumer real estate:
Commercial purpose	1,015	1,124	4	1,848	2,577	135
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$12,572	$16,092	$1,687	$19,111	$24,552	$2,444

The following presents information pertaining to the recorded investment in impaired loans as follows:

	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
	Outstanding	Income	Outstanding	Income
	Balance	Recognized	Balance	Recognized
	(in thousands)
Commercial	$256	$2	$230	$15
Commercial real estate:
Construction, land development, and other land	2,522	41	2,925	64
Owner occupied	2,658	164	7,005	318
Nonowner occupied	6,374	243	8,415	314
Consumer real estate:
Commercial purpose	878	46	1,947	74
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	113	-	-	-
Consumer and Other	-	-	-	-
Total	$12,801	$496	$20,522	$785

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	December 31, 2014			December 31, 2013
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$-	$104	$104	$199	$13	$212
Commercial real estate:
Construction, land development, and other land	769	1,512	2,281	826	1,662	2,488
Owner occupied	1,586	907	2,493	3,442	2,202	5,644
Nonowner occupied	4,165	566	4,731	4,732	2,281	7,013
Consumer real estate:
Commercial purpose	497	153	650	1,185	502	1,687
Mortgage - Residential	808	1,002	1,810	940	823	1,763
Home equity and home equity lines of credit	54	8	62	58	250	308
Consumer and Other	5	37	42	6	61	67
Total	$7,884	$4,289	$12,173	$11,388	$7,794	$19,182

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in 2014			Loans Restructured in 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	1	$46	$46
Commercial real estate:
Construction, land development, and other land	1	43	43	-	-	-
Owner occupied	3	237	237	1	390	390
Nonowner occupied	2	500	500	1	105	105
Consumer real estate:
Commercial purpose	2	170	170	2	166	166
Mortgage - Residential	1	62	62	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	1	25	25	-	-	-
Total	10	$1,037	$1,037	5	$707	$707

During the year ended December 31, 2014, the Corporation had five TDR loans with a recorded investment of $242,000 that defaulted within 12 months of restructuring. During the year ended December 31, 2013, the Corporation had four TDR loans with a recorded investment of $567,000 that defaulted within 12 months of restructuring. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

					Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
December 31, 2014
Commercial	-	$-	-	$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	1	43	-	-
Owner occupied	-	-	3	237	-	-
Nonowner occupied	-	-	2	500	-	-
Consumer real estate:
Commercial purpose	-	-	2	170	-	-
Mortgage - Residential	1	62	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	1	25	-	-
Total	1	$62	9	$975	-	$-
December 31, 2013
Commercial	-	$-	1	$46	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	1	390
Nonowner occupied	-	-	1	105	-	-
Consumer real estate:
Commercial purpose	-	-	2	166	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	4	$317	1	$390

During the years ended December 31, 2014 and 2013, non-market interest rate restructurings included pre-modification recorded investments of $62,000 and $390,000 respectively, related to performing loans that were renewed at either their existing contractual rates or non-market interest rates. Because these performing loans were graded substandard and the modified rates were not market rates for similar loans, these renewals are considered troubled debt restructurings.

6. Premises and Equipment

A summary of premises and equipment, and related accumulated depreciation and amortization follows:

	December 31,
	2014	2013
	(in thousands)
Land and land improvements	$2,882	$2,875
Premises	10,199	9,938
Furniture and equipment	3,634	3,660
	16,715	16,473
Less accumulated depreciation and amortization	(9,349)	(9,078)
Premises and equipment, net	$7,366	$7,395

7. Other Real Estate Owned

At December 31, 2014, the Bank owned 5 foreclosed properties with a carrying value of $1.2 million. As of December 31, 2013, the Bank owned 5 foreclosed properties with a carrying value of $480,000. During 2014, OREO additions included four commercial real estate properties and two residential properties totaling approximately $1.3 million. Cost basis, as determined at the time of transfer into OREO based on current appraisals less estimated selling costs, included approximately $140,000 of fair value adjustments recognized as $96,000 of recoveries and $44,000 of valuation adjustments. OREO activity in 2014 also included the sale of four properties for $670,000 which generated gains of $79,000. In 2013 and 2012, net gain (loss) of $91,000 and $(206,000), respectively, was recognized on OREO sales/write-downs. The net gain (loss) on sale/write-down of other real estate is included in noninterest expense.

8. Time Certificates of Deposit

The scheduled maturities of time deposits, including brokered certificates of deposit, with a remaining term of more than one year at December 31, 2014 and 2013 were:

	2014	2013
	(in thousands)
2015	$-	$-
2016	17,115	12,607
2017	4,785	2,645
2018	6,574	3,101
2019 and thereafter	833	2,737
Total	$29,307	$21,090

Included in time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Three months or less	$3,706	$5,079
Three through six months	2,453	5,011
Six through twelve months	7,460	10,572
Over twelve months	12,887	8,391
Total	$26,506	$29,053

Interest expense attributable to time deposits in amounts of $100,000 or more amounted to approximately $237,000, $287,000, and $363,000 in 2014, 2013, and 2012, respectively.

9. Other Borrowings

The Bank maintains a line-of-credit with the Federal Home Loan Bank of Indianapolis (“FHLBI”) which provides maximum borrowing capacity of $21.8 million as of December 31, 2014. The line is secured by unencumbered qualified mortgage and home equity loans with outstanding balances of $7.9 million and unencumbered investment securities with a fair value of $19.5 million.

The Bank also maintains a line-of-credit at the Federal Reserve discount window secured by specific pledges of eligible commercial loans totaling $5.2 million. At December 31, 2014, the lendable collateral value of such loans totaled $4.0 million.

Due to the Bank’s regulatory condition, borrowing availability under these lines-of-credit is subject to approval by the FHLBI and Federal Reserve, respectively, and terms may be limited or restricted.

No advances were drawn on either the FHLBI or Federal Reserve discount window lines of credit during 2014, 2013 or 2012, except for certain overnight test borrowings. Consequently, any related interest expense incurred on FHLBI and Federal Reserve discount window borrowings during 2014, 2013 and 2012 (if any) was immaterial. No advances were outstanding on these lines of credit at December 31, 2014, 2013, and 2012.

The Board of Directors and a member of executive management had previously extended $188,000 of unsecured non-interest bearing loans to FNBH Bancorp, Inc. to fund operating expenses of the Corporation. In conjunction with the Corporation's December 2013 private placement transaction, $172,000 of the loans were repaid in connection with the Corporation's issuance of the Series B Preferred Shares. The remaining $16,000 was repaid by the Corporation in 2014.

10. Federal Income Taxes

Federal income tax expense (benefit) consists of:

	2014	2013	2012
	(in thousands)
Current	$20	$-	$-
Deferred	-	104	(104)
Total federal income tax expense (benefit)	$20	$104	$(104)

Federal income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

	2014	2013	2012
	(in thousands)
Computed “expected” tax expense (benefit)	$1,044	$1,047	$76
Increase (reduction) in tax resulting from:
Tax-exempt interest and dividends, net	(45)	(28)	(35)
Change in valuation allowance	(965)	(893)	(157)
Other, net	(14)	(22)	12
Total federal income tax expense (benefit)	$20	$104	$(104)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,113	$1,465
Net operating loss carryforward	7,370	7,922
AMT credit carryforward	32	-
Other-than-temporary impairment on securities available for sale	769	769
Premises and equipment	277	309
Deferred directors' fees	76	116
Reserve for other real estate owned	9	53
Supplemental retirement plan	-	42
Unrealized loss on securites available for sale	19	529
Other	137	66
Total gross deferred tax assets	9,802	11,271
Deferred tax liabilities:
Deferred loan fees	(59)	(54)
Unrealized gain on securites available for sale	-	-
Other	(66)	(65)
Total gross deferred tax liabilities	(125)	(119)
Net deferred tax asset before valuation allowance	9,677	11,152
Valuation allowance	(9,677)	(11,152)
Net deferred tax asset	$-	$-

Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowances are required at December 31, 2014 and 2013, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

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

At December 31, 2014, the Corporation had a net operating loss carryforward of approximately $21.7 million that expires beginning in 2028 if not previously utilized.

11. Related Party Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during 2014 and 2013. Deposits from such individuals and their related interests totaled approximately $1.3 million and $839,000 at December 31, 2014 and December 31, 2013, respectively. Loans were made to such individuals in the ordinary course of business, in accordance with the Bank’s normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal credit risk.

Loans to related parties are summarized below for the periods indicated:

	December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$180	$211
New loans and related parties	45	30
Loan repayments	(50)	(61)
Balance at end of year	$175	$180

12. Leases

The Bank has a noncancelable operating lease that provides for renewal options. Future minimum lease payments under the noncancelable lease as of December 31, 2014, are as follows:

Year ending December 31 (in thousands):

2015	$79
2016	69
2017	57
Total lease payments	$205

Rental expense charged to operations in 2014, 2013 and 2012 amounted to approximately $85,000, $92,000 and $88,000, respectively, including amounts paid under short term, cancelable leases.

13. Retirement Plan

The Bank sponsors a defined contribution money purchase thrift plan covering all employees 21 years of age or older who have completed one year of service as defined in the plan agreement. Plan expenses recognized for discretionary employer contributions equal to 50% of an employee’s contribution, limited to 3% of the employee’s base compensation or the maximum amount permitted by the Internal Revenue Code. totaled $100,800, $75,000, and $0 in 2014, 2013 and 2012, respectively. No employer contributions were made to the plan during 2012 due to the Bank’s financial condition.

14. Shareholders’ Equity

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

15. Net Income per Common Share

Basic earnings per common share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock under the Long-Term Incentive Plan (see Note 16) was considered a participating security. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.

For purposes of determining basic and diluted net income per share for 2014 and 2013, while the Corporation’s 17,510 shares of Series B Preferred Shares were outstanding (issued on December 11, 2013 and converted into common stock on May 22, 2014), the shares were considered a common stock equivalent and converted to common shares at a rate reflecting a price per share of common stock of $0.70.

The following presents basic and diluted net income per share:

	2014	2013	2012
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted common shares outstanding	17,496,622	457,435	457,416
Weighted average common stock equivalent preferred shares outstanding, as converted	9,731,574	1,439,178	-
Total weighted average basic and diluted shares outstanding	27,228,196	1,896,613	457,416

Net income available to shareholders	$3,050	$2,974	$329
Basic and diluted net income per share	$0.11	$1.57	$0.72

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

At December 31, 2012, all restricted shares granted under the LTIP had vested and there was no unrecognized compensation cost related to nonvested stock awards. The total fair value of the awards which vested during the year ended December 31, 2012 was $4,000.

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

Fixed directors’ fees may be paid in cash, to a current stock purchase account, to a deferred cash investment account, or to a deferred stock account according to each eligible director’s payment election. Current stock is issued quarterly based on the average fair market value of the stock for the preceding quarter. When deferred stock is elected, payments are credited to a deferred stock account for each participating director, and stock units are computed quarterly based on the average fair market value of the stock for the preceding quarter. When dividends are declared, they are computed based on the stock units available in each director’s deferred account, are reinvested in stock units and charged to expense. The units are converted to shares and issued to participating directors upon retirement. As of December 31, 2014, there were approximately 1,279 shares earned and available for distribution in the fixed-fee deferred stock accounts.

Variable directors’ fees may be paid to a current stock purchase account or to a deferred stock account. Current stock is issued based on the average fair market value of the stock for the preceding quarter. Deferred stock units are computed for directors electing to use a deferred stock account, and dividends are reinvested throughout the year as declared. As of December 31, 2014, there were 268 shares earned and available for distribution in the variable-fee deferred stock accounts.

Effective October 2012, all director fee compensation was suspended as a result of the financial condition and regulatory actions taken against the Corporation and the Bank. There were no compensation costs related to directors’ fees included in noninterest expense in 2014, 2013 or 2012.

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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31,
	2014	2013
	(in thousands)
Commercial	$10,118	$9,144
Commercial real estate	2,977	1,247
Consumer real estate	5,729	4,410
Consumer and Other	2,752	2,648
Total credit commitments	$21,576	$17,449

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

As of December 31, 2014 and 2013, the Bank had outstanding irrevocable standby letters of credit, which carry a maximum potential commitment of approximately $10,000, respectively. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at December 31, 2014 and 2013, where there is collateral, is in excess of the committed amount. A letter of credit is not recorded on the balance sheet until a customer fails to perform.

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

			Minimum for		To be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provision
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk weighted assets)
Bank	$32,346	16.46%	$15,721	8.00%	$19,651	10.00%
FNBH Bancorp	33,722	17.14%	15,743	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	29,828	15.18%	7,860	4.00%	11,791	6.00%
FNBH Bancorp	31,201	15.86%	7,872	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	29,828	9.34%	12,780	4.00%	15,975	5.00%
FNBH Bancorp	31,201	9.72%	12,835	4.00%	N/A	N/A

As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$28,593	14.57%	$18,705	8.00%	$19,631	10.00%
FNBH Bancorp	29,204	14.86%	15,724	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	26,052	13.27%	7,852	4.00%	11,779	6.00%
FNBH Bancorp	26,660	13.56%	7,862	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	26,052	8.67%	12,021	4.00%	15,026	5.00%
FNBH Bancorp	26,660	8.82%	12,097	4.00%	N/A	N/A

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

As a result of a new Consent Order issued to the Bank by the OCC on October 31, 2013, the Bank continues to be subject to higher minimum capital ratios than those shown above. Specifically, the Consent Order requires the Bank to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank’s actual ratios were in compliance with the minimum ratios for a well-capitalized institution as of December 31, 2014 and 2013. However, because the Bank is subject to the Consent Order, it does not meet the regulatory determination of a well-capitalized institution. As such, the Bank is considered "adequately capitalized" for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015, with some requirements of the new rule phased in over a longer period. Based on the Bank’s capital levels and balance sheet composition at December 31, 2014, implementation of the new rule is not expected to have a material impact on the Bank’s capital needs in the near term. However, the implementation of these standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented. The ultimate impact of these new rules on the Corporation and the Bank is still being reviewed.

The Corporation’s ability to pay dividends is subject to various regulatory and state law requirements. Due to the Bank’s regulatory condition, the Bank cannot pay a dividend to the Corporation without the prior approval of the OCC.  The Corporation does not anticipate the Bank providing any dividends to the Corporation through at least 2015. The Corporation suspended, indefinitely, the payment of dividends to its shareholders in the third quarter of 2008 due to the Bank’s inability to pay dividends to the holding company and insufficient cash at the holding company to pay the dividends.  The Corporation does not anticipate resuming dividend payments to its shareholders in the near future.

In addition, as a result of the condition of the Corporation, the Corporation is required to receive prior approval from the Federal Reserve before the payment of dividends, issuance of debt, or redemption of stock. Additional restrictions imposed on the Corporation by the Federal Reserve relate to changes in the composition of the Board of Directors, the employment of senior executive officers or changes in the responsibilities of senior executive officers, and limitations on indemnification and severance payments.

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

The following is a description of the Corporation’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models such as matrix pricing models (Level 2). Matrix pricing is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 securities include U.S. government and agency securities, other U.S. government and agency mortgage-backed securities, municipal bonds and preferred stock securities. Level 3 securities include private collateralized mortgage obligations. The fair value measurement of our only Level 3 security, a non-investment grade, non-government agency CMO, and details regarding significant inputs and assumptions used in estimating its fair value, is detailed in Note 3, Securities.

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2014
Mortgage-backed/CMO	$107,137	$-	$105,942	$1,195
U.S. agency	23,130	-	23,130	-
Obligations of state and political subdivisions	1,605	-	1,605	-
Preferred stock	303	-	303	-
Total investment securities available for sale	$132,175	$-	$130,980	$1,195

December 31, 2013
Mortgage-backed/CMO	$65,169	$-	$63,715	$1,454
Obligations of state and political subdivisions	1,794	-	1,794	-
Preferred stock	717	-	717	-
Total investment securities available for sale	$67,680	$-	$66,226	$1,454

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy is as follows:

	2014	2013
	Fair Value Measurement	Fair Value Measurement
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
Fair value of non-government agency CMO security, beginning of year(1)	$1,454	$2,018
Total gains (losses) realized/unrealized:
Included in earnings(2)	-	-
Included in other comprehensive income (2)	66	79
Purchases, issuances, and other settlements	(325)	(643)
Transfers into Level 3	-	-
Fair value of non-government agency CMO security, end of year	$1,195	$1,454

Total amount of losses for the year included in earnings attributable to the change in unrealized losses relating to assets still held at end of year	$-	$-

(1)	Non-government agency CMO security classified as available for sale is valued using internal valuation models and pricing information from third parties.
(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2014
Impaired loans (1)	$10,885	$-	$-	$10,885
Other real estate owned	$1,174	$-	$-	$1,174

December 31, 2013
Impaired loans (1)	$16,667	$-	$-	$16,667
Other real estate owned	$480	$-	$-	$480

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

	Level in Fair	December 31, 2014		December 31, 2013
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$26,138	$26,138	$77,827	$77,827
Short term investments	Level 2	198	198	198	198
Investment and mortgage-backed securities	Level 2	130,980	130,980	66,226	66,226
Non-government agency CMO security	Level 3	1,195	1,195	1,454	1,454
FHLBI and FRB stock	Level 2	1,140	1,140	779	779
Loans, net	Level 3	152,937	153,284	155,901	156,793
Accrued interest income	Level 2	683	683	573	573

Financial liabilities:
Deposits	Level 2	$290,379	$284,225	$285,313	$280,549
Other borrowings	Level 2	-	-	16	16
Accrued interest expense	Level 2	59	59	83	83

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

23. Dividend Restrictions

On a parent company-only basis, the Corporation’s only source of funds is dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The Bank may not declare a dividend without the approval of the Office of the Comptroller of the Currency (OCC) unless the total of its net profits for the year combined with its retained profits of the two preceding years exceed the total dividends in a calendar year. Under these provisions and based upon the Bank’s current regulatory condition, there is no ability to pay dividends at December 31, 2014, without the prior approval of the OCC.

24. Condensed Financial Information – Parent Company Only

The condensed balance sheets at December 31, 2014 and 2013, and the condensed statements of operations and cash flows for the years ended December 31, 2014, 2013 and 2012, of FNBH Bancorp, Inc. follow:

Condensed Balance Sheets	December 31
	2014	2013
Assets:	(in thousands)
Cash	$1,368	$1,036
Investment in subsidiaries:
First National Bank in Howell	29,771	24,498
H.B. Realty Co.	1	1
Other assets	5	30
Total assets	$31,145	$25,565
Liabilities and Shareholders’ Equity:
Other borrowings	$-	$16
Other liabilities	1	443
Shareholders’ equity	31,144	25,106
Total liabilities and shareholders’ equity	$31,145	$25,565

	Year ended December 31
Condensed Statements of Operations	2014	2013	2012
	(in thousands)
Operating income:
Dividends from subsidiaries	$-	$-	$-
Miscellaneous income	-	4	-
Total operating income	-	4	-
Operating expenses:
Interest expense-other borrowings	-	-	-
Administrative and other expenses	134	55	168
Total operating expenses	134	55	168
Loss before equity in undistributed net loss of subsidiaries	(134)	(51)	(168)
Equity in undistributed net income of subsidiaries and dividends declared from subsidiaries	3,184	3,025	497
Net income	$3,050	$2,974	$329

Comprehensive income	$4,548	$1,217	$755

	Year ended December 31
Condensed Statements of Cash Flows	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$3,050	$2,974	$329
Adjustments to reconcile net income to net cash used in operating activies:
Earned portion of long term incentive plan	-	-	4
(Increase) decrease in other assets	25	(29)	(1)
Increase (decrease) in other liabilities	(442)	216	38
Equity in undistributed net income of subsidiaries and dividends declared from subsidiaries	(3,184)	(3,025)	(497)
Net cash from operating activities	(551)	136	(127)
Cash flows from investing activities	(591)	(15,488)	35
Cash flows from financing activities:
Common stock issued	1,490	-	-
Preferred stock issued	-	16,520	-
(Repayment of) proceeds from other borrowings	(16)	(132)	88
Net cash from financing activities	1,474	16,388	88
Net increase (decrease) in cash	332	1,036	(4)
Cash at beginning of year	1,036	-	4
Cash at end of year	$1,368	$1,036	$-

25. Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	March 31	June 30	September 30	December 31
	(in thousands)
Quarters ended in 2014
Selected operations data:
Interest and dividend income	$2,493	$2,670	$2,589	$2,487
Net interest income	2,285	2,493	2,421	2,337
Provision for loan losses	-	-	(2,500)	-
Income before federal income taxes	54	106	2,538	372
Net income	49	106	2,538	357
Basic and diluted net income per share	$-	$-	$0.09	$0.01
Cash dividends per share	$-	$-	$-	$-

Quarters ended in 2013
Selected operations data:
Interest and dividend income	$2,746	$2,574	$2,621	$2,514
Net interest income	2,511	2,343	2,389	2,287
Provision for loan losses	(2,250)	-	-	-
Income (loss) before federal income taxes	2,448	361	237	32
Net income (loss)	2,490	215	237	32
Basic and diluted net income (loss) per share (1)	$5.44	$0.47	$0.52	$0.01
Cash dividends per share	$-	$-	$-	$-

(1)	Per share data for the quarterly periods ended December 31, 2013, March 31, 2014 and June 30, 2014 includes 17,510 shares of Series B Preferred Shares issued on December 11, 2013 converted to common shares at a rate reflecting a price per common share of $0.70.

26. New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, Income Taxes (Topic 740). This ASU amends existing guidance so that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This ASU became effective for the Corporation on January 1, 2014, and did not have a material impact on the Corporation’s consolidated operating results or financial condition.

FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Corporation is not expected to be material.

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

FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for the public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of the adoption of the ASU by the Corporation is not expected to be material.

Recent Legislative Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Uncertainty remains as to the ultimate impact of this law, which could have a material adverse impact either on the financial services industry as a whole or on the Corporation’s and Bank’s business, results of operations and financial condition. This federal law contains a number of provisions that could affect the Corporation and the Bank. For example, the law:

•	Made national banks (such as the Bank) and their subsidiaries subject to a number of state laws that were previously preempted by federal laws;
•	Imposed new restrictions on how mortgage brokers and loan originators may be compensated;
•	Established a new federal consumer protection agency, the Consumer Financial Protection Bureau (CFPB), that has broad authority to develop and implement rules regarding most consumer financial products;
•	Created new rules affecting corporate governance and executive compensation at all publicly traded companies (such as the Corporation);
•	Broadened the base for FDIC insurance assessments and made other changes to federal deposit insurance, including permanently increasing FDIC deposit insurance coverage to $250,000; and

•	Allows depository institutions to pay interest on business checking accounts

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

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. In July 2013, the Federal Reserve and the OCC each approved final rules that establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. These new rules impose higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The new capital requirements become effective for banks beginning January 1, 2015 and include additional components that will be phased in over a four-year period beginning in 2016. Based on the Bank’s capital levels and balance sheet composition at December 31, 2014, implementation of the new rule is not expected to have a material impact on the Bank’s capital needs in the near term. However, the implementation of these standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented. The ultimate impact of these new rules on the Corporation and the Bank is still being reviewed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

1. Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer, with the participation of management, carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls were effective at December 31, 2014 to ensure that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

2. Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation regarding the preparation and fair presentation of published financial statements. The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment and those criteria, the Corporation’s management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.

During the fourth quarter ended December 31, 2014, there were no changes in the Corporation’s Internal Control Over Financial Reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information set forth under the captions “Information About Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the SEC relating to the 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

The information with respect to Corporate Governance set forth under the caption “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the SEC relating to the 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the captions “Executive Compensation” and “Director Compensation” in our definitive proxy statement, to be filed with the SEC relating to the 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information set forth under the caption “Ownership of Common Stock” in the Corporation’s definitive proxy statement, to be filed with the SEC relating to the 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

The following information is provided as of December 31, 2014:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement, to be filed with the SEC relating to the 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Disclosure of Fees Paid to Our Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the SEC relating to the 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 31, 2015.

FNBH BANCORP, INC.

/s/ Ronald L. Long	Ronald L. Long, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark J. Huber	Mark J. Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Ronald L. Long and Mark J. Huber, and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the SEC any and all Amendments to this Report on Form 10-K.

	Signature	Date

Philip C. Utter, Chairman of the Board	/s/ Philip C. Utter	March 31, 2015

Stanley B. Dickson, Jr., Vice Chairman of the Board	/s/ Stanley B. Dickson, Jr.	March 31, 2015

Ronald L. Long, Director, President, and Chief Executive Officer (Principal Executive Officer)	/s/ Ronald L. Long	March 31, 2015

Timothy H. Corrigan, Director	/s/ Timothy H. Corrigan	March 31, 2015

R. Michael Yost, Director	/s/ R. Michael Yost	March 31, 2015

William R. Dickson, Director	/s/ William R. Dickson	March 31, 2015

Mark J. Huber, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	/s/ Mark J. Huber	March 31, 2015

EXHIBIT INDEX

The following exhibits are filed herewith, indexed according to the applicable assigned number:

Exhibit
Number

10.1	Retirement Agreement between FNBH Bancorp, Inc.; First National Bank in Howell; and Daniel Wollschlager dated March 17, 2015.

(23)	Consent of BDO USA, LLP

(24)	Power of Attorney (included in signature section)

(31.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(32.2)	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits, indexed according to the applicable assigned number, were previously filed by the Registrant and are incorporated by reference in this Form 10-K Annual Report.

Exhibit Number	Exhibit	Original Filing Form and Date

(3.1)	Articles of Incorporation (as restated and amended to date), including (i) the Certificate of Designation of Junior Participating Preferred Stock, Series A, filed with the State of Michigan on October 14, 2011, and (ii) the Certificate of Designation of Mandatorily Convertible Non-Cumulative Junior Participating Preferred Stock, Series B, filed with the State of Michigan on December 2, 2013	Exhibit 3.1 to Form 10-Q filed with the SEC on November 14, 2014

(3.2)	Bylaws (as restated and amended to date)	Exhibit 3.2 to Form S-1 filed with the SEC on December 30, 2013

(4.1)	Tax Benefits Preservation Plan, dated October 14, 2011, by and between FNBH Bancorp, Inc. and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Form 8-A filed with the SEC on October 14, 2011

(10.2)	Securities Purchase Agreement, dated June 12, 2013, by and between FNBH Bancorp, Inc. and Stanley B. Dickson, Jr.	Exhibit 10.1 to Form 10-Q filed with the SEC on August 14, 2013

(10.3)	Form of Subscription Agreement entered into between FNBH Bancorp, Inc. and various accredited investors, effective August 7, 2013 or effective December 11, 2013	Exhibit 10.2 to Form 10-Q filed with the SEC on August 14, 2013

(10.4) *	FNBH Bancorp, Inc. Second Amended and Restated Compensation Plan for Nonemployee Directors, as amended and restated through January 1, 2009	Exhibit 10.3 to Form S-1 filed with the SEC on December 30, 2013

(10.5)	Stipulation and Consent to the Issuance of a Consent Order by and between First National Bank in Howell and the Office of the Comptroller of the Currency, dated October 31, 2013	Exhibit 10.1 to Form 8-K filed with the SEC on November 6, 2013

(10.6)	Form of Indemnification Agreement entered into by and between FNBH Bancorp, Inc. and each of its directors, effective November 12, 2014	Exhibit 10.1 to Form 10-Q filed with the SEC on November 14, 2014

(10.7)	Form of Indemnification Agreement entered into by and between First National Bank in Howell and each of its directors, effective November 12, 2014	Exhibit 10.2 to Form 10-Q filed with the SEC on November 14, 2014

(21)	Subsidiaries of the Registrant	Exhibit 21.1 to Form S-1 filed with the SEC on December 30, 2013

*Represents a compensation plan

