Form 10-Q
period 2015-03-31
FNBH BANCORP INC
filed 2015-05-15
CIK 943119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,770,423

Shares of the Corporation’s Common Stock (no par value) were outstanding as of May 15, 2015.

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about the likelihood of additional regulatory enforcement action against our Bank; descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; judgments concerning the likelihood of future negative provision expense and/or reinstatement of net deferred tax assets; predictions as to our Bank’s ability to maintain certain regulatory capital standards, our expectation that we will have or be able to maintain sufficient cash to meet expected obligations during 2015; and descriptions of other steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to comply with the various requirements imposed by the regulatory Consent Order against the Bank;

•	our ability to implement our recovery plan initiatives;

•	economic, market, operational, liquidity, credit, and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry, particularly economic conditions within Michigan and the regional and local real estate markets in which our Bank operates;

•	the failure of assumptions underlying the establishment of, and provisions made to, our allowance for loan losses;

•	the ability of our Bank to maintain certain regulatory capital standards;

•	increased competition in the financial services industry, either nationally or regionally;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	limitations on our ability to access and rely on wholesale funding sources;

•	the continued services of our management team, and

•	implementation of new legislation and regulatory initiatives, which may have significant effects on us and the financial services industry

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Part I – Financial Information

Item 1. Financial Statements

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share amounts)
Assets
Cash and due from banks	$32,853	$26,138
Short term investments	198	198
Total cash and cash equivalents	33,051	26,336

Investment securities:
Investment securities available for sale, at fair value	126,342	132,175
FHLBI and FRB stock, at cost	1,140	1,140
Total investment securities	127,482	133,315

Loans held for investment:
Commercial	128,864	132,382
Consumer	18,889	17,593
Real estate mortgage	14,532	10,071
Total loans held for investment	162,285	160,046
Less allowance for loan losses	(7,162)	(7,109)
Net loans held for investment	155,123	152,937
Premises and equipment, net	7,288	7,366
Other real estate owned, held for sale	1,052	1,174
Accrued interest and other assets	1,592	1,698
Total assets	$325,588	$322,826

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand (non-interest bearing)	$97,890	$102,258
NOW	32,679	31,652
Savings and money market	95,831	88,247
Time deposits	66,251	68,222
Total deposits	292,651	290,379
Accrued interest, taxes, and other liabilities	1,478	1,303
Total liabilities	294,129	291,682

Shareholders' Equity
Preferred stock, no par value.
Series A - Authorized 10,000 shares; no shares issued and outstanding	-	-
Series B - Authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock, no par value. Authorized 40,000,000 shares at March 31, 2015 and December 31, 2014; 27,770,423 shares issued and outstanding at March 31, 2015 and 27,770,143 shares issued and outstanding at December 31, 2014	25,490	25,449
Retained earnings	5,661	5,528
Deferred directors' compensation	183	224
Accumulated other comprehensive income (loss)	125	(57)
Total shareholders' equity	31,459	31,144
Total liabilities and shareholders' equity	$325,588	$322,826

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$1,884	$2,102
Interest and dividends on securities:
Taxable	538	368
Tax-exempt	10	12
Other securities	7	10
Interest on short term investments	1	1
Total interest and dividend income	2,440	2,493
Interest expense	140	208
Net interest income	2,300	2,285
Provision for loan losses	-	-
Net interest income after provison for loan losses	2,300	2,285
Noninterest income:
Service charges and other fee income	538	592
Trust income	-	32
Loss on sale of available for sale securities	(1)	-
Other	26	9
Total noninterest income	563	633
Noninterest expense:
Salaries and employee benefits	1,471	1,502
Net occupancy expense	252	237
Equipment expense	86	92
Professional and service fees	343	407
Loan collection and foreclosed property expenses	56	53
Computer service fees	127	129
Computer software amortization expense	10	9
FDIC assessment fees	106	84
Insurance	39	126
Printing and supplies	29	50
Net (gain) loss on sale/writedown of OREO and repossessions	(10)	1
Other	209	174
Total noninterest expense	2,718	2,864
Income before federal income taxes	145	54
Federal income tax expense	12	5
Net income	$133	$49

Per share statistics:
Basic and diluted EPS	$0.00	$0.00

Weighted-average common shares outstanding	27,770,379	557,989
Weighted-average common stock equivalent preferred shares outstanding, as converted	-	25,014,285
Total basic and diluted shares	27,770,379	25,572,274

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014
	(in thousands)
Net income	$133	$49
Other comprehensive income:
Net change in unrealized gain on securities available for sale	183	1,326
Less: reclassification adjustment for gain (loss) recognized in net loss, net of tax	(1)	-
Comprehensive income	$315	$1,375

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Deferred Directors' Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balances at January 1, 2014	$16,520	$7,321	$2,478	$342	$(1,555)	$25,106
Issuance of common stock	-	1,490	-	-	-	1,490
Issued 772 shares for deferred directors' fees	-	118	-	(118)	-	-
Net income	-	-	49	-	-	49
Other comprehensive income	-	-	-	-	1,326	1,326
Balances at March 31, 2014	$16,520	$8,929	$2,527	$224	$(229)	$27,971

Balances at January 1, 2015	$-	$25,449	$5,528	$224	$(57)	$31,144
Issued 280 shares for deferred directors' fees	-	41	-	(41)	-	-
Net income	-	-	133	-	-	133
Other comprehensive income	-	-	-	-	182	182
Balances at March 31, 2015	$-	$25,490	$5,661	$183	$125	$31,459

See accompanying notes to interim consolidated financial statements (unaudited).

FNBH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$133	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	-
Depreciation and amortization	122	123
Net amortization on investment securities	328	208
Loss on available for sale securities	1	-
Net (gain) loss on sale/writedown of OREO and repossessions	(10)	1
Decrease in accrued interest income and other assets	51	72
Increase (decrease) in accrued interest, taxes, and other liabilities	175	(596)
Net cash provided by (used in) operating activities	800	(143)
Cash flows from investing activities
Purchases of available for sale securities	(12,215)	(39,985)
Proceeds from sales of available for sale securities	12,703	-
Proceeds from mortgage-backed securities paydowns - available for sale securities	5,263	3,426
Purchase of FRB stock	-	(462)
Proceeds from sale of OREO and repossessions	132	-
Net (increase) decrease in loans	(2,186)	3,094
Capital expenditures	(54)	(142)
Net cash provided by (used in) investing activities	3,643	(34,069)
Cash flows from financing activites:
Net increase in deposits	2,272	1,287
Common stock issued	-	1,490
Repayment of other borrowings	-	(16)
Net cash provided by financing activities	2,272	2,761
Net change in cash and cash equivalents	6,715	(31,451)
Cash and cash equivalents at beginning of year	26,336	78,025
Cash and cash equivalents at end of period	$33,051	$46,574

Supplemental disclosures:
Interest paid	$145	$216
Loans transferred to other real estate owned	-	553
Loans charged off	45	86
Cash paid for income taxes	15	5

See accompanying notes to interim consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of FNBH Bancorp, Inc. (the Corporation), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2014 Annual Report contained in the Corporation’s report on Form 10-K filing. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

As noted above, the Consent Order imposes many other requirements on the Bank in addition to the minimum capital ratios. Despite achieving the required minimum capital levels, the Bank has not achieved full compliance with all of the articles of the Consent Order at March 31, 2015. Management believes it has made substantive progress on the other Consent Order requirements through various initiatives. However, additional effort and time is necessary in order for the Bank to demonstrate adherence to, and the effectiveness of, new policies and procedures implemented to remediate deficiencies identified in the Consent Order and to achieve compliance with the other provisions of the Consent Order. The Bank continues to work diligently to meet these requirements in an effort to gain full compliance with the Consent Order.

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

Despite exceeding minimum regulatory standards for well-capitalized institutions at March 31, 2015, for purposes of the regulators’ Prompt Corrective Action (“PCA”) powers, the Bank is currently considered "adequately capitalized" due to being subject to the Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of restrictions. These include, among other things, 1) limitations on the payment of capital distributions and management fees, 2) prohibitions on the acceptance, renewal, or roll-over of any brokered deposit without prior written approval of the Federal Deposit Insurance Corporation (FDIC), and 3) restrictions on interest rates paid on deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

3. Securities

Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2015
Mortgage-backed/CMO	$114,124	$501	$(665)	$113,960
U.S. Agency	10,395	64	-	10,459
Obligations of state and political subdivisions	1,585	16	-	1,601
Preferred stock(1)	49	273	-	322
Total available for sale	$126,153	$854	$(665)	$126,342

December 31, 2014
Mortgage-backed/CMO	$107,489	$409	$(761)	$107,137
U.S. Agency	23,108	28	(6)	23,130
Obligations of state and political subdivisions	1,586	19	-	1,605
Preferred stock(1)	49	254	-	303
Total available for sale	$132,232	$710	$(767)	$132,175

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

The Corporation had nine Agency CMO securities which have been impaired for more than twelve months at March 31, 2015 and December 31, 2014, respectively.

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

	March 31, 2015		December 31, 2014
	Amount	% of Par	Amount	% of Par
	(dollars in thousands)

Par value	$1,179	100.00%	$1,269	100.00%
Book value	1,050	89.06%	1,129	88.97%
Carrying value	1,117	94.74%	1,195	94.17%
Unrealized loss	-	0.00%	-	0.00%

Certain key attributes of the underlying loans supporting the security included the following:

	March 31, 2015	December 31, 2014
Weighted average remaining credit score (based on original FICO)	737	737
Primary location of underlying loans:
California	68%	69%
Florida	4%	4%
Other	28%	27%
Delinquency status of underlying loans:
Past due 30-59 days	5.50%	3.28%
Past due 60-89 days	0.00%	0.88%
Past due 90 days or more	4.86%	5.80%
In process of foreclosure	6.46%	7.30%
Held as other real estate owned	0.64%	0.89%

The specialist calculates an estimate of the fair value of the security's cash flows using an INTEX valuation model, subject to certain assumptions regarding collateral related cash flows such as expected prepayment rates, default rates, loss severity estimates, and discount rates as key valuation inputs.

	March 31, 2015	December 31, 2014
Voluntary repayment rate (CRR)	15.43%	15.97%
Default rates:
Within next 24 months	6.37%	7.77%
Decreasing to (by month 37)	3.90%	3.68%
Decreasing to (by month 197 at March 2015 and by month 200 at December 2014)	0.00%	0.00%
Loss severity rates:
Initial loss upon default (Year 1)	45.48%	47.20%
Per annum decrease in loss rate (Years 2 - 11)	3.50%	3.50%
Floor (Year 12)	23.00%	23.00%
Discount rate (1):	5.50%	5.50%
Remaining credit support provided by other collateral pools of underlying loans within the security:	0.03%	0.04%

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

At March 31, 2015, based on a present value at a prospective yield of future cash flows for the investment as provided by the specialist and after management’s evaluation of the reasonableness of the specialist's underlying assumptions regarding Level 2 and Level 3 inputs, the Corporation concluded that the security’s expected cash flows continued to support the amortized cost of the security and no additional other-than-temporary impairment had been incurred. Prior to 2010, approximately $290,000 of credit loss OTTI charges were incurred on the security.

The following is a summary of the gross unrealized losses and fair value of securities by length of time that individual securities have been in a continuous loss position:

	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
	(in thousands)
March 31, 2015
Mortgage-backed/CMO	$(201)	$19,057	$(464)	$21,273	$(665)	$40,330

December 31, 2014
Mortgage-backed/CMO	$(185)	$28,453	$(576)	$22,141	$(761)	50,594
Obligations of state and political subdivisions	(6)	4,687	-	-	(6)	4,687
Total	$(191)	$33,140	$(576)	$22,141	$(767)	$55,281

The amortized cost and fair value of securities available for sale, by contractual maturity, follow. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
	(in thousands)
Maturing within one year	$254	$254	$4,276	$4,278
Maturing after one year but within five years	9,200	9,258	17,587	17,606
Maturing after five years but within ten years	2,000	2,010	2,305	2,312
Maturing after ten years	575	860	575	842
	12,029	12,382	24,743	25,038
Mortgage-backed/CMO securities	114,124	113,960	107,489	107,137
Totals	$126,153	$126,342	$132,232	$132,175

There were no proceeds from at-par calls of securities for the three months ended March 31, 2015 and 2014 respectively.

At March 31, 2015 and December 31, 2014, the Corporation did not own any investment securities issued by states and political subdivisions in which the amortized cost and fair value of such securities individually exceeded 10% of shareholders’ equity.

Investment securities, with an amortized cost of approximately $51.1 million at March 31, 2015 were pledged to secure public deposits and for other purposes required or permitted by law, including approximately $18.3 million of securities pledged as collateral at the Federal Home Loan Bank of Indianapolis (FHLBI) to support potential liquidity needs of the Bank. At December 31, 2014, the amortized cost of pledged investment securities totaled $53.0 million of which $19.7 million of securities was pledged as collateral at the FHLBI for contingent liquidity needs of the Bank.

The Bank owns stock in the Federal Home Loan Bank of Indianapolis (FHLBI) and the Federal Reserve Bank (FRB), both of which are recorded at cost. The Bank is required to hold stock in the FHLBI equal to 5% of the institution’s borrowing capacity with the FHLBI. The Bank’s investment in FHLBI stock amounted to $617,000 at March 31, 2015 and December 31, 2014. As a member bank of the Federal Reserve System, the Bank is required to own FRB capital stock equal to six percent of its capital and surplus. The Bank’s investment in FRB stock totaled $523,000 at March 31, 2015 and December 31, 2014, respectively. The FHLBI and FRB stock investments can only be resold to, or redeemed by, the issuer.

4. Loans

The recorded investment in portfolio loans consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial	$15,682	$15,130
Commercial real estate:
Construction, land development, and other land	4,612	5,050
Owner occupied	43,728	47,434
Nonowner occupied	59,624	59,440
Consumer real estate:
Commercial purpose	5,335	5,463
Mortgage - Residential	16,137	11,631
Home equity and home equity lines of credit	10,311	9,613
Consumer and Other	7,006	6,444
Subtotal	162,435	160,205
Unearned income	(150)	(159)
Total Loans	$162,285	$160,046

Included in the consumer real estate loans above are residential first mortgages reported as “real estate mortgages” on the consolidated balance sheets. In addition, a portion of these consumer real estate loans include commercial purpose loans where the borrower has pledged a 1-4 family residential property as collateral. Loans also include the reclassification of demand deposit overdrafts, which amounted to $46,000 at March 31, 2015 and $59,000 at December 31, 2014, respectively.

Loans serviced for others, including commercial participations sold, are not reported as assets of the Bank and approximated $1.5 million at March 31, 2015 and December 31, 2014.

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

Activity in the allowance for loan losses by portfolio segment for three months ended:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
March 31, 2015
Allowance for loan losses:
Beginning balance	$415	$5,371	$1,084	$239	$7,109
Charge offs	(15)	-	-	(30)	(45)
Recoveries	33	23	25	17	98
Provision	80	(498)	271	147	-
Ending balance	$513	$4,896	$1,380	$373	$7,162

March 31, 2014
Allowance for loan losses:
Beginning balance	$633	$7,180	$1,215	$186	$9,214
Charge offs	(1)	(41)	(23)	(21)	(86)
Recoveries	57	9	17	28	111
Provision	(67)	81	(25)	11	-
Ending balance	$622	$7,229	$1,184	$204	$9,239

The following shows the balance in allowance for loan losses and loan balances by portfolio segment based on impairment method:

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer and Other	Total
	(in thousands)
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$-	$1,657	$-	$-	$1,657
Collectively evaluated for impairment	513	3,239	1,380	373	5,505
Total allowance for loan losses	$513	$4,896	$1,380	$373	$7,162

Recorded investment in loans:
Individually evaluated for impairment	$193	$11,262	$746	$-	$12,201
Collectively evaluated for impairment	15,489	96,702	31,037	7,006	150,234
Total recorded investment in loans	$15,682	$107,964	$31,783	$7,006	$162,435

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$1	$1,681	$5	$-	$1,687
Collectively evaluated for impairment	414	3,690	1,079	239	5,422
Total allowance for loan losses	$415	$5,371	$1,084	$239	$7,109

Recorded investment in loans:
Individually evaluated for impairment	$233	$11,324	$1,015	$-	$12,572
Collectively evaluated for impairment	14,897	100,600	25,692	6,444	147,633
Total recorded investment in loans	$15,130	$111,924	$26,707	$6,444	$160,205

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

A description of the general characteristics of each risk grade follows:

•	RATING 1 (Satisfactory – Minimal Risk) - Loans in this category are to persons or entities of unquestioned financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin.

•	RATING 2 (Satisfactory – Modest Risk) – These loans to persons or entities with strong financial condition and above-average liquidity who have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally-generated cash flow covers current maturities of long-term debt more than adequately.

•	RATING 3 (Satisfactory - Average) – These are loans with average cash flow and ratios compared to peers. Usually RMA comparisons show where companies fall in the performance spectrum. Companies have consistent performance for 3 or more years.

•	RATING 4 (Satisfactory – Acceptable Risk) – Loans to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

•	RATING 5 (Satisfactory - Acceptable – Monitor) - These loans are characterized by borrowers who have marginal, but adequate cash flow, and marginal profitability, but currently have been meeting the obligations of their loan structure. However, adverse changes in the borrower’s circumstances and/or current economic conditions are more likely to impair their capacity for repayment. The borrower has in the past satisfactorily handled debts with the Bank, but may be experiencing some minor delinquency in making payments, or other signs of temporary cash flow issues. The borrower may also be experiencing declining margins or other negative financial trends, despite the borrower’s continued satisfactory condition and positive cash flow. Other characteristics of borrowers in this class include inadequate credit information, weaknesses in financial statement reporting, or declining but positive repayment capacity. This classification includes loans to new or established borrowers with satisfactory loan structure, but where near term economic or business issues appear to remain stable and the near term projections would limit the ability for an improvement in the financial trends of the borrower.

•	RATING 6 (Special Mention - OAEM) - Loans in this class have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. These potential weaknesses may result in a deterioration of the repayment of the loan and increase the credit risk. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Special mention credits may include a borrower that pays the Bank on a timely basis (occasional 30 day delinquent) and may be experiencing temporary cash flow deficiencies.

•	RATING 7 (Substandard) – A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans. Substandard credits may include a borrower that pays consistently past due, has significant cash flow shortages and may have a collateral shortfall that requires a specific reserve.

•	RATING 8 (Doubtful) - This risk rating class has all of the weaknesses inherent in the substandard rating but with the added characteristic that the weaknesses make collection in full or liquidation, on the basis of currently known existing facts, condition, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full within a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status, must be non-accrual status and have a defined work-out strategy.

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

The following shows the recorded investment in loans by risk grade and a summary of nonperforming loans, by class of loan:

	Not Rated	1	2	3	4	5	6	7	8	Total	Nonperforming
	(in thousands)
March 31, 2015
Commercial	$-	$295	$43	$4,170	$4,842	$5,915	$180	$237	$-	$15,682	$220
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	715	1,760	366	342	1,429	4,612	1,682
Owner occupied	-	-	374	2,401	22,543	15,937	491	1,982	-	43,728	1,303
Nonowner occupied	-	-	323	3,842	21,097	27,477	4,631	2,254	-	59,624	2,173
Consumer real estate:
Commercial Purpose	-	-	-	54	962	2,849	649	821	-	5,335	338
Mortgage - Residential	9,375	-	-	-	-	4,391	-	2,371	-	16,137	2,251
Home equity and home equity lines of credit	9,061	-	-	-	-	947	-	303	-	10,311	303
Consumer and Other	6,588	-	-	-	1	318	97	2	-	7,006	79
Total	$25,024	$295	$740	$10,467	$50,160	$59,594	$6,414	$8,312	$1,429	$162,435	$8,349

December 31, 2014
Commercial	$-	$239	$44	$3,294	$4,959	$6,139	$194	$261	$-	$15,130	$233
Commercial Real Estate:
Construction, land development, and other land	-	-	-	-	1,072	1,796	377	366	1,439	5,050	1,740
Owner occupied	-	-	415	4,949	23,632	15,906	496	2,036	-	47,434	965
Nonowner occupied	-	-	337	4,035	20,287	27,741	4,685	2,355	-	59,440	2,148
Consumer real estate:
Commercial Purpose	-	-	-	55	1,172	2,575	654	1,007	-	5,463	517
Mortgage - Residential	4,589	-	-	-	-	4,381	-	2,661	-	11,631	2,497
Home equity and home equity lines of credit	8,314	-	-	-	-	986	-	313	-	9,613	137
Consumer and Other	6,038	-	-	-	-	285	-	121	-	6,444	71
Total	$18,941	$239	$796	$12,333	$51,122	$59,809	$6,406	$9,120	$1,439	$160,205	$8,308

Loans are considered past due when contractually required principal or interest has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due.

An aging analysis of the recorded investment in past due loans, segregated by class of loans follows:

							90+ Days
	Loans Past Due						Past Due
	30-59 Days	60-89 Days	90+ Days	Total	Current	Total	and Accruing
	(in thousands)
March 31, 2015
Commercial	$-	$92	$-	$92	$15,590	$15,682	$-
Commercial real estate:
Construction, land development, and other land	1,476	-	138	1,614	2,998	4,612	-
Owner occupied	171	-	31	202	43,526	43,728	-
Nonowner occupied	264	-	204	468	59,156	59,624	88
Consumer real estate:
Commercial purpose	-	-	140	140	5,195	5,335	-
Mortgage - Residential	1,245	659	10	1,914	14,223	16,137	-
Home equity and home equity lines of credit	-	-	45	45	10,266	10,311	-
Consumer and Other	55	4	10	69	6,937	7,006	-
Total	$3,211	$755	$578	$4,544	$157,891	$162,435	$88

December 31, 2014
Commercial	$-	$-	$-	$-	$15,130	$15,130	$-
Commercial real estate:
Construction, land development, and other land	-	105	43	148	4,902	5,050	-
Owner occupied	24	-	20	44	47,390	47,434	-
Nonowner occupied	174	-	97	271	59,169	59,440	-
Consumer real estate:
Commercial purpose	-	112	191	303	5,160	5,463	-
Mortgage - Residential	868	521	375	1,764	9,867	11,631	4
Home equity and home equity lines of credit	2	-	-	2	9,611	9,613	-
Consumer and Other	33	6	-	39	6,405	6,444	-
Total	$1,101	$744	$726	$2,571	$157,634	$160,205	$4

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

The following is a summary of the recorded investment in nonaccrual loans, by class of loan:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial	$220	$233
Commercial real estate:
Construction, land development, and other land	1,682	1,692
Owner occupied	1,303	965
Nonowner occupied	2,085	2,148
Consumer real estate:
Commercial purpose	338	517
Mortgage - Residential	2,251	2,497
Home equity and home equity lines of credit	303	137
Consumer and Other	79	119
Total	$8,261	$8,308

The following shows information pertaining to impaired loans and related valuation allowance allocations by class of loan:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Valuation Allowance
	(in thousands)
With an allowance recorded:
Commercial	$-	$-	$-	$30	$32	$1
Commercial real estate:
Construction, land development, and other land	2,090	4,339	1,554	2,144	4,411	1,567
Owner occupied	1,116	1,116	103	1,182	1,483	111
Nonowner occupied	-	-	-	97	104	4
Consumer real estate:
Commercial purpose	-	-	-	94	100	4
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	3,206	5,455	1,657	3,547	6,130	1,687

With no related allowance recorded:
Commercial	193	201	-	203	209	-
Commercial real estate:
Construction, land development, and other land	192	312	-	317	451	-
Owner occupied	1,861	2,111	-	1,368	1,605	-
Nonowner occupied	6,003	6,471	-	6,216	6,673	-
Consumer real estate:
Commercial purpose	746	847	-	921	1,024	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	8,995	9,942	-	9,025	9,962	-

Total:
Commercial	193	201	-	233	241	1
Commercial real estate:
Construction, land development, and other land	2,282	4,651	1,554	2,461	4,862	1,567
Owner occupied	2,977	3,227	103	2,550	3,088	111
Nonowner occupied	6,003	6,471	-	6,313	6,777	4
Consumer real estate:
Commercial purpose	746	847	-	1,015	1,124	4
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total Impaired Loans	$12,201	$15,397	$1,657	$12,572	$16,092	$1,687

The following shows information pertaining to the recorded investment in impaired loans for the three months ended:

	March 31, 2015		March 31, 2014
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
	(in thousands)
Commercial	$228	$-	$373	$2
Commercial real estate:
Construction, land development, and other land	2,454	9	2,696	10
Owner occupied	2,896	22	6,037	48
Nonowner occupied	6,226	52	8,017	59
Consumer real estate:
Commercial purpose	733	7	1,808	11
Mortgage - Residential	-	-	-	-
Home equity and home equity lines of credit	110	-	-	-
Consumer and Other	-	-	-	-
Total	$12,647	$90	$18,931	$130

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

1.	The borrower is currently in default on any other of their debt
2.	It is likely that the borrower would default on any of their debt if the concession was not granted
3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted
4.	The borrower has declared, or is in the process of declaring bankruptcy
5.	The borrower is a going concern (if the entity is a business)

The following summarizes troubled debt restructurings:

	March 31, 2015			December 31, 2014
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
	(in thousands)
Commercial	$-	$97	$97	$-	$104	$104
Commercial real estate:
Construction, land development, and other land	777	1,487	2,264	769	1,512	2,281
Owner occupied	1,565	888	2,453	1,586	907	2,493
Nonowner occupied	4,087	574	4,661	4,165	566	4,731
Consumer real estate:
Commercial purpose	489	147	636	497	153	650
Mortgage - Residential	823	1,027	1,850	808	1,002	1,810
Home equity and home equity lines of credit	53	7	60	54	8	62
Consumer and Other	4	6	10	5	37	42
Total	$7,798	$4,233	$12,031	$7,884	$4,289	$12,173

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

The following presents information regarding existing loans that were restructured, resulting in the loan being classified as a troubled debt restructuring:

	Loans Restructured in the Three Months			Loans Restructured in the Three Months
	Ended March 31, 2015			Ended March 31, 2014
		Pre- Modification	Post-Modification		Pre- Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
	(dollars in thousands)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	1	35	35
Nonowner occupied	1	27	27	1	212	212
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	1	15	15	-	-	-
Home equity and home equity lines of credit	1	64	64	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	3	$106	$106	2	$247	$247

During the three months ended March 31, 2015, the Corporation had two TDR loans with a recorded investment of $66,000 that defaulted within 12 months of restructuring. During the three months ended March 31, 2014 there were no payment defaults on TDR loans. A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The following summarizes the nature of concessions granted by the Corporation to borrowers experiencing financial difficulties which resulted in troubled debt restructurings:

Non-Market Interest Rate
			Extension of		and Extension of
	Non-Market Interest Rate		Amortization Period		Amortization Period
		Pre-Modification		Pre-Modification		Pre-Modification
	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
(dollars in thousands)
Three months ended March 31, 2015
Commercial	-	$-		$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Nonowner occupied	-	-	1	27	-	-
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	-	-	1	15	-	-
Home equity and home equity lines of credit	-	-	1	64	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	3	$106	-	$-
Three months ended March 31, 2014
Commercial	-	$-		$-	-	$-
Commercial real estate:
Construction, land development, and other land	-	-	-	-	-	-
Owner occupied	-	-	1	35	-	-
Nonowner occupied	-	-	1	212	-	-
Consumer real estate:
Commercial purpose	-	-	-	-	-	-
Mortgage - Residential	-	-	-	-	-	-
Home equity and home equity lines of credit	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	-	$-	2	$247	-	$-

During the three months ended March 31, 2015 and 2014, there were no non-market interest rate restructurings of substandard performing loans that were renewed at their existing contractual rates or non-market rates. Renewals of substandard performing loans at non-market interest rates are considered troubled debt restructurings.

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

Fair value of assets measured on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2015
Mortgage-backed/CMO	$113,960	$-	$112,843	$1,117
U.S. Agency	10,459	-	10,459	-
Obligations of state and political subdivisions	1,601	-	1,601	-
Preferred stock	322	-	322	-
Total investment securities available for sale	$126,342	$-	$125,225	$1,117

December 31, 2014
Mortgage-backed/CMO	$107,137	$-	$105,942	$1,195
U.S. Agency	23,130	-	23,130	-
Obligations of state and political subdivisions	1,605	-	1,605	-
Preferred stock	303	-	303	-
Total investment securities available for sale	$132,175	$-	$130,980	$1,195

The reconciliation of the beginning and ending balances of the asset classified by the Corporation within Level 3 of the valuation hierarchy for the three months ended March 31, 2015 is as follows:

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Fair value of non-government agency CMO security, beginning of year(1)	$1,195
Total gains (losses) realized/unrealized:
Included in earnings(2)	-
Included in other comprehensive income (2)	1
Purchases, issuances, and other settlements	(79)
Transfers into Level 3	-
Fair value of non-government agency CMO security, March 31, 2015	$1,117

Total amount of losses for the year included in earnings attributable to the
change in unrealized losses relating to assets still held at March 31, 2015	$-

(1)	Non-government agency CMO classified as available for sale is valued using internal valuation models and pricing information from third parties.
(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in noninterest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

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

Fair value of assets on a non-recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2015
Impaired loans (1)	$10,544	$-	$-	$10,544
Other real estate owned	$1,052	$-	$-	$1,052

December 31, 2014
Impaired loans (1)	$10,885	$-	$-	$10,885
Other real estate owned	$1,174	$-	$-	$1,174

(1)	Represents carrying value and related write-downs and specific reserves pertaining to collateral dependent loans for which adjustments are based on the appraised value of the collateral or by other unobservable inputs.

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

		March 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	Level 1	$32,853	$32,853	$26,138	$26,138
Short term investments	Level 2	198	198	198	198
Investment and mortgage-backed securities	Level 2	125,225	125,225	130,980	130,980
Non-government agency CMO security	Level 3	1,117	1,117	1,195	1,195
FHLBI and FRB stock	Level 2	1,140	1,140	1,140	1,140
Loans, net	Level 3	155,123	155,155	152,937	153,284
Accrued interest income	Level 2	710	710	683	683

Financial liabilities:
Deposits	Level 2	292,651	287,820	290,379	284,225
Accrued interest expense	Level 2	54	54	59	59

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

9. Net Income per Common Share

Basic earnings per common share are based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share are the same as basic earnings per share because any additional potential common shares issuable are included in the basic earnings per share calculation. On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in a share-based payment transaction are participating securities. This guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. There were no participating securities at March 31, 2015 and 2014.

For purposes of determining basic and diluted net income per share for 2015 and 2014, while the Corporation’s 17,510 shares of Series B Preferred Shares were outstanding (issued on December 11, 2013 and converted into common stock on May 22, 2014), the shares were considered a common stock equivalent and converted to common shares at a rate reflecting a price per share of common stock of $0.70.

The following presents basic and diluted net income per share:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Weighted average basic and diluted common shares outstanding	27,770,379	557,989
Weighted average common stock equivalent preferred shares outstanding, as converted	-	25,014,285
Total weighted average basic and diluted shares outstanding	27,770,379	25,572,274

Net income available to shareholders	$133	$49
Basic and diluted net income per share	$0.00	$0.00

10. Income Taxes

For the three month periods ended March 31, 2015 and 2014, the Corporation recognized current income tax expense of $12,000 and $5,000 based on its alternative minimum taxable income. No regular income tax expense was recognized during the three month periods ended March 31, 2015 and 2014 due to the Corporation’s tax loss carryforward position.

11. Subsequent Event

On May 5, 2015, the Corporation submitted notice to the Securities and Exchange Commission (SEC) to initiate deregistration as an SEC reporting company. The decision to deregister resulted from the Board’s intent to maximize long-term shareholder value based on an evaluation of the costs and benefits of remaining an SEC reporting company.  The decision follows adoption of the federal “JOBS Act”, which allows bank holding companies with fewer than 1,200 shareholders of record to deregister.  The Corporation’s deregistration is expected to become effective in early August 2015, at which time its usual SEC reporting obligations (e.g., annual Form 10-K, quarterly Form 10-Qs, and current reports on Form 8-K) will be suspended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation, a Michigan business corporation, is a one bank holding company which owns all of the outstanding capital stock of First National Bank in Howell (the Bank) and all of the outstanding stock of HB Realty Co., Inc. The following is a discussion of the Corporation’s regulatory condition and results of operations, for the three month periods ended March 31, 2015 and 2014, and the Corporation’s financial condition, focusing on its liquidity and capital resources.

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

However, despite exceeding minimum regulatory capital ratios for a well-capitalized institution at March 31, 2015, the Bank is presently categorized as “adequately capitalized” for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers because the Bank remains subject to the new Consent Order. As a result of this classification, for purposes of PCA, the Bank is subject to a number of additional restrictions. These include, among other things, (1) restrictions on the payment of dividends, capital distributions and management fees, (2) the requirement that the Bank obtain prior written approval of the OCC before paying any bonus or increase in the compensation of any senior executive officer of the Bank, (3) prohibitions on the acceptance of employee benefit plan deposits, (4) restrictions on interest rates paid on deposits, and (5) restrictions on the acceptance, renewal, or roll-over of brokered deposits. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

The Corporation also remains challenged to a great extent by the economic conditions in Livingston County and the surrounding area. In particular, Michigan’s unemployment rate for March 2015 approximated 5.6% and remains in the worst half of all states, although vastly improved from highs near 14% during 2009. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Livingston County. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans is impacted by local economic conditions. The dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment, resulted in and may continue to cause significant write-downs of asset values by us and other financial institutions if borrowers continue to struggle. The continued economic difficulties in Michigan have had and may continue to have many adverse consequences as described below in “Loans”.

At March 31, 2015, our ratio of nonperforming assets to capital plus allowance for loan losses continues to be elevated and approximated 24%. As described elsewhere in this Form 10-Q, we have established our allowance for loan losses at a level we currently believe, based on the data available to us, is sufficient to absorb expected losses in our loan portfolio. However, this process involves a very significant degree of judgment, is based on numerous different assumptions that are difficult to make and, by its nature, is inherently uncertain. Moreover, the performance of our existing loan portfolio is, in many respects, dependent on external factors such as our borrowers' ability to repay their loan obligations and the value of collateral securing those obligations, which in turn depend on macro and micro economic conditions including the pace of economic recovery in southeast Michigan. If our loan portfolio performs worse than we currently expect, we may not have sufficient capital to absorb all of the losses and still maintain the minimum capital levels required under the Consent Order.

As fully described in Note 2, “Regulatory Matters and Recovery Initiatives”, of the consolidated financial statements included in the 2014 Annual Report within the Corporation’s Form 10-K filing, management has undertaken various initiatives to address the current challenges facing the Bank. The successful implementation of the various actions being undertaken by management will be difficult in the current economic environment. Even if such actions are successfully implemented, such strategy or results may not be sufficient to sustain the Bank's capital levels at satisfactory levels, guarantee profitability in 2015, or otherwise ensure the modification or discharge of existing regulatory enforcement actions imposed on the Bank.

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

It is against this backdrop that we discuss our financial condition and results of operations for the three months ended March 31, 2015 compared to the same period in 2014.

Earnings
	Three months ended March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Net income	$133	$49
Basic and diluted net income per share	-	-

Net income for the three months ended March 31, 2015 increased $84,000 compared to the same period last year. Net interest income increased by $15,000, noninterest income decreased by $70,000 and noninterest expense decreased by $146,000. No provision for loan losses was recognized in the first quarter of 2015 or 2014.

Net Interest Income	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Interest and dividend income	$2,440	$2,493
Interest expense	140	208
Net Interest Income	$2,300	$2,285

Interest Yields and Costs

The following shows the daily average balances for major categories of interest earning assets and interest bearing liabilities, interest earned (on a taxable equivalent basis) or paid, and the effective rate or yield as follows:

	Three months ended March 31,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets:
Interest earning assets:
Short term investments	$198	$0.1	0.23%	$198	$0.1	0.23%
Securities: Taxable	128,144	546.5	1.71%	91,877	380.2	1.66%
Tax-exempt (1)	831	12.5	6.00%	1,032	15.5	5.99%
Commercial loans (2)(3)	130,375	1,577.6	4.84%	135,852	1,819.2	5.36%
Consumer loans (2)(3)	18,118	213.8	4.79%	16,067	183.1	4.62%
Mortgage loans (2)(3)	13,023	96.6	2.97%	11,839	104.6	3.53%
Total earning assets and total interest income	290,689	$2,447.1	3.37%	256,865	$2,502.7	3.90%
Cash and due from banks	28,688			56,852
All other assets	10,337			9,197
Allowance for loan losses	(7,148)			(9,240)
Total assets	$322,566			$313,674
Liabilities and Shareholders' Equity:
Interest bearing deposits:
NOW	$32,735	$2.1	0.03%	$30,689	$2.2	0.03%
Savings	43,712	2.4	0.02%	45,073	2.2	0.02%
MMDA	49,430	25.8	0.22%	40,816	38.5	0.38%
Time deposits	67,332	109.8	0.66%	78,052	164.9	0.86%
Total interest bearing liabilities and total interest expense	193,209	140.1	0.30%	194,630	207.8	0.43%
Noninterest bearing deposits	97,362			91,206
All other liabilities	1,471			1,902
Shareholders' equity	31,524			25,936
Total liabilities and shareholders' equity	$323,566			$313,674
Interest spread			3.07%			3.47%
Net interest income-FTE		$2,307.0			$2,294.9
Net interest margin			3.18%			3.57%

(1)	Average yields in the above table have been adjusted to a tax-equivalent basis using a 34% tax rate and exclude the effect of any unrealized market value adjustments included in other comprehensive income recorded under ASC Topic 320, Investments – Debt and Equity Securities.
(2)	For purposes of the computation above, average non-accruing loans of $8.0 million and $11.5 million for the three months ended March 31, 2015 and 2014 are included in the average daily balance.
(3)	Interest on loans includes origination fees totaling $11,000 and $23,000 for the three months ended March 31, 2015 and 2014.

Interest Earning Asset/Interest Income

On a tax equivalent basis, interest income decreased $56,000 (2.2%) in the first quarter of 2015 compared to the first quarter of 2014. The decrease was due to a decrease in the yield on average earning assets of 53 basis points partially offset by an increase in average earning assets of $33.8 million (13.2%).

The average balance of securities increased $36.1 million (38.8%) in the first quarter of 2015 compared to the same period in 2014. The increase was due to purchases of additional investment securities throughout 2014 using excess on-balance sheet liquidity made available from existing investment and loan portfolio run-off. The yield on average security balances increased 3 basis points in the first quarter of 2015 compared to the first quarter of 2014 due to higher yields on new securities acquired during 2014.

Loan average balances decreased $2.2 million (1.4%) in the first quarter of 2015 compared to the same period last year and average loan yield decreased 47 basis points. The largest decline in terms of average balances was commercial loans, the majority of our portfolio, which decreased $5.5 million (4.0%) in the first quarter of 2015 compared to 2014. Commercial loan yield decreased 52 basis points compared to the same prior year period due to a decrease in interest income recognized on payoffs of nonaccrual loans, less interest income recognized under the effective yield method for certain loans previously on nonaccrual status, and generally lower yields on loans renewed and originated in the current rate environment. Commercial loans have continued to decrease from receipt of scheduled payments, full pay-offs as some borrowers refinanced at other financial institutions and limited new loan originations. We expect the renewal of maturing loans and origination of new loans in the current lower rate environment will continue to exert downward pressure on our average loan portfolio yields.

Interest Bearing Liabilities/Interest Expense

Interest expense on deposits for the first quarter of 2015 decreased $68,000 (32.6%) compared to the first quarter of 2014. This was the result of lower interest rates paid on average deposits of 13 basis points and a net decrease in average interest bearing deposits of $1.4 million (0.7%), which included a $10.7 million (13.7%) decrease in average time deposits, a portion of which migrated into lower cost MMDA, NOW and noninterest bearing balances.

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

Asset liquidity for financial institutions typically consists of cash and cash equivalents, certificates of deposits and investment securities available for sale. These categories totaled $159.4 million at March 31, 2015 or about 49.0% of total assets. This compares to $158.5 million or about 49.1% of total assets at December 31, 2014. Liquidity is important for financial institutions because of their need to meet loan funding commitments and depositor withdrawal requests. Liquidity can vary significantly on a daily basis based on customer activity.

The core deposit base is the primary source of the Corporation’s liquidity. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive in the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The make-up of the Bank’s “Large Certificates”, which are generally considered to be more volatile and sensitive to changes in rates, consists principally of local depositors known to the Bank. The Bank had Large Certificates totaling approximately $25.9 million at March 31, 2015 and $26.5 million at December 31, 2014. Due to the Bank’s classification as “adequately capitalized” for PCA purposes, it may not renew or issue brokered deposits without prior approval of the Federal Deposit Insurance Corporation (“FDIC”). See the “Capital” section of this Management’s Discussion and Analysis for further details.

Of the Corporation’s available liquidity at March 31, 2015 noted above, investment securities with a fair value of approximately $51.1 million were pledged primarily for borrowing availability on a line of credit from the Federal Home Loan Bank of Indianapolis (FHLBI) and to secure public deposits, or for other purposes as required or permitted by law.

The Corporation also has available unused wholesale sources of liquidity, including borrowing availability from the FHLBI. In the past, the Corporation has also issued certificates of deposit through brokers.

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

It is Bank management’s intention to handle unexpected liquidity needs through its cash and cash equivalents and FHLBI borrowings. At March 31, 2015, the Bank had a $21.6 million line of credit available at the FHLBI for which the Bank has pledged investment securities and certain commercial and consumer loans secured by residential real estate as collateral. At March 31, 2015, the Bank had no borrowings outstanding against the line of credit. In addition, during the quarter ended March 31, 2015, the Bank made no short-term borrowings on the line of credit for liquidity needs or other purposes.

Although the Bank has established the line of credit with the FHLBI, because of its regulatory status, any borrowing requests are subject to review (i.e., for purpose and repayment ability) and approval by the FHLBI. Consequently, full borrowing availability under the existing line may be restricted at the lender’s discretion and terms may be limited or restricted. However, in the event the Bank may need additional funding and be unable to access the line of credit facility, management could act to remove the pledge of investment securities presently securing a portion of the FHLBI line of credit, thereby allowing such securities to be liquidated to provide further liquidity. If necessary, the Bank could also satisfy unexpected liquidity needs through liquidation of other unpledged securities.

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

Below shows the scheduled maturity and repricing of the Corporation’s interest sensitive term assets and liabilities as well as the expected retention terms of non-maturity deposit accounts as of March 31, 2015:

	0-3	4-12	1-5	5+
	Months	Months	Years	Years	Total
	(in thousands)
Assets:
Loans	$41,982	$51,916	$67,853	$534	$162,285
Securities	9,555	22,016	57,398	38,513	127,482
Short term investments	198	-	-	-	198
Total assets	$51,735	$73,932	$125,251	$39,047	$289,965

Liabilities:
NOW, savings, and MMDA	$3,765	$11,296	$60,241	$53,208	$128,510
Time deposits	9,238	29,873	27,139	1	66,251
Total liabilities	$13,003	$41,169	$87,380	$53,209	$194,761

Rate sensitivity GAP:
GAP for period	$38,732	$32,763	$37,871	$(14,162)
Cumulative GAP	38,732	71,495	109,366	95,204

March 31, 2015 cumulative sensitive ratio	3.98	2.32	1.77	1.49
December 31, 2014 cumulative sensitive ratio	3.49	2.32	1.79	1.56

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

In the GAP table above, the short term (one year and less) cumulative interest rate sensitivity is 232% asset sensitive at March 31, 2015.

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

Loans

	Three months ended March 31,
	2015	2014
	(in thousands)

Provision for loan losses	$-	$-

In the first quarter of 2015 and 2014 the Bank recorded no provision expense. In general, the lack of provision expense in the first quarter of 2015 continues to reflect decreasing trends in the levels of existing and newly identified nonperforming loans, stabilization in the real estate values securing certain problem credits, substantially reduced charge-offs and six trailing quarters of net recoveries, continued improvement in our rolling quarterly loss history (as significant prior quarter losses have exited the ALLL analysis), and limited net growth in the overall loan portfolio. Loan charge offs for the three months ended March 31, 2015 and 2014 totaled $45,000 and $86,000, respectively. Loan recoveries for the respective periods amounted to $98,000 and $111,000.

Management considered these factors in conjunction with its quarterly analysis of the loan portfolio to identify and quantify the level of credit risk to estimate losses in its determination that no provision expense was required for the three months ended March 31, 2015 and determination of the adequacy of the $7.2 million allowance for loan losses at March 31, 2015. Absent unforeseen further deterioration in the economy and based on the present trends in the loan portfolio and the anticipated continued improvement in our loss history as significant prior year charge offs continue to exit the rolling quarterly look back period, it is reasonably likely that future negative provision expense will be necessary to maintain the directional consistency of the overall level of the allowance with the actual performance of the loan portfolio. While we cannot predict or guarantee the amount or timing of any potential additional future negative provision expense, it is possible any such negative provision expense could contribute substantially to earnings and enhance book value per share.

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

The following table shows the balance and percentage composition of loans as of:

	March 31, 2015		December 31, 2014
	Balances	Percent	Balances	Percent
	(dollars in thousands)
Secured by real estate:
Residential first mortgage	$20,490	12.6%	$15,880	10.7%
Residential home equity/other junior liens	11,294	7.0%	10,827	6.8%
Construction, land development and other land	4,612	2.8%	5,050	3.5%
Commercial (nonfarm, nonresidential)	103,351	63.6%	106,874	66.1%
Commercial	15,682	9.7%	15,130	9.1%
Consumer and Other	7,006	4.3%	6,444	3.8%
Total gross loans	162,435	100.0%	160,205	100.0%
Net unearned fees	(150)		(159)
Total Loans	$162,285		$160,046

The loan portfolio experienced a net increase of $2.2 million (1.4%) in the three months ended March 31, 2015. Residential first mortgages increased $4.6 million (29.0%) due to the purchase of approximately $4.7 million of residential first mortgage participations. The commercial real estate portfolio (i.e., owner occupied and nonowner occupied) decreased $3.5 million (3.3%) primarily due to a $2.7 million payoff of an out-of-market mini storage loan refinanced by another financial institution and continued receipt of scheduled loan payments, which when combined, exceeded new loan originations. Commercial loans increased $552,000 (3.6%), largely due to a significant borrower’s seasonal line utilization. Residential home equity loans increased $467,000 (4.3%) and consumer loans increased $562,000 (8.7%) in response to successful initiatives within our retail branches and increased indirect lending volumes.

Nonperforming assets consist of loans accounted for on a nonaccrual basis, loans contractually past due 90 days or more as to interest or principal payments (but not included in nonaccrual loans), and other real estate which has been acquired through foreclosure and is actively managed through the time of disposition to minimize loss. Nonperforming loans include troubled debt restructured loans that are on nonaccrual status or past due 90 days or more. At March 31, 2015, December 31, 2014 and March 31, 2014, there were $4.2 million, $4.3 million and $8.7 million of troubled debt restructurings included in nonperforming loans. Troubled debt restructured loans (“TDRs”) that are not past due 90 days or more are excluded from nonperforming loan totals.

The aggregate amount of nonperforming loans and other nonperforming assets are presented below:

Nonperforming Loans and Assets:	March 31, 2015	December 31, 2014	March 31, 2014
	(dollars in thousands)
Nonaccrual loans	$8,261	$8,304	$11,446
Loans past due 90 days and still accruing	88	4	-
Total nonperforming loans	8,349	8,308	11,446
Other real estate	1,052	1,174	1,032
Total nonperforming assets	$9,401	$9,482	$12,478

Nonperforming loans as a percent of total loans	5.14%	5.19%	7.09%
Allowance for loan losses as a percent of nonperforming loans	85.78%	85.57%	80.72%
Nonperforming assets as a percent of total loans and other real estate	5.76%	5.88%	7.68%

Nonperforming loans at March 31, 2015 decreased $41,000 (0.5%) from December 31, 2014 and $3.1 million (27.1%) from March 31, 2014. The net decrease in nonaccrual loans from December 31, 2014 resulted from the combination of: continued payments from nonaccrual borrowers totaling approximately $219,000; upgrades of approximately $382,000 of loans now demonstrating both improved cash flows and established payment history; and approximately $10,000 of charge offs. Offsetting these decreases, approximately $568,000 of loans moved to nonaccrual status, of which $492,000 related to one borrower relationship. Management continues to focus on reducing the level of nonperforming assets and making improvements in asset quality.

As of March 31, 2015, approximately $6.5 million (77.4%) of nonperforming loans are making scheduled payments. Management closely monitors each of these loans to identify opportunities where workout efforts or restructuring may improve borrowers’ credit risk profiles to facilitate a return to accrual status for credits with sustained repayment histories. Any loans categorized as 90 days past due and still accruing are well secured and in the process of collection. All nonperforming loans are reviewed regularly for collectability and uncollectible balances are promptly charged off.

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

Other real estate owned (“OREO”) is comprised of commercial real estate properties and totaled $1.1 million at March 31, 2015 compared to $1.2 million at December 31, 2014. In the first quarter of 2015, no loans were transferred into OREO and one commercial real estate property with a carrying value of $122,000 was sold for a $10,000 gain. Nonperforming loans may move into OREO when the foreclosure process is initiated (i.e., as “in substance foreclosure”) through the time in which the foreclosure process is completed and any redemption period expires or from the receipt of deeds in lieu of foreclosure. Based on the reduced velocity of newly identified problem loans and remediation plans for existing problem loans, we anticipate other real estate owned to trend lower in 2015 as the Bank manages through the remaining problem loan portfolio.

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

At March 31, 2015, impaired loans totaled approximately $12.2 million, of which $3.2 million were assigned a specific reserve of $1.7 million. Impaired loans without specific reserve allocations totaled $9.0 million. A loan is considered impaired when it is probable that all or part of the amounts due according to contractual terms of the loan agreement will not be collected on a timely basis or the loan has been restructured and is classified as a TDR. Impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected future cash flows at the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the loan’s observable market price.

Of the impaired loans reported at March 31, 2015, $5.1 million were on nonaccrual status, based on management’s assessment using criteria discussed above and $10.1 million are commercial and commercial real estate loans identified as TDRs. All cash received on nonaccrual loans is applied to principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income is recognized on TDRs pursuant to the criteria noted below.

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

The following table summarizes the troubled debt restructuring component of impaired loans at:

	March 31, 2015			December 31, 2014
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
	(in thousands)
Current	$7,710	$2,002	$9,712	$7,879	$3,773	$11,652
Past due 30-89 days	-	2,155	2,155	5	123	128
Past due 90 days or more	88	76	164	-	393	393
Total troubled debt restructurings	$7,798	$4,233	$12,031	$7,884	$4,289	$12,173

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

Allowance for Loan Losses

The allowance for loan losses totaled $7.2 million at March 31, 2015 and $7.1 million at December 31, 2014 and represented 4.41% and 4.44% of gross loans, respectively. The coverage ratio of the ALLL to nonperforming loans was 85.78% and 85.57% at each respective period-end.

Management estimates the required allowance balance based on past loan experience, the nature and volume of the portfolio segments and concentrations, information about specific borrower situations, estimated collateral values, economic conditions and trends, and other factors. Allocations of the allowance are made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Management continually analyzes portfolio risk to refine the process of effective risk identification and measurement for determination of what it believes is an adequate allowance for loan losses. When all of these factors were considered, management determined that no provision was needed for the first three months of 2015 and the resulting $7.2 million allowance as of March 31, 2015 was deemed adequate.

The impact of recent portfolio behavior on the allowance for loan loss calculation and analysis at March 31, 2015, evidenced by successive stable/improving quarterly levels of nonperforming loans, stabilization of real estate values securing certain problem credits, substantially reduced charge-offs and successive trailing quarters of net recoveries, and continued improvement in our rolling quarterly loss history, supported our determination of the overall level of allowance and related provision expense. Assuming these positive trends generally continue, management believes it is reasonably likely that future negative provision expense may be required to reduce the overall level of the allowance based on the continuation of existing portfolio trends and the anticipated improvement in the rolling quarterly loss history as significant prior year charge offs exit the calculation. While we cannot predict or guarantee the amount or timing of any potential additional future negative provision expense, it is possible any such negative provision expense could contribute substantially to earnings and enhance book value per share.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as nonaccrual or renegotiated. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on prior loss experience, adjusted for qualitative factors used to reflect changes in the portfolio’s collectability not captured by prior period loss data.

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

Our loss factors are determined based on either actual loss history or migration analysis, by portfolio segment and loan grade, and adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the portfolio at the analysis date. In general, our practice is to utilize migration analysis to determine loss history for those portfolio classes containing a sufficient number and volume of loans (e.g., commercial, owner occupied, non-owner occupied, consumer home equity, residential mortgages, and consumer loans) to generate loss rate information. We generally use a rolling 12 quarter net loss history as the base for our loss factor computation which is weighted to give emphasis to more recent quarters. However, in successive periods of either limited losses or net recoveries, look-back periods may be extended and/or current period weighting may be suspended to allow for inclusion of some representative estimate of probable credit losses to provide general allowance allocations.

Groups of homogeneous noncommercial loans, such as residential real estate loans, home equity and home equity lines of credit, and consumer loans receive allowance allocations using loss rates determined by migration analysis, based on the loan type rather than by risk grade. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.

Although management evaluates the adequacy of the allowance for loan losses based on information known at a given point in time, as facts and circumstances change, the provision and resulting allowance may also change. While we believe that our allowance for loan loss analysis has identified all probable losses inherent in the portfolio at March 31, 2015, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Noninterest Income

Noninterest income totaled $563,000 for the three months ended March 31, 2015 and decreased $70,000 (11.1%) compared to the same period in 2014. The components of noninterest income are shown in the table below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Service charges and fees on deposits	$213	$306
Other fees	325	286
Trust income	-	32
Loss on sale of available for sale securities	(1)	-
Other	26	30
Total	$563	$654

Service charges on deposit accounts decreased $93,000 compared to the same period last year principally due to a decline in customer non-sufficient funds (“NSF”) occurrences and related NSF fees which resulted from new customer advocacy safeguards, required by regulation, implemented by the Bank in late 2013. To date, these safeguards continue to reduce the number of our overdraft customers and the frequency of overdrafts by our customers. Other fees increased $39,000 compared the same period last year due to higher commercial loan fees recognized on a greater number of closed loans and a newly implemented check cashing fee assessed to non-Bank customers. In addition, under a new agreement with a third-party financial advisor effective in 2015, other fees also include commissions earned on sales of investment products and services by the financial advisor to Bank customers and Bank referrals. Total commissions earned under the new agreement for the three months ended March 31, 2015 amounted to $20,000. Previously, the Bank operated an in-house wealth management department and recognized income for fiduciary trust services and other investment advisory services. The amount and timing of any future commission revenue is largely dependent on our customers’ acceptance and utilization of the services offered through the third-party financial advisor. Other income is derived from rental income earned on certain other real estate properties owned by the Bank during the respective periods.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2015 decreased $146,000 (5.1%) compared to the same period in 2014. The components of noninterest expense are shown in the table below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Salaries and employee benefits	$1,471	$1,502
Occupancy expense	252	237
Equipment expense	86	92
Professional and service fees	343	407
Loan collection and foreclosed property expense	56	53
Computer service fees	127	129
Computer software amortization expense	10	9
FDIC assessment fees	106	84
Insurance expense	39	126
Printing and supplies	29	50
Net (gain) loss on sale/writedown of OREO and repossessions	(10)	1
Other	209	174
Total	$2,718	$2,864

The most significant component of our noninterest expense is salaries and employee benefits. For the three months ended March 31, 2015, salaries and employee benefits expense decreased relative to the same prior year period due to general staff attrition and the decision not to replace certain vacated positions based on continuous assessment of staffing needs. This decrease was partially offset by recognition of a discretionary employer 401(k) matching contribution expense accrued in the first quarter of 2015.

Occupancy expense increased slightly due to the nature and timing of certain building services expenses incurred in the current period relative to the same prior year period, including elevated expenses for snow and salt removal services.

Professional and service fees decreased in the current period relative to the same prior year period due to reduced legal fees incurred on fewer problem loans, less legal services required for other real estate matters, elevated legal fees incurred in the prior year period for matters related to the Bank’s transfer of fiduciary trust powers and exit of trust operations, and reduced oversight fees paid to the OCC based on the Bank’s improved regulatory condition relative to one year ago.

The current period increase in FDIC premium expense primarily resulted from expense adjustments recognized in the first quarter of 2014 related to lower FDIC premiums assessed in the fourth quarter of 2013 following the Bank’s recapitalization. However, current period FDIC premium expense further benefitted from improvements in the Bank’s regulatory condition and risk profile which became effective for assessment purposes in the fourth quarter of 2014. The Bank’s FDIC premium expense remains elevated due to noncompliance with the outstanding Consent Order. The timing or amount of any additional FDIC premium savings is dependent on various factors including the Bank’s ability to maintain the minimum capital ratios required under the Consent Order and the ability to demonstrate a period of satisfactory performance with other requirements of the Consent Order, as assessed by the OCC.

Insurance expense decreased due to significant premium reductions realized in the annual policy renewal (completed in October 2014) as a result of the Bank’s improved financial and regulatory condition following recapitalization.

During the three months ended March 31, 2015, a gain of $10,000 was recognized on the sale of one commercial real estate (OREO) property for $122,000.

Federal Income Tax Expense

For the three months ended March 31, 2015 and 2014, the Corporation recognized current income tax expense of $12,000 and $5,000 based on its calculated alternative minimum taxable income for each respective period. No regular income tax expense was recognized during the three months ended March 31, 2015 and 2014 due to the Corporation’s tax loss carryforward position. At March 31, 2015, the Corporation continues to maintain a full valuation allowance of approximately $9.7 million due to the uncertainty of future taxable income necessary to fully realize its recorded net deferred tax asset. Assuming the Corporation’s core earnings continue to improve and assuming the Consent Order is eventually terminated, reinstatement of the Corporation’s net deferred tax asset will be closely evaluated to determine the portion considered realizable based on projected taxable income. While we cannot predict or guarantee the amount or timing of any tax benefit to be recognized upon reinstatement of the net deferred tax asset, any such reinstatement could contribute substantially to earnings and enhance book value per share.

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”) which became effective January 1, 2015, with additional phase-in requirements through January 1, 2019. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize CET1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. As a small bank holding company with less than $500 million in total consolidated assets, the Corporation is excluded from the New Capital Rules under Basel III as described above.

Quantitative measures established by regulation to ensure capital adequacy require banking organizations to maintain minimum amounts and ratios of CET1 capital, total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the following table. Due to its exclusion from the New Capital Rules under Basel III, the Corporation’s capital amounts and ratios for March 31, 2015, as presented below, are calculated in accordance with regulatory capital rules and standards effective for the Corporation at December 31, 2014. The Federal Reserve has not advised the Corporation of any specific capital ratios applicable to it.

			Minimum for		To Be Well Capitalized
			Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
CET1 capital (to risk weighted assets)
Bank	$29,995	14.76%	$9,147	4.50%	$13,213	6.50%
FNBH Bancorp	N/A	N/A %	N/A	N/A %	N/A	N/A

Total Capital (to risk weighted assets)
Bank	32,593	16.03%	16,262	8.00%	20,328	10.00%
FNBH Bancorp	33,926	16.75%	16,199	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	29,995	14.76%	12,197	6.00%	16,262	8.00%
FNBH Bancorp	31,334	15.47%	8,100	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	29,995	9.34%	12,849	4.00%	16,061	5.00%
FNBH Bancorp	31,334	9.71%	12,903	4.00%	N/A	N/A

December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)
Bank	$32,346	16.46%	$15,721	8.00%	$19,651	10.00%
FNBH Bancorp	33,722	17.14%	15,743	8.00%	N/A	N/A

Tier 1 Capital (to risk weighted assets)
Bank	29,828	15.18%	7,860	4.00%	11,791	6.00%
FNBH Bancorp	31,201	15.86%	7,872	4.00%	N/A	N/A

Tier 1 Capital (to average assets)
Bank	29,828	9.34%	12,780	4.00%	15,975	5.00%
FNBH Bancorp	31,201	9.72%	12,835	4.00%	N/A	N/A

As a result of a new Consent Order issued to the Bank by the OCC on October 31, 2013, the Bank continues to be subject to higher minimum capital ratios than those shown above. Specifically, the Consent Order requires the Bank to maintain a Total risk-based capital ratio of 11% and a Tier 1 leverage ratio of 8.5%. As shown above, the Bank’s actual ratios were in compliance with the minimum ratios for a well-capitalized institution as of March 31, 2015 and December 31, 2014. However, because the Bank is subject to the Consent Order, it does not meet the regulatory determination of a well-capitalized institution. As such, the Bank is considered "adequately capitalized" for purposes of the OCC’s Prompt Corrective Action (“PCA”) enforcement powers. The Bank's capital category is determined solely for purposes of applying PCA; the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

Contractual Obligations

The Bank had outstanding irrevocable standby letters of credit, which carried a maximum potential commitment of approximately $15,000 at March 31, 2015 and $10,000 December 31, 2014. These letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these letters of credit are short-term guarantees of one year or less, although some have maturities which extend as long as two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank primarily holds real estate as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held on those commitments at March 31, 2015 and December 31, 2014, where there is collateral, was in excess of the committed amount. A letter of credit is not recorded on the balance sheet unless a customer fails to perform.

Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Adoption of this ASU by the Corporation in the first quarter of 2015 did not have a material impact.

FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. This Update also requires additional disclosures about discontinued operations including pretax profit or loss, and any ongoing involvement with the discontinued operation. The amendments are effective for the annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of the ASU by the Corporation did not have a material impact.

FASB issued ASU 2014-14, Classification of Certain government-Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2014. The impact of adoption of this ASU by the Corporation did not have a material impact.

FASB issued ASU 2014-09, Revenue from Contracts (Topic 606). The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU-2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The impact of this ASU by the Corporation is not expected to be material.

Recent Legislative Developments

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  Uncertainty remains as to the ultimate impact of this law, which could have a material adverse impact either on the financial services industry as a whole or on the Corporation’s and Bank’s business, results of operations and financial condition. This federal law contains a number of provisions that could affect the Corporation and the Bank. For example, the law:

•	Made national banks (such as the Bank) and their subsidiaries subject to a number of state laws that were previously preempted by federal laws;

•	Imposed additional restrictions on how mortgage brokers and loan originators may be compensated;

•	Established a federal consumer protection agency that has broad authority to develop and implement rules regarding most consumer financial products;

•	Created additional rules affecting corporate governance and executive compensation at all publicly traded companies;

•	Broadened the base for FDIC insurance assessments and made other changes to federal deposit insurance, including permanently increasing FDIC deposit insurance coverage to $250,000; and

•	Allows depository institutions to pay interest on business checking accounts

The Dodd-Frank Act and regulations being issued as a result of the Dodd-Frank Act have had, and we expect will continue to have, a significant impact on the banking industry, including our organization.

On April 5, 2012, the Jumpstart Our Business Startups Act (JOBS Act) was signed into law. The JOBS Act is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. It amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. For bank holding companies, the JOBS Act increases the statutory threshold for deregistration under the Securities Exchange Act of 1934 from 300 shareholders to 1,200 shareholders of record. The Corporation has taken advantage of these new rules and has filed a deregistration notice with the SEC. See Note 11 (Subsequent Event) to our unaudited interim consolidated financial statements included in Part 1 of this Form 10-Q.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. In July 2013, the Federal Reserve and the OCC each approved final rules that establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. These new rules impose higher capital requirements and more restrictive leverage and liquidity ratios. The new capital requirements became effective January 1, 2015 and include additional components that will be phased in over a four-year period beginning in January 2016. Based on the Bank’s existing capital levels and balance sheet composition, the implementation of the new capital rules did not have a material impact on the Bank’s capital needs. However, the implementation of these standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented. Consequently, the ultimate impact of these new rules on the Corporation and the Bank is still being reviewed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the market risk faced by the Corporation since December 31, 2014. For information regarding our risk factors, refer to the FNBH Bancorp, Inc. Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a - 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Disclosure Controls”). The Disclosure Controls are designed to allow the Corporation to reach a reasonable level of assurance that information required to be disclosed by the Corporation in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including its principal executive and financial officers to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was conducted under the supervision and with the participation of the Corporation’s management, including the chief executive officer and the chief financial officer. Based upon the Controls Evaluation and subsequent discussions, the chief executive officer and chief financial officer have concluded that as of March 31, 2015, the Corporation’s Disclosure Controls were effective at a reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2015 there were no changes in the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the Corporation during the three months ended March 31, 2015, that were not registered under the Securities Act of 1933. The Corporation did not repurchase any of its equity securities during the quarter ended March 31, 2015.

Item 6. Exhibits

The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Retirement Agreement between FNBH Bancorp, Inc.; First National Bank in Howell; and Daniel Wollschlager dated March 17, 2015 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2015).

31.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of FNBH Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 to be signed on its behalf by the undersigned hereunto duly authorized.

FNBH BANCORP, INC.

/s/Ronald L. Long
Ronald L. Long, President and Chief Executive Officer
(Principal Executive Officer)

/s/Mark J. Huber
Mark J. Huber, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2015

